Form 10-K
period 1993-12-31
SMITH INTERNATIONAL INC
filed 1994-03-22
CIK 721083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-8514

                           SMITH INTERNATIONAL, INC.

                  DELAWARE                                        95-3822631
          (State of Incorporation)                     (IRS Employer Identification No.)

                               16740 HARDY STREET
                              HOUSTON, TEXAS 77032
          (Present address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code -- 713-443-3370

     Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
             -------------------                             ---------------------
                Common Stock                             New York Stock Exchange, Inc.
                                                         Pacific Stock Exchange, Inc.

     Securities registered pursuant to 12(g) of the Act:

                              TITLE OF EACH CLASS
                              -------------------
                                Class A Warrants
                                Class B Warrants

     Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Aggregate market value of voting stock held by non-affiliates on March 4, 1994: $404,597,613 (38,533,106 shares at closing price on New York Stock Exchange of $10.50). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

             COMMON SHARES OUTSTANDING ON MARCH 4, 1994  39,314,667
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement related to the Registrant's 1994 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/X/]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Smith International, Inc. ("Smith" or the "Company") is a leading downhole drilling tool manufacturer and service company, which manufactures and markets a wide range of products and services used in the drilling of oil and gas wells. Smith provides technologically advanced drill bits, and drilling and completion services to the oil and gas drilling industry. Supplying products and services to the oil and gas drilling industry represents approximately 92% of the Company's revenues, with the remainder to the mining and industrial markets. The following table sets forth the revenues attributable to continuing operations of the Company for its two major product and service groups:

                                                   1993             1992             1991
                                               -------------    -------------    -------------
                                               AMOUNT     %     AMOUNT     %     AMOUNT     %
                                               ------    ---    ------    ---    ------    ---
                                                            (DOLLARS IN MILLIONS)
    Drill bits...............................  $162.3     73    $145.5     69    $166.1     66
    Drilling and completion services.........    58.4     27      65.2     31      85.9     34
                                               ------    ---    ------    ---    ------    ---
              Total..........................  $220.7    100    $210.7    100    $252.0    100
                                               ------    ---    ------    ---    ------    ---
                                               ------    ---    ------    ---    ------    ---

     Beginning in March 1994, the Company will also provide drilling fluids and systems to the oil and gas drilling industry as a result of the Company's February 28, 1994 acquisition of a 64% interest in M-I Drilling Fluids Company (M-I). Information about M-I is also provided below.

SALE OF DIRECTIONAL DRILLING BUSINESS

     On March 29, 1993, the Company sold its directional drilling systems and services (DDS) business and certain of its subsidiaries and other affiliates to Halliburton Company (Halliburton) for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock was sold for $247.7 million. As a result, the Company recorded income from discontinued operations of $73.6 million including the gain from the sale of the DDS business of $80.1 million. The gain includes provisions for various fees, expenses and taxes related to the DDS sale. The DDS business reported revenues of approximately $36.3 million in the first three months of 1993, $158.7 million in 1992 and $151.1 million in 1991. The DDS business reported operating losses of $6.5 million in the first three months of 1993, $3.0 million in 1992 and $4.6 million in 1991.

     The Company used a portion of the proceeds of the DDS sale to repay certain debt of the Company. For further discussion, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

ACQUISITIONS OF A-Z/GRANT AND LINDSEY

     On December 22, 1993, the Company acquired the product line assets of A-Z International, Grant Oilfield Tools and Lindsey Completion Systems (A-Z/Grant and Lindsey) from Masex Energy Services Group, Inc. for $19.0 million in cash. A-Z/Grant and Lindsey are leading providers of downhole tools, remedial services and liner hangers to the oil and gas industry. A-Z/Grant and Lindsey reported unaudited revenues of $31.6 million in 1993, $29.0 million in 1992, and $31.0 million in 1991. The acquisition was accounted for as a purchase effective December 22, 1993. The unaudited results of A-Z/Grant and Lindsey from December 22, 1993 to December 31, 1993 were not significant to the operations of the Company.

ACQUISITION OF M-I DRILLING FLUIDS COMPANY IN 1994

     Effective February 28, 1994, the Company acquired a 64% interest in M-I from Dresser Industries, Inc. (Dresser) for $160 million. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I is a leading provider of environmentally sensitive drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest in M-I using $80 million of its cash and issuing a note payable to Dresser for $80 million due on August 28, 1994. M-I reported unaudited revenues of $405.8 million in 1993, $382.6 million in 1992 and $435.5 million in 1991.

     With the completion of the aforementioned acquisitions, the Company has established itself as a leading supplier of expendable drilling products to the oil and gas drilling industry. On an unaudited pro forma basis, the combined total revenues of all of the Company's businesses totaled $658.1 million in 1993.

INDUSTRY OVERVIEW AND BUSINESS OPERATIONS

     Substantially all of the Company's products and services are used in the process of drilling oil and natural gas wells. Therefore, the level of drilling activity is a useful general indicator of the demand for the products and services of the Company at any given time. The level of drilling activity is determined by a variety of factors over which the Company has no control, including the current and anticipated market price of crude oil and natural gas, the production levels of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and gas producers, the regional supply and demand for oil and natural gas, the level of worldwide economic activity and the long-term effect of worldwide energy conservation measures. The worldwide average active rig count increased 2.4% from 1,673 in 1992 to 1,713 in 1993, primarily due to the 5.0% increase in the average U.S. rig count between 1992 and 1993. Overall the international active rig count increased slightly as an increase in drilling activity in Canada was partially offset by drilling declines in all major international areas except the Middle East.

     Management anticipates drilling activity in 1994 to approximate 1993 activity levels and intense competition to continue. Some additional drilling for natural gas is expected to occur during 1994 in the Gulf of Mexico region of the U.S. due to the increase in natural gas prices over the prior year, the decline in natural gas reserves and the general emphasis of utilizing natural gas as an environmentally preferred fuel. Management believes that the Company is well positioned to benefit from increases in worldwide oil and gas exploration drilling which may develop in 1994 and beyond and that increased drilling activity will positively impact the Company's results in the future.

OTHER BACKGROUND INFORMATION

     On March 7, 1986, the Company, exclusive of its subsidiaries, filed for protection under Chapter 11 of the U.S. Bankruptcy Code as a result of a judgment in the amount of $205.4 million in a patent infringement case relating to a drill bit patent that has since expired. The Company initiated the bankruptcy proceedings in order to protect its assets and operations from the judgment. On December 31, 1987, the Company's plan of reorganization became effective, and since that date it has conducted its business in the ordinary course.

     During the reorganization, the Company completed an extensive restructuring of its internal operating divisions and sold certain of its operations in order to focus on its core businesses. Because the Company sustained its historical levels of research and engineering expenditures and maintained its share of industry revenues during this period, management believes that the Company was not adversely affected by the reorganization.

     Industrial Equity (Pacific) Limited, a Hong Kong Corporation ("IEP") acquired 8,754,892 shares of Common Stock, 933,468 Class A Warrants and 967,133 Class B Warrants in open market purchases beginning in October 1986 and pursuant to the Company's plan of reorganization. Pursuant to a private placement in February 1988, IEP acquired preferred stock that was subsequently converted into the Company's 8.75% Convertible Preferred Stock.

     In May 1989, the Board of Directors of the Company was notified by IEP that IEP wished to explore the possibility of acquiring the remaining shares of the Company that it did not own. In response to that announcement, a Special Committee of the Company's Board of Directors was formed. In July 1989, the Special Committee announced that it intended to solicit offers for the Company from third parties and "explore alternatives designed to maximize shareholder value."

     The Company agreed to be acquired by Dresser pursuant to an Agreement and Plan of Merger, dated November 13, 1989. On December 28, 1989, Dresser exercised its right to terminate the Merger Agreement based upon circumstances relating to obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     On March 19, 1990, the Company and IEP entered into an agreement pursuant to which the Company and IEP agreed, among other things, that IEP would sell certain of the Company's securities owned by it in a public offering. The offering was successful and closed on May 30, 1990. IEP agreed that it would not acquire any securities in excess of 5% of the Company's Common Stock on a fully diluted basis for a five year period from the closing of the offering.

DRILL BITS

     Products. The Company's drill bits group designs, manufactures and markets drill bits used in drilling oil and gas wells and mining applications. The Company offers over 900 drill bits under the Smith Tool(TM), Smith Diamond(TM) and Smith Mining(TM) product lines. Drill bit sizes range from 5 7/8 to 28 inches in diameter for the petroleum industry and from 2 15/16 to 17 1/2 inches in diameter for the mining industry. Most bits manufactured by the Company are three-cone drill bits. The surfaces of the cones are comprised of different types of pointed structures that are referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert") which is usually tungsten carbide.

     The Company also manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamonds. The Company manufactures PDC's for use in the Company's diamond drill bits, and has patented processes for applying diamonds to a curved surface with multiple transition layers. The Company believes that the curved surface diamond insert significantly improves the ability of diamond shear bits to drill in harder and more abrasive formations. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provides the Company a cost and technological advantage with respect to these products. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology into Smith drill bits and across other Smith product lines. These diamond enhanced products last longer and increase penetration rates, which decreases overall drilling costs in certain formations. The Company believes that its ability to develop specialized diamond inserts for specific applications will provide new business opportunities as with Diamond Enhanced Insert roller cone bits and Impax(TM) hammer bits.

     The cutting structures in mining bits are principally tungsten carbide inserts ("TCI"). Mining bits are typically utilized for shallow drilling to place explosives for blasting in open pit mining operations. Other mining bits using both tungsten carbide and diamond enhanced inserts have been designed for use with air driven percussion tools and are known as hammer bits.

     Competition. Besides the Company, Hughes Christensen (a division of Baker-Hughes, Inc.), Security (a division of Dresser), and Reed/Hycalog (a division of Camco International, Inc.) are the three major competitors in the petroleum drill bit business. While the Company and Hughes Christensen maintain the leading shares of worldwide revenues of three-cone mining drill bits, they compete with over 20 other competitors.

     Competition for sales of petroleum drill bits is generally based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality and reliability as well as technological advances, such as the Diamond Enhanced Inserts, specialized hardmetal applications and Spinodal bearing features in its drill bits, further enhance the Company's reputation and competitive advantage. Competition for sales of mining drill bits generally is based on a number of factors, including price, performance and availability.

DRILLING AND COMPLETION SERVICES

     Products and Services. The Company manufactures tubular drill string components within its Drilco product line. These tubular products include drill collars to provide drilling weight to the bit, Hevi-Wate(TM) drill pipe to provide stress transition between drill collars and conventional drill pipe or to provide drilling weight to the bit in horizontal drilling, connecting subs to attach drill string members of differing diameters and connections and kellys to rotate the drill string on conventional drilling rigs.

     The Company manufactures downhole tools which are also used in the drilling process. These downhole tools are sold or rented to the end users, and include stabilizers to centralize the drill string, reamers to maintain a uniform hole diameter and shock subs to reduce the shock and vibration that occurs in the drill string.

     The Company also manufactures downhole remedial tools for use in connection with the drill string for specialized drilling and workover operations within its Servco product line. These remedial tools are sold or rented to the end users, and typically include supervision services provided by the Company's employees. These remedial operations include section milling to remove a section of casing permitting the well to be re-drilled using the existing casing string, hole opening and underreaming to enlarge the wellbore for proper cementing of the casing or gravel packing, packer milling to remove production packers, conventional milling to remove wellbore obstructions, pipe cutting to remove the casing when a well is abandoned and fishing services to remove obstructions from well bores primarily during workover operations.

     The Company maintains field service centers which provide inspection and repair services for the Company's drill string components, customer owned tubular goods and for the Company's rental tools. These field service centers serve as the distribution points for all the Company's products, and are an important part of the Company's marketing efforts.

     In addition to the above, the recently acquired A-Z International and Grant Oilfield Tools provides rotating drilling heads, milling tools, Pack-Stock combination packers and whipstocks for various drilling and remedial activities, and Lindsey Completion Systems has been an industry innovator in the liner hanger, completion and cementing equipment product lines.

     Competition. Competition in the drilling and completion services market is primarily based on response time, reliability and price. The Company attributes its competitive position to its commitment to quality and service which is evidenced by the Company maintaining quality equipment and trained personnel at field service centers in almost every major drilling location in the world. The markets for drilling and completion services are highly fragmented.

DRILLING FLUIDS OPERATIONS

     Products and Services. Through the acquisition of M-I, the Company will provide drilling fluids products, systems, and technical services to end users engaged in drilling oil, natural gas, and geothermal wells worldwide. Drilling fluids products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, keep rock cuttings in suspension to remove them from the hole, and maintain the stability of the wellbore. Technical services are provided at the wellsite to ensure that the products and systems are applied effectively to optimize drilling operations. These services include well-specific products and systems during the planning phase, testing and recommending adjustments to the properties of the fluids during the drilling phase, and analyzing well results to improve the drilling of future wells.

     M-I is a global leader in environmentally-sensitive drilling fluids products and systems as well as equipment related to the control of fluids at the wellsite. M-I manufactures and distributes more than 200 minerals products and chemical additives at nearly 30 grinding and chemical plants strategically located near most of the world's major drilling areas. M-I offers water-base, oil-base, and synthetic-base drilling fluids systems, each comprised of a number of individual products designed to ensure that the multiple functions of the drilling fluid are met. These products include weighting agents such as barite which control formation pressures; thickening agents or viscosifiers which improve the carrying capacity of the fluid; thinners and dispersants, used to thin a drilling fluid which has become too thick from formation cuttings; and fluid loss control agents, lost circulation materials, and other products used to address formation-specific conditions. Major new products and systems introduced in the last three years include NOVADRIL, a synthetic-base drilling fluid system; MCAT(TM), a cationic water-base system; ENVIROTHERM, a high-temperature drilling fluid additive; KLA-CURE(R), an additive used in suppressing shales; and PIPE-LAX(TM) ENV, an environmentally-sensitive spotting fluid.

     Through its Swaco Geolograph operations, a complete line of solids control, pressure control, and rig instrumentation products are offered to the worldwide drilling market on both a sale and rental basis. Key products in the pressure control line include the D-Gasser and Super Choke which hold dominant market positions. The solid control product line of shakers, hydroclones, and centrifuges have been designed to offer operators the option to drill "dry locations", where drilling fluid waste is minimized and handled in an environmentally-safe manner. Swaco Geolograph's rig instrumentation line features the SMART Data Acquisition System, an advanced monitoring system that measures, monitors, and displays the drilling status of a well with high speed accuracy.

     Competition. Besides M-I, the major competitors in the worldwide drilling fluids industry are Baroid Drilling Fluids (a subsidiary of Baroid Corporation which recently merged with Dresser) and Inteq (a division of Baker-Hughes, Inc.). Together, these three companies supply products and systems to over two-thirds of the worldwide drilling fluids market. While these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally-based competitors and foreign multinational drilling fluids suppliers. Competition within the industry is based on a number of factors, including drilling performance, quality, reliability, service, price, technological advantages, and breadth of the product line.

INTERNATIONAL OPERATIONS

     Sales to the international oil drilling markets are a key strategic focus of Smith management, and the Company markets its products and services through its subsidiaries, joint ventures and sales agents in virtually all petroleum producing areas of the world, including Canada, the North Sea/Europe, the Middle East, Mexico, Central and South America, Asia/Pacific and Africa. As a result, 53% of the Company's total revenues from continuing operations in 1993 were generated from sales in the international markets, compared to 58% in 1992. Approximately 61% of the Company's revenues are denominated in U.S. dollars.

     Historically, international drilling activity has been less volatile than in the U.S. due to the relatively high costs of exploration and development programs which can only be undertaken by major oil companies, consortiums and national oil companies. These entities operate under longer term strategic priorities than do the independent drilling operators that are more common in the U.S. market.

SALES AND DISTRIBUTION

     The Company markets its products on a worldwide basis, employing Company sales personnel and independent sales agents. Sales are directed to end users in the drilling industry including independent drilling contractors, major and independent oil companies and national oil companies. In the United States, approximately 75% of all sales are made by Company sales personnel and the remainder of which are made by independent sales agents.

     The Company's sales force is supported by 15 field service centers in the U.S. and Canada and 27 field service centers outside of North America. The Company considers that its worldwide sales position has been significantly enhanced by its field service centers presently maintained in Bolivia, Brazil, Canada, Colombia, France, Germany, Italy, Mexico, Norway, Singapore, Tunisia, United Kingdom, United States and Venezuela. These field service centers serve as bases for the sales force and rental tool operations and also provide an opportunity to market a wider range of the Company's products than could be marketed by a sales office. The Company's field service centers are also important factors in maintaining good customer relations since they are designed primarily for repair and maintenance of drill string components and rental tools.

MANUFACTURING

     The Company's manufacturing operations, along with quality control support, are designed to ensure that all products and services marketed by the Company will meet standards of performance and reliability consistent with the Company's reputation in the industry.

     The Company lowered its fixed costs and labor costs by closing its California manufacturing facilities and relocating the manufacturing of the drill bits to Ponca City, Oklahoma and other products to Houston, Texas in 1989. This move has permitted the Company to realize significant annual savings since that date.

     Management estimates that the Company has available manufacturing facilities to accommodate a worldwide demand level equivalent to approximately 3,000 average active drilling rigs which compares to 1,700 average active drilling rigs estimated for 1994. In addition, the Company has entered into license agreements and joint ventures with worldwide manufacturers in order to increase its production capacity for drill bits.

RAW MATERIALS

     The Company purchases a variety of raw materials, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company currently purchases 80% of the tungsten carbide inserts used as cutting structures on drill bit cones, wear pads for stabilizers and hard surface materials for mills and reamers from one supplier pursuant to a supply agreement entered into in connection with the sale of a division by the Company to that supplier. In addition, the Company has also entered into a supply agreement to purchase 80% of its U.S. forging requirements from a single supplier. The Company believes that numerous alternative supply sources are available for all of such materials. The Company also produces PDC synthetic diamonds in Provo, Utah for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit manufacturer producing its own PDC.

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

     The Company maintains product development and engineering departments in bit technology and downhole tool technology whose activities are directed to developing new products and processes, improving existing product lines and designing specialized products to meet customer requirements. Experimental work in metallurgy also comprises a significant portion of the work of these departments. For example, recent new product developments include: tungsten carbide insert and milled tooth Spinodal(TM) bearing roller cone bits, Diamond Enhanced Insert roller cone bits, steerable motor PDC and roller cone bits; the Smith Diamond Maxidrill(TM) products and Diamond Enhanced Impax(TM) hammer bits; the Servco Millmaster(TM) carbide cutting structure; and the Servco Bearclaw(TM) PDC underreamer. In recent years, the Company has received special meritorious awards for engineering innovations sponsored by Petroleum Engineer International magazine. One such award was for the placement of PDC on curved surfaces for rock bit cutting structure while another was for the development of a new hardfacing material for use on milled tooth drill bits.

     During 1991, the Company developed FDS+ Milled Tooth Rock Bits for longer life at higher rates of penetration. The Company continuously attempts to improve the quality, performance and reliability of its products in order to maintain its competitive position in the industries it serves and to develop new tools and materials to meet the evolving market needs.

     The Company also maintains a drill bit data base which records the performance of substantially all drill bits used in the U.S. over the last 10 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements with product development. Management believes this proprietary data base gives the Company a competitive advantage in the drill bit business.

     The Company has historically maintained its research and engineering expenditures at a high level to enable it to maintain its technological and performance leadership and broaden its product lines in the drilling tools and services industry. The Company's expenditures for research and engineering activities amounted to $6.6 million in 1993, $6.2 million in 1992 and $8.9 million in 1991. In 1993, research and engineering expenditures approximated 3.0% of revenues.

     Although the Company has over 650 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

EMPLOYEES

     At December 31, 1993, the Company had approximately 1,750 full time employees throughout the world. None of the Company's employees in the United States are covered by collective bargaining agreements. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES

     The principal manufacturing facilities of the Company at December 31, 1993 are shown in the table below.

                                                                                         APPROX.
                                                                            LAND       BLDG. SPACE
        LOCATION                 PRINCIPAL PRODUCTS MANUFACTURED           (ACRES)      (SQ. FT.)
        -------                  ------------------------------            -------     -----------
Houston, Texas...........  Tubulars, downhole tools, remedial products,     106.4        720,199
                             diamond bits
Ponca City, Oklahoma.....  Drill bits                                        15.2        206,800
Saline de Volterra,        Drill bits                                        12.3        129,953
  Italy..................
Provo, Utah..............  Synthetic diamond materials                        4.0         32,000

     The Company considers its manufacturing facilities to be in good condition and adequately maintained. Due to the downturn in business in recent years, the Company's manufacturing facilities operated below capacity throughout 1993 and are continuing to operate below capacity levels. A portion of the Houston, Texas facility is currently being held for sale by the Company.

ITEM 3. LEGAL PROCEEDINGS

     In January 1991, the Company and several of the Company's competitors were served with a federal grand jury subpoena for documents, principally concerning the Company's sales, marketing and pricing activities for tri-cone rock bits produced and sold by the Company. In June 1992, Baker Hughes entered a plea of guilty to an Information charging it with a single count of violating Section 1 of the Sherman Act for the period March through May 11, 1989 and agreed to pay a $1.0 million fine to the U.S. government. On November 23, 1993, the Company entered a plea of guilty to a violation of Section 1 of the Sherman Act for the same period and paid a fine to the U.S. government of $0.7 million.

     After it was served the subpoena by the grand jury, the Company was served with complaints in three civil proceedings. Each action alleged violations of
Section 1 of the Sherman Act. The cases were consolidated for discovery purposes with four other cases filed against other tri-cone rock bit manufacturers, but not the Company, in the Southern District of Texas, which made allegations similar to those made against the Company. The consolidated case was captioned Red Eagle Resources Corporation, Inc., et al. v. Baker Hughes, Inc., Baker Hughes Production, Inc., Hughes Tool Company, Reed Tool Company, a/k/a/ Baker RTC, Inc., Camco International, Inc., Smith International, Inc., and Dresser Industries, Inc., Civil Action No. 91-H-627. In September 1992, the district court certified the case as a class action. The class consisted of direct purchasers of rock bits from defendants in the period September 1, 1986, through January 15, 1992.

     On August 27, 1993, without admitting any form of liability, the Company entered into an agreement with the plaintiffs to settle all claims against the Company. The Company recorded a special charge of $19.9 million to cover the cost of the settlement of $16.8 million and related estimated legal fees and other costs and expenses. On October 28, 1993, an order was entered which gave final approval to this settlement.

     Chevron USA Inc., which opted not to be part of the above mentioned class action, filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division, entitled Chevron USA Inc., acting by and through its division Chevron USA Production Company v. Baker Hughes, Inc., Reed Tool Company a/k/a Baker RTC, Inc., CAMCO International, Inc., Smith International, Inc. and Dresser Industries, Inc. Cause No. H-93-949, alleging violations of Section 1 of the Sherman Act. This case is in its early phase; little formal discovery has occurred; and docket call for the trial of this matter has been set for January 26, 1996. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

  Executive Life

     On March 4, 1992, the Company was served with a complaint in the U.S. District Court in the Central District of California, entitled Lynn Martin, Secretary of the U.S. Dept. of Labor v. Smith International, Inc., et al., Case No. CV-92-1196. The complaint alleges violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of annuities from Executive Life Insurance Company("Executive Life"), upon the termination of its Pension Plan in August 1985. The Department of Labor ("DOL") filed the lawsuit in order to prevent the expiration of the statute of limitations while it completed its investigation of the Company's purchase of annuities from Executive Life. In 1993, Executive Life emerged from a conservatorship proceeding in California state court. The Company believes that it properly discharged its legal responsibilities with regard to the purchase of annuities from Executive Life and, consequently, that uninsured losses of the Company, if any, resulting from the DOL claims will not be material.

  Superfund

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act") generally addresses remedial action at sites from which there has been a "release" of "hazardous substances." Among other things, the Superfund Act authorizes the U.S. Environmental Protection Agency (the "EPA") to take any necessary response actions at these sites and, in certain circumstances, to order those parties liable for the "release" to take response actions. The EPA may seek reimbursement of expenditures of federal funds from parties potentially liable under the Superfund Act. Relevant court decisions have interpreted the Superfund Act to impose strict, joint and several liability upon all persons liable for response costs under the statute with respect to a particular site, if the harm at such site is indivisible. The Superfund Act requires the EPA to develop a National Priorities List ("NPL") of sites which are the most deserving of prompt investigation and remediation. At present, there are approximately 1,000 sites nationwide on the NPL.

     The Sheridan Site. On March 31, 1987, the Sheridan Site Committee (the "Committee") filed a claim in the Company's Chapter 11 case on behalf of itself and 59 potentially responsible parties ("PRPs") at the Sheridan Disposal Services site in Hempstead, Texas, an NPL site. The claim was based on the Company's alleged liability to the claimants for "contribution and potential cost recovery for administrative and remedial work" expenses incurred and to be incurred by them in connection with the Sheridan Disposal site.

     On August 28, 1987, the Company reached a settlement with the Committee. The Committee agreed to withdraw its proof of claim. In return, the Company agreed to pay its allocable share of response costs incurred by the Committee, such share to be limited to the lesser of $3 million or 2.93% of actual response costs. The Company's obligations pursuant to the settlement agreement with the Committee were not discharged or affected by confirmation of the Company's plan of reorganization.

     The settlement agreement with the Committee further provides that payments by the Company will be made on the same basis and at the same time as they are made by members of the Committee whose members have recently agreed to enter into a judicial consent decree under which they will complete the remedies selected by EPA under its Record of Decision (the "ROD"), issued in December 1988 and supplemented in September 1989. Based upon the ROD, total remediation costs are estimated, on a preliminary basis, to be approximately $28 million. On this basis, the Company's share would be $0.8 million. On October 4, 1989, the Company entered into a Sheridan Site Trust Agreement together with 37 other PRPs, providing a mechanism for the disbursement of funds in connection with remedial action to be performed at the Sheridan Site. Remediation efforts and expenditures at the Sheridan Site will likely extend over the next five years.

     The OII Site. Under the Superfund Act, the EPA has been conducting various activities at the Operating Industries, Inc. ("OII") site, a disposal site on the NPL located in Monterey Park, California. The United States, on behalf of the EPA, filed a proof of claim in the Company's Chapter 11 case alleging that it had incurred approximately $8 million in response costs to date, and would continue to incur response costs in the future. Subsequently, the United States alleged that its costs had increased to over $10 million. In addition to the United States, 21 other PRPs for cleanup of the OII site also filed proofs of claim against the Company's estate for contribution or indemnity arising from any claims asserted against them by the United States for response costs. The Company objected to the claims of the United States and the PRPs.

     On June 14, 1988, the United States District Court entered an order approving a Stipulation and Agreement to Compromise and Settle EPA's claim against the Company's estate (the "OII Settlement Agreement"). Under the OII Settlement Agreement, the claim of the United States was allowed as an amount (approximately $150,000) sufficient to entitle the EPA to a distribution pursuant to the Company's plan of reorganization. The Company further agreed to pay its allocable share of total future site response costs at the OII site, such share, however, to be limited to the lesser of $5 million or 0.65% of future site response costs.

     On July 15, 1988, the District Court entered a further order withdrawing and dismissing the general unsecured claims of the 21 potentially responsible parties and their requests for payment of administrative expenses.

     The EPA has issued three ROD's with respect to the OII Site and remediation work under RODs I and II has commenced. The Company may be requested to make interim contributions with respect to these RODs. The EPA issued ROD III with respect to landfill gas control and landfill cover on September 30, 1990. This ROD includes net present work cost estimates for the work covering 30, 45 and 60 years of project life. The EPA has estimated the cost of this work to exceed $100 million. Because of the time span involved in the remedy, EPA is working with certain parties on a South West Early Action Plan ("SWEAP") designed to address landfill gas issues in the southwestern portion of the OII landfill, which is near several homes.

     The cost of the final long-term remedy for the clean-up of the OII site is presently unknown and depends on the nature and extent of contamination at the site and the remedy which is ultimately selected. The EPA is still preparing its Remedial Investigation and Feasibility Study ("RI/FS") which will examine the various alternatives for a final remedy of the site;and anticipates that the RI/FS may be completed by mid-1994. Actual remediation expenditures will likely extend for a number of years after a final remedy is selected for the site, subsequent to completion of the RI/FS.

     At this time, the Company is unable to determine the amount it may ultimately have to contribute to the OII site pursuant to the OII settlement agreement. This amount will range from the approximately $150,000 that the Company has already paid to the $5.0 million at which the Company's liability is capped under the OII settlement agreement.

     The Chemform Site. Chemform, Inc. ("Chemform"), a former wholly owned subsidiary of the Company and, subsequently, the Company itself, operated a business and held a leasehold interest in property located in Pompano Beach, Florida (the "Chemform Site") between May 14, 1976 and March 16, 1979, at which time the Company sold the Chemform business and assigned the lease.

     The EPA has been conducting various activities at the Chemform Site under the Superfund Act and placed the Chemform Site on the NPL on October 4, 1989. In October 1989, the Company, along with three other PRPs at the Chemform Site, entered into a consent agreement with the EPA for the preparation of an RI/FS. An Amendment to that consent agreement, which became effective on April 7, 1992, specified that the RI/FS for the Chemform Site would be addressed in two operable units: Operable Unit One addresses Site-related groundwater contamination, and Operable Unit Two addressed source and soil contamination.

     On September 22, 1992, the EPA issued the ROD for Operable Unit One at the Site. The ROD selected a "No Action with Monitoring" alternative, under which groundwater would be monitored quarterly for at least one year. On July 13, 1993, the Company, along with two other PRPs and the EPS, executed an Administrative Order on Consent ("AOC") and Scope of Work ("SOW") which will govern the implementation of the ROD for Operable Unit One at the Chemform Site. Under the terms of the AOC and SOW, the Company, along with two other PRPs, agree to undertake the groundwater monitoring work specified in the AOC and SOW. In the ROD, EPA estimated the costs of constructing the required groundwater wells and the cost of one year of groundwater monitoring to be approximately $0.1 million.

     On September 16, 1993, EPA issued the ROD for Operable Unit Two at the Chemform Site, which addresses site-related soil contamination. The ROD determined that no further Superfund action is necessary to address Operable Unit Two at the site; however, the State of Florida, as represented by the Florida Department of Environmental Protection, has not yet concurred in the ROD for Operable Unit Two. It is not known whether the State of Florida will do so, or whether any further proceedings will be required due to the State's lack of concurrence. The Company believes that the EPA will demand reimbursement of certain oversight expenses that the EPA allegedly has incurred in administering the Chemform site. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

     As of December 31, 1990, the Company recorded a $5.0 million provision for its estimated liability for clean-up of all of the Company's environmental matters that were known at that time including the estimated costs to be incurred regarding the Superfund sites discussed above. In 1993, 1992 and 1991, the Company paid for various clean-up activities and recorded additional provisions charged to continuing operations of $0.5 million, $0.4 million and $0.8 million, respectively, and a provision of $1.5 million charged to the gain on sale of DDS operations based on revised estimates of required future clean-up costs. At December 31, 1993, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $3.6 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for Superfund sites and for properties currently or previously owned or leased by the Company. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The names and ages of all executive officers of the Company, all positions and offices with the Company presently held by each person named and their business experience during the last five years are stated below. Positions, unless otherwise specified, are with the Company.

         NAME, AGE AND POSITION               PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
- ----------------------------------------  ---------------------------------------------------
Douglas L. Rock (47)....................  Chairman of the Board since February 1991; Chief
  Chairman of the Board, Chief Executive    Executive Officer, President and Chief Operating
  Officer                                   Officer since March 1989; President and Chief
                                            Operating Officer from December 1987 to March
                                            1989.
Loren K. Carroll (50)...................  Executive Vice President and Chief Financial
  Executive Vice President and Chief        Officer since October 1992; member of the Board of
  Financial Officer                         Directors since November 1987; President of
                                            Geneva Business Services and a Director of Geneva
                                            Companies from March 1989 to October 1992;
                                            Executive Vice President and Chief Financial
                                            Officer of the Company from January 1988 to March
                                            1989.
Neal S. Sutton (48).....................  Vice President -- Administration since March 1992;
  Vice President -- Administration,         Vice President, Secretary and General Counsel of
  General Counsel and Secretary             the Company since January 1991; Associate General
                                            Counsel of Cooper Industries, Inc. from November
                                            1989 to December 1990; General Counsel and
                                            Secretary of Cameron Iron Works, Inc. from 1977
                                            to November 1989.
Bryan L. Dudman (37)....................  Vice President -- Worldwide Bit Operations since
  Vice President -- Worldwide Bit           December 1993; Vice President -- Worldwide
  Operations                                Operations from March 1993 to December 1993; Vice
                                            President -- Western Hemisphere from September
                                            1990 to March 1993. Vice President
                                            Operations -- United States/Canada from May 1987
                                            to September 1990.
D. Barry Heppenstall (47)...............  Vice President and General Manager -- Drill Bits
  Vice President and General Manager --     since March 1992; Vice President -- Smith Tool
  Drill Bits                                Manufacturing from September 1990 to March 1992;
                                            Vice President -- SII Manufacturing from April
                                            1987 to September 1990.
John J. Kennedy (41)....................  Treasurer since May 1991; Treasury Director
  Treasurer                                 responsible for International Operations from
                                            November 1987 to May 1991.
Richard A. Werner (52)..................  Vice President and General Manager -- Smith
  Vice President and General Manager --     Drilling and Completion Services since December
  Smith Drilling and Completion Services    1993; Vice President and General
                                            Manager -- Drilco/Servco from March 1993 to
                                            December 1993; Vice President and General
                                            Manager -- Downhole Tools and Services from May
                                            1991 to March 1993; Vice President Operations of
                                            Triumph-LOR, Inc. from April 1987 to May 1991.

     (b) All officers of the Company are elected annually by the Board of Directors at the meeting of the Board of Directors regularly held immediately following the annual meeting of shareholders. They hold office until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Common Stock of the Company is traded on the New York Stock Exchange and the Pacific Stock Exchange. The following are the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the periods indicated.

                                                                            COMMON STOCK
                                                                          ----------------
                                                                          HIGH         LOW
                                                                          ----         ---
    1992
      First Quarter.....................................................   8 7/8       6 1/8
      Second Quarter....................................................  10 5/8       7 3/8
      Third Quarter.....................................................   9 1/2       8
      Fourth Quarter....................................................  10 1/8       7 3/8
    1993
      First Quarter.....................................................  10 3/8       8
      Second Quarter....................................................  10 7/8       9 1/8
      Third Quarter.....................................................  10 7/8       8 1/2
      Fourth Quarter....................................................  11 1/2       7 3/4

     On March 4, 1994, the Company had approximately 5,380 Common Stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $10.50.

     The Company has not paid dividends on its Common Stock since the first quarter of 1986. The Company's indenture relating to its long-term debt contains covenants restricting the payment of cash dividends to the Company's common Stockholders based on net earnings and operating cash flow formulas as defined in the indenture. In addition to compliance with the indenture, the determination of the amount of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------
                                    1993          1992          1991          1990          1989
                                  --------      --------      --------      --------      --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(A):
Revenues........................  $220,712      $210,669      $251,967      $255,383      $214,544
Gross profit....................    82,542        74,114        99,966        96,320        71,067
Income (loss) from continuing
  operations before litigation
  settlement, interest and
  taxes.........................    18,575        10,260        10,673(d)     28,485         9,012
Income (loss) from continuing
  operations before
  extraordinary
  tax credit and change in
  accounting principle..........    (3,995)(b)     1,164        (5,013)        5,574        (6,671)
Income (loss) from discontinued
  operations(a).................    73,623(a)     (2,975)       (4,623)(d)     5,006         3,368
Income (loss) before
  extraordinary tax credit and
  change in accounting
  principle.....................    69,628        (1,811)       (9,636)       10,580        (3,303)
Net income (loss)...............    68,328(c)     (1,811)       (9,636)(d)    15,801(f)     (3,303)
PER SHARE DATA:
Income (loss) applicable to
  common stock --
  From continuing operations
     before extraordinary tax
     credit
     and change in accounting
     principle..................  $   (.13)     $   (.02)     $   (.22)     $    .13      $   (.29)
  From discontinued
     operations.................      1.95          (.08)         (.16)          .16           .11
  From extraordinary tax
     credit.....................        --            --            --           .17            --
  From the change in accounting
     principle..................      (.03)(c)        --            --            --            --
  Net income (loss).............  $   1.79      $   (.10)     $   (.38)     $    .46      $   (.18)
BALANCE SHEET DATA
  (AT DECEMBER 31):
Total assets....................  $348,386      $370,482      $397,335      $395,628      $325,869
Long-term debt..................  $ 46,000(a)   $ 46,000(a)   $100,020(e)   $145,520      $138,405
Total shareholders' equity......  $214,466      $149,785      $157,006(e)   $118,356      $101,310

- ---------------
(a) In March 1993, the Company sold its DDS business to Halliburton resulting in income from discontinued operations of $73.6 million. This amount includes the gain from the sale of the DDS business of $80.1 million. As a result, the financial data for the periods 1989 through 1992 has been restated to report the results of the DDS business as discontinued operations. The Company used a portion of the proceeds from the DDS sale to repay its bank debt and $49.0 million of notes payable to insurance companies. The Company's remaining debt, totaling $46.0 million, is presented as long-term debt at December 31, 1993 and 1992. See Notes 2 and 6 of Notes to Consolidated Financial Statements.

(b) In September 1993, the Company agreed to settle a class action civil lawsuit which alleged violations of Section 1 of the Sherman Act. As a result, the Company recorded a special charge of $19.9 million to cover the cost of the settlement and related legal fees and other costs and expenses. See Note 16 of Notes to Consolidated Financial Statements.
                                             (Notes continued on following page)

(c) During the first quarter of 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result of adopting SFAS No. 106, the Company recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements.

(d) In 1991, the Company recorded $22.2 million of non-recurring charges related primarily to the restructuring of its worldwide operations in response to a decline in U.S. drilling activity. The non-recurring charges consisted of $21.2 million of charges related to the restructuring and an additional $1.0 million tax provision to reflect expected tax settlements of prior year foreign tax liabilities of certain of the Company's subsidiaries. The amount of restructuring charges related to the continuing operations of the Company of $18.4 million in 1991 was charged to income (loss) from continuing operations before interest and taxes. The amount of restructuring charges related to the DDS business of $2.8 million is recorded in the results of discontinued operations in 1991. See Notes 3 and 8 of Notes to the Consolidated Financial Statements.

(e) In 1991, the Company paid off its Series B Notes totaling $44.7 million from the $50.0 million proceeds of its temporary warrant reduction offers and its issuance of 992,000 shares of additional common stock. See Notes 6 and 9 of Notes to Consolidated Financial Statements.

(f) In accordance with APB No. 11, the Company recognized an extraordinary tax credit of $7.5 million in 1990 resulting from utilization of operating loss carryforwards of which approximately $5.2 million related to continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Substantially all of the products and services of the Company are used in the process of drilling an oil or natural gas well. Consequently, drilling activity is closely followed by the oil service industry as it is an indicator of the overall market demand for the Company's products and services. Although the average active drilling rig count is one indicator of the Company's potential market, another important factor is the mix of natural gas and oil wells being drilled.

     During 1993, the United States average rig count increased by 5.0% from 1992 activity levels while the 1993 international average rig count increased slightly from 1992 levels. The United States drilling activity rebounded from the record low activity levels experienced during 1992 as a result of the improvement in natural gas prices experienced during 1993. Although the average international rig count did not change substantially from 1992 levels, there were significant activity changes between international drilling markets, as all international areas experienced drilling activity declines except Canada and the Middle East.

     Management anticipates drilling activity in 1994 to approximate 1993 activity levels and intense competition to continue. Some additional drilling for natural gas is expected to occur during 1994 in the Gulf of Mexico region of the U.S. due to the increase in natural gas prices during the prior year, the decline in natural gas reserves and the general emphasis utilizing natural gas as an environmentally preferred fuel. Management believes that the Company is well positioned to benefit from increases in worldwide oil and gas exploration drilling which may develop in 1994 and beyond and that greater drilling activity will positively impact the Company's results in the future.

SALE OF DIRECTIONAL DRILLING BUSINESS

     On March 29, 1993, the Company sold its directional drilling systems and services (DDS) business and certain of its subsidiaries and other affiliates to Halliburton Company (Halliburton) for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock was sold for $247.7 million. As a result, the Company recorded income from discontinued operations of $73.6 million including the gain from the sale of the DDS business of $80.1 million. The gain includes provisions for various fees, expenses and taxes related to the DDS sale. The DDS business reported revenues of approximately $36.3 million in the first three months of 1993, $158.7 million in 1992 and $151.1 million in 1991.

     The Company used a portion of the proceeds of the DDS sale to repay certain debt of the Company. For further discussion, refer to "Liquidity and Capital Resources" below.

ACQUISITIONS OF A-Z/GRANT AND LINDSEY

     On December 22, 1993, the Company acquired the product line assets of A-Z International, Grant Oilfield Tools and Lindsey Completion Systems (A-Z/Grant and Lindsey) from Masex Energy Services Group, Inc. for $19.0 million in cash. A-Z/Grant and Lindsey are leading providers of downhole tools, remedial services and liner hangers to the oil and gas industry. A-Z/Grant and Lindsey reported unaudited revenues of $31.6 million in 1993, $29.0 million in 1992, and $31.0 million in 1991. The acquisition was accounted for as a purchase effective December 22, 1993. The results of A-Z/Grant and Lindsey from December 22, 1993 to December 31, 1993 were not significant to the operations of the Company.

ACQUISITION OF M-I DRILLING FLUIDS COMPANY IN 1994

     Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids Company (M-I) from Dresser Industries, Inc. (Dresser) for $160 million. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I is a leading provider of environmentally sensitive drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest in M-I using $80 million of its cash and issuing a note payable to Dresser for $80 million due on August 28, 1994. The acquisition will be accounted for as a purchase. M-I reported unaudited revenues of $405.8 million in 1993, $382.6 million in 1992 and $435.5 million in 1991.

PRO FORMA DATA

     The unaudited pro forma revenues and income from continuing operations for the year ended December 31, 1993 assuming the acquisitions of A-Z/Grant and Lindsey and M-I had been made on January 1, 1993 are as follows:

    Unaudited Pro Forma Revenues..............................................  $658,124
    Unaudited Pro Forma Income from Continuing Operations.....................  $  1,652
    Unaudited Income from Continuing Operations per Common Share..............  $   0.02

     Refer to page 22 for a more complete presentation of the unaudited pro forma statement of income (loss) from continuing operations and unaudited pro forma balance sheet.

RESULTS OF OPERATIONS

  Revenues

     The tools and equipment manufactured and the services provided by the Company fall into two major product and service groups that are marketed throughout the world. The following table sets forth the amounts and percentages of revenues by major product group and by area:

                                                    1993               1992               1991
                                               ---------------    ---------------    ---------------
                                               AMOUNT      %      AMOUNT      %      AMOUNT      %
                                               ------    -----    ------    -----    ------    -----
                                                            (DOLLARS IN MILLIONS)
Breakdown by Product Group:
  Drill bits.................................  $162.3       73    $145.5       69    $166.1       66
  Drilling and completion services...........    58.4       27      65.2       31      85.9       34
                                               ------    -----    ------    -----    ------    -----
          Total..............................  $220.7      100    $210.7      100    $252.0      100
                                               ------    -----    ------    -----    ------    -----
                                               ------    -----    ------    -----    ------    -----
Breakdown by Area:
  Domestic...................................  $104.4       47    $ 88.2       42    $110.2       44
  Export.....................................    29.9       14      27.9       13      33.4       13
  International..............................    86.4       39      94.6       45     108.4       43
                                               ------    -----    ------    -----    ------    -----
          Total..............................  $220.7      100    $210.7      100    $252.0      100
                                               ------    -----    ------    -----    ------    -----
                                               ------    -----    ------    -----    ------    -----
Average Active Rig Count:
  Domestic...................................     757                721                860
  Canada.....................................     183                 96                121
  International (excluding Canada)...........     773                856                909
                                               ------             ------             ------
          Total..............................   1,713              1,673              1,890
                                               ------             ------             ------
                                               ------             ------             ------

  Drill Bits

     Drill bit revenues are generated from the sale of petroleum drill bits and mining bits. Petroleum drill bit revenues increased $18.3 million or 14.4% from $127.5 million in 1992 to $145.8 million in 1993 due primarily to higher sales and improved pricing in the United States and Canada resulting from the increase in North American drilling activity and increased sales into the former Soviet Union. These increases were partially offset by reduced sales in the North Sea area due to lower drilling activity and reduced volume in Mexico and Italy. Petroleum drill bit revenues declined $18.0 million or 12.4% from $145.5 million in 1991 to $127.5 million in 1992 due primarily to the decline in worldwide drilling activity, principally in the U.S. and Canada, and price reductions resulting from competitive pressures. This decrease was partially offset by an increase of 16.0% in diamond bit sales.

     Mining drill bit revenues decreased $1.5 million or 8.3% from $18.0 million in 1992 to $16.5 million in 1993 due to reduced sales to Canadian iron ore producers. Mining drill bit revenues decreased $2.6 million or 12.6% from $20.6 million in 1991 to $18.0 million in 1992 due to lower domestic and export activity.

  Drilling and Completion Services

     Drilling and completion services revenues decreased $6.8 million or 10.4% from $65.2 million in 1992 to $58.4 million in 1993 due to lower international drilling activity primarily in the Europe/Africa region, the Middle East and Mexico. These declines were partially offset by increased sales in Canada. Drilling and completion services revenues decreased $20.7 million or 24.1% from $85.9 million in 1991 to $65.2 million in 1992 due to reduced worldwide drilling activity, primarily the U.S., and lower sales in Australia, the Middle East, Africa and the United Kingdom. The Company also discontinued its inspection business in the United Kingdom and closed certain service centers in the U.S. in 1992.

     For the periods indicated, the following table summarizes the results of continuing operations of the Company and presents results as a percentage of total revenues of the continuing operations:

                                                           YEAR ENDED DECEMBER 31
                                               -----------------------------------------------
                                                   1993             1992             1991
                                               -------------    -------------    -------------
                                               AMOUNT     %     AMOUNT     %     AMOUNT     %
                                               ------    ---    ------    ---    ------    ---
                                                            (DOLLARS IN MILLIONS)
Product sales................................  $177.0     80    $166.6     79    $195.1     77
Rentals, services and other revenues.........   43.7      20     44.1      21     56.9      23
                                               ------    ---    ------    ---    ------    ---
          Total revenues.....................  220.7     100    210.7     100    252.0     100
                                               ------    ---    ------    ---    ------    ---
Cost of product sales........................  104.4      47     99.7      47    104.4      41
Cost of rentals, services and other
  revenues...................................   33.8      16     36.9      18     47.6      19
                                               ------    ---    ------    ---    ------    ---
          Total cost of sales................  138.2      63    136.6      65    152.0      60
                                               ------    ---    ------    ---    ------    ---
          Gross profit.......................   82.5      37     74.1      35    100.0      40
                                               ------    ---    ------    ---    ------    ---
Selling expenses.............................   42.0      19     41.6      20     45.5      18
General and administrative expenses..........   21.9      10     22.2      10     25.4      10
Restructuring charges........................     --      --       --      --     18.4       8
                                               ------    ---    ------    ---    ------    ---
Income from continuing operations before
  litigation settlement, interest and
  taxes......................................   18.6       8     10.3       5     10.7       4
Litigation settlement........................   19.9       9       --      --       --      --
Interest expense, net........................    2.2       1     10.1       5     12.8       5
                                               ------    ---    ------    ---    ------    ---
Income (loss) from continuing operations
  before income taxes........................   (3.5 )    (2)     0.2      --     (2.1 )    (1)
Income tax provision (benefit)...............    0.5      --     (1.0 )    (1)     2.9       1
                                               ------    ---    ------    ---    ------    ---
Income (loss) from continuing operations
  before
  cumulative effect of change in accounting
  principle..................................  $(4.0 )    (2)   $ 1.2       1    $(5.0 )    (2)
                                               ------    ---    ------    ---    ------    ---
                                               ------    ---    ------    ---    ------    ---

  1993 Versus 1992

     Revenues for 1993 increased $10.0 million or 4.7% from $210.7 in 1992 to $220.7 in 1993. Revenues in the United States and Canada increased due primarily to increased drilling activity. These increases were partially offset by lower revenues outside of North America due to lower drilling activity. Domestic revenues increased $16.2 million, or 18.4%, from $88.2 million in 1992 to $104.4 million in 1993 due to a 5.0% increase in the average U.S. rig count and improved pricing. International revenues decreased by $6.2 million or 5.1% from $122.5 million in 1992 to $116.3 million in 1993 due to the 9.7% decline in international drilling activity which was partially offset by revenues in Canada and the former Soviet Union.

     Product sales increased $10.4 million or 6.2% from $166.6 in 1992 to $177.0 million in 1993 due primarily to the increase in drilling activity in the United States and Canada partially offset by lower sales in the North Sea, the Middle East and Mexico. Rentals, services and other revenues decreased $0.4 million or 0.9% from $44.1 million in 1992 to $43.7 million in 1993 as a result of lower drilling activity in the Europe/Africa region and the Middle East.

     Gross profit increased $8.4 million or 11.3% from $74.1 million in 1992 to $82.5 million in 1993. Gross profit on product sales increased $5.7 million or 8.5% from $66.9 million in 1992 to $72.6 million in 1993 due to higher sales and improved pricing in the United States and Canada. Gross profit on rentals, services and other revenues increased $2.7 million or 37.5% from $7.2 million in 1992 to $9.9 million in 1993 due to lower operating costs in the United States and Canada.

     Operating expenses, comprised of selling expenses and general and administrative expenses, increased by $0.1 million or 0.2% from $63.8 million in 1992 to $63.9 million in 1993. The increase was due primarily to higher variable selling expenses relating to the higher North American sales and higher legal expenses associated with the drill bit litigation. These increases were reduced by lower personnel levels due to cost reduction actions and lower foreign currency translation losses. Operating expenses as a percentage of revenues decreased from 30.3% in 1992 to 29.0% in 1993.

     On August 27, 1993, without admitting any form of liability, the Company entered into an agreement to settle a class action civil lawsuit pending in the federal district court in Houston. The lawsuit alleged that the Company and other defendants violated Section 1 of the Sherman Act. The Company recorded a special charge of $19.9 million to cover the cost of the settlement and related estimated legal fees and other costs and expenses. On October 28, 1993, an order was entered which gave final approval to this settlement.

     Interest expense decreased $4.6 million or 43.4% from $10.6 million in 1992 to $6.0 million in 1993 due to the refinancing of long-term debt in the fourth quarter of 1992 and the repayment of debt from the proceeds of the DDS sale. Interest income increased due to a higher level of short-term investments resulting from the investment of the proceeds of the DDS sale.

     The tax provision of $0.5 million for 1993 consists primarily of foreign taxes on income. The tax benefit of $1.0 million in 1992 relates primarily to a $2.5 million benefit related to the settlement of a U.S. tax claim with the IRS. The Company provides for U.S. taxes at the statutory rate offset by tax benefits related to the U.S. net operating loss (NOL) carryforwards, available to the Company as well as foreign taxes. During 1993, the Company adopted Statement of Financial Accounting Standard No. 109 for accounting for income taxes. The adoption did not materially affect the 1993 results.

  1992 Versus 1991

     Revenues for 1992 decreased $41.3 million or 16.4% from $252.0 million in 1991 to $210.7 million in 1992 due primarily to an 11.5% decline in the average worldwide rig count. International revenues decreased $19.3 million or 13.6% from $141.8 million in 1991 to $122.5 million in 1992 due primarily to lower Canadian drilling activity, lower volume in the Middle East, France, the U.K. and Australia and reduced revenues in the Far East due to increased competition and pricing pressure. Domestic revenues decreased $22.0 million, or 20.0%, from $110.2 million in 1991 to $88.2 million in 1992 due to a 16.2% decline in the average U.S. rig count and competitive pricing pressures.

     Product sales decreased $28.5 million or 14.6% from $195.1 million in 1991 to $166.6 million in 1992 due primarily to the decline in U.S. and Canadian drilling activity and competitive pricing pressures in the U.S. and Far East. Rentals, services and other revenues decreased $12.8 million or 22.5% from $56.9 million in 1991 to $44.1 million in 1992 due to reduced U.S. drilling activity, lower demand in Africa, Australia and the Middle East and the closing of certain service centers in the United States and the discontinuance of the inspection business in the United Kingdom.

     Gross profit decreased $25.9 million or 25.9% from $100.0 million in 1991 to $74.1 million in 1992. Gross profit on product sales decreased by $23.8 million or 26.2% from $90.7 million in 1991 to $66.9 million in 1992 due to lower volumes in aforementioned areas and competitive pricing pressures principally in the U.S. and

Far East. Gross profit on rentals, services and other revenues decreased by $2.1 million or 22.6% from $9.3 million in 1991 to $7.2 million in 1992 due primarily to lower U.S., Australia and the United Kingdom revenue levels.

     Operating expenses, comprised of selling expenses and general and administrative expenses, decreased by $7.1 million or 10.0% from $70.9 million in 1991 to $63.8 million in 1992. This decrease was due primarily to lower variable selling expenses associated with reduced revenues offset by currency translation losses in 1992 compared to currency translation gains in 1991. Operating expenses as a percentage of revenues increased from 28.1% in 1991 to 30.3% in 1992.

     In 1991, the Company recorded $22.2 million of non-recurring charges related primarily to the restructuring of its worldwide operations in response to the decline in U.S. drilling activity. The non-recurring charges consisted primarily of $21.2 million of restructuring charges composed of $9.9 million for estimated severance and relocation costs, a writedown of $5.7 million related to fixed assets of closed and downsized locations, a provision of $3.7 million to expense certain manufacturing inefficiencies and $1.9 million related to other non-recurring restructuring charges. The Company also recorded an additional $1.0 million tax provision to reflect expected tax settlements of prior year foreign tax liabilities of certain of the Company's subsidiaries. The amount of restructuring charges related to the continuing operations of the Company of $18.4 million was charged to income from continuing operations before interest and taxes. The amount of the restructuring charges related to the DDS business in 1991 of $2.8 million was recorded in the results of discontinued operations. The $1.0 million tax provision was charged against continuing operations.

     Interest expense decreased $3.2 million or 23.2% from $13.8 million in 1991 to $10.6 million in 1992 due primarily to lower long-term debt resulting from the repayment of the Series B Notes in December, 1991, the refinancing of long-term debt in the fourth quarter of 1992 and lower short-term interest rates. Interest income decreased $0.5 million or 50.0% from $1.0 million in 1991 to $0.5 million in 1992 due primarily to lower short-term interest rates.

     The tax benefit of $1.0 million at December 31, 1992 relates primarily to a $2.5 million benefit related to the settlement of a U.S. tax claim with the IRS. See Note 8 to the Notes to Consolidated Financial Statements. The Company provides for U.S. taxes at the statutory rate offset by tax benefits related to the U.S. NOL carryforwards available to the Company as well as foreign taxes.

     In addition to the $1.0 million foreign tax provision discussed above, the tax provision of $2.9 million at December 31, 1991 provides for U.S. taxes at the statutory rate offset by tax credits related to the U.S. NOL carryforwards available to the Company as well as foreign taxes. During 1991, the Company adopted Statement of Financial Accounting Standard No. 96 for accounting for income taxes. The adoption did not materially affect the 1991 results.

LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company's cash position at December 31, 1993 totaled $101.6 million or an increase of $85.3 million from the Company's cash position at December 31, 1992. The Company's current ratio increased to 3.20 to 1 at December 31, 1993 from 1.77 to 1 at December 31, 1992. The improvement in cash and the current ratio arises due to proceeds received from the sale in 1993 of the DDS business to Halliburton offset by debt repayment of $102.6 million, payments of $19.9 million related to a litigation settlement and the payment of $19.0 million to acquire A-Z/Grant and Lindsey.

     The Company was required to repay its bank debt in connection with the DDS sale. The Company also granted options which expired on July 23, 1993 to its insurance company lenders for early repayment of their debt at a reduced make whole premium. On April 12, 1993, the Company used a portion of the proceeds of the DDS sale to retire its domestic credit facility totaling $37.2 million, its domestic bank term loan totaling $16.4 million and $39.0 million of notes payable with insurance companies. On July 23, 1993, the Company repaid an additional $10.0 million of notes payable with insurance companies. The Company's remaining debt totaling $46.0 million at December 31, 1993 is classified as long-term. The accompanying December 31, 1992 balance sheet has also been restated to classify the $46.0 million of debt as long-term. The Company has renegotiated its loan agreements with the insurance companies to amend certain financial covenants as well as to release the collateral under the loan indenture. The Company was in compliance with its loan covenants under the amended loan indenture at December 31, 1993. See Note 6 of the Notes to Consolidated Financial Statements.

     Certain of the Company's foreign subsidiaries have short-term lines of credit with various foreign banks totaling approximately $1.7 million. At December 31, 1993, the Company had borrowed $0.7 million under these lines. The majority of these lines are unsecured.

     The Company has annual interest requirements of approximately $4.5 million under its existing long-term debt. The Company's indenture relating to its long-term debt contains covenants restricting the payment of cash dividends to the Company's common stockholders based on net earnings and operating cash flow formulas as defined in the indenture. The Company has not paid dividends on its Common Stock since the first quarter of 1986. In addition to compliance with the covenants of the indenture, the determination of the amount of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deem relevant.

     On March 2, 1994, the Company used $80.0 million of its cash and issued a note payable totaling $80.0 million to Dresser to acquire its 64% interest in M-I. The note payable to Dresser bears interest at LIBOR +2% and is due on August 28, 1994. The Company has commitments to refinance the Dresser note payable with a $40 million term loan from its insurance company lenders and a $65 million revolving line of credit from a bank group. The term loan will bear interest at 6.02 percent and be payable over a period ending in January 1998. The revolving line of credit will be due in March 1997 and bear interest at a rate ranging from LIBOR + 3/4 percent to LIBOR +1 1/2 percent based upon the debt-to-total capitalization of the Company. Management believes that such financing will be completed by the end of March 1994.

     The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services. Projected capital expenditures in 1994, excluding M-I capital expenditures, will approximate $14 million.

     The Company currently expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flow and existing credit facilities or credit facilities to be arranged as discussed above.

     The Company has been named as a potentially responsible party in connection with three sites on the U.S. Environmental Protection Agency's National Priorities List. At December 31, 1993, the remaining recorded liability for estimated future clean-up costs for Superfund sites as well as properties currently or previously owned or leased by the Company was $3.6 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See Item 3. "Legal Proceedings -- Superfund" for further discussion.

     Because of its substantial foreign operations, the Company is exposed to currency fluctuations and exchange risks. The Company tries to limit these risks by matching, to the extent possible, assets and liabilities denominated in foreign currencies and using hedging instruments to cover certain unmatched positions.

     Inflation has not had a material effect on the Company in the last few years, and the effect is expected to be minor in the near future. In general, the Company has been able to offset most of the effects of inflation through productivity gains, cost reductions, and price increases.

  Net Operating Loss Carryforwards

     As of December 31, 1993, for U.S. tax reporting purposes, the Company had NOL carryforwards of approximately $148.5 million, expiring between 2001 and 2007, which should be available to offset future U.S. taxable income. Upon certain changes in equity ownership of the Company, however, the Company's ability to utilize its NOL carryforwards may become subject to limitation under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Management believes that the application of Section 382 will not materially limit the availability of the NOL carryforwards.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

     The following unaudited pro forma statement of income (loss) from continuing operations for the year ended December 31, 1993 presents the acquisitions of M-I and A-Z/Grant and Lindsey as though the acquisitions were effective January 1, 1993. The unaudited pro forma statement of income (loss) from continuing operations gives effect to the acquisitions under the purchase method of accounting and the assumptions included in the accompanying unaudited notes to pro forma financial statements. The unaudited pro forma statement of income (loss) from continuing operations reflect the amortization of estimated goodwill, additional depreciation expense related to the estimated write-up of fixed assets and rental tools of A-Z/Grant and Lindsey and estimated adjustments to interest, taxes and minority interest.

     The following unaudited pro forma balance sheet as of December 31, 1993 presents the acquisition of M-I as if the acquisition had occurred at December 31, 1993. The unaudited pro forma balance sheet reflects the acquisition under the purchase method of accounting and the assumptions included in the accompanying unaudited notes to pro forma financial statements. The unaudited pro forma balance sheet reflects only those adjustments relating to the acquisition of M-I, the consolidation of the Company's 64% interest in M-I and certain estimated asset and liability valuation adjustments anticipated to result from the Company's allocation of the purchase price to the accounts of M-I at February 28, 1994.

     Management has not fully evaluated all of the consequences of the acquisition of M-I including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to consolidate the operations of M-I with the Company. As a result, the current estimate of the excess of the purchase price over net assets acquired in the acquisition of M-I totaling $51.2 million has been reflected as goodwill in the unaudited pro forma balance sheet. Upon completion of these evaluations during 1994, any additional asset and liability adjustments and the adjusted excess purchase price over net assets acquired will be recorded in accordance with purchase accounting rules and principles.

     The unaudited pro forma financial statements are not intended to be indicative of the results that would have occurred if the acquisitions had been effective as of the dates indicated or that may be obtained in the future. The unaudited pro forma financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company included elsewhere in this Form 10-K.

                           SMITH INTERNATIONAL, INC.

                        UNAUDITED PRO FORMA STATEMENT OF
                    INCOME (LOSS) FROM CONTINUING OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                   UNAUDITED
                                              ----------------------------------------------------
                                            HISTORICAL                           PRO FORMA
                                -----------------------------------      -------------------------
                                              A-Z/GRANT
                                 SMITH        & LINDSEY      M-I         ADJUSTMENTS      COMBINED
                                --------      ---------    --------      -----------      --------
Revenues......................  $220,712       $31,600     $405,812                       $658,124
Cost of Revenues..............   138,170        23,200      247,045          27,122(a)     436,134
                                                                                597(b)
                                --------      ---------    --------      -----------      --------
Gross Margin..................    82,542         8,400      158,767         (27,719)       221,990
Operating Expenses:
  Selling Expenses............    41,997         4,600      119,249         (27,122)(a)    138,724
  General and Administrative
     Expenses.................    21,970         1,000       18,231                         41,201
  Equity in Joint Ventures and
     Other Income, net........        --            --       (6,051)          1,279(c)      (4,597)
                                                                                175(d)
                                --------      ---------    --------      -----------      --------
       Total Operating
          Expenses............    63,967         5,600      131,429         (25,668)       175,328
                                --------      ---------    --------      -----------      --------
Income from Continuing
  Operations Before Litigation
  Settlement, Interest and
  Taxes.......................    18,575         2,800       27,338          (2,051)        46,662
Litigation Settlement.........    19,900            --           --                         19,900
Interest Expense (Income),
  net.........................     2,202            --         (628)          4,800(e)      10,434
                                                                              4,060(f)
                                --------      ---------    --------      -----------      --------
Income (Loss) From Continuing
  Operations Before Income
  Taxes.......................    (3,527)        2,800       27,966         (10,911)        16,328
Income Tax Provision..........       468            --        6,289             115(g)       6,872
                                --------      ---------    --------      -----------      --------
Income (Loss) From Continuing
  Operations Before Minority
  Interest....................    (3,995)        2,800       21,677         (11,026)         9,456
Minority Interest.............        --            --        7,804                          7,804
                                --------      ---------    --------      -----------      --------
Income (Loss) From Continuing
  Operations..................  ($ 3,995)(h)   $ 2,800     $ 13,873       $ (11,026)      $  1,652(h)
                                --------      ---------    --------      -----------      --------
                                --------      ---------    --------      -----------      --------
Average Common and Equivalent
  Shares Outstanding..........    37,775                                                    37,775
                                --------                                                  --------
                                --------                                                  --------
Income (Loss) from Continuing
  Operations Per Common
  Share.......................  ($  0.13)(h)                                              $   0.02(h)
                                --------                                                  --------
                                --------                                                  --------

      See accompanying unaudited notes to pro forma financial statements.

                           SMITH INTERNATIONAL, INC.

                       UNAUDITED PRO FORMA BALANCE SHEET
                            AS OF DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                           UNAUDITED
                                                             --------------------------------------
                                                     HISTORICAL                   PRO FORMA
                                                ---------------------     -------------------------
                                                 SMITH         M-I        ADJUSTMENTS      COMBINED
                                                --------     --------     -----------      --------
                                                  (i)
ASSETS
Current Assets:
  Cash and Cash Equivalents.................... $101,561     $ (2,203)     $ (80,000)(j)   $ 16,858
                                                                              (2,500)(k)
  Receivables..................................   67,830      112,132         (1,280)(n)    178,682
  Inventory....................................   81,654       85,432         (7,040)(n)    160,046
  Prepaid Expense and Other....................    4,802        3,832                         8,634
                                                --------     --------     -----------      --------
          Total Current Assets.................  255,847      199,193        (90,820)       364,220
                                                --------     --------     -----------      --------
Rental Tools, net..............................   20,510           --                        20,510
Property, Plant and Equipment, net.............   41,652       52,634                        94,286
Investments in Joint Ventures and
  Unconsolidated Subsidiaries..................    6,283        9,518                        15,801
Investment in M-I Drilling Fluids Co...........       --           --        160,000(j)          --
                                                                            (160,000)(l)
Goodwill.......................................    2,954           --         37,254(l)      54,108
                                                                              12,100(n)
                                                                               1,800(k)
Other Assets...................................   21,140        5,427            700(k)      27,267
                                                --------     --------     -----------      --------
          Total Assets......................... $348,386     $266,772      $ (38,966)      $576,192
                                                --------     --------     -----------      --------
                                                --------     --------     -----------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term Borrowings and Current Portion of
     Long-term Debt............................ $    702     $  1,091      $  10,000(j)    $ 11,793
  Accounts Payable.............................   24,763       30,467                        55,230
  Accrued Payroll Costs........................   10,923        7,082                        18,005
  Income Taxes Payable.........................    9,484          807                        10,291
  Other........................................   34,098       14,838          3,780(n)      52,716
                                                --------     --------     -----------      --------
          Total Current Liabilities............   79,970       54,285         13,780        148,035
                                                --------     --------     -----------      --------
Long-Term Debt.................................   46,000           --         70,000(j)     116,000
Minority Interest..............................       --           --         69,044(m)      69,044
Other Long-term Liabilities....................    7,950       20,697                        28,647
Shareholders' Equity...........................  214,466      191,790       (122,746)(l)    214,466
                                                                             (69,044)(m)
                                                --------     --------     -----------      --------
          Total Liabilities and Shareholders'
            Equity............................. $348,386     $266,772      $ (38,966)      $576,192
                                                --------     --------     -----------      --------
                                                --------     --------     -----------      --------

      See accompanying unaudited notes to pro forma financial statements.

                           SMITH INTERNATIONAL, INC.

               UNAUDITED NOTES TO PRO FORMA FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME (LOSS) FROM CONTINUING OPERATIONS --

(a) To reclassify M-I freight expenses from selling expense to cost of sales to be consistent with the policies of the Company.

(b) To record annual amortization of goodwill which will be amortized over 40 years

(c) To record additional depreciation expense as a result of adjustments to increase the book value of the A-Z/Grant and Lindsey rental tools and property and equipment to estimated fair value and depreciate the assets over the estimated remaining lives of the respective assets.

(d) To record annual amortization of debt issuance costs which will be amortized over the 4 year life of the debt.

(e) To record interest expense at an interest rate of 6.0 percent on the acquisition-related debt, as refinanced (see Note j below), assuming no principal reduction.

(f) To reduce interest income at an interest rate of 4.0 percent as approximately $101.5 million of the Company's cash was used to fund the acquisitions and, therefore, would not have been available to earn interest income.

(g) To record additional income tax expense related to the earnings of A-Z/Grant and Lindsey, the Company's portion of M-I earnings and the effects of the aforementioned adjustments at the U.S. Alternative Minimum Tax Rate of 2.0 percent. Additional taxes would not be required because of the Company's net operating loss carryforward position.

(h) Income (loss) from continuing operations is presented excluding the cumulative effect of change in accounting principle. The Smith and unaudited pro forma income (loss) from continuing operations of ($3,995) and $1,652, respectively, include the special charge for a litigation settlement of $19,900 ($0.53 per common share). The Smith and unaudited pro forma income from continuing operations excluding the litigation settlement would increase to $15,905 and $21,552, respectively, or $0.40 and $0.55 per common share, respectively. The preferred stock dividends of $868 must be deducted from the applicable income (loss) from continuing operations amounts in order to compute these amounts per common share.

BALANCE SHEET --

(i) The historical balance sheet of the Company includes the accounts of A-Z/Grant and Lindsey on an estimated basis acquired by the Company on December 22, 1993 for $19.0 million. Management has not fully evaluated all of the consequences of the acquisition of A-Z/Grant and Lindsey including completing the appraisals of the assets acquired and assessing the total amount of costs that may be necessary to consolidate the operations of A-Z/Grant and Lindsey with the Company. Upon completion of these evaluations, any additional asset and liability adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded in accordance with purchase accounting rules and principles.

(j) To record the purchase of the 64% interest in M-I using $80.0 million in cash and $80.0 million in debt. The Company has reflected $10.0 million of debt as current portion of long-term debt and $70.0 million of debt as long-term because the Company has commitments to refinance the Dresser note payable with a $40 million term loan from its insurance company lenders and a $65 million revolving line of credit from a bank group. The term loan will bear interest at a rate of 6.02 percent and be payable over a period ending in January 1998. The revolving line of credit will be due in March 1997 and bear interest at a rate ranging

                           SMITH INTERNATIONAL, INC.

     from LIBOR + 3/4 percent to LIBOR +1 1/2 percent based upon the debt-to-total capitalization of the Company. Management believes that such financing will be completed by the end of March 1994.

(k) To record $1.8 million of estimated acquisition costs in connection with the M-I acquisition and $0.7 million of debt issuance costs in connection with the refinanced acquisition debt.

(l) To eliminate the investment in M-I of $160.0 million against the Company's estimated portion of its equity in M-I of $122.7 million with the remaining balance of $37.3 million reported tentatively as goodwill.

(m) To reclassify the minority interest ownership in M-I by Halliburton of $69.0 million from shareholders' equity to minority interest.

(n) To record the Company's portion of the current estimate of adjustments to asset reserves and liabilities required at the acquisition date in connection with the purchase of M-I with the corresponding adjustment recorded as goodwill. Management has not fully evaluated all of the consequences of the acquisition of M-I including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to consolidate the operations of M-I with the Company. Upon completion of a full evaluation of the Company's purchase price allocation of M-I accounts, additional adjustments may become necessary to the preliminary allocation of the purchase price. The Company expects this evaluation process will be completed in 1994.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

     We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 96 and SFAS No. 109 "Accounting for Income Taxes" in 1991 and 1993, respectively. In 1993, the Company also adopted SFAS No. 106 "Employers Accounting for Postretirement Benefits other than Pensions".

                                            ARTHUR ANDERSEN & CO.

Houston, Texas
February 9, 1994,
  except for the subsequent event
  discussed in Note 2, as to which
  the date is March 21, 1994

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Product sales..............................................  $177,021     $166,630     $195,047
Rentals, services and other revenues.......................    43,691       44,039       56,920
                                                             --------     --------     --------
          Total revenues...................................   220,712      210,669      251,967
                                                             --------     --------     --------
Cost of product sales......................................   104,406       99,656      104,368
Cost of rentals, services and other revenues...............    33,764       36,899       47,633
                                                             --------     --------     --------
          Total cost of sales..............................   138,170      136,555      152,001
                                                             --------     --------     --------
Gross profit...............................................    82,542       74,114       99,966
                                                             --------     --------     --------
Selling expenses...........................................    41,997       41,582       45,503
General and administrative expenses........................    21,970       22,272       25,371
Restructuring charges (Note 3).............................        --           --       18,419
                                                             --------     --------     --------
          Total operating expenses.........................    63,967       63,854       89,293
                                                             --------     --------     --------
Income from continuing operations before litigation
  settlement, interest and taxes...........................    18,575       10,260       10,673
Litigation settlement (Note 16)............................    19,900           --           --
Interest expense...........................................     6,023       10,600       13,827
Interest income............................................    (3,821)        (497)        (999)
                                                             --------     --------     --------
Income (loss) from continuing operations before income
  taxes....................................................    (3,527)         157       (2,155)
Income tax provision (benefit) (Note 8)....................       468       (1,007)       2,858
                                                             --------     --------     --------
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle.................    (3,995)       1,164       (5,013)
                                                             --------     --------     --------
Discontinued operations (Note 2):
  Net losses of discontinued DDS operations after income
     tax provisions of $236 in 1993, $2,734 in 1992 and
     $2,356 in 1991........................................    (6,483)      (2,975)      (4,623)
  Gain from sale of DDS operations net of taxes of
     $8,144................................................    80,106           --           --
                                                             --------     --------     --------
Income (loss) from discontinued operations.................    73,623       (2,975)      (4,623)
                                                             --------     --------     --------
Income (loss) before cumulative effect of change in
  accounting principle.....................................    69,628       (1,811)      (9,636)
Cumulative effect of change in accounting for certain post
  retirement benefits (Note 1).............................    (1,300)          --           --
                                                             --------     --------     --------
Net income (loss)..........................................    68,328       (1,811)      (9,636)
Preferred stock dividends..................................      (868)      (1,740)      (1,747)
                                                             --------     --------     --------
Net income (loss) applicable to common stock...............  $ 67,460     $ (3,551)    $(11,383)
                                                             --------     --------     --------
                                                             --------     --------     --------
Income (loss) per common share from continuing
  operations...............................................  $   (.13)    $   (.02)    $   (.22)
                                                             --------     --------     --------
                                                             --------     --------     --------
Net income (loss) per common share.........................  $   1.79     $   (.10)    $   (.38)
                                                             --------     --------     --------
                                                             --------     --------     --------
Average common shares and equivalent shares outstanding....    37,775       36,295       30,095
                                                             --------     --------     --------
                                                             --------     --------     --------

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1993         1992
                                                                        --------     ---------
                                                                            (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents...........................................  $101,561     $  16,249
  Receivables, less allowance of $4,995 in 1993 and $4,254 in 1992 for
     doubtful accounts................................................    67,830        89,264
  Inventories (Note 4)................................................    81,654        77,315
  Prepaid expenses and other..........................................     4,802         7,163
  Net assets of DDS business sold in March 1993 (Note 2)..............        --       106,233
                                                                        --------     ---------
          Total current assets........................................   255,847       296,224
                                                                        --------     ---------
RENTAL EQUIPMENT, less accumulated depreciation of $23,457 in 1993 and
  $24,140 in 1992.....................................................    20,510        10,551
                                                                        --------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land................................................................     1,348           743
  Buildings...........................................................    18,007        15,044
  Machinery and equipment.............................................   138,235       142,785
                                                                        --------     ---------
                                                                         157,590       158,572
  Less -- accumulated depreciation....................................   115,938       124,600
                                                                        --------     ---------
       Net property, plant and equipment..............................    41,652        33,972
                                                                        --------     ---------
OTHER ASSETS, including assets held for sale of $11,866 in 1993 and
  $13,817 in 1992 (Note 5)............................................    30,377        29,735
                                                                        --------     ---------
TOTAL ASSETS..........................................................  $348,386     $ 370,482
                                                                        --------     ---------
                                                                        --------     ---------

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1993         1992
                                                                        --------     ---------
                                                                            (IN THOUSANDS)
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt (Note
     6)...............................................................  $    702     $ 103,343
  Accounts payable....................................................    24,763        30,463
  Accrued payroll costs...............................................    10,923        11,569
  Income taxes payable (Note 8).......................................     9,484         3,592
  Other...............................................................    34,098        18,785
                                                                        --------     ---------
          Total current liabilities...................................    79,970       167,752
                                                                        --------     ---------
LONG-TERM DEBT (Note 6)...............................................    46,000        46,000
                                                                        --------     ---------
DEFERRED INCOME TAXES (Note 8)........................................     4,563         4,666
                                                                        --------     ---------
OTHER LONG-TERM LIABILITIES...........................................     3,387         2,279
                                                                        --------     ---------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
SHAREHOLDERS' EQUITY:
  Preferred stock:
     Authorized -- 5,000,000 shares, 8.75% convertible preferred
      stock; issued and outstanding 798,800 shares in 1992 (Note 9)...        --        19,970
  Common stock:
     Authorized -- 60,000,000 shares, $1 par value; issued and
      outstanding -- 39,311,447 shares in 1993 and 36,773,437 shares
      in 1992 (Note 9)................................................    39,311        36,773
  Common stock warrants (Note 9):
     Class A warrants -- outstanding -- 225,520 in 1993 and 1992......        --            --
     Class B warrants -- outstanding -- 1,872,205 in 1993 and
      1,872,324 in 1992...............................................        --            --
     Class C warrants -- outstanding -- 451,357 in 1993 and 1992......     7,278         7,278
Additional paid-in capital............................................   271,582       253,910
Accumulated deficit...................................................   (83,433)     (150,893)
Cumulative translation adjustments....................................    (6,358)       (4,668)
Less-treasury securities, at cost (628,583 common shares and 451,357
  Class C warrants in 1993; and 470,183 common shares and 451,357
  Class C warrants in 1992) (Note 9)..................................   (13,914)      (12,585)
                                                                        --------     ---------
          Total shareholders' equity..................................   214,466       149,785
                                                                        --------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................  $348,386     $ 370,482
                                                                        --------     ---------
                                                                        --------     ---------

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                          1993         1992        1991
                                                                        ---------    --------    --------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) from continuing operations (after litigation settlement of $19,900 in 1993 and restructuring charges of
     $18,419 in 1991).................................................  $  (5,295)   $  1,164    $ (5,013)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities excluding the net effects from the
     acquisition of
     A-Z/Grant and Lindsey:
       Depreciation and amortization..................................     11,600      22,737      25,182
       Provision for losses on receivables............................        974       1,860       1,861
       Provision for write-down of fixed assets and assets held for
        sale (Notes 3 and 5)..........................................         --          --       5,746
       Gain on disposal of fixed assets...............................     (1,623)     (7,164)     (5,570)
       Foreign currency translation losses............................        621       2,902       1,058
       Change in receivables..........................................     19,424      (7,139)     10,034
       Change in inventories..........................................      2,011      15,045     (14,364)
       Change in accounts payable.....................................     (5,960)        564       3,844
       Changes in other current assets and liabilities................        763     (14,875)     (3,567)
       Changes in other non-current assets and liabilities............       (631)      2,257      (2,859)
                                                                        ---------    --------    --------
          Subtotal....................................................     21,884      17,351      16,352
          Net results of discontinued operations......................     (6,483)     (2,975)     (4,623)
                                                                        ---------    --------    --------
               Net cash provided by operating activities..............     15,401      14,376      11,729
                                                                        ---------    --------    --------
Cash flows from investing activities:
  Proceeds from the sale of the DDS operations (Note 2)...............    247,709          --          --
  Costs and expenses paid related to the sale of the DDS operations
     (Note 2).........................................................    (47,377)         --          --
  Acquisition of A-Z/Grant and Lindsey (Note 2).......................    (19,000)         --          --
  Fixed asset additions...............................................    (15,191)    (26,668)    (43,429)
  Proceeds from disposal of fixed assets..............................      7,091      11,756       9,270
                                                                        ---------    --------    --------
               Net cash provided by (used in) investing activities....    173,232     (14,912)    (34,159)
                                                                        ---------    --------    --------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowings, net (Note 6)..........    (33,360)    (15,970)      7,777
  Proceeds from issuance of long-term debt (Note 6)...................         --     115,000          --
  Repayment of long-term debt (Note 6)................................    (67,683)    (98,348)    (45,500)
  Proceeds from issuance of common stock and exercise of stock options
     and warrants (Note 9)............................................        240          39      50,595
  Purchase of treasury stock (Note 9).................................     (1,329)         --          --
  Dividends paid on preferred stock...................................       (868)     (1,740)     (1,747)
                                                                        ---------    --------    --------
               Net cash provided by (used in) financing activities....   (103,000)     (1,019)     11,125
                                                                        ---------    --------    --------
Effect of exchange rate changes on cash...............................       (321)       (388)       (208)
                                                                        ---------    --------    --------
Increase (decrease) in cash and cash equivalents......................     85,312      (1,943)    (11,513)
Cash and cash equivalents at beginning of year........................     16,249      18,192      29,705
                                                                        ---------    --------    --------
Cash and cash equivalents at end of year..............................  $ 101,561    $ 16,249    $ 18,192
                                                                        ---------    --------    --------
                                                                        ---------    --------    --------

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                                COMMON STOCK
                                                                                                  WARRANTS
                                                    PREFERRED STOCK        COMMON STOCK      ------------------
                                                  -------------------   -------------------    NUMBER            ADDITIONAL
                                                   NUMBER                 NUMBER                 OF               PAID-IN
                                                  OF SHARES   AMOUNT    OF SHARES   AMOUNT    WARRANTS   AMOUNT   CAPITAL
                                                  ---------   -------   ----------  -------  ----------  ------  ----------
                                                                (IN THOUSANDS, EXCEPT SHARE AND WARRANT DATA)
      Balance, December 31, 1990.................   799,300   $19,983   29,162,576  $29,162   8,867,103  $7,278   $210,760
      Issuance of Class B Warrants to
        management...............................        --       --            --       --      60,000     --          --
      Exercise of employee stock options.........        --       --       105,516      105          --     --         953
      Exercise of common stock warrants..........        --       --     6,377,864    6,378  (6,377,864)    --      32,594
      Issuance of common stock...................        --       --       992,000      992          --     --       9,573
      Conversion of preferred stock
        into common stock........................      (500)     (13)       1,562         2          --     --          11
      Net loss...................................        --       --            --       --          --     --          --
      Preferred dividends........................        --       --            --       --          --     --          --
      Translation adjustment for the year........        --       --            --       --          --     --          --
      Other......................................        --       --       113,690      114          --     --          --
                                                    -------   -------   ----------  -------  ----------  -----   --------
      Balance, December 31, 1991.................   798,800   19,970    36,753,208   36,753   2,549,239  7,278     253,891
      Exercise of employee stock options.........        --       --        20,191       20          --     --          19
      Exercise of common stock warrants..........        --       --            38       --         (38)    --          --
      Net loss...................................        --       --            --       --          --     --          --
      Preferred dividends........................        --       --            --       --          --     --          --
      Translation adjustment for the year........        --       --            --       --          --     --          --
                                                   --------  -------    ----------  -------  ----------  -----    --------
      Balance, December 31, 1992.................   798,800   19,970    36,773,437   36,773   2,549,201  7,278     253,910
      Exercise of employee stock options.........        --       --        41,641       42          --     --         197
      Exercise of common stock warrants..........        --       --           119       --        (119)    --           1
      Purchase of treasury stock.................        --       --            --       --          --     --          --
      Conversion of preferred stock into
        common stock.............................  (798,800)  (19,970)   2,496,250    2,496          --     --      17,474
      Net income.................................        --       --            --       --          --     --          --
      Preferred dividends........................        --       --            --       --          --     --          --
      Translation adjustment for the year........        --       --            --       --          --     --          --
                                                   --------   -------   ----------  -------   ---------  ------   ---------
      Balance, December 31, 1993.................        --   $   --    39,311,447  $39,311   2,549,082  $7,278   $271,582
                                                   --------   -------   ----------  -------  ----------  ------   ---------
                                                   --------   -------   ----------  -------  ----------  ------   ---------

                                                                                       TREASURY SECURITIES
                                                                             ---------------------------------------

                                                                                COMMON STOCK           WARRANTS
                                                                             ------------------   ------------------
                                                                CUMULATIVE    NUMBER               NUMBER
                                                   ACCUMULATED  TRANSLATION     OF                   OF
                                                    DEFICITS    ADJUSTMENTS   SHARES    AMOUNT    WARRANTS   AMOUNT
                                                   -----------  -----------  --------   -------   --------   -------

      Balance, December 31, 1990.................   $(135,959)    $  (397)   (356,493)  $(5,193)  (451,357)  $(7,278)
      Issuance of Class B Warrants to
        management...............................          --          --          --       --          --        --
      Exercise of employee stock options.........          --          --          --       --          --        --
      Exercise of common stock warrants..........          --          --          --       --          --        --
      Issuance of common stock...................          --          --          --       --          --        --
      Conversion of preferred stock
        into common stock........................          --          --          --       --          --        --
      Net loss...................................      (9,636)         --          --       --          --        --
      Preferred dividends........................      (1,747)         --          --       --          --        --
      Translation adjustment for the year........          --        (562)         --       --          --        --
      Other......................................          --          --    (113,690)    (114)         --        --
                                                    ---------     -------    --------   -------   --------   -------
      Balance, December 31, 1991.................    (147,342)       (959)   (470,183)  (5,307)   (451,357)   (7,278)
      Exercise of employee stock options.........          --          --          --       --          --        --
      Exercise of common stock warrants..........          --          --          --       --          --        --
      Net loss...................................      (1,811)         --          --       --          --        --
      Preferred dividends........................      (1,740)         --          --       --          --        --
      Translation adjustment for the year........          --      (3,709)         --       --          --        --
                                                    ---------     -------    --------   -------   --------   -------
      Balance, December 31, 1992.................    (150,893)     (4,668)   (470,183)  (5,307)   (451,357)   (7,278)
      Exercise of employee stock options.........          --          --          --       --          --        --
      Exercise of common stock warrants..........          --          --          --       --          --        --
      Purchase of treasury stock.................          --          --    (158,400)  (1,329)         --        --
      Conversion of preferred stock into
        common stock.............................          --          --          --       --          --        --
      Net income.................................      68,328          --          --       --          --        --
      Preferred dividends........................        (868)         --          --       --          --        --
      Translation adjustment for the year........          --      (1,690)         --       --          --        --
                                                    ---------     -------    --------   -------   --------   -------
      Balance, December 31, 1993.................   $ (83,433)    $(6,358)   (628,583)  $(6,636)  (451,357)  $(7,278)
                                                    ---------     -------    --------   -------   --------   -------
                                                    ---------     -------    --------   -------   --------   -------

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL DOLLAR AMOUNTS IN THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ARE EXPRESSED IN THOUSANDS, EXCEPT WHERE STATED IN MILLIONS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates of at least a 20% interest but not more than a 50% interest are accounted for using the equity method; all other investments are carried at cost, which does not exceed the estimated net realizable value of such investments.

  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company's cash balance at December 31, 1993 includes $8.8 million held in escrow or otherwise restricted.

  Fixed Assets

     Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost. The Company computes depreciation on fixed assets using principally the straight-line method. The estimated useful lives used in computing depreciation range from 3 to 40 years for buildings, 3 to 20 years for machinery and equipment, and 3 to 7 years for rental equipment. Leasehold improvements are amortized over the lives of the leases or the estimated useful lives of the improvements, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used.

     Cost of major renewals and betterments are capitalized as fixed assets. Expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When fixed assets are sold or retired, the remaining cost and related reserves are removed from the accounts and the resulting gain or loss is included in the results of operations.

  Valuation of Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for most domestic inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs consist of materials, labor and factory overhead.

  Translation of Foreign Currencies

     The accounts of all international operations, except those described in the following paragraph, are translated to United States dollars as follows: cash, receivables and related allowances, current liabilities and long-term debt are translated at year-end exchange rates; income and expense accounts, except for cost of inventory sold and depreciation and amortization are translated at average exchange rates during the year and all other accounts are translated at historical rates. All translation adjustments resulting from the translation of these financial statements to United States dollars are charged or credited to income currently.

     The accounts of the Company's operations in Italy are translated to United States dollars as follows: all asset and liability accounts are translated at year-end exchange rates, and income and expense items are translated at the average exchange rates during the year. Cumulative translation adjustments resulting from the translation of the financial statements of these operations to United States dollars are recorded as a separate component of shareholders' equity.

                           SMITH INTERNATIONAL, INC.

     All foreign currency transaction gains and losses are credited or charged to income currently.

  Foreign Exchange Contracts

     From time to time, the Company enters into spot and forward contracts under foreign exchange lines as a hedge against accounts payable in foreign currencies. Market value gains and losses on such forward contracts are recognized on a monthly basis, and the resulting amounts offset foreign exchange gains or losses on the related accounts payable as payments are made.

     The Company also purchases foreign exchange option contracts to hedge certain operating exposures. Premiums paid under these contracts are expensed over the life of the contract. Gains arising on these options are recognized at the time the options are exercised.

  Income Taxes

     In the fourth quarter of 1991, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 96, "Accounting for Income Taxes" effective January 1, 1991. This standard changed the criteria for measuring the provision for income taxes and required that a liability approach be used to report the deferred tax liability in the consolidated balance sheet. Deferred income tax assets and liabilities arise from differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances under this standard are determined by using the tax rate expected to be in effect when the taxes will actually be paid. Under the provisions of SFAS No. 96, the Company elected not to restate prior years' consolidated financial statements and has determined that the cumulative effect of the change in accounting for income taxes was insignificant.

     In the first quarter of 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". This standard superseded SFAS No. 96, "Accounting for Income Taxes" and required an asset and liability approach for financial accounting and income tax reporting. In connection with the adoption of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements and has determined that the cumulative effect of the change in accounting for income taxes was insignificant.

  Earnings Per Common Share

     Earnings per common share are computed on the basis of the weighted average number of common shares and equivalent shares outstanding during each year after deducting preferred dividends. Earnings per common share assuming full dilution, is substantially the same as primary earnings per common share as presented for each of the three years ended December 31, 1993. As the Company incurred a net loss for the years 1992 and 1991, the equivalent shares were antidilutive for those years; therefore, the equivalent shares are not included in the average number of common shares outstanding when calculating the loss per common share in 1992 and 1991.

     Income (loss) per common share from discontinued operations was $1.95, $(.08) and $(.16), respectively, for the years ended December 31, 1993, 1992 and 1991. The loss per common share attributable to the change in accounting principle was $(.03) for the year ended December 31, 1993.

  Employee Benefits

     During the first quarter of 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard changed the criteria for recognizing the cost of postretirement benefits from the pay-as-you-go (cash) basis to the recognition of such benefits over the employee service periods. As a result of adopting this standard, the Company recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle in the consolidated statements of operations.

                           SMITH INTERNATIONAL, INC.

2. ACQUISITIONS AND DISPOSITIONS

  Sale of Directional Drilling Business

     On March 29, 1993, the Company sold its Directional Drilling systems and services (DDS) business and certain of its subsidiaries and other affiliates to Halliburton Company (Halliburton) for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock was sold for $247.7 million. As a result, the Company recorded income from discontinued operations of $73.6 million including the gain from the sale of the DDS business of $80.1 million. The gain includes provisions for various fees, expenses and taxes related to the DDS sale.

     The DDS sale consisted primarily of the inventory, rental equipment and plant and equipment of the Dyna-Drill and Datadril product lines as well as certain downhole tools used in the DDS business. In addition, the Company retained approximately $23.0 million of receivables, net of payables related to the DDS business as of the date of sale. The following table summarizes the net assets as of December 31, 1992 of the DDS business sold to Halliburton in March 1993.

    Inventories................................................................ $ 26,871
    Rental equipment, net......................................................   61,787
    Plant and equipment, net...................................................   12,696
    Other current assets.......................................................    4,350
    Other long-term assets.....................................................    1,141
    Liabilities assumed........................................................     (612)
                                                                                --------
              Net assets of the DDS business................................... $106,233
                                                                                --------
                                                                                --------

     The consolidated statements of operations reported the net results of the DDS operations as income (loss) from discontinued operations. The DDS business reported revenues of $36.3 million in the first three months of 1993, $158.7 million in 1992 and $151.1 million in 1991. In 1991, restructuring charges relating to the DDS business totalled approximately $2.8 million (See Note 3). In determining the income (loss) from discontinued operations, interest expense of $1.3 million in 1993, $5.6 million in 1992 and $7.6 million in 1991 has been allocated to the discontinued DDS operations based on the ratio of the estimated net assets sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at the end of each period.

  Acquisitions of A-Z/Grant and Lindsey

     On December 22, 1993, the Company acquired the product line assets of A-Z International, Grant Oilfield Tools and Lindsey Completion Systems (A-Z/Grant and Lindsey) from Masex Energy Services Group, Inc. for $19.0 million in cash. A-Z/Grant and Lindsey is a leading provider of downhole tools, remedial services and liner hangers to the oil and gas industry. A-Z/Grant and Lindsey reported unaudited revenues of $31.6 million in 1993, $29.0 million in 1992, and $31.0 million in 1991. This acquisition was accounted for as a purchase effective December 22, 1993. The unaudited results of A-Z/Grant and Lindsey from December 22, 1993 to December 31, 1993, were not significant to the operations of the Company.

     The historical balance sheet of the Company at December 31, 1993 includes the accounts of A-Z/Grant and Lindsey on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of A-Z/Grant and Lindsey including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to consolidate the operations of A-Z/Grant and Lindsey with the Company. Upon completion of these evaluations during 1994, any additional adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded in accordance with purchase accounting rules and principles.

                           SMITH INTERNATIONAL, INC.

  Subsequent Event -- Acquisition of M-I Drilling Fluids Company

     Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids Company (M-I) from Dresser Industries, Inc. (Dresser) for $160 million. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I is a leading provider of drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest in M-I using $80 million of its cash and issuing a note payable to Dresser for $80 million due on August 28, 1994. This acquisition will be accounted for as a purchase. M-I reported unaudited revenues of $405.8 million in 1993, $382.6 million in 1992 and $435.5 million in 1991.

     The Company has commitments to refinance the Dresser note payable with a $40 million term loan from its insurance company lenders and a $65 million revolving line of credit from the bank group. The term loan will bear interest at a rate of 6.02 percent and be payable over a period ending in January 1998. The revolving line of credit will be due in March 1997 and bear interest at a rate ranging from LIBOR + 3/4 percent to LIBOR +1 1/2 percent based upon the debt-to-total capitalization of the Company. Management believes such financing will be completed by the end of March 1994.

     The unaudited pro forma revenues and income from continuing operations for the year ended December 31, 1993 assuming the acquisitions of A-Z/Grant and Lindsey and M-I had been made on January 1, 1993 are as follows:

    Unaudited pro forma revenues............................................... $658,124
    Unaudited pro forma income from continuing operations...................... $  1,652
    Unaudited income from continuing operations per common share............... $   0.02

3. RESTRUCTURING CHARGES

     During the fourth quarter of 1991, the Company decided to restructure certain of its worldwide operations in response to the continuing decline of U.S. oil and gas drilling activity. The restructuring consisted of closing manufacturing facilities in Mexico City and Veracruz, Mexico, closing various service locations in the U.S. as well as downsizing other worldwide operations and reducing the worldwide workforce by approximately 27%. As a result of the restructuring, the Company recorded a $21.2 million unusual charge to income from continuing operations before interest and taxes in 1991 consisting of $9.9 million for estimated severance and relocation costs, a writedown of $5.7 million related to fixed assets of closed and downsized locations, a provision of $3.7 million to expense certain manufacturing inefficiencies and $1.9 million related to other non-recurring items.

4. INVENTORIES

     Inventories consist of the following:

                                                                       1993         1992
                                                                     --------     --------
    Raw materials................................................... $ 10,965     $ 13,084
    Work in process.................................................   13,105       12,220
    Finished goods..................................................   68,732       64,359
                                                                     --------     --------
                                                                       92,802       89,663
    Reserves to state domestic inventories ($70,597 in 1993 and
      $69,011 in 1992) on a LIFO basis..............................  (11,148)     (12,348)
                                                                     --------     --------
                                                                     $ 81,654     $ 77,315
                                                                     --------     --------
                                                                     --------     --------

                           SMITH INTERNATIONAL, INC.

5. ASSETS HELD FOR SALE

     The Company's efforts to combine manufacturing facilities and reduce operating capacity have resulted in certain excess and/or idle assets which are classified as assets held for sale. Assets held for sale are stated at the lower of cost or estimated net realizable value as of December 31, 1993 and 1992 as follows:

                                                                        1993        1992
                                                                       -------     -------
    Land.............................................................. $ 4,194     $ 4,840
    Buildings.........................................................   5,865       8,593
    Machinery and equipment...........................................   1,807         384
                                                                       -------     -------
                                                                       $11,866     $13,817
                                                                       -------     -------
                                                                       -------     -------

6. DEBT

     The following summarizes the Company's short-term debt and long-term debt:

                                                                         BALANCE AT DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                         1993           1992
                                                                        -------       --------
SHORT-TERM DEBT
Short-term bank borrowings with weighted average interest rates of 7%
  in 1993 and 9% in 1992..............................................  $   702       $ 34,361
Current portion of long-term debt.....................................       --         68,982
                                                                        -------       --------
          Total short-term debt and current portion of long-term
            debt......................................................      702        103,343
                                                                        -------       --------
LONG-TERM DEBT
Notes payable to insurance companies due on October 1, 2001 at
  9.83%...............................................................   46,000         95,000
Secured Term loan payable to banks at LIBOR +1 1/4%...................       --         18,182
Other.................................................................       --          1,800
                                                                        -------       --------
                                                                         46,000        114,982
  Less: Amounts classified as current portion of long-term debt.......       --         68,982
                                                                        -------       --------
          Total Long-Term Debt........................................   46,000         46,000
                                                                        -------       --------
            Total Debt................................................  $46,702       $149,343
                                                                        -------       --------
                                                                        -------       --------

     On October 2, 1992, the Company refinanced substantially all of its short-term and long-term debt through a private placement of debt and a new syndicated bank credit facility. The private debt offering consisted of $95.0 million of secured long-term debt repayable over a nine year period with interest at 9.83%. The secured domestic bank facility consisted of a $20.0 million three year term loan repayable in quarterly installments and a $40.0 million revolving credit facility expiring on June 30, 1995. The Company used the proceeds of the secured long-term debt, the term loan and $19.6 million of the revolving credit facility to retire the Company's $89.4 million Series A notes due December 31, 1994 with interest at 13%, a term loan of $6.5 million with interest at prime +1 3/4%, an outstanding balance of the Company's domestic credit facility of $30.5 million and $8.2 million of international lines of credit.

     In connection with the DDS sale, the Company was required to repay its bank debt. The Company also granted options which expired on July 23, 1993 to its insurance company lenders for early repayment of their debt at a reduced make whole premium. On April 12, 1993, the Company used a portion of the proceeds of the DDS sale to retire its domestic credit facility totaling $37.2 million, its domestic bank term loan totaling $16.4 million and $39.0 million of notes payable with insurance companies. On July 23, 1993, the Company repaid an additional $10.0 million of notes payable with insurance companies. The Company's remaining debt totaling $46.0 million at December 31, 1993 is classified as long-term. The accompanying December 31, 1992

                           SMITH INTERNATIONAL, INC.

balance sheet has also been restated to classify the $46.0 million of debt as long-term. The Company has renegotiated its loan agreements with the insurance companies to amend certain financial covenants as well as to release the collateral under the loan indenture. The Company was in compliance with its loan covenants under the amended loan indenture at December 31, 1993.

     Certain of the Company's foreign subsidiaries have short-term lines of credit with various foreign banks totaling approximately $1.7 million. At December 31, 1993, the Company had borrowed $0.7 million under these lines. The majority of these lines are unsecured.

     The Company's indenture relating to its long-term debt contains covenants restricting the payment of cash dividends to the Company's common stockholders based on net earnings and operating cash flow formulas as defined in the indenture. The Company has not paid dividends on its Common Stock since the first quarter of 1986. In addition to compliance with the covenants of the indenture, the determination of the amount of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deem relevant.

     See Note 2 for a discussion of the financing of the M-I acquisition.

     In July 1993, the Company entered into a swap agreement with a financial institution. Under this agreement, the Company receives a fixed rate of 4.86% on $46.0 million of borrowings and pays a floating rate based on 6 month LIBOR. Management believes that the fair market value of the swap agreement at December 31, 1993 was insignificant.

     Interest paid during the years ended December 31, 1993, 1992, and 1991 amounted to $9.2 million, $15.7 million, and $21.3 million, respectively.

7. FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable and short-term debt approximate the fair market values due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt is not materially different from the fair value using rates currently available for debt of similar terms and maturity.

     The Company is a party to financial instruments described below with off balance sheet risks which it utilizes in the normal course of business to manage its exposure to fluctuations in interest rates and foreign currency exchange rates.

  Foreign Currency Forward Contracts and Options

     At December 31, 1993, the Company had outstanding foreign exchange contracts as a hedge against foreign accounts totaling $11.0 million maturing at various dates during 1994. There were no significant unrecorded gains or losses on these contracts at December 31, 1993. The Company has outstanding option contracts of $5.9 million at December 31, 1993 which expire at various dates in 1994. The Company has no loss exposure under these contracts.

  Interest Rate Contracts

     The Company utilizes an interest rate swap agreement to manage its interest rate exposure. At December 31, 1993 the fair value of the agreement was insignificant. At December 31, 1993, the Company reported as part of cash and cash equivalents $16.9 million as the carrying cost of an investment fund which utilizes financial instruments to manage its interest rate exposure. During the year ended December 31, 1993, the fund's hedge account incurred a net loss of $0.3 million reducing the fair value of the fund to $16.6 million.

                           SMITH INTERNATIONAL, INC.

8. INCOME TAXES

     See Note 1 regarding changes in the method in recording income taxes during 1991 and 1993. The consolidated income tax provision (benefit) relating to continuing operations are summarized as follows:

                                                               1993       1992        1991
                                                               -----     -------     ------
    Current --
      United States..........................................  $  --     $   108     $  257
      Foreign................................................    662       1,613        904
      State..................................................     13         (30)       181
                                                               -----     -------     ------
                                                                 675       1,691      1,342
                                                               -----     -------     ------
    Deferred --
      United States (including, in 1992, the benefit of a
         $2,500 tax settlement)..............................   (301)     (2,462)       627
      Foreign................................................     94        (236)       889
                                                               -----     -------     ------
                                                                (207)     (2,698)     1,516
                                                               -----     -------     ------
    Income tax provision (benefit)...........................  $ 468     $(1,007)    $2,858
                                                               -----     -------     ------
                                                               -----     -------     ------

     Deferred taxes are principally attributable to timing differences related to depreciation expense and net operating loss (NOL) and tax credit carryforwards. Deferred taxes also include, in 1992, the net benefit resulting from a settlement of various outstanding issues with the Internal Revenue Service related to prior year audits and offsetting claims for refunds of prior year taxes and, in 1991, the recording of a $1.0 million tax provision to reflect expected settlements of prior year foreign tax liabilities of certain of the Company's subsidiaries. In 1993 and 1991, the Company reported the tax benefit of operating loss carryforwards as a reduction in the provision for income taxes in accordance with SFAS No. 109 and SFAS No. 96, respectively.

     The income tax provision (benefit) computed by applying the U.S. Federal statutory rate to income (loss) from continuing operations before income taxes are reconciled to the actual tax provision (benefit) as follows:

                                                             1993        1992        1991
                                                            -------     -------     -------
    Income (loss) from continuing operations before income
      taxes:
      United States.......................................  $21,020     $ 2,740     $ 7,002
      Foreign.............................................  (24,547)     (2,583)     (9,157)
                                                            -------     -------     -------
              Total.......................................  $(3,527)    $   157     $(2,155)
                                                            -------     -------     -------
                                                            -------     -------     -------
    Computed U.S. Federal statutory tax expense
      (benefit)...........................................  $(1,199)    $    53     $  (733)
    U.S. Alternative Minimum Tax..........................       --         161         548
    Utilization of U.S. net operating loss carryforward...   (7,283)         --      (2,478)
    U.S. branch income/foreign dividends..................     (165)     (1,089)         98
    State taxes, net......................................       13         (30)        181
    Expected settlement of foreign tax liabilities
      (related to prior years)............................       --          --       1,000
    Foreign tax provisions in excess of U.S. rate/foreign
      losses
      with no tax benefit realized........................    8,929       2,255       3,907
    U.S. benefit of tax settlement........................       --      (2,500)         --
    Other items, net......................................      173         143         335
                                                            -------     -------     -------
              Income tax provision (benefit)..............  $   468     $(1,007)    $ 2,858
                                                            -------     -------     -------
                                                            -------     -------     -------

                           SMITH INTERNATIONAL, INC.

     The components of the net deferred tax liability are as follows:

                                                                  DECEMBER 31,     JANUARY 1,
                                                                      1993            1993
                                                                  ------------     -----------
    Deferred tax liabilities attributed to the excess of net
      book basis over remaining tax basis (principally
      depreciation):
      Domestic..................................................    $  8,286        $  12,451
      Foreign...................................................       4,015            3,990
                                                                    --------        ---------
           Total deferred tax liabilities.......................      12,301           16,441
                                                                    --------        ---------
    Deferred tax assets attributed to domestic net operating
      loss and tax credit carryforwards.........................      62,091           71,168
    Other deferred tax assets:
      Domestic..................................................      11,863            6,267
      Foreign...................................................          --              173
                                                                    --------        ---------
           Subtotal.............................................      73,954           77,608
    Valuation allowance.........................................     (66,216)         (65,833)
                                                                    --------        ---------
           Net deferred tax assets..............................       7,738           11,775
                                                                    --------        ---------
                Net deferred tax liability......................    $  4,563        $   4,666
                                                                    --------        ---------
                                                                    --------        ---------

     For U.S. tax reporting purposes, the Company has cumulative NOL carryforwards in the amount of approximately $148.5 million. These losses were generated in 1986, 1987, 1988 and 1992 in the amounts of $12.7 million, $91.3 million, $42.3 million and $2.2 million, respectively. Losses in 1986, 1987, 1988 and 1992 are available to reduce future U.S. taxable income that may be generated through the years 2001, 2002, 2003 and 2007, respectively. Upon certain changes in equity ownership of the Company, the ability to utilize NOL carryforwards becomes subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended. In the opinion of management, the application of Section 382 will not materially limit the availability of net tax loss carryforwards.

     Also available to reduce future U.S. income taxes are unused alternative minimum tax credits of $2.8 million and investment tax credits of $7.3 million. The investment tax credits which expire as follows: $2.8 million in 1997, $1.8 million in 1998, $1.6 million in 1999 and $1.1 million in 2000. Income taxes paid during the years ended December 31, 1993, 1992 and 1991 amounted to $0.9 million, $4.4 million, and $7.4 million respectively.

     The Company's foreign subsidiaries currently have undistributed earnings of $17.8 million which if repatriated would be generally sheltered from U.S. tax by NOL carryforwards and various foreign tax credits.

9. CAPITAL STOCK

  Preferred Stock

     The Company's preferred stock carried a cumulative annual dividend of 8.75% ($2.1875 per share based on a $25 value) payable quarterly and was convertible into common stock at $8 per share, subject to certain antidilution adjustments. The Preferred Stock had a liquidation preference of $25 per share plus cash equal to any accumulated and unpaid dividends, and was redeemable at the Company's option at any time at a redemption price of $25 per share plus cash equal to any accumulated and unpaid dividends, provided that the average closing price of the common stock for the 20 trading days ending on the fifth day before mailing the notice of redemption was at least 125% of the conversion price if mailed before February 10, 1994.

     In June 1993, the Company called the remaining shares of preferred stock for redemption in accordance with the terms of the Certificate of Designation with regard to the preferred stock. All holders of the preferred stock surrendered their shares for conversion into 2,496,250 shares of common stock of the Company. For

                           SMITH INTERNATIONAL, INC.

purposes of the Consolidated Statements of Cash Flows, this conversion of preferred stock to common stock is a non-cash transaction, and, therefore, is not reflected in the Consolidated Statements of Cash Flows. As of December 31, 1993, there were no shares of the preferred stock outstanding.

  Common Stock Warrants and Treasury Securities

     In November 1991, the Company raised approximately $50.0 million in equity through its temporary warrant reduction offers and the issuance of 992,000 shares of additional common stock. In connection with the temporary warrant reduction offers, 2,758,268 Class A Warrants and 3,619,596 Class B Warrants were exercised to purchase the Company's common stock at a temporarily reduced exercise price of $5.10 per Class A Warrant and $7.35 per Class B Warrant. The proceeds were used to retire the Company's then outstanding Series B Notes and accrued interest thereon totalling $46.8 million in December, 1991.

     At December 31, 1993, the Company has outstanding 225,520 Class A Warrants and 1,872,205 Class B Warrants to purchase common stock exercisable until February 28, 1995 at a price of $8.28 per share and $15.00 per share, respectively.

     During 1990, the Company issued 300,000 shares of common stock and 451,357 Class C warrants to an international subsidiary. These Class C Warrants are exercisable until February 28, 1995 at a price of $1.00 per share. The Company has recorded these warrants at their estimated value at the date of issue of $16.125 per warrant. This transaction is reflected as treasury securities in the consolidated balance sheets and consolidated statements of shareholders' equity.

     In June 1993, the Board of Directors approved a stock repurchase program whereby the Company may buy up to 3 million shares of its outstanding common stock. The program contemplates that the Company may, from time to time, purchase shares in the open market. This program is funded by the Company's cash balances. As of December 31, 1993, the Company had purchased 158,400 shares of common stock under the stock repurchase program at a cost of $1.3 million. These shares are reflected as treasury securities in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity.

     The Company did not make dividend payments to common stockholders during 1993, 1992 and 1991. See Note 6.

10. EMPLOYEE STOCK OPTIONS, RESTRICTED STOCK AWARDS AND STOCK APPRECIATION
RIGHTS

     As of December 31, 1993, the Company has outstanding stock options granted under two plans: the 1989 Long-Term Incentive Compensation Plan ("1989 Plan") and the 1982 Stock Option Plan ("1982 Plan"). No further options may be granted under the 1982 Plan. Options issued in 1982, 1983, 1984 and 1985 under the 1982 Plan were cancelled and reissued effective June of 1986 at an option price which represented the fair market value on the date of reissuance. During 1991, options under the Company's 1971 Stock Option Plan lapsed.

                           SMITH INTERNATIONAL, INC.

     The options, exercisable at various dates through December 2003, are conditioned upon continued employment. A summary of stock option transactions for 1993, 1992 and 1991 are as follows:

                                                                1993          1992        1991
                                                              ---------     --------     -------
Outstanding at beginning of year............................    720,190      636,854     524,000
Options granted.............................................    439,500      277,487     247,620
Options forfeited...........................................   (116,015)    (136,078)    (30,250)
Options exercised:
  -- with a basis of $0.00..................................         --           --     (31,122)
  -- with a basis of $2.48..................................       (200)          --          --
  -- with a basis of $2.50..................................         --      (40,132)    (35,753)
  -- with a basis of $2.53..................................    (17,008)     (11,941)     (4,758)
  -- with a basis of $5.50..................................    (15,750)      (6,000)    (28,250)
  -- with a basis of $8.38..................................     (7,885)          --          --
  -- with a basis of $10.27.................................         --           --      (3,438)
  -- with a basis of $12.56.................................         --           --      (1,195)
                                                              ---------     --------     -------
Outstanding at end of year..................................  1,002,832      720,190     636,854
                                                              ---------     --------     -------
                                                              ---------     --------     -------
Options exercisable:
  Granted in 1982-1984 with a basis of $10.21...............      1,925        1,825       2,450
  Granted in 1982-1985 with a basis of $2.53................      6,800       25,133      37,649
  Granted in 1986 with a basis of $2.48.....................        633          833         833
  Granted in 1987 with a basis of $5.50.....................     34,650       52,400      58,400
  Granted in 1989 with a basis of $10.27....................     91,345       80,408      59,460
  Granted in 1990 with a basis of $2.50.....................         --           --       1,250
  Granted in 1990 with a basis of $12.56....................     75,924       53,495      31,068
  Granted in 1990 with a basis of $15.72....................      3,750        2,500       1,250
  Granted in 1990 with a basis of $16.09....................     10,313        6,875       3,438
  Granted in 1991 with a basis of $10.52....................      2,500        1,250          --
  Granted in 1991 with a basis of $14.73....................     66,455       31,445          --
  Granted in 1992 with a basis of $8.38.....................     54,293           --          --
  Granted in 1992 with a basis of $9.25.....................     20,000       20,000          --
Options not exercisable:
  Granted in 1989 with a basis of $10.27....................         --       26,802      59,460
  Granted in 1990 with a basis of $2.50.....................         --           --      36,382
  Granted in 1990 with a basis of $12.56....................     20,036       53,495      93,202
  Granted in 1990 with a basis of $15.72....................         --        2,500       3,750
  Granted in 1990 with a basis of $16.09....................         --        6,875      10,312
  Granted in 1991 with a basis of $2.52.....................         --           --       2,500
  Granted in 1991 with a basis of $2.90.....................         --           --      75,150
  Granted in 1991 with a basis of $10.52....................      2,500        3,750       5,000
  Granted in 1991 with a basis of $14.73....................     45,370      104,333     155,300
  Granted in 1992 with a basis of $8.38.....................    126,838      246,271          --
  Granted in 1993 with a basis of $8.38.....................    199,500           --          --
  Granted in 1993 with a basis of $10.31....................    240,000           --          --
                                                              ---------     --------     -------
                                                              1,002,832      720,190     636,854
                                                              ---------     --------     -------
                                                              ---------     --------     -------

     Included in the 1993 grants were stock options of 199,500 shares and 240,000 shares at exercise prices of $8.38 and $10.31, respectively. These stock options vest over a four year period from the date of grant.

                           SMITH INTERNATIONAL, INC.

Included in the 1992 grants were stock options of 257,487 shares and 20,000 shares at exercise prices of $8.38 and $9.25, respectively. Of the total $8.38 stock options, the Company granted 167,497 shares in exchange for certain Stock Appreciation Rights valued at an exercise price of $10.53 - $16.09. The stock options granted at $8.38 vest over a four year period from the date of grant. The stock options granted at $9.25 were fully vested at the date of grant. Included in the 1991 grants were restricted stock options of 80,040 shares at $2.90. These options vested over a two year period from the date of grant but lapsed during 1992.

     In addition, as part of the 1989 Plan, the Company granted 82,540 Stock Appreciation Rights in 1991 at an exercise price range of $10.52 - $14.73 and 80,775 Stock Appreciation Rights in 1990 at an exercise price range of $12.56 - $16.09. At December 31, 1993, there were 16,508 of these rights outstanding. These rights vest over a four year period from date of grant, and are exercisable until February 2001. Upon exercise of the rights, appreciation is paid by distributing cash or shares at the option of the Company.

     At December 31, 1993, there were no shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional Stock Appreciation Rights.

11. EMPLOYEE BENEFITS

     The Company has non-contributory pension plans in the U.S. and U.K. Benefit accruals under the Company's U.S. pension plan, which have been frozen since 1987, covered substantially all the U.S. employees of the Company at that date. Due to the freezing of domestic pension benefits and fully funding those benefits in 1987, a contribution was not necessary for 1992 or 1991.

     The following tables detail the components of pension expense for the three years ended December 31, 1993, the funded status of the plans and major assumptions used to determine these amounts:

                                                                 1993        1992        1991
                                                                -------     -------     -------
Service cost..................................................  $   276     $   343     $   363
Interest cost.................................................      769         805         791
Actual return on plan assets..................................   (1,308)       (848)       (988)
Net amortization and deferral and other.......................    1,284          19         263
                                                                -------     -------     -------
Net periodic pension cost.....................................  $ 1,021     $   319     $   429
                                                                -------     -------     -------
                                                                -------     -------     -------
  Reconciliation of Funded Status of the Plan

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------     -------     -------
  Actuarial present value of benefit obligations:
     Vested benefit obligation................................  $10,276     $ 9,674     $ 9,426
                                                                -------     -------     -------
                                                                -------     -------     -------
     Accumulated benefit obligation...........................  $10,468     $ 9,842     $ 9,626
                                                                -------     -------     -------
                                                                -------     -------     -------
     Projected benefit obligation.............................  $11,540     $10,373     $10,159
     Plan assets at fair value................................   10,259      11,250      10,248
                                                                -------     -------     -------
     Projected benefit obligation (in excess of) or less than
       plan assets............................................  $(1,281)    $   877     $    89
     Unrecognized net (gain) loss.............................    1,440        (825)        351
     Additional minimum liability.............................   (2,491)         --          --
                                                                -------     -------     -------
     Prepaid pension cost (pension liability) recognized in
       the balance sheet......................................  $(2,332)    $    52     $   440
                                                                -------     -------     -------
                                                                -------     -------     -------
     Weighted-average assumed discount rate...................      7.0%        8.5%        8.5%
     Rate of compensation increases...........................   None in U.S. due to freezing
                                                                   of benefits, 7.5% in U.K.
     Weighted-average expected long-term rate of return on
       plan assets............................................      7.0%        8.5%        8.5%

                           SMITH INTERNATIONAL, INC.

     For 1993, the Company reduced its discount rate related to the domestic pension plan from 8.5% to 7.0% to more accurately reflect current market trends. As a result, the projected benefit obligation exceeded the fair value of the plan's assets by $2.5 million. This amount is recorded as an additional minimum liability in the Consolidated Balance Sheets at December 31, 1993.

     The Company has several other pension plans covering certain international employees. Pension expense for these plans totaled $0.2 million in 1993, $0.4 million in 1992 and $0.2 million in 1991. Based on the latest available actuarial valuations, total accumulated plan benefits are $2.0 million and net assets available for benefits are $2.4 million.

     The Company has an Employee 401(k) Plan which allows eligible participating employees to make contributions in either a Company stock fund or any one of seven mutual funds or a combination thereof. The Company contributes for all eligible employees a percentage of their qualified compensation into the Plan. Contribution percentages range from 2% for employees under the age of 40 to 6% for employees who are 60 years of age or older. Contributions to this plan by the Company totaled approximately $1.7 million in 1993 and $2.0 million for the years ended December 31, 1992 and 1991. Effective January 1, 1990, the Company also initiated an additional plan to fund a matching contribution ranging from 0% to 100% of an individual employee's 401(k) contributions based on the Company achieving a certain level of operating income as a percentage of total revenue for the year. In 1993, the Company recorded an expense of $1.2 million for this plan. No expense was required or recorded for matching contributions for 1992 or 1991 related to this plan.

     The Company and its subsidiaries provide certain health care benefits for retired employees. Most of the employees who retire from the Company are eligible for these benefits. The cost of postretirement health care benefits were recognized as an expense as claims were paid in 1992 and 1991. These costs totaled approximately $0.2 million in 1992 and $0.3 million in 1991.

     In 1990, the Financial Accounting Standards Board ("FASB") issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." During the first quarter of 1993, the Company adopted this new standard. As a result of adopting SFAS No. 106, the Company recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle in the consolidated statements of operations.

     Prior to May 1, 1993, the Company had two retiree medical coverage plans. Effective May 1, 1993 the two plans were combined into one plan, the Smith International, Inc. Retiree Medical Plan. The plan provides postretirement medical benefits to retirees and their spouses. The retiree medical plan has an annual limitation (a "cap") on the dollar amount of the Company's portion of the cost of benefits incurred by retirees under the plan. The remaining cost of benefits in excess of the cap is the responsibility of the participants. For 1993, the cap was $25,000. The cap is adjusted annually for inflation, which is currently assumed to be 4 percent.

     The following table sets forth the plan's funded status reconciled with the amount shown in the Company's consolidated balance sheets:

                                                                   DECEMBER 31,     JANUARY 1,
                                                                       1993            1993
                                                                   ------------     ----------
    Accumulated postretirement benefit obligation:
      -- Retirees................................................    $ (1,140)       $ (1,236)
      -- Actives.................................................         (93)            (64)
    Plan assets at fair value....................................          --              --
                                                                     --------        --------
    Accumulated postretirement benefit obligation in excess of
      plan assets................................................      (1,233)         (1,300)
    Unrecognized net gain........................................         (57)             --
                                                                     --------        --------
    Prepaid (Accrued) postretirement benefit cost................    $ (1,290)       $ (1,300)
                                                                     --------        --------
                                                                     --------        --------

                           SMITH INTERNATIONAL, INC.

     Postretirement benefit expense recognized in income from continuing operations for the year ended December 31, 1993 is summarized as follows:

    Service cost..................................................................  $   9
    Interest cost on accumulated postretirement benefit obligation and other......    223
                                                                                    -----
    Postretirement benefit expense................................................  $ 232
                                                                                    -----
                                                                                    -----

     The health care cost trend rate assumption can have a significant effect on the amounts reported. For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993. The rate was assumed to gradually decrease to 7% for 1998 and to remain at that level thereafter. An increase of one percentage point in the health care cost trend rate would not have a material effect on either the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of the postretirement benefits expense.

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation for 1993 and 1992 were 7.0% and 8.0%, respectively.

12. STOCKHOLDERS' RIGHTS PLAN

     On June 19, 1990, the Company adopted a Stockholder Rights Plan ("the Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on June 29, 1990. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's shareholders. The Rights will expire on June 19, 2000.

     Each Right entitles shareholders to buy one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50. The Rights are exercisable only if a person or group (a) acquires beneficial ownership of 20% or more of the Common Stock or (b) acquires beneficial ownership of 1% or more of the Company's Common Stock if such person or group is a 20%-or-more shareholder on the date when the Rights dividend distribution is declared or (c) commences a tender or exchange offer which upon consummation such person or group would beneficially own 20% or more of the Common Stock of the Company. However, the Rights will not become exercisable if Common Stock is acquired pursuant to an offer for all shares which a majority of the independent directors, excluding all officers of the Company, determine to be fair to and otherwise in the best interests of the Company and its shareholders.

     If any person or group becomes the beneficial owner of 20% or more of the Company's Common Stock, or acquires 1% or more of the Common Stock if such person or group is a 20%-or-more shareholder on the date when the Rights dividend distribution is declared, other than (in either case) pursuant to an offer for all shares as described above, then each Right not owned by such person or group or certain related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's Common Stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's exercise price. In addition, if, after any person becomes the beneficial owner of 20% or more of the Company's Common Stock, or acquires 1% or more of the Common Stock if such person is a 20%-or-more shareholder on the date when the Rights dividend distribution is declared, the Company is involved in the merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a value of twice the Right's exercise price.

                           SMITH INTERNATIONAL, INC.

     The Company will generally be entitled to redeem the Rights at $.01 cents per Right at any time until the tenth business day (subject to extension) following public announcement that a person has become the beneficial owner of 20% or more of the Company's Common Stock, or acquires 1% or more of the Common Stock if a 20%-or-more shareholder on the date when the Rights dividend distribution is declared.

13. SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Amounts charged to expense for continuing operations is as follows:

                                                                1993       1992       1991
                                                               -------    -------    -------
    Maintenance and repairs..................................   $5,689     $3,927     $9,748
    Depreciation of fixed assets.............................    7,348      9,088      9,473
    Amortization of intangible assets........................      934        618        619
    Taxes, other than payroll and income taxes...............    1,901      2,280      2,061
    Rents....................................................    6,572      6,190      4,663
    Research and engineering costs...........................    6,574      6,218      8,943

14. QUARTERLY INFORMATION (UNAUDITED)

                                                  FIRST    SECOND     THIRD     FOURTH      YEAR
                                                 -------   -------   --------   -------   --------
1993
Revenues.......................................  $49,954   $52,741   $ 59,039   $58,978   $220,712
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------
Gross profit...................................  $17,821   $19,619   $ 22,239   $22,863   $ 82,542
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------
Income (loss) from continuing operations.......  $ 1,327   $ 2,651   $(14,158)  $ 6,185   $ (3,995)
Income from discontinued operations (Note 2)...   73,623        --         --        --     73,623
Cumulative effect of change in accounting
  principle....................................   (1,300)       --         --        --     (1,300)
                                                 -------   -------   --------   -------   --------
Net income (loss)..............................  $73,650   $ 2,651   $(14,158)  $ 6,185   $ 68,328
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------
Income (loss) per common share:
  From continuing operations...................  $  0.03   $  0.06   $  (0.36)  $  0.16   $  (0.13)
  From discontinued operations.................     2.02        --         --        --       1.95
  From the change in accounting principle......    (0.04)       --         --        --      (0.03)
                                                 -------   -------   --------   -------   --------
  Net income (loss)............................  $  2.01   $  0.06   $  (0.36)  $  0.16   $   1.79
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------

     Included in third quarter of 1993 results is a special charge of $19.9 million ($0.51 per common share in the third quarter and $0.53 per common share for the full year) relating to the settlement of drill bit litigation (See Note
16). Due to the conversion of the preferred stock into common stock (See Note 9) in the second quarter of 1993, the total year income (loss) per common share amounts do not equal the sum of the quarterly income (loss) per common share amounts.

                           SMITH INTERNATIONAL, INC.

                                                  FIRST    SECOND     THIRD     FOURTH      YEAR
                                                 -------   -------   --------   -------   --------
1992
Revenues.......................................  $53,895   $49,916   $ 53,386   $53,472   $210,669
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------
Gross profit...................................  $19,387   $18,255   $ 18,506   $17,966   $ 74,114
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------
Income (loss) from continuing operations.......  $ 2,039   $  (145)  $   (280)  $  (450)  $  1,164
Income (loss) from discontinued operations
  (Note 2).....................................      488    (1,371)      (727)   (1,365)    (2,975)
                                                 -------   -------   --------   -------   --------
Net income (loss)..............................  $ 2,527   $(1,516)  $ (1,007)  $(1,815)  $ (1,811)
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------
Income (loss) per common share:
  From continuing operations...................  $  0.05   $ (0.01)  $  (0.02)  $ (0.02)  $  (0.02)
Income (loss) from discontinued operations.....     0.01     (0.04)     (0.02)    (0.04)     (0.08)
                                                 -------   -------   --------   -------   --------
  Net income (loss)............................  $  0.06   $ (0.05)  $  (0.04)  $ (0.06)  $  (0.10)
                                                 -------   -------   --------   -------   --------
                                                 -------   -------   --------   -------   --------

     Included in the income (loss) from continuing operations and net income
(loss) for the fourth quarter of 1992 is a benefit of $2.5 million to reflect the settlement of U.S. tax issues and approval of U.S. tax refund claim for prior years. For each of the quarters in 1993 and 1992, fully diluted net income
(loss) per common share was the same as the respective primary net income (loss) per common share amount.

15. INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

     The Company operates primarily in one industry segment: petroleum services. The products and services of the petroleum services segment are primarily used in the drilling of oil and gas wells. The following chart sets forth information concerning the Company's continuing domestic and international operations:

                                                    UNITED     INTERNATIONAL
                                                    STATES      OPERATIONS      ELIMINATIONS       TOTAL
                                                   --------    -------------    ------------     -----------
Year ended December 31, 1993:
  Sales and other revenues to unaffiliated
     customers...................................  $134,341      $  86,371        $     --        $  220,712
  Transfers between geographic areas.............    58,693         23,061         (81,754)               --
                                                   --------      ---------        --------        ----------
  Total revenues.................................  $193,034      $ 109,432        $(81,754)       $  220,712
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
  Income from continuing operations before
     interes and taxes...........................  $ 26,532      $  (1,920)       $    (96)       $   24,516
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
  Identifiable assets............................  $249,118      $  99,268        $     --        $  348,386
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
Year ended December 31, 1992:
  Sales and other revenues to unaffiliated
     customers...................................  $116,129      $  94,540        $     --        $  210,669
  Transfers between geographic areas.............    54,334         26,738         (81,072)               --
                                                   --------      ---------        --------        ----------
  Total revenues.................................  $170,463      $ 121,278        $(81,072)       $  210,669
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
  Income from continuing operations before
     interest and taxes..........................  $ 17,391      $  (1,556)       $    176        $   16,011
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
  Identifiable assets............................  $147,535      $ 116,102        $     --        $  263,637
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
Year ended December 31, 1991:
  Sales and other revenues to unaffiliated
     customers...................................  $143,592      $ 108,375        $     --        $  251,967
  Transfers between geographic areas.............    63,856         34,285         (98,141)               --
                                                   --------      ---------        --------        ----------
  Total revenues.................................  $207,448      $ 142,660        $(98,141)       $  251,967
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
  Income from continuing operations before
     interest and taxes..........................  $ 16,397      $    (856)       $   (176)       $   15,365
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------
  Identifiable assets............................  $141,838      $ 146,724        $     --        $  288,562
                                                   --------      ---------        --------        ----------
                                                   --------      ---------        --------        ----------

                           SMITH INTERNATIONAL, INC.

     General corporate expenses and interest income and expense have been excluded from income from continuing operations before interest and taxes in the table above. Results of operations as reported in the accompanying consolidated financial statements include general corporate expenses of $5.9 million in 1993, $5.7 million in 1992 and $4.7 million in 1991.

     Transfers between geographic areas are recorded by the Company and its subsidiaries based on their various intercompany pricing agreements.

     United States sales include $29.9 million in 1993, $27.9 million in 1992 and $33.4 million in 1991 exported to various international markets. These markets include North Sea/Europe, Africa, Middle East, Latin America, Far East/Asia, and Canada. With the exception of North Sea/Europe, neither export nor international sales to any one of these individual markets exceeded 10% of consolidated revenues.

     No single customer accounts for 10% or more of consolidated revenues for the periods presented.

     The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. This industry concentration has the potential to impact the Company's exposure to credit risk, either positively or negatively, because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of this customer base is strong, and the Company has not experienced significant credit losses on such receivables.

16. COMMITMENTS AND CONTINGENT LIABILITIES

  Leases

     The Company leases certain facilities and machinery and equipment under operating leases. The Company also leases certain machinery and equipment under capital leases. At December 31, 1993 and 1992, machinery and equipment included $3.0 million and $2.5 million, respectively (before accumulated amortization of $0.7 million and $0.7 million, respectively) related to capital leases. These capital leases are recorded in other current and other long-term liabilities in the accompanying consolidated balance sheets.

     Future minimum payments under all non-cancellable leases having initial terms of one year or more are as follows:

YEAR ENDING                                                          CAPITAL       OPERATING
DECEMBER 31,                                                         LEASES         LEASES
- ------------                                                         -------       ---------
   1994............................................................  $   660        $ 3,316
   1995............................................................      520          2,149
   1996............................................................      435          1,437
   1997............................................................      345          1,072
   1998............................................................       11            872
    Thereafter.....................................................       --          9,454
                                                                     -------       ---------
                                                                       1,971        $18,300
                                                                                   ---------
                                                                                   ---------
    Less: amount representing interest on capital leases...........      384
                                                                     -------
    Present value of minimum lease payments under capital leases...  $ 1,587
                                                                     -------
                                                                     -------

                           SMITH INTERNATIONAL, INC.

  Litigation

     In January 1991, the Company and several of the Company's competitors were served with a federal grand jury subpoena for documents, principally concerning the Company's sales, marketing and pricing activities for tri-cone rock bits produced and sold by the Company. In June 1992, Baker Hughes entered a plea of guilty to an Information charging it with a single count of violating Section 1 of the Sherman Act for the period March through May 11, 1989 and agreed to pay a $1.0 million fine to the U.S. government. On November 23, 1993, the Company entered a plea of guilty to a violation of Section 1 of the Sherman Act for the same period and paid a fine to the U.S. government of $0.7 million.

     After it was served the subpoena by the grand jury, the Company was served with complaints in three civil proceedings. Each action alleged violations of
Section 1 of the Sherman Act. The cases were consolidated for discovery purposes with four other cases filed against other tri-cone rock bit manufacturers, but not the Company, in the Southern District of Texas, which made allegations similar to those made against the Company. The consolidated case was captioned Red Eagle Resources Corporation, Inc., et al. v. Baker Hughes, Inc., Baker Hughes Production, Inc., Hughes Tool Company, Reed Tool Company, a/k/a/ Baker RTC, Inc., Camco International, Inc., Smith International, Inc., and Dresser Industries, Inc., Civil Action No. 91-H-627. In September 1992, the district court certified the case as a class action. The class consisted of direct purchasers of rock bits from defendants in the period September 1, 1986, through January 15, 1992.

     On August 27, 1993, without admitting any form of liability, the Company entered into an agreement with the plaintiffs to settle all claims against the Company. The Company recorded a special charge of $19.9 million to cover the cost of the settlement of $16.8 million and related estimated legal fees and other costs and expenses. On October 28, 1993, an order was entered which gave final approval to this settlement.

     Chevron USA Inc., which opted not to be part of the above mentioned class action, filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division, entitled Chevron USA Inc., acting by and through its division Chevron USA Production Company v. Baker Hughes, Inc., Reed Tool Company a/k/a Baker RTC, Inc., CAMCO International, Inc., Smith International, Inc. and Dresser Industries, Inc. Cause No. H-93-949, alleging violations of Section 1 of the Sherman Act. This case is in its early phase; little formal discovery has occurred; and docket call for the trial of this matter has been set for January 26, 1996. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     On March 4, 1992, the Company was served with a complaint in the U.S. District Court in the Central District of California by the U.S. Department of Labor ("DOL"). The complaint alleges violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of annuities from Executive Life Insurance Company("Executive Life"), upon the termination of its Pension Plan in August 1985. The DOL filed the lawsuit in order to prevent the expiration of the statute of limitations while it completed its investigation of the Company's purchase of annuities from Executive Life. In 1993, Executive Life emerged from a conservatorship proceeding in California state court. The Company believes that it properly discharged its legal responsibilities with regard to the purchase of annuities from Executive Life and, consequently, that uninsured losses of the Company, if any, resulting from the DOL claims will not be material.

     The Company also is named in a number of environmental legal actions related to the conduct of its business. The major actions relate to several Superfund sites including the Sheridan Disposal Services site in Hempstead, Texas, the Operating Industries, Inc. site in Monterey Park, California and the Chemform site in Pompano Beach, Florida. The Company has notified its insurance companies of potential claims for each of the above sites and coverage has been denied.

     The Company reached a settlement with the Sheridan Site Committee (the Committee) with respect to the Sheridan Disposal Services site in Hempstead, Texas. The Company has agreed to pay its allocable share

                           SMITH INTERNATIONAL, INC.

of response costs incurred by the Committee, such share to be limited to the lesser of $3.0 million or 2.93% of actual response costs. The Company has also reached a settlement with the United States Environmental Protection Agency Region IX ("EPA") with respect to the Operating Industries, Inc. ("OII") site. The Company has agreed to pay its allocable share of total future site response costs incurred, such share to be limited to the lesser of $5.0 million or 0.65% of the future site response costs incurred. As of December 31, 1993, the Company anticipates that its ultimate liability for the Sheridan and OII sites will be substantially less than these maximum amounts.

     Certain environmental problems may exist at the Chemform site in Pompano Beach, Florida, which is located in a highly industrialized area. The Company held a leasehold interest in this property between May 14, 1976 and March 16, 1979. On October 4, 1989, the EPA listed the Chemform site on the National Priorities List. In October 1989, the Company and three other potential responsible parties entered into an administrative consent decree order with the EPA for the preparation of the Remedial Investigation and Feasibility Study ("RI/FS"). An amendment to the consent decree specified that the RI/FS would be addressed in two operable units: Operable Unit One addresses Site-related groundwater contamination, and Operable Unit Two addressed source and soil contamination. On September 22, 1992, EPA issued the Record of Decision ("ROD") for Operable Unit One, which selected a "No Action with Monitoring" alternative, under which groundwater will be monitored for at least one year. In the ROD, the EPA estimated the costs of constructing the required groundwater wells and the cost of one year of groundwater monitoring to be approximately $0.1 million. On September 16, 1993, EPA issued the ROD for Operable Unit Two at the Chemform Site, which addresses site-related soil contamination. The ROD determined that no further Superfund action is necessary to address Operable Unit Two at the Site; however, the State of Florida, as represented by the Florida Department of Environmental Protection, has not yet concurred in the ROD for Operable Unit Two. The Company believes that the EPA will demand reimbursement of certain oversight expenses that the EPA allegedly has incurred in administering the Chemform site. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

     As of December 31, 1990, the Company recorded a $5.0 million provision for its estimated liability for the clean-up of all of the Company's environmental matters that were known at that time including the estimated costs to be incurred regarding the Superfund sites discussed above. In 1993, 1992 and 1991, the Company paid for various clean up activities and made additional provisions, charged to continuing operations, of $0.5 million, $0.4 million and $0.8 million, respectively, and a provision of $1.5 million charged to the gain on sale of DDS operations in 1993 based on revised estimates of required future clean-up costs. At December 31, 1993, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as for properties currently or previously owned or leased by the Company totalled $3.6 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for the Superfund sites and for properties currently or previously owned or leased by the Company. The Company believes that any additional unrecorded clean-up liabilities will not have a material adverse effect on the Company's consolidated financial position or the results of its operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning directors of the Registrant, see the information set forth following the caption "ELECTION OF DIRECTORS" in the Company's definitive proxy statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"), which information is incorporated herein by reference. For information concerning executive officers of the Registrant, see Item 4A appearing in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth following the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION CONCERNING EXECUTIVE OFFICERS" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth following the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth following the captions "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND OTHER INFORMATION CONCERNING EXECUTIVE OFFICERS" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                 REFERENCE
                                                                                 ---------
    (1) Financial statements included in this report:
         Report of Independent Public Accountants..............................    28
         Consolidated Statements of Operations for the years ended December 31,
          1993, 1992 and 1991..................................................    29
         Consolidated Balance Sheets at December 31, 1993 and 1992.............   30-31
         Consolidated Statements of Cash Flows at December 31, 1993, 1992 and
          1991.................................................................    32
         Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1993, 1992 and 1991.....................................    33
         Notes to Consolidated Financial Statements............................   34-51
    (2) Financial statement schedules for the years ended December 31, 1993,
           1992 and 1991:
           V    -- Property, plant and equipment...............................   56-58
           VI   -- Accumulated depreciation of property, plant and equipment...   56-58
           VIII -- Valuation and qualifying accounts and reserves..............    59
           IX   -- Short-term borrowings.......................................    59

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS AND INDEX TO EXHIBITS

      3.1    -- Restated Certificate of Incorporation of the Company as amended to date.
      3.2    -- Bylaws of the Company as amended to date.
      4.1    -- Warrant Agreement dated as of February 12, 1988 between the Company and
                Morgan Shareholder Services Trust Company, as Warrant Agent.
      4.2    -- Rights Agreement, dated as of June 19, 1990, between the Company and First
                Chicago Trust Company of New York. Filed as Exhibit 4.13 to the Company's
                report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
      4.3    -- Note Agreement, dated as of August 31, 1992, between the Company and
                Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance
                Company, John Hancock Variable Life Insurance Company, IDS Life Insurance
                Company, IDS Life Insurance Company of New York and American Enterprise Life
                Insurance Company.
      4.4    -- First Amendment and Waiver, dated as of March 24, 1993, between the Company and Principal Mutual Life Insurance Company, John Hancock Mutual Life
                Insurance Company, John Hancock Variable Life Insurance Company, IDS Life
                Insurance Company, IDS Life Insurance Company of New York and American
                Enterprise Life Insurance Company.
      4.5    -- Second Amendment and Waiver, dated as of September 1, 1993, between the
                Company and Principal Mutual Life Insurance Company, John Hancock Mutual Life
                Insurance Company, John Hancock Variable Life Insurance Company, IDS Life
                Insurance Company, IDS Life Insurance Company of New York and American
                Enterprise Life Insurance Company.
      9.     -- Not applicable.
     10.1    -- Smith International, Inc. Supplemental Pension Plan as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended
                December 31, 1989 and incorporated herein by reference.

     10.2    -- Smith International, Inc. 1982 Stock Option Plan. Filed as Exhibit 10.3 to
                the Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
     10.3    -- Smith International, Inc. 1989 Long-Term Incentive Compensation Plan. Filed
                as Exhibit 10.4 to the Company's report on Form 10-K for the year ended
                December 31, 1989 and incorporated herein by reference.
     10.4    -- Smith International, Inc. Directors' Retirement Plan as amended to date.
                Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended
                December 31, 1989 and incorporated herein by reference.
     10.5    -- Smith International, Inc. Supplemental Executive Retirement Plan, as amended.
     10.6    -- Agreement dated March 19, 1990 between the Company and Industrial Equity
                (Pacific) Limited and Brierley Investments Limited. Filed as Exhibit 10.12 to
                the Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
     10.7    -- Supply Agreement dated April 2, 1987 between the Company and TCM Holding
                Corporation and Rogers Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.13 to the Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
     10.8    -- Supply Agreement dated October 1, 1989 between the Company and Amforge-Smith
                Forge Company for the supply of forgings. Filed as Exhibit 10.14 to the
                Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
     10.9    -- Sale and Purchase and Business Agreement dated December 28, 1989 between the
                Company and Gammaloy, Ltd. relating to the Company's sale of its domestic fleet of non-magnetic drill collars. Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
     10.10   -- Consulting Agreement dated December 31, 1990 between the Company and Kenneth
                R. Grumbles. Filed as Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
     10.11   -- Employment Agreement dated December 10, 1987 between the Company and Douglas
                L. Rock.
     10.12   -- Employment Agreement dated December 10, 1987 between the Company and D. Barry
                Heppenstall.
     10.13   -- Employment Agreement dated December 10, 1987 between the Company and Bryan
                Dudman.
     10.14   -- Employment Agreement dated January 2, 1991 between the Company and Neal S.
                Sutton. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
     10.15   -- Employment Agreement dated May 1, 1991 between the Company and Richard A.
                Werner. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
     10.16   -- Amendment to Employment Agreement dated October 16, 1989 between the Company and Douglas L. Rock. Filed as Exhibit 10.29 to the Company's report on Form
                10-K for the year ended December 31, 1989 and incorporated herein by reference.
     10.17   -- Amendment to Employment Agreement dated October 16, 1989 between the Company and D. Barry Heppenstall. Filed as Exhibit 10.31 to the Company's report on
                Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
     10.18   -- Amendment to Employment Agreement dated October 16, 1989 between the Company and Bryan Dudman. Filed as Exhibit 10.33 to the Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.19   -- Amendment to Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.32 to the Company's report on Form
                10-K for the year ended December 31, 1990 and incorporated herein by reference.
     10.20   -- Amendment to Employment Agreement dated May 1, 1991 between the Company and
                Richard A. Werner. Filed as Exhibit 10.30 to the Company's report on Form
                10-K for the year ended December 31, 1991 and incorporated herein by reference.
     10.21   -- Asset Acquisition Agreement dated January 14, 1993 by and between the Company and Halliburton Company with respect to the sale of the Company's directional drilling business. Filed as Exhibit 10.21 to the Company's report on Form
                10-K for the year ended December 31, 1992 and incorporated herein by reference.
     11.     -- Not applicable.
     12.     -- Not applicable.
     13.     -- Not applicable.
     18.     -- Not applicable.
     19.     -- Not applicable.
     21.     -- Subsidiaries of the Company.
     23.1    -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                No. 33-31556.
     23.2    -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                No. 33-69840.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                           SMITH INTERNATIONAL, INC.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                                     BALANCE AT         ADDITIONS         TRANSFERS,               BALANCE
                                     BEGINNING    ---------------------   RETIREMENTS               AT END
                                      OF YEAR     AT COST(A)   OTHER(B)    OR SALES     OTHER(C)   OF YEAR
                                     ----------   ----------   --------   -----------   --------   --------
Land...............................   $     743    $    611    $   (12)    $      --    $     6    $  1,348
Buildings..........................      15,044       2,926       (230)          (48)       315      18,007
Machinery and equipment............     142,785      13,040     (1,744)       (7,363)    (8,483)    138,235
                                      ---------    ---------   --------    ----------   --------   --------
                                        158,572      16,577     (1,986)       (7,411)    (8,162)    157,590
Rental equipment...................      34,691      14,418       (417)       (4,725)        --      43,967
                                      ---------    ---------   --------    ----------   --------   --------
                                      $ 193,263    $ 30,995    $(2,403)    $ (12,136)   $(8,162)   $201,557
                                      ---------    ---------   --------    ----------   --------   --------
                                      ---------    ---------   --------    ----------   --------   --------

              SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY,
                              PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                                                        ADDITIONS
                                      BALANCE AT   --------------------   TRANSFERS,               BALANCE
                                      BEGINNING     CHARGED               RETIREMENTS               AT END
                                       OF YEAR     TO INCOME   OTHER(B)    OR SALES     OTHER(C)   OF YEAR
                                      ----------   ---------   --------   -----------   --------   --------
Buildings...........................   $   7,603    $   543    $  (148)     $  (769)    $    --    $  7,229
Machinery and equipment.............     116,997      4,060     (1,481)      (3,178)     (7,689)    108,709
                                       ---------    --------   --------     ---------   --------   --------
                                         124,600      4,603     (1,629)      (3,947)     (7,689)    115,938
Rental equipment....................      24,140      2,347       (309)      (2,721)         --      23,457
                                       ---------    --------   --------     ---------   --------   --------
                                       $ 148,740    $ 6,950    $(1,938)     $(6,668)    $(7,689)   $139,395
                                       ---------    --------   --------     ---------   --------   --------
                                       ---------    --------   --------     ---------   --------   --------

See Note 1 of Notes to Consolidated Financial Statements for discussion of depreciation methods and rates.

(A) Includes $10,299 and $5,505 of rental equipment and plant and equipment, respectively, related to the acquisition of A-Z/Grant and Lindsey.

(B) Foreign currency translation adjustment arising from the provisions of Statement of Financial Accounting Standards Board No. 52; see Note 1 of Notes to Consolidated Financial Statements.

(C) Amounts primarily represent the reclassification of certain fixed assets to assets held for sale.

                           SMITH INTERNATIONAL, INC.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (AMOUNTS IN THOUSANDS)

                                      BALANCE AT       ADDITIONS         TRANSFER,               BALANCE
                                      BEGINNING    ------------------   RETIREMENTS               AT END
                                       OF YEAR     AT COST   OTHER(A)   OR SALES(B)   OTHER(C)   OF YEAR
                                      ----------   -------   --------   -----------   --------   --------
Land................................   $   4,256   $    20   $   (33)    $     (240)  $(3,260)   $    743
Buildings...........................      28,700       711      (544)        (7,841)   (5,982)     15,044
Machinery and equipment.............     167,395     8,399    (3,709)       (29,300)       --     142,785
                                       ---------   -------   --------    ----------   --------   --------
                                         200,351     9,130    (4,286)       (37,381)   (9,242)    158,572
Rental equipment....................     134,731    17,538    (2,399)      (115,179)       --      34,691
                                       ---------   -------   --------    ----------   --------   --------
                                       $ 335,082   $26,668   $(6,685)    $ (152,560)  $(9,242)   $193,263
                                       ---------   -------   --------    ----------   --------   --------
                                       ---------   -------   --------    ----------   --------   --------

              SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY,
                              PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (AMOUNTS IN THOUSANDS)

                                                        ADDITIONS
                                      BALANCE AT   --------------------    TRANSFER,               BALANCE
                                      BEGINNING     CHARGED               RETIREMENTS               AT END
                                       OF YEAR     TO INCOME   OTHER(A)   OR SALES(B)   OTHER(C)   OF YEAR
                                      ----------   ---------   --------   -----------   --------   --------
Buildings...........................   $  11,022    $ 1,521    $  (352)    $  (3,724)    $ (864)   $  7,603
Machinery and equipment.............     133,013      7,016     (2,998)      (20,034)        --     116,997
                                       ---------   ---------   --------    ----------   --------   --------
                                         144,035      8,537     (3,350)      (23,758)      (864)    124,600
Rental equipment....................      61,617     13,582     (1,332)      (49,727)        --      24,140
                                       ---------   ---------   --------    ----------   --------   --------
                                       $ 205,652    $22,119    $(4,682)    $ (73,485)    $ (864)   $148,740
                                       ---------   ---------   --------    ----------   --------   --------
                                       ---------   ---------   --------    ----------   --------   --------

See Note 1 of Notes to Consolidated Financial Statements for discussion of depreciation methods and rates.

(A) Foreign currency translation adjustment arising from the provisions of Statement of Financial Accounting Standards Board No. 52; see Note 1 of Notes to Consolidated Financial Statements.

(B) Includes transfer of $61,787 and $12,696 of net book value of rental equipment and plant and equipment, respectively, to net assets of DDS business sold in 1993; see Note 2 of Notes to Consolidated Financial Statements.

(C) Amount represents the reclassification of certain fixed assets to assets held for sale.

                           SMITH INTERNATIONAL, INC.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (AMOUNTS IN THOUSANDS)

                                      BALANCE AT       ADDITIONS                                 BALANCE
                                      BEGINNING    ------------------   RETIREMENTS               AT END
                                       OF YEAR     AT COST   OTHER(A)    OR SALES     OTHER(B)   OF YEAR
                                      ----------   -------   --------   -----------   --------   --------
Land................................   $   4,587   $    --    $   (2)    $     (87)   $   (242)  $  4,256
Buildings...........................      30,029       739       (26)         (355)     (1,687)    28,700
Machinery and equipment.............     192,126     8,653      (334)      (20,893)    (12,157)   167,395
                                      ----------   -------   --------   -----------   --------   --------
                                         226,742     9,392      (362)      (21,335)    (14,086)   200,351
Rental equipment....................     110,226    34,037      (150)       (9,382)         --    134,731
                                      ----------   -------   --------   -----------   --------   --------
                                       $ 336,968   $43,429    $ (512)    $ (30,717)   $(14,086)  $335,082
                                      ----------   -------   --------   -----------   --------   --------
                                      ----------   -------   --------   -----------   --------   --------

              SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY,
                              PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (AMOUNTS IN THOUSANDS)

                                                        ADDITIONS
                                      BALANCE AT   --------------------                            BALANCE
                                      BEGINNING     CHARGED               RETIREMENTS               AT END
                                       OF YEAR     TO INCOME   OTHER(A)    OR SALES     OTHER(B)   OF YEAR
                                      ----------   ---------   --------   -----------   --------   --------
Buildings...........................   $  10,598    $ 1,589     $  (26)    $    (221)   $  (918)   $ 11,022
Machinery and equipment.............     149,645      8,797       (259)      (18,286)    (6,884)    133,013
                                      ----------   ---------   --------   -----------   --------   --------
                                         160,243     10,386       (285)      (18,507)    (7,802)    144,035
Rental equipment....................      58,848     11,402       (123)       (8,510)        --      61,617
                                      ----------   ---------   --------   -----------   --------   --------
                                       $ 219,091    $21,788     $ (408)    $ (27,017)   $(7,802)   $205,652
                                      ----------   ---------   --------   -----------   --------   --------
                                      ----------   ---------   --------   -----------   --------   --------

See Note 1 of Notes to Consolidated Financial Statements for discussion of depreciation methods and rates.

(A) Foreign currency translation adjustment arising from the provisions of Statement of Financial Accounting Standards Board No. 52; see Note 1 of Notes to Consolidated Financial Statements.

(B) Amount represents a provision to writedown certain fixed assets to their estimated net realizable value and the reclassification of such items to assets held for sale.

                           SMITH INTERNATIONAL, INC.

                                 SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                  BALANCE AT   ADDITIONS                            BALANCE
                                                  BEGINNING     CHARGED                             AT END
                                                   OF YEAR     TO EXPENSE   WRITE-OFFS   OTHER(1)   OF YEAR
                                                  ----------   ----------   ----------   --------   -------
Allowance for Doubtful Accounts:
  Year Ended -- December 31, 1993...............    $4,254       $  974      $ (1,285)    $1,052    $ 4,995
  Year Ended -- December 31, 1992...............    $4,308       $1,860      $ (1,914)        --    $ 4,254
  Year Ended -- December 31, 1991...............    $6,159       $1,861      $ (3,712)        --    $ 4,308

- ---------------

(1) Amount represents the reclassification of certain reserves relating to long-term receivables to trade accounts receivable.

                           SMITH INTERNATIONAL, INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

                                                   CATEGORY                          MAXIMUM      AVERAGE
                                                      OF                              AMOUNT      AMOUNT
                                                   AGGREGATE              WEIGHTED     OUT-        OUT-
                                                     SHORT-    BALANCE    AVERAGE    STANDING    STANDING
                                                      TERM      AT END    INTEREST    DURING      DURING
                                                   BORROWINGS  OF YEAR      RATE     THE YEAR    THE YEAR
                                                   ----------  --------   --------   --------    --------
Year Ended:
  December 31, 1993......   Notes payable to Banks   $   702      7%      $ 39,702    $ 13,859       7%
  December 31, 1992......   Notes payable to Banks   $34,361      9%      $ 52,208    $ 45,484      10%
  December 31, 1991......   Notes payable to Banks   $50,533     11%      $ 50,533    $ 39,094      11%

- ---------------

(2) Computed by dividing short-term interest expense by average short-term borrowings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SMITH INTERNATIONAL, INC.

                                            By:    /s/  DOUGLAS L. ROCK
                                                --------------------------------
                                                        Douglas L. Rock
                                            Chief Executive Officer, President,
                                                and Chief Operating Officer

March 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

          /s/  DOUGLAS L. ROCK                 Chairman of the Board, Chief     March 21, 1994
- ---------------------------------------------     Executive Officer,
              (Douglas L. Rock)                   President and Chief
                                                  Operating Officer


         /s/  LOREN K. CARROLL                  Executive Vice President and     March 21, 1994
- ---------------------------------------------     Chief Financial Officer
             (Loren K. Carroll)


        /s/  BENJAMIN F. BAILAR                 Director                         March 21, 1994
- ---------------------------------------------
            (Benjamin F. Bailar)


           /s/  G. CLYDE BUCK                   Director                         March 21, 1994
- ---------------------------------------------
               (G. Clyde Buck)


          /s/  JAMES R. GIBBS                   Director                         March 21, 1994
- ---------------------------------------------
              (James R. Gibbs)


          /s/  JERRY W. NEELY                   Director                         March 21, 1994
- ---------------------------------------------
              (Jerry W. Neely)


          /s/  H. MOAK ROLLINS                  Director                         March 21, 1994
- ---------------------------------------------
              (H. Moak Rollins)