Form 10-Q
period 1994-03-31
SMITH INTERNATIONAL INC
filed 1994-05-13
CIK 721083

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                            Washington, D.C.  20549

                            _______________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   __________________________________________


For the quarter ended March 31, 1994               Commission File Number 1-8514




                           SMITH INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                       95-3822631
      (State or other Jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)


      16740 Hardy Street, Houston, Texas                           77032
   (Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code             (713) 443-3370


        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X .  No   .
                                       ---     ---

        On March 31, 1994, the registrant had 39,317,402 shares of common stock outstanding.

                           SMITH INTERNATIONAL, INC.



                        PART I.  FINANCIAL INFORMATION



        The condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments necessary for a fair statement of the results of operations for the three month periods ended March 31, 1994 and 1993 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,


                                                             1994               1993
                                                           ---------          ---------
                                                                    (Unaudited)
                                                                   (In thousands,
                                                               except per share data)
REVENUES.....................................              $ 100,762          $  49,954

COST AND EXPENSES:
  Cost of Revenues...........................                 65,181             32,780
  Selling Expenses...........................                 17,950              8,805
  General and Administrative Expenses........                  7,270              5,062
                                                           ---------          ---------
       Total Costs and Expenses..............                 90,401             46,647
                                                           ---------          ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INTEREST AND TAXES.........................                 10,361              3,307

INTEREST EXPENSE, net........................                    946              1,963
                                                           ---------          ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........                  9,415              1,344

INCOME TAX PROVISION.........................                    884                 17
                                                           ---------          ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST..........................                  8,531              1,327

MINORITY INTEREST............................                    942                ---
                                                           ---------          ---------
INCOME FROM CONTINUING OPERATIONS............                  7,589              1,327

INCOME FROM DISCONTINUED OPERATIONS (Note 4).                    ---             73,623

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (Note 1).........................                    ---             (1,300)
                                                           ---------          ---------
NET INCOME...................................                  7,589             73,650

PREFERRED STOCK DIVIDENDS....................                    ---               (434)
                                                           ---------          ---------
NET INCOME APPLICABLE TO COMMON STOCK........              $   7,589          $  73,216
                                                           =========          =========
PRIMARY EARNINGS PER COMMON SHARE (Note 2):
  Income from continuing operations..........              $     .20          $     .03
  Income from discontinued operations........                    ---               2.02
  Cumulative effect of change in accounting
    principle................................                    ---               (.04)
                                                           ---------          ---------
  Net income.................................              $     .20          $    2.01
                                                           =========          =========
AVERAGE COMMON AND EQUIVALENT
  SHARES OUTSTANDING.........................                 38,791             36,295
                                                           =========          =========


   The accompanying notes are an integral part of these financial statments.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                     March 31,          December 31,
                                                       1994                1993
                                                    -----------         ------------
                                                    (Unaudited)
                                                             (in thousands)
CURRENT ASSETS:

  Cash and cash equivalents...................       $   14,108          $   101,561
  Receivables, less allowance of
    $8,545 in 1994 and $4,995 in 1993
    for doubtful accounts.....................          181,805               67,830
  Inventories (Note 3)........................          168,643               81,654
  Prepaid expenses and other..................           12,420                4,802
                                                     ----------          -----------
     Total current assets.....................          376,976              255,847
                                                     ----------          -----------
RENTAL EQUIPMENT, net of accumulated
  depreciation of $23,571 in 1994 and
  $23,457 in 1993.............................           21,740               20,510
                                                     ----------          -----------
PLANT AND EQUIPMENT:

  Land........................................           30,787                1,348
  Buildings...................................           63,925               18,007
  Machinery and equipment.....................          357,228              138,235
                                                     ----------          -----------
                                                        451,940              157,590
  Less--accumulated depreciation..............          357,527              115,938
                                                     ----------          -----------
  Net plant and equipment.....................           94,413               41,652
                                                     ----------          -----------

OTHER ASSETS .................................           47,291               27,423


GOODWILL (Note 4).............................           50,463                2,954
                                                     ----------          -----------
TOTAL ASSETS..................................       $  590,883          $   348,386
                                                     ==========          ===========


  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 March 31,       December 31,
                                                   1994             1993
                                                 --------          --------
                                                (Unaudited)
                                                     (in thousands,
                                                    except share data)

 CURRENT LIABILITIES:
   Short-term borrowings and current
     portion of long-term debt (Note 4).......   $ 12,812          $    702
   Accounts payable...........................     50,478            24,763
   Accrued payroll and severance related costs     18,963            10,923
   Income taxes payable.......................     15,100             9,484
   Other......................................     56,361            34,098
                                                 --------          --------
        Total current liabilities.............    153,714            79,970
                                                 --------          --------
 LONG-TERM DEBT (Note 4)......................    119,500            46,000
                                                 --------          --------
 DEFERRED INCOME TAXES........................      4,514             4,563
                                                 --------          --------
 OTHER LONG-TERM LIABILITIES..................     16,772             3,387
                                                 --------          --------
 MINORITY INTERESTS (Note 4)..................     74,700               ---
                                                 --------          --------
 COMMITMENTS AND CONTINGENT LIABILITIES

 SHAREHOLDERS' EQUITY:

   Common stock:
     Authorized-60,000,000 shares, $1 par
       value; issued and outstanding-
         39,317,402 shares in 1994 and
         39,311,447 in 1993...................     39,317            39,311
   Common stock warrants
     Class A warrants: outstanding-225,520
       in 1994 and 1993.......................        ---               ---
     Class B warrants: outstanding-1,872,205
       in 1994 and 1993.......................        ---               ---
     Class C warrants: outstanding-451,357
       in 1994 and 1993.......................      7,278             7,278
   Additional paid-in capital.................    271,613           271,582
   Accumulated deficit........................    (75,844)          (83,433)
   Cumulative translation adjustment..........     (6,767)           (6,358)
   Less-treasury securities, at cost (628,583
     common shares and 451,357 Class C
     warrants in 1994 and 1993)...............    (13,914)          (13,914)
                                                 --------          --------

        Total shareholders' equity............    221,683           214,466
                                                 --------          --------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....   $590,883          $348,386
                                                 ========          ========


  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                             1994        1993
                                                           --------    --------
                                                                (unaudited)
                                                               (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income from continuing operations................     $  7,589    $     27
 Adjustments to reconcile net income to net cash
   provided by operating activities excluding the
   net effects of the acquisition of M-I Drilling
   Fluids Company:
     Depreciation and amortization....................        3,175       5,573
     Provision for losses on accounts receivable......          660         250
     Gain on disposal of fixed assets.................         (311)       (737)
     Foreign currency translation.....................          625          29
     Change in receivables............................       (5,189)     (1,774)
     Change in inventories............................        1,144         748
     Change in accounts payable.......................      (10,660)     (2,527)
     Changes in other current assets and liabilities..       (3,374)     10,507
     Changes in other noncurrent assets and
       liabilities....................................         (204)     (1,673)
                                                           --------    --------
          Subtotal....................................       (6,545)     10,423
 Net results of discontinued operations...............          ---      (6,483)
                                                           --------    --------
 Net cash provided by (used in) operating activities..       (6,545)      3,940
                                                           --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of M-I Drilling Fluids Company (Note 4)..     (160,000)        ---
 Proceeds from sale of DDS business (Note 4)..........          ---     247,703
 Expenses paid related to DDS sale....................          ---     (17,858)
 Fixed asset additions................................       (5,784)     (5,103)
 Proceeds from disposal of other fixed assets.........          978       2,941
                                                           --------    --------

 Net cash provided by (used in) investing activities..     (164,806)    227,683
                                                           --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of long-term debt.............       83,500         ---
 Net increase (decrease) in short-term borrowing......          428     (31,787)
 Repayment of long-term debt..........................          ---     (57,182)
 Proceeds from exercise of stock options and warrants.           37           2
 Dividends on preferred stock.........................          ---        (434)
                                                           --------    --------
 Net cash provided by (used in) financing activities..       83,965     (89,401)
                                                           --------    --------
 Effect of exchange rate changes on cash..............          (67)        (96)
                                                           --------    --------
 Increase (decrease) in cash and cash equivalents.....      (87,453)    142,126
 Cash and cash equivalents at beginning of period.....      101,561      16,249
                                                           --------    --------
 Cash and cash equivalents at end of period...........     $ 14,108    $158,375
                                                           ========    ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid for interest...............................     $    568    $    918
 Cash paid for income taxes...........................          663         284


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1994

                                  (UNAUDITED)

                                                      Common Stock               Common Stock Warrants
                                                -----------------------        --------------------------
                                                  Number                         Number
                                                 of shares      Amount          of shares          Amount
                                                ----------      -------        ----------          ------
                                                            (In thousands, except share data)
Balance, December 31, 1993...................   39,311,447      $39,311         2,549,082          $7,278
Exercise of employee stock options...........        5,955            6               ---             ---
Net income...................................          ---          ---               ---             ---
Translation adjustment for the period........          ---          ---               ---             ---
                                                ----------      -------         ---------          ------
Balance, March 31, 1994......................   39,317,402      $39,317         2,549,082          $7,278
                                                ==========      =======         =========          ======


                                               Additional          Accum-            Cumulative
                                                 Paid-in           ulated           Translation
                                                 Capital           Deficit           Adjustment
                                               ----------         ---------         -----------
                                                        (In thousands, except share data)
Balance, December 31, 1993...................   $271,582          $(83,433)            $(6,358)
Exercise of employee stock options...........         31             ---                  ---
Net income...................................       ---              7,589                ---
Translation adjustment for the period........       ---              ---                  (409)
                                                --------          --------             -------
Balance, March 31, 1994......................   $271,613          $(75,844)            $(6,767)
                                                ========          ========             =======


                                                                    Treasury Securities
                                                -----------------------------------------------------------
                                                  Number of                       Number of
                                                Common Shares       Amount        Warrants          Amount
                                                -------------      --------       ---------        --------
                                                              (In thousands, except share data)
Balance, December 31, 1993...................    (628,583)         $(6,636)        (451,357)       $(7,278)
Exercise of employee stock options...........        ---              ---              ---            ---
Net income...................................        ---              ---              ---            ---
Translation adjustment for the period........        ---              ---              ---            ---
                                                 --------          -------         --------        -------
Balance, March 31, 1994......................    (628,583)         $(6,636)        (451,357)       $(7,278)
                                                 ========          =======         ========        =======



   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (All data with respect to the three months
                  ended March 31, 1994 and 1993 is unaudited.)



 1)     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Reference is hereby made to the Notes to Consolidated Financial Statements contained in the financial statements filed on Form 10-K for the year ended December 31, 1993. There are no significant changes in the content of those notes except as discussed below.

        During the first quarter of 1993, the Company adopted two new accounting pronouncements: Statement of Financial Accounting Standard (SFAS) No. 106 "Employees' Accounting for Postretirement Benefits other than Pensions" and SFAS No. 109 "Accounting for Income Taxes". As a result of adopting SFAS No. 106, the Company recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements and has determined that the cumulative effect of the change in accounting for income taxes was insignificant.

        Certain reclassifications have been made to the 1993 consolidated financial statements and notes in order to be consistent with current year presentation.

2)      EARNINGS PER SHARE

        Earnings per common and equivalent share has been computed on the basis of the weighted average number of common and equivalent shares outstanding during the three month periods ended March 31, 1994 and 1993 after deducting preferred dividends for the three months ended March 31, 1993. Earnings per share assuming full dilution is substantially the same as primary earnings per share as presented for the three months ended March 31, 1994 and 1993 except that the income from discontinued operations and net income for the first quarter of 1993 are both $1.89 per common share.

3)      INVENTORIES

        Inventories consisted of the following:

                                    March 31,          December 31,
                                      1994                1993
                                    --------           ------------
                                          ($000 omitted)
Raw Materials...................    $ 21,287             $ 10,965
Work in Process.................      29,442               13,105
Finished Goods..................     129,062               68,732
                                    --------             --------
                                     179,791               92,802
Less:  reserve to state certain
 domestic inventories ($72,876
 in 1994 and $70,597 in 1993)
 on a LIFO basis................     (11,148)             (11,148)
                                    --------             --------
                                    $168,643             $ 81,654
                                    ========             ========

4)      DISPOSITIONS AND ACQUISITIONS

Sale of Directional Drilling Business

        On March 29, 1993, the Company sold its directional drilling systems and services (DDS) business and certain of its subsidiaries and other affiliates to Halliburton Company (Halliburton) for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock was sold for approximately $247.7 million. As a result, the Company recorded income from discontinued operations during the first quarter of 1993 of $73.6 million including the gain from the sale of the DDS business of $80.1 million. This gain includes provisions for various fees, expenses and taxes related to the DDS sale. The DDS business reported revenues of approximately $36.3 million in the first quarter of 1993. The Company used a portion of the proceeds of the DDS sale to repay $102.6 million of the Company's debt and acquire additional businesses as discussed below.

Acquisitions of A-Z/Grant and Lindsey

        On December 22, 1993, the Company acquired the product line assets of A-Z International, Grant Oilfield Tools and Lindsey Completion Systems (A-Z/Grant and Lindsey) from Masex Energy Services Group, Inc. for $19.0 million in cash. A-Z/Grant and Lindsey is a leading provider of downhole tools, remedial services and liner hangers to the oil and gas industry. This acquisition was accounted for as a purchase.

        The historical balance sheets of the Company at March 31, 1994 and December 31, 1993 includes the historical accounts of A-Z/Grant and Lindsey and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of A-Z/Grant and Lindsey including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to consolidate the operations of A-Z/Grant and Lindsey with the Company. Upon completion of these evaluations during 1994, any additional adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

Acquisition of M-I Drilling Fluids Company

        Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids Company (M-I) from Dresser Industries, Inc. (Dresser) for $160 million. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I is a leading provider of drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest in M-I using $80 million of its cash and issuing a note payable to Dresser for $80 million due on August 28, 1994. This acquisition is accounted for as a purchase.

        The Company refinanced the Dresser note payable in March 1994 with a $40 million term loan from two of its insurance company lenders and a $65 million revolving line of credit from a bank group. The term loan bears interest at a rate of 6.02 percent and is payable over a four year period ending in January 1998. The revolving line of credit is due in March 1997 and bears interest at a rate ranging from LIBOR +3/4 percent to LIBOR +1-1/2 percent based upon the debt-to-total capitalization of the Company.

        The historical balance sheet of the Company at March 31, 1994 includes the historical accounts of M-I and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of M-I including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to reorganize the operations of M-I. Upon completion of these evaluations during 1994, any additional adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

        The summarized unaudited pro forma results from continuing operations for the three months ended March 31, 1994 and 1993 assuming the acquisitions of A-Z/Grant and Lindsey and M-I had been made on January 1, 1994 and 1993 are as follows (dollars in millions except per share amounts):

                                                         1994      1993
                                                       --------  --------
         Unaudited pro forma revenues.............      $176.1    $149.0
                                                        ======    ======
         Unaudited pro forma income (loss) from
           continuing operations..................      $  6.2    $ (1.1)
                                                        ======    ======
         Unaudited pro forma income (loss) from
           continuing operations per common share.      $ 0.16    $(0.04)
                                                        ======    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Smith International, Inc. manufactures and markets a wide range of products and services used in the drilling of oil and gas wells. The Company historically has provided technologically advanced drill bits and drilling and completion products and services to the oil and gas industry.

        The decline in worldwide oil and gas drilling activity which occurred in 1992 caused the Company to reassess its future strategy from both a business portfolio and financial flexibility standpoint. Management concluded that the sale of the Company's directional drilling systems and services (DDS) business was in the best long-term interest of the Company's shareholders. This conclusion resulted in the sale of the DDS business to Halliburton Company in March 1993 for $247.7 million in cash.

        The proceeds of the DDS sale have enabled the Company to pursue its strategic growth objective and reduce its debt burden. The Company used $102.6 million of the cash proceeds to repay debt of the Company. In addition several key acquisitions have been accomplished as part of the Company's strategic program. The purchase of the product line assets of A-Z International, Grant Oil Tools, and Lindsey Completion Systems in December 1993 will enhance the Company's Smith Drilling and Completion Services division. On February 28, 1994, the Company acquired a 64% majority interest in M-I Drilling Fluids Company, an acknowledged world leader in drilling fluid systems, from Dresser Industries, Inc. These acquisitions complement the Company's existing core products in forming one of the more complete packages of expendable products to the oil and gas drilling and production industry.

FIRST QUARTER OF 1994 COMPARED TO FIRST QUARTER OF 1993


RESULTS OF OPERATIONS


REVENUES

        The products manufactured and the services provided by the Company fall into three product and service groups that are marketed throughout the world. The following table sets forth the amounts and percentages of revenues by major product group and area, as well as average rig count data:

                                                For the Three Months Ended March 31,
                                               --------------------------------------
                                                    1994                  1993
                                               ---------------      ----------------
                                                Amount      %        Amount       %
                                               -------     ---      -------      ---
                                                       (dollars in millions)
Breakdown by Product Group:
        Drill Bits..........................   $  42.8      43%     $  38.3       77%
        Drilling Fluids.....................      37.4      37           --       --
        Drilling and Completion Services....      20.6      20         11.7       23
                                               -------     ---      -------      ---
                 Total......................   $ 100.8     100%     $  50.0      100%
                                               =======     ===      =======      ===
Breakdown by Areas:
        Domestic............................   $  45.1      45%     $  21.1       42%
        Export..............................      10.5      10          5.7       11
        International operations............      45.2      45         23.2       47
                                               -------     ---      -------      ---
                 Total......................   $ 100.8     100%     $  50.0      100%
                                               =======     ===      =======      ===
Average Active Rig Count:
        Domestic............................       759                  757
        Canada..............................       298                  183
        International (excluding Canada)....       750                  773
                                               -------              -------
                 Total......................     1,807                1,713
                                               =======              =======


DRILL BITS

        Drill bit revenues are generated from the sale of petroleum drill bits and mining bits. Petroleum drill bit revenues increased $4.4 million or 12.9% from $34.2 million in the first quarter of 1993 to $38.6 million in the first quarter of 1994 due primarily to higher sales in Canada resulting from the increase in drilling activity, improved pricing in the United States and increased sales in the Middle East and Far East. These increases were partially offset by reduced sales in Europe/Africa due to lower drilling activity and reduced sales into the former Soviet Union. Mining bit revenues increased $0.1 million or 2.4% from $4.1 million in the first quarter of 1993 to $4.2 million in the first quarter of 1994 due to higher sales in Australia.


DRILLING FLUIDS

        Drilling Fluids revenues represents one month's operations related to the recently acquired M-I Drilling Fluids business.

DRILLING AND COMPLETION SERVICES

        Drilling and completion services revenues increased $8.9 million or 76.1% from $11.7 million in the first quarter of 1993 to $20.6 million in the first quarter of 1994. The higher revenue levels were primarily due to the acquisition of the A-Z/Grant and Lindsey product lines and increased sales volumes in the United States and Colombia.

        For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                      For the Three Months Ended March 31,
                                     --------------------------------------
                                            1994                 1993
                                      ---------------     ---------------
                                       Amount      %       Amount      %
                                      -------     ---     --------    ---
                                               (dollars in millions)
Revenues............................  $100.8      100%      $50.0      100%
                                      ------      ---       -----      ---
Costs and Expenses:
  Cost of revenues..................    65.2       65        32.8       66
  Selling expenses..................    17.9       18         8.8       17
  General and administrative
    expenses........................     7.3        7         5.1       10
                                      ------      ---       -----      ---
      Total costs and expenses......    90.4       90        46.7       93
                                      ------      ---       -----      ---
Income from continuing operations
  before interest and taxes.........    10.4       10         3.3        7
Interest expense, net...............     1.0        1         2.0        4
                                      ------      ---       -----      ---
Income from continuing operations
  before taxes and minority
  interest..........................     9.4        9         1.3        3
Income tax provision................     0.9        1          --       --
                                      ------      ---      ------      ---
Income from continuing operations
  before minority interest..........     8.5        8         1.3        3
Minority interest...................     0.9        1          --       --
                                      ------      ---       -----      ---
Income from continuing operations...  $  7.6        7%      $ 1.3        3%
                                      ======      ===       =====      ===


        Total revenues increased by $50.8 million from $50.0 million in the first quarter of 1993 to $100.8 million in the first quarter of 1994. The increase primarily reflects the acquisitions of M-I and A-Z/Grant and Lindsey. In addition, revenues increased due to higher Canadian drilling activity, improved bit pricing in the United States and increased drilling and completion services volume in the United States and Colombia. These factors were partially offset by a decrease in revenues due to lower drilling activity in the Europe/Africa region.

        Gross profit increased by $18.4 million from $17.2 million in 1993 to $35.6 million in 1994. The increase was due primarily to the acquisitions of M-I and A-Z/Grant and Lindsey, higher volumes in Canada, improved bit pricing in the U.S., and lower operating costs in the United States.

        Selling expenses and general and administrative expense increased from $13.9 million in 1993 to $25.2 million in 1994 due primarily to the additional costs associated with the acquired companies and higher variable costs related to the increased revenue levels partially offset by lower legal expenses. Operating expenses as a percentage of revenues decreased from 27.8% in 1993 to 25.0% in 1994.


        Interest expense decreased $1.0 million between periods due to reduced interest expense resulting from reduced debt levels and increased interest income from short-term investments.

        The tax provision of $0.9 million in 1994 consists primarily of foreign taxes on income.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash position at March 31, 1994, totalled $14.1 million or a decrease of $87.5 million from the Company's cash position at December 31, 1993. The Company's current ratio also decreased to 2.45 to 1 at March 31, 1994 from 3.20 to 1 at December 31, 1993. The decrease in cash and the current ratio was due primarily to the acquisition of the 64% interest in M-I Drilling Fluids Company for $160 million using $80 million of its cash and issuing a note payable to Dresser for $80 million.

        The Company refinanced the Dresser note payable in March 1994 with a $40 million term loan from two of its insurance company lenders and a $65 million revolving line of credit from a bank group. The term loan bears interest at a rate of 6.02 percent and is payable over a period ending in January 1998. The revolving line of credit expires in March 1997 and bears interest at a rate ranging from LIBOR +3/4 percent to LIBOR +1-1/2 percent based upon the debt-to-total capitalization of the Company. The Company has borrowing capacity under its domestic line of credit at March 31, 1994 of approximately $21.5 million.

        The Company also has various international borrowing facilities totalling approximately $7.0 million. The Company has borrowing capacity under its international credit facilities at March 31, 1994 of approximately $4.2 million. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

                           SMITH INTERNATIONAL, INC.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The following report on Form 8-K was filed during the first quarter of 1994:

      Form 8-K dated March 2, 1994; Item 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SMITH INTERNATIONAL, INC.
                                            (Registrant)



                                      By: /s/ DOUGLAS L. ROCK
                                          ____________________________________
                                              DOUGLAS L. ROCK
                                              Chairman of the Board and
                                              Chief Executive Officer




                                      By: /S/ LOREN K. CARROLL
                                          ___________________________________
                                              LOREN K. CARROLL
                                              Executive Vice President and
                                              Chief Financial Officer



Dated: May 13, 1994