Form 10-K/A
period 1993-12-31
SMITH INTERNATIONAL INC
filed 1994-08-08
CIK 721083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ---------------------

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)     The following documents are filed as part of this report:

        1.    Item 7. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

                Unaudited Pro Forma Financial Statements.................  22-27

        2.    Financial Statements

                Note 2 to Notes to Consolidated Financial Statements.....   37

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

         The following unaudited pro forma statement of income (loss) from continuing operations for the year ended December 31, 1993 presents the acquisitions of M-I and A-Z/Grant and Lindsey as though the acquisitions were effective January 1, 1993. The unaudited pro forma statement of income (loss) from continuing operations gives effect to the acquisitions under the purchase method of accounting and the assumptions included in the accompanying unaudited notes to pro forma financial statements. The unaudited pro forma statement of income (loss) from continuing operations reflects the amortization of estimated goodwill, reduced depreciation expense related to the estimated write-down of fixed assets and rental tools of A-Z/Grant and Lindsey, estimated adjustments to interest and taxes and other anticipated cost savings.

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

         The tentative purchase price allocation of A-Z/Grant and Lindsey is included in the historical balance sheet of the Company at December 31, 1993 in the following unaudited pro forma balance sheet. A-Z/Grant and Lindsey were acquired by the Company on December 22, 1993 for $19.0 million plus estimated additional consolidation and transition costs of $5.4 million. The tentative allocation of purchase price of A-Z/Grant and Lindsey is based on their historical accounts judmentally adjusted for reductions in inventory, rental tools and fixed assets to reflect these assets at their overall estimated fair market value.

         Management has not fully evaluated all of the consequences of the acquisitions of both M-I and A-Z/Grant and Lindsey including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to reorganize their operations. The Company's current estimate of the excess of the purchase price over net assets acquired in the acquisition of M-I totaling $53.8 million has been reflected as goodwill in the unaudited pro forma balance sheet. Upon completion of these evaluations during 1994, any additional asset and liability adjustments and the adjusted excess purchase price over net assets acquired will be recorded as revisions to goodwill in accordance with purchase accounting rules and principles. The Company does not currently expect any goodwill to result from the acquisition of A-Z/Grant and Lindsey. However should any excess purchase price arise from assessing the fair market values of the A-Z/Grant and Lindsey assets, it will be recorded as goodwill in accordance with purchase accounting rules and principles.

         The unaudited pro forma financial statements are not intended to be indicative of the results that would have occurred if the acquisitions had been effective as of the dates indicated or that may be obtained in the future. The unaudited pro forma financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company included in the Company's Form 10-K for the year ended December 31, 1993.

                           SMITH INTERNATIONAL, INC.
                        UNAUDITED PRO FORMA STATEMENT OF
                    INCOME (LOSS) FROM CONTINUING OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                               UNAUDITED
                                              -------------------------------------------------------------------
                                              HISTORICAL                                 PRO FORMA
                                ---------------------------------------     -------------------------------------
                                                                                   ADJUSTMENTS
                                                                            -----------------------
                                               A-Z/GRANT                    A-Z/GRANT
                                 SMITH         & LINDSEY         M-I        & LINDSEY         M-I        COMBINED
                                -------        --------        --------     ---------       -------      --------
Revenues                        $220,712        $31,576        $404,312                                  $656,600
Cost of Revenues                 138,170         23,936         275,676         (776) (a)                 437,606
                                                                                 600  (b)
                                --------        -------        --------      -------                     --------
Gross Margin                      82,542          7,640         128,636          176                      218,994

Operating Expenses:
  Selling Expenses                41,997          5,115          91,882         (515) (c)                 138,479
  G & A Expenses                  21,970          2,415          17,825         (815) (c)                  40,795
                                                                                (600) (d)
Equity in Joint
  Ventures and Other
  Income, net                        ---            ---          (5,292)                      1,345  (g)   (3,772)
                                                                                                175  (h)
                                --------        -------        --------      -------        -------      --------
     Total Operating
       Expenses                   63,967          7,530         104,415       (1,930)         1,520       175,502
                                --------        -------        --------      -------        -------      --------

Income from Continuing
  Operations Before
  Litigation Settlement,
  Interest and Taxes              18,575            110          24,221        2,106         (1,520)       43,492

Litigation Settlement             19,900            ---             ---                                    19,900
Interest Expense
  (Income), net                    2,202            ---            (628)         760  (e)     4,800  (i)   10,434
                                                                                              3,300  (j)
                                --------        -------        --------      -------        -------      --------
Income (Loss) From
  Continuing Operations
  Before Income Taxes             (3,527)           110          24,849        1,346         (9,620)       13,158

Income Tax Provision                 468            ---           4,812           29  (f)        64  (k)    5,373
                                --------        -------        --------      -------        -------      --------

Income (Loss) From
  Continuing Operations
  Before Minority
  Interest                        (3,995)           110          20,037        1,317         (9,684)        7,785

Minority Interest                    ---            ---           7,213                                     7,213
                                --------        -------        --------      -------        -------      --------

Income (Loss) From
  Continuing Operations          ($3,995)(l)    $   110        $ 12,824      $ 1,317        $(9,684)     $    572 (l)
                                ========        =======        ========      =======        =======      ========
Average Common and
  Equivalent Shares
  Outstanding                     37,775                                                                   37,775
                                ========                                                                 ========
Income (Loss) from
  Continuing Operations
  Per Common Share                ($0.13)(l)                                                               ($0.01)(l)
                                ========                                                                 ========



      See accompanying unaudited notes to pro forma financial statements.

                           SMITH INTERNATIONAL, INC.
                       UNAUDITED PRO FORMA BALANCE SHEET
                            AS OF DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                              UNAUDITED
                                                         ---------------------------------------------------
                                                    HISTORICAL                          PRO FORMA
                                             ------------------------         ------------------------------
                                               SMITH           M-I            ADJUSTMENTS           COMBINED
                                             --------        --------         -----------           --------
                                                (m)
         ASSETS

         Current Assets:
           Cash and Cash
             Equivalents                     $101,561         ($2,203)         ($80,000) (n)        $ 16,858
                                                                                 (2,500) (o)
           Receivables                         67,830         104,059                                171,889
           Inventory                           81,654          80,535            (2,944) (r)         159,245
           Prepaid Expense
             & Other                            4,802           6,088                                 10,890
                                             --------        --------          --------             --------
                 Total Current Assets         255,847         188,479           (85,444)             358,882
                                             --------        --------          --------             --------

         Rental Tools, net                     20,510             ---                                 20,510

         Property, Plant and Equipment,
           net                                 41,652          51,792              (320) (n)          93,124

         Investments in Joint Ventures
           and Unconsolidated
           Subsidiaries                         6,283           9,518                                 15,801

         Investment in M-I Drilling               ---             ---           160,000  (n)             ---
           Fluids Co.                                                          (160,000) (p)
         Goodwill                               2,954             ---            41,317  (p)          56,763
                                                                                 10,692  (r)
                                                                                  1,800  (o)
         Other Assets                          21,140          14,520               700  (o)          34,440
                                                                                 (1,920) (r)
                                             --------        --------          --------             --------

                 Total Assets                $348,386        $264,309          $(33,175)            $579,520
                                             ========        ========          ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities:
           Short-term Borrowings
             & Current Portion of
             Long-term Debt                  $    702        $  1,091         $  10,000  (n)        $ 11,793
           Accounts Payable                    24,763          30,467                                 55,230
           Accrued Payroll Costs               10,923           7,082                                 18,005
           Income Taxes Payable                 9,484           3,069             1,920  (r)          14,473
           Other                               34,098          17,653             3,588  (r)          55,339
                                             --------        --------          --------             --------
                 Total Current Liabilities     79,970          59,362            15,508              154,840
                                             --------        --------          --------             --------

         Long-Term Debt                        46,000             ---            70,000  (n)         116,000

         Minority Interests                       ---           2,621            66,759  (q)          69,380

         Other Long-term
           Liabilities                          7,950          16,884                                 24,834

         Shareholders' Equity                 214,466         185,442          (118,683) (p)         214,466
                                                                                (66,759) (q)
                                             --------        --------          --------             --------
                 Total Liabilities &
                   Shareholders' Equity      $348,386        $264,309          ($33,175)            $579,520
                                             ========        ========          ========             ========



      See accompanying unaudited notes to pro forma financial statements.

                           SMITH INTERNATIONAL, INC.
               UNAUDITED NOTES TO PRO FORMA FINANCIAL STATEMENTS
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE STATED IN MILLIONS)

GENERAL NOTE:    THE ACCOMPANYING UNAUDITED PRO FORMA FINANCIAL STATEMENTS AND
UNAUDITED NOTES THERETO HAVE BEEN REVISED TO REFLECT THE MOST CURRENT INFORMATION AVAILABLE AS OF MAY 13, 1994 RELATED TO THE ACCOUNTS OF M-I AND A-Z/GRANT AND LINDSEY.

STATEMENT OF INCOME (LOSS) FROM CONTINUING OPERATIONS -

    A-Z/GRANT & LINDSEY -

(a) To reduce depreciation expense as a result of purchase price allocation adjustments recorded to certain assets of A-Z/Grant and Lindsey as reported in the Company's December 31, 1993 historical balance sheet. The Company reduced the value of rental tools by $2,684, buildings by $1,826 and machinery and equipment by $3,023 to their estimated fair market value. Using the estimated remaining lives of the respective assets of 7 years, 20 years and 10 years, respectively, depreciation expense is reduced by $776.

(b) To record additional spare parts usage to reflect the expensing of repair parts when first used or sent to the field consistent with the Smith accounting policy.

(c) To record estimated cost savings in selling and general and administrative categories attributable to personnel terminations made and the closing of administrative facilities which occurred upon acquisition by the Company.

(d) To eliminate an annual corporate charge from the parent company of A-Z/Grant & Lindsey that will not be charged by Smith.

(e) To reduce interest income at an interest rate of 4.0 percent as $19.0 million of the Company's cash was used to fund the A- Z/Grant & Lindsey acquisitions and, therefore, would not have been available to earn interest income.

(f) To record additional income tax expense related to the earnings of A-Z/Grant and Lindsey of $110 and the effects of the aforementioned adjustments totaling $1,317 at the U.S. Alternative Minimum Tax Rate of 2.0 percent. Additional taxes would not be required because of the Company's net operating loss carryforward position.

  M-I DRILLING FLUIDS CO. -

(g) To record annual amortization of estimated goodwill which will be amortized over 40 years related to the acquisition of M-I totaling $53,809. See notes (o), (p) and (r) below.

(h) To record annual amortization of estimated debt issuance costs of $700 which will be amortized over the 4 year life of the debt.

(i) To record interest expense at an interest rate of 6.0 percent on the acquisition-related debt, as refinanced (see Note n below), assuming no principal reduction.

(j) To reduce interest income at an interest rate of 4.0 percent as approximately $82.5 million of the Company's cash was used to fund $80.0 million of the M-I acquisition and $2.5 million of the related estimated acquisition and debt issuance costs. This cash, therefore, would not have been available to earn interest income.

(k) To record additional income tax expense related to M-I earnings of $12,824 and the effects of the aforementioned M-I adjustments of ($9,684) at the U.S. Alternative Minimum Tax Rate of 2.0 percent. Additional taxes would not be required because of the Company's net operating loss carryforward position.

                           SMITH INTERNATIONAL, INC.
        UNAUDITED NOTES TO PRO FORMA FINANCIAL STATEMENTS - (CONTINUED)


  OTHER -

(l) Income (loss) from continuing operations is presented excluding the cumulative effect of a change in accounting principle. The Smith and unaudited pro forma income (loss) from continuing operations of ($3,995) and $572, respectively, include the special charge for a litigation settlement of $19,900 ($0.53 per common share). The Smith and unaudited pro forma income from continuing operations excluding the litigation settlement would increase to $15,905 and $20,472, respectively, or $0.40 and $0.52 per common share, respectively. The preferred stock dividends of $868 must be deducted from the applicable income (loss) from continuing operations amounts in order to compute these amounts per common share.


  BALANCE SHEET -

(m) The historical balance sheet of the Company includes the historical accounts of A-Z/Grant and Lindsey acquired by the Company on December 22, 1993 for $19.0 million plus estimated additional consolidation and transition costs of $5.4 million. The tentative allocation of purchase price was based upon the historical balance sheet of A-Z/Grant and Lindsey judgmentally adjusted for reductions in both inventories, rental tools and fixed assets to reflect these assets at their overall estimated fair market value.

         The tentative allocation of purchase price is recapped as follows:

               Inventory                                 $ 8,086
               Rental Tools                               10,299
               Property,Plant & Equipment, net             5,505
               Other Assets                                  510
               Other Liabilities                          (5,400)
                                                         -------
               Net Assets of A-Z/Grant & Lindsey         $19,000
                                                         =======

         Management has not fully evaluated all of the consequences of the acquisition of A-Z/Grant and Lindsey including completing the appraisals of the assets acquired and assessing the total amount of costs that may be necessary to consolidate the operations of A-Z/Grant and Lindsey with the Company. Upon completion of these evaluations in 1994, any adjustments to the purchase price allocation adjustments will be recorded. The Company does not expect any goodwill to result from the acquisition of A-Z/Grant and Lindsey. However, should any excess purchase price arise from the appraisals, it will be recorded as goodwill in accordance with purchase accounting rules and principles.

(n) To record the purchase of the 64% interest in M-I using $80.0 million in cash and issuing a note payable to Dresser of $80.0 million. The Company refinanced the Dresser note payable in March 1994 with a $40 million term loan from its insurance company lenders and a $65 million revolving line of credit from a bank group. The term loan bears interest at a rate of 6.02 percent and is payable over a four year period ending in January 1998. The revolving line of credit is due in March 1997 and bears interest at a rate ranging from LIBOR + 3/4 percent to LIBOR +1 1/2 percent based upon the debt-to-total capitalization of the Company. The Company has reflected $10.0 million of debt as current portion of long-term debt and $70.0 million of debt as long-term in accordance with the terms of the refinanced acquisition debt.

(o) To record $1.8 million of estimated acquisition costs in connection with the M-I acquisition and $0.7 million of debt issuance costs in connection with the refinanced acquisition debt.

(p) To eliminate the investment in M-I of $160.0 million against the Company's estimated portion of its equity in M-I of $118.7 million with the remaining balance of $41.3 million reported tentatively as goodwill.

(q) To reclassify the minority interest ownership in M-I by Halliburton of $66.8 million from shareholders' equity to minority interest.

(r) This preliminary allocation of the purchase price of the Company's acquisition of M-I is based on the historical balance sheet of M-I adjusted for these additional costs and other adjustments totaling $10.7 million that are estimated to be required to fairly present the acquired net assets of M-I. Management has not fully evaluated all of the consequences of the acquisition of M-I including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to reorganize the operations of M-I. Upon completion of a full evaluation of the Company's purchase price allocation of M-I accounts, additional adjustments may become necessary to the preliminary allocation of the purchase price. The Company expects this evaluation process will be completed in 1994.

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

     The unaudited pro forma revenues and income from continuing operations for the year ended December 31, 1993 assuming the acquisitions of A-Z/Grant and Lindsey and M-I had been made on January 1, 1993 are as follows:

    Unaudited pro forma revenues..............................................  $656,600
    Unaudited pro forma income from continuing operations.....................  $    572
    Unaudited income (loss) from continuing operations per common share....... ($   0.01)

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 1994.


                                         SMITH INTERNATIONAL, INC.



                                         By: /s/ LOREN K. CARROLL
                                             Loren K. Carroll
                                             Executive Vice President
                                             and Chief Financial Officer