Form 10-Q
period 1994-06-30
SMITH INTERNATIONAL INC
filed 1994-08-15
CIK 721083

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

FOR THE QUARTER ENDED JUNE 30, 1994                COMMISSION FILE NUMBER 1-8514

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

     On June 30, 1994 the registrant had 39,386,334 shares of common stock outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                           SMITH INTERNATIONAL, INC.

                         PART I. FINANCIAL INFORMATION

     The condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1994 and 1993 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                                           1994         1993
                                                                         --------     --------
                                                                              (UNAUDITED)
                                                                            (IN THOUSANDS,
                                                                           EXCEPT PER SHARE
                                                                                 DATA)
Revenues..............................................................   $274,172     $102,695
Cost and expenses:
     Cost of revenues.................................................    180,982       66,516
     Selling expenses.................................................     48,287       18,996
     General and administrative expenses..............................     19,519       10,612
                                                                         --------     --------
               Total costs and expenses...............................    248,788       96,124
                                                                         --------     --------
Income from continuing operations before interest and taxes...........     25,384        6,571
Interest expense, net.................................................      3,279        2,481
                                                                         --------     --------
Income from continuing operations before income taxes and minority
  interest............................................................     22,105        4,090
Income tax provision..................................................      2,530          112
                                                                         --------     --------
Income from continuing operations before minority interest............     19,575        3,978
Minority interest.....................................................      3,521           --
                                                                         --------     --------
Income from continuing operations.....................................     16,054        3,978
Income from discontinued operations (Note 4)..........................         --       73,623
Cumulative effect of change in accounting principle (Note 1)..........         --       (1,300)
                                                                         --------     --------
Net income............................................................     16,054       76,301
Preferred stock dividends.............................................         --         (868)
                                                                         --------     --------
Net income applicable to common stock.................................   $ 16,054     $ 75,433
                                                                         ========     ========
Primary earnings per common share (Note 2):
     Income from continuing operations................................   $    .41     $    .08
     Income from discontinued operations..............................         --         2.02
     Cumulative effect of change in accounting principle..............         --         (.04)
                                                                         --------     --------
     Net income.......................................................   $    .41     $   2.06
                                                                         ========     ========
Average common and common equivalent shares outstanding...............     38,924       36,597
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED JUNE 30,

                                                                            1994        1993
                                                                          --------     -------
                                                                              (UNAUDITED)
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                 DATA)
Revenues...............................................................   $173,410     $52,741
Cost and expenses:
     Cost of revenues..................................................    115,801      33,736
     Selling expenses..................................................     30,337      10,191
     General and administrative expenses...............................     12,249       5,550
                                                                          --------     -------
               Total costs and expenses................................    158,387      49,477
                                                                          --------     -------
Income from continuing operations before interest
  and taxes............................................................     15,023       3,264
Interest expense, net..................................................      2,333         518
                                                                          --------     -------
Income from continuing operations before income taxes and minority
  interest.............................................................     12,690       2,746
Income tax provision...................................................      1,646          95
                                                                          --------     -------
Income from continuing operations before minority interest.............     11,044       2,651
Minority interest......................................................      2,579          --
                                                                          --------     -------
Net income.............................................................      8,465       2,651
Preferred stock dividends..............................................         --        (434)
                                                                          --------     -------
Net income applicable to common stock..................................   $  8,465     $ 2,217
                                                                          ========     =======
Net income per common share (Note 2)...................................   $    .22     $   .06
                                                                          ========     =======
Average common and common equivalent shares outstanding................     39,049      36,796
                                                                          ========     =======

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      JUNE 30,      DECEMBER 31,
                                                                        1994           1993
                                                                    ----------     ------------
                                                                     (UNAUDITED)
                                                                           (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents.....................................   $ 10,492       $101,561
     Receivables, less allowance of $8,791 in 1994 and $4,995 in
      1993 for doubtful accounts...................................    178,750         67,830
     Inventories (Note 3)..........................................    174,113         81,654
     Prepaid expenses and other....................................     10,386          4,802
                                                                      --------       --------
               Total current assets................................    373,741        255,847
                                                                      --------       --------
RENTAL EQUIPMENT, net of accumulated depreciation of $23,592
  in 1994 and $23,457 in 1993......................................     22,316         20,510
                                                                      --------       --------
PLANT AND EQUIPMENT:
     Land..........................................................     31,729          1,348
     Buildings.....................................................     66,403         18,007
     Machinery and equipment.......................................    360,833        138,235
                                                                      --------       --------
                                                                       458,965        157,590
     Less -- accumulated depreciation..............................    359,475        115,938
                                                                      --------       --------
     Net plant and equipment.......................................     99,490         41,652
                                                                      --------       --------
OTHER ASSETS.......................................................     38,660         27,423
GOODWILL (Note 4)..................................................     50,159          2,954
                                                                      --------       --------
TOTAL ASSETS.......................................................   $584,366       $348,386
                                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        JUNE 30,    DECEMBER 31,
                                                                         1994           1993
                                                                       --------     ------------
                                                                       (UNAUDITED)
                                                                            (IN THOUSANDS,
                                                                          EXCEPT SHARE DATA)
CURRENT LIABILITIES:
     Short-term borrowings and current portion of long-term debt
      (Note 4)......................................................   $ 12,646       $    702
     Accounts payable...............................................     48,409         24,763
     Accrued payroll and severance related costs....................     24,494         10,923
     Income taxes payable...........................................      7,290          9,484
     Other..........................................................     57,714         34,098
                                                                       --------       --------
               Total current liabilities............................    150,553         79,970
                                                                       --------       --------
LONG-TERM DEBT (Note 4).............................................    110,700         46,000
                                                                       --------       --------
DEFERRED INCOME TAXES...............................................      4,437          4,563
                                                                       --------       --------
OTHER LONG-TERM LIABILITIES.........................................     19,210          3,387
                                                                       --------       --------
MINORITY INTERESTS (Note 4).........................................     66,881             --
                                                                       --------       --------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
     Common stock --
          Authorized -- 60,000,000 shares, $1 par value; issued and
            outstanding -- 39,386,334 shares in 1994 and 39,311,447
            in 1993.................................................     39,386         39,311
     Common stock warrants --
          Class A warrants: outstanding -- 225,445 in 1994 and
            225,520 in 1993.........................................         --             --
          Class B warrants: outstanding -- 1,871,705 in 1994 and
            1,872,205 in 1993.......................................         --             --
          Class C warrants: outstanding -- 451,357 in 1994 and
            1993....................................................      7,278          7,278
     Additional paid-in capital.....................................    272,112        271,582
     Accumulated deficit............................................    (67,379)       (83,433)
     Cumulative translation adjustment..............................     (4,898)        (6,358)
     Less-treasury securities, at cost (628,583 common shares and
      451,357 Class C warrants in 1994 and 1993)....................    (13,914)       (13,914)
                                                                       --------       --------
               Total shareholders' equity...........................    232,585        214,466
                                                                       --------       --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY............................   $584,366       $348,386
                                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                                          1994          1993
                                                                        --------      --------
                                                                             (UNAUDITED)
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income from continuing operations...........................   $ 16,054      $  2,678
     Adjustments to reconcile net income to net cash provided by operating activities excluding the net effects of the
      acquisition of M-I Drilling Fluids Company:
          Depreciation and amortization..............................      8,938         7,325
          Provision for losses on accounts receivable................        843           737
          Gain on disposal of fixed assets...........................     (1,065)         (698)
          Foreign currency translation...............................       (168)          343
          Change in receivables......................................      4,038        13,701
          Change in inventories......................................     (3,379)         (510)
          Change in accounts payable.................................     (9,758)       (7,188)
          Changes in other current assets and liabilities............     (2,317)       (2,040)
          Changes in other noncurrent assets and liabilities.........     (8,002)          863
                                                                        --------      --------
               Subtotal..............................................      5,184        15,211
     Net results of discontinued operations..........................         --        (6,483)
                                                                        --------      --------
     Net cash provided by operating activities.......................      5,184         8,728
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of M-I Drilling Fluids Company (Note 4).............   (160,000)           --
     Proceeds from sale of DDS business (Note 4).....................         --       247,703
     Expenses paid related to DDS sale...............................         --       (35,037)
     Fixed asset additions...........................................    (13,738)       (6,956)
     Proceeds from disposal of other fixed assets....................      1,584         2,899
                                                                        --------      --------
          Net cash provided by (used in) investing activities........   (172,154)      208,609
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt........................     83,500            --
     Net increase (decrease) in short-term borrowing.................        288       (21,831)
     Repayment of long-term debt.....................................     (8,800)      (67,182)
     Proceeds from exercise of stock options and warrants............        605           157
     Dividends on preferred stock....................................         --          (868)
                                                                        --------      --------
          Net cash provided by (used in) financing activities........     75,593       (89,724)
                                                                        --------      --------
Effect of exchange rate changes on cash..............................        308          (147)
                                                                        --------      --------
Increase (decrease) in cash and cash equivalents.....................    (91,069)      127,466
Cash and cash equivalents at beginning of period.....................    101,561        16,249
                                                                        --------      --------
Cash and cash equivalents at end of period...........................   $ 10,492      $143,715
                                                                        ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest...............................................   $  3,006      $  6,227
Cash paid for income taxes...........................................      1,481         1,723

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1994

                                                                    COMMON STOCK
                                                                      WARRANTS
                                             COMMON STOCK        ------------------
                                         --------------------     NUMBER               ADDITIONAL   ACCUM-     CUMULATIVE
                                          NUMBER                    OF                 PAID-IN      ULATED     TRANSLATION
                                         OF SHARES    AMOUNT      SHARES     AMOUNT    CAPITAL     DEFICIT     ADJUSTMENT
                                         ---------    -------    --------    ------    --------    --------    -------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
      Balance, December 31, 1993......  39,311,447   $39,311    2,549,082   $7,278    $271,582    $(83,433)   $(6,358)
      Exercise of employee stock
        options.......................      74,312        74           --       --         522          --         --
      Exercise of common stock
        warrants......................         575         1         (575)      --           8          --         --
      Net income......................          --        --           --       --          --      16,054         --
      Translation adjustment for the
        period........................          --        --           --       --          --          --      1,460
                                        ----------   -------    ---------   ------    --------    --------    -------
      Balance, June 30, 1994..........  39,386,334   $39,386    2,548,507   $7,278    $272,112    $(67,379)   $(4,898)
                                        ==========   =======    =========   ======    ========    ========    =======



                                                    TREASURY SECURITIES
                                        -------------------------------------------
                                         NUMBER
                                           OF                    NUMBER
                                         COMMON                    OF
                                         SHARES       AMOUNT     WARRANTS    AMOUNT
                                        --------     --------    -------     ------

      Balance, December 31, 1993......  (628,583)    $(6,636)   (451,357)   $(7,278)
      Exercise of employee stock
        options.......................        --          --          --         --
      Exercise of common stock
        warrants......................        --          --          --         --
      Net income......................        --          --          --         --
      Translation adjustment for the
        period........................        --           --          --         --
                                        --------     -------    --------    -------
      Balance, June 30, 1994..........  (628,583)  $(6,636)   (451,357)   $(7,278)
                                        ========   =======    ========    =======

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (ALL DATA WITH RESPECT TO THE THREE AND SIX MONTHS
                  ENDED JUNE 30, 1994 AND 1993 IS UNAUDITED.)

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

2) EARNINGS PER SHARE

     Earnings per common and common equivalent share has been computed on the basis of the weighted average number of common and common equivalent shares outstanding during the three and six month periods ended June 30, 1994 and 1993 after deducting preferred dividends for the three and six months ended June 30, 1993. Earnings per share assuming full dilution is substantially the same as primary earnings per share as presented for the three and six months ended June 30, 1994 and 1993 except that the income from discontinued operations and net income for the six months ended June 30, 1993 are $1.89 per common share and $1.93 per common share on a fully diluted basis, respectively.

3) INVENTORIES

     Inventories consisted of the following:

                                                                JUNE 30,    DECEMBER 31,
                                                                  1994          1993
                                                                --------    -----------
                                                                    ($000 OMITTED)
        Raw Materials........................................   $ 24,716      $ 10,965
        Work in Process......................................     28,280        13,105
        Finished Goods.......................................    132,265        68,732
                                                                --------      --------
                                                                 185,261        92,802
        Less: reserve to state certain domestic inventories
          ($77,028 in 1994 and $70,597 in 1993) on a
          LIFO basis.........................................    (11,148)      (11,148)
                                                                --------      --------
                                                                $174,113      $ 81,654
                                                                ========      ========

4) DISPOSITIONS AND AQUISITIONS

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

     The historical balance sheets of the Company at June 30, 1994 and December 31, 1993 includes the historical accounts of A-Z/Grant and Lindsey and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of A-Z/Grant and Lindsey including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to reorganize their operations. Upon completion of these evaluations during 1994, any additional adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

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

     The historical balance sheet of the Company at June 30, 1994 includes the historical accounts of M-I and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of M-I including assessing the fair market value of the assets acquired and the total amount of costs that may be necessary to reorganize the operations of M-I. Upon completion of these evaluations during 1994, any additional adjustments will be recorded and the adjusted excess purchase price over net assets acquired resulting from the revised allocation of purchase price will be recorded as revisions to goodwill in accordance with purchase accounting rules and principles.

     The summarized unaudited pro forma results from continuing operations for the three and six month periods ended June 30, 1994 and 1993 assuming the acquisitions of A-Z/Grant and Lindsey and M-I had been made on January 1, 1994 and 1993 are as follows (dollars in millions except per share amounts):

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   ------------------      ------------------
                                                    1994        1993        1994        1993
                                                   ------      ------      ------      ------
    Unaudited pro forma revenues................   $173.4      $159.3      $349.5      $308.3
                                                   ======      ======      ======      ======
    Unaudited pro forma income from continuing
      operations................................   $  8.5      $  3.7      $ 14.6      $  2.6
                                                   ======      ======      ======      ======
    Unaudited pro forma income from continuing
      operations per common share...............   $ 0.22      $ 0.09      $ 0.38      $ 0.05
                                                   ======      ======      ======      ======

  Subsequent Event -- Acquisition of Supradiamant

     On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash from borrowings under our revolving line of credit. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamond and cubic boron nitride. In 1993, Supradiamant reported revenues of approximately $7.0 million.

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

     The proceeds of the DDS sale have enabled the Company to pursue its strategic growth objective and reduce its debt burden. The Company used $102.6 million of the cash proceeds to repay debt of the Company. In addition several key acquisitions have been accomplished as part of the Company's strategic program. The purchase of the product line assets of A-Z International, Grant Oil Tools, and Lindsey Completion Systems in December 1993 will enhance the Company's Smith Drilling and Completion Services division. On February 28, 1994, the Company acquired a 64% majority interest in M-I Drilling Fluids Company, an acknowledged world leader in drilling fluid systems, from Dresser Industries, Inc. On July 1, 1994, the Company acquired Supradiamant, S.A., a leading manufacturer of diamond products, to strengthen the Company's Megadiamond product line. These acquisitions complement the Company's existing core products in forming one of the more complete packages of expendable products to the oil and gas drilling and production industry.

FIRST SIX MONTHS OF 1994 COMPARED TO FIRST SIX MONTHS OF 1993

RESULTS OF OPERATIONS

  Revenues

     The products manufactured and the services provided by the Company fall into three product and service groups that are marketed throughout the world. The following table sets forth the amounts and percentages of revenues by major product group and area, as well as average rig count data:

                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------------
                                                               1994                 1993
                                                          ---------------      ---------------
                                                          AMOUNT       %       AMOUNT       %
                                                          ------      ---      ------      ---
                                                                 (DOLLARS IN MILLIONS)
Breakdown by Product Group:
     Drill Bits........................................   $ 83.6       30%     $ 75.8       74%
     Drilling Fluids...................................    146.9       54          --       --
     Drilling and Completion Services..................     43.7       16        26.9       26
                                                          ------      ---      ------      ---
          Total........................................   $274.2      100%     $102.7      100%
                                                          ======      ===      ======      ===
Breakdown by Areas:
     Domestic..........................................   $124.4       45%     $ 44.4       43%
     Export............................................     26.8       10        13.0       13
     International operations..........................    123.0       45        45.3       44
                                                          ------      ---      ------      ---
          Total........................................   $274.2      100%     $102.7      100%
                                                          ======      ===      ======      ===
Average Active Rig Count:
     Domestic..........................................      746                  681
     Canada............................................      236                  169
     International (excluding Canada)..................      744                  771
                                                          ------               ------
          Total........................................    1,726                1,621
                                                          ======               ======

DRILL BITS

     Drill bit revenues are generated from the sale of petroleum drill bits and mining bits. Petroleum drill bit revenues increased $7.4 million or 11.0% from $67.4 million in the first six months of 1993 to $74.8 million in the first six months of 1994 due primarily to higher sales in Canada and the United States resulting from the increase in drilling activity and increased sales in the Middle East and Far East. These increases were partially offset by reduced sales in Europe/Africa due to lower drilling activity. Mining bit revenues increased $0.4 million or 4.8% from $8.4 million in 1993 to $8.8 million in 1994 due to higher sales in Europe/Africa and Canada partially offset by reduced sales in Latin America.

DRILLING FLUIDS

     Drilling Fluids revenues represents four month's operations related to the recently acquired M-I Drilling Fluids business. Drilling Fluids revenues increased approximately $18.9 million or 12.9% over the same period in 1993 due primaily to increased revenues in North America.

DRILLING AND COMPLETION SERVICES

     Drilling and completion services revenues increased $16.8 million or 62.5% from $26.9 million in the first six months of 1993 to $43.7 million in the first six months of 1994. The higher revenue levels were primarily due to the acquisition of the A-Z/Grant and Lindsey product lines and increased sales volumes in the United States and Colombia.

     For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------------
                                                               1994                 1993
                                                          ---------------      ---------------
                                                          AMOUNT       %       AMOUNT       %
                                                          ------      ---      ------      ---
                                                                 (DOLLARS IN MILLIONS)
Revenues...............................................   $274.2      100%     $102.7      100%
                                                          ------      ---      ------      ---
Costs and Expenses:
     Cost of revenues..................................    181.0       66        66.5       65
     Selling expenses..................................     48.3       18        19.0       19
     General and administrative expenses...............     19.5        7        10.6       10
                                                          ------      ---      ------      ---
          Total costs and expenses.....................    248.8       91        96.1       94
                                                          ------      ---      ------      ---
Income from continuing operations before interest and
  taxes................................................     25.4        9         6.6        6
Interest expense, net..................................      3.3        1         2.5        2
                                                          ------      ---      ------      ---
Income from continuing operations before taxes and
  minority interest....................................     22.1        8         4.1        4
Income tax provision...................................      2.5        1         0.1       --
                                                          ------      ---      ------      ---
Income from continuing operations before minority
  interest.............................................     19.6        7         4.0        4
Minority interest......................................      3.5        1          --       --
                                                          ------      ---      ------      ---
Income from continuing operations......................   $ 16.1        6%     $  4.0        4%
                                                          ======      ===      ======      ===

     Total revenues increased by $171.5 million from $102.7 million in the first six months of 1993 to $274.2 million in the first six months of 1994. The increase primarily reflects the acquisitions of M-I and A-Z/Grant and Lindsey. In addition, revenues increased due to higher North American drilling activity, increased drill bit sales in the Middle East and Far East and increased drilling and completion services volume in the United States and Colombia. These factors were partially offset by a decrease in revenues due to lower drilling activity in the Europe/Africa region.

     Gross profit increased by $57.0 million from $36.2 million in 1993 to $93.2 million in 1994. The increase was due primarily to the acquisitions of M-I and A-Z/Grant and Lindsey, higher volumes in Canada and the United States and lower operating costs in the United States.

     Operating expenses, consisting of selling expenses and general and administrative expenses, increased from $29.6 million in 1993 to $67.8 million in 1994 due primarily to the additional expenses associated with the newly acquired companies and increased variable costs related to the higher revenue levels partially offset by lower legal expenses. Operating expenses as a percentage of revenues decreased from 28.8% in 1993 to 24.7% in 1994.

     Interest expense increased $0.8 million between periods due to increased interest expense resulting from higher debt levels and decreased interest income from reduced short-term investments as these funds were used for its acquisitions.

     The tax provision of $2.5 million in 1994 consists primarily of foreign taxes on income. The increase between periods was due primarily to taxes on foreign earnings of M-I.

     Minority interest principally represents the 36% minority interest in the earnings of M-I.

SECOND QUARTER OF 1994 COMPARED TO SECOND QUARTER OF 1993

RESULTS OF OPERATIONS

  Revenues

                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                          ------------------------------------
                                                               1994                 1993
                                                          ---------------      ---------------
                                                          AMOUNT       %       AMOUNT       %
                                                          ------      ---      ------      ---
                                                                 (DOLLARS IN MILLIONS)
Breakdown by Product Group:
     Drill Bits........................................   $ 40.8       24%     $ 37.5       71%
     Drilling Fluids...................................    109.5       63          --       --
     Drilling and Completion Services..................     23.1       13        15.2       29
                                                          ------      ---      ------      ---
          Total........................................   $173.4      100%     $ 52.7      100%
                                                          ======      ===      ======      ===
Breakdown by Areas:
     Domestic..........................................   $ 79.3       46%     $ 23.3       44%
     Export............................................     16.3        9         7.3       14
     International operations..........................     77.8       45        22.1       42
                                                          ------      ---      ------      ---
          Total........................................   $173.4      100%     $ 52.7      100%
                                                          ======      ===      ======      ===
Average Active Rig Count:
     Domestic..........................................      732                  648
     Canada............................................      173                  124
     International (excluding Canada)..................      739                  777
                                                          ------               ------
          Total........................................    1,644                1,549
                                                          ======               ======

DRILL BITS

     Drill bit revenues are generated from the sale of petroleum drill bits and mining bits. Petroleum drill bit revenues increased $3.1 million or 9.3% from $33.2 million in the second quarter of 1993 to $36.3 million in the second quarter of 1994 due primarily to higher sales in Canada and the United States resulting from the increase in drilling activity. These increases were partially offset by reduced sales in the North Sea region due to lower drilling activity. Mining bit revenues increased $0.2 million or 4.7% from $4.3 million in the second quarter of 1993 to $4.5 million in the second quarter of 1994 due to higher sales in Europe/Africa and Canada.

DRILLING FLUIDS

     Drilling Fluids revenues represents the second quarter's operations related to the recently acquired M-I Drilling Fluids business. Drilling Fluids revenues increased approximately $10.8 million or 10.9% over the second quarter of 1993 due primarily to increased revenues in North America.

DRILLING AND COMPLETION SERVICES

     Drilling and completion services revenues increased $7.9 million or 52.0% from $15.2 million in the second quarter of 1993 to $23.1 million in the second quarter of 1994. The higher revenue levels were primarily due to the acquisition of the A-Z/Grant and Lindsey product lines and increased sales volumes in Colombia and the U.S. partially offset by reduced revenues in France and Africa.

     For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                          ------------------------------------
                                                               1994                 1993
                                                          ---------------      ---------------
                                                          AMOUNT       %       AMOUNT       %
                                                          ------      ---      ------      ---
                                                                 (DOLLARS IN MILLIONS)
Revenues...............................................   $173.4      100%     $ 52.7      100%
                                                          ------      ---      ------      ---
Costs and Expenses:
     Cost of revenues..................................    115.8       67        33.7       64
     Selling expenses..................................     30.3       17        10.2       20
     General and administrative expenses...............     12.3        7         5.5       10
                                                          ------      ---      ------      ---
          Total costs and expenses.....................    158.4       91        49.4       94
                                                          ------      ---      ------      ---
Income from continuing operations before interest and
  taxes................................................     15.0        9         3.3        6
Interest expense, net..................................      2.3        1         0.5        1
                                                          ------      ---      ------      ---
Income from continuing operations before taxes and
  minority interest....................................     12.7        8         2.8        5
Income tax provision...................................      1.6        1         0.1      --
                                                          ------      ---      ------      ---
Income from continuing operations before minority
  interest.............................................     11.1        7         2.7        5
Minority interest......................................      2.6        2          --      --
                                                          ------      ---      ------      ---
Income from continuing operations......................   $  8.5        5%     $  2.7        5%
                                                          ======      ===      ======      ===

     Total revenues increased by $120.7 million from $52.7 million in the second quarter of 1993 to $173.4 million in the second quarter of 1994. The increase primarily reflects the acquisitions of M-I and A-Z/Grant and Lindsey. In addition, revenues increased due to higher North American drilling activity and increased drilling and completion services revenues in Colombia and the U.S. partially offset by reduced revenues in France and Africa.

     Gross profit increased by $38.6 million from $19.0 million in 1993 to $57.6 million in 1994. The increase was due primarily to the acquisitions of M-I and A-Z/Grant and Lindsey, increased volumes in Canada and the United States and higher volumes in Colombia.

     Operating expenses, consisting of selling expenses and general and administrative expenses, increased from $15.7 million in 1993 to $42.6 million in 1994 due primarily to the additional expenses associated with the newly acquired companies and increased variable costs related to the higher revenue levels partially offset by lower legal expenses. Operating expenses as a percentage of revenues decreased from 29.8% in 1993 to 24.6% in 1994.

     Interest expense increased $1.8 million between periods due to increased interest expense resulting from higher debt levels and decreased interest income from reduced short-term investments as these funds were used for its acquisitions.

     The tax provision of $1.6 million in 1994 consists primarily of foreign taxes on income. The increase between periods was due primarily to taxes on foreign earnings of M-I.

     Minority interest principally represents the 36% minority interest in the earnings of M-I.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at June 30, 1994, totalled $10.5 million or a decrease of $91.1 million from the Company's cash position at December 31, 1993. The Company's current ratio also decreased to 2.48 to 1 at June 30, 1994 from
3.20 to 1 at December 31, 1993. The decrease in cash and the current ratio was due primarily to the acquisition of the 64% interest in M-I Drilling Fluids Company for $160 million using $80 million of its cash and issuing a note payable to Dresser for $80 million.

     The Company refinanced the Dresser note payable in March 1994 with a $40 million term loan from two of its insurance company lenders and a $65 million revolving line of credit from a bank group. The term loan bears interest at a rate of 6.02 percent and is payable over a four year period ending in January 1998. The revolving line of credit expires in March 1997 and bears interest at a rate ranging from LIBOR + 3/4 percent to LIBOR +1 1/2 percent based upon the debt-to-total capitalization of the Company. The Company has borrowing capacity under its domestic line of credit at June 30, 1994 of approximately $30.3 million.

     The Company also has various international borrowing facilities totalling approximately $11.9 million. The Company has borrowing capacity under its international credit facilities at June 30, 1994 of approximately $8.3 million. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

     On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash from borrowings under our revolving line of credit. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamond and cubic boron nitride.

                           SMITH INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on April 27, 1994, shareholders of the Company elected directors, ratified the appointment of auditors and approved increasing the number of shares available under the Company's 1989 Long-Term Incentive Compensation Plan from 1,000,000 to 2,500,000 by the votes shown below.

                      AGENDA ITEM                       FOR         WITHHELD
    -----------------------------------------------  ---------      --------
    Election of directors:
         Benjamin F. Bailar........................  33,482,715      415,263
         Douglas L. Rock...........................  32,060,585     1,837,393
         H. Moak Rollins...........................  33,477,562      420,416

                AGENDA ITEM                 FOR         AGAINST       ABSTAIN      NON-VOTE
    -----------------------------------  ---------      --------      -------      --------
    Ratify Auditors....................  32,604,009     1,237,186      56,783           -0-
    Amend Long-Term Incentive
      Compensation Plan................  23,629,631     5,887,980     297,733      4,082,634

ITEM 5. OTHER INFORMATION

     On August 8, 1994, the Company filed with the Securities and Exchange Commission a Form 10-K/A which amended its Form 10-K for the year ended December 31, 1993 to revise the Pro Forma Financial Information relating to the acquisitions of M-I and A-Z/Grant and Lindsey.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during 1994:

     Form 8-K dated March 2, 1994; Item 2.

     Form 8-K/A Amendment No. 1 dated May 13, 1994;

     Form 8-K/A Amendment No. 2 dated August 8, 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                SMITH INTERNATIONAL, INC.

                                          -------------------------------------
                                                       (Registrant)

                                          By:   /s/  DOUGLAS L. ROCK
                                             ----------------------------------
                                                     DOUGLAS L. ROCK
                                                Chairman of the Board and
                                                 Chief Executive Officer

                                          By:   /s/  LOREN K. CARROLL
                                             ----------------------------------
                                                     LOREN K. CARROLL
                                               Executive Vice President and
                                                 Chief Financial Officer

Dated: August 12, 1994