Form 10-Q
period 1994-09-30
SMITH INTERNATIONAL INC
filed 1994-11-15
CIK 721083

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994 FILED ON NOVEMBER 15, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1994           COMMISSION FILE NUMBER 1-8514




                            SMITH INTERNATIONAL, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                               95-3822631
- -------------------------------                              ------------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


16740 HARDY STREET, HOUSTON, TEXAS                                  77032
- ----------------------------------------                           -------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           ZIP CODE

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (713) 443-3370
                                                               ---------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES X    NO
                                       ---.    ---.

         ON SEPTEMBER 30, 1994 THE REGISTRANT HAD 39,419,764 SHARES OF COMMON STOCK OUTSTANDING.

                           SMITH INTERNATIONAL, INC.



                         PART I.  FINANCIAL INFORMATION



         The condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 1994 and 1993 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                               1994            1993
                                                             --------       --------
                                                                   (Unaudited)
                                                                  (In thousands,
                                                              except per share data)
REVENUES...................................                  $ 455,661      $ 161,734

COST AND EXPENSES:
  Cost of Revenues.........................                    302,195        103,928
  Selling Expenses.........................                     80,540         29,617
  General and Administrative Expenses......                     30,925         16,033
                                                             ---------      ---------

       Total Costs and Expenses............                    413,660        149,578
                                                              --------       --------

INCOME FROM CONTINUING OPERATIONS BEFORE
  UNUSUAL ITEM, INTEREST AND TAXES.........                     42,001         12,156

UNUSUAL ITEM - LITIGATION SETTLEMENT (Note 6)                      ---         19,900

INTEREST EXPENSE, net......................                      5,801          2,216
                                                              --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST                     36,200         (9,960)

INCOME TAX PROVISION.......................                      4,430            220
                                                              --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST.................                     31,770        (10,180)

MINORITY INTEREST..........................                      6,367            ---
                                                              --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS...                     25,403        (10,180)

INCOME FROM DISCONTINUED OPERATIONS (Note 4)                       ---         73,623

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (Note 1).......................                        ---         (1,300)
                                                             ---------      ---------

NET INCOME.................................                     25,403         62,143

PREFERRED STOCK DIVIDENDS..................                        ---           (868)
                                                             ---------      ---------

NET INCOME APPLICABLE TO COMMON STOCK......                  $  25,403      $  61,275
                                                             =========      =========

PRIMARY EARNINGS PER COMMON SHARE (Note 2):
  Income (loss) from continuing operations.                  $     .65      $    (.30)
  Income from discontinued operations......                        ---           1.97
  Cumulative effect of change in accounting
    principle..............................                        ---           (.03)
                                                             ---------      ---------
   Net income...............................                  $    .65      $    1.64
                                                             =========      =========

AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING.......................                     39,036         37,380
                                                             =========      =========


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                               1994           1993
                                                             ---------      ---------
                                                                   (Unaudited)
                                                                  (In thousands,
                                                               except per share data)
REVENUES...................................                  $ 181,489      $  59,039

COST AND EXPENSES:
  Cost of Revenues.........................                    121,213         37,412
  Selling Expenses.........................                     32,253         10,621
  General and Administrative Expenses......                     11,406          5,421
                                                             ---------      ---------

       Total Costs and Expenses............                    164,872         53,454
                                                             ---------      ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
  UNUSUAL ITEM, INTEREST AND TAXES.........                     16,617          5,585

UNUSUAL ITEM - LITIGATION SETTLEMENT (Note 6)                      ---         19,900

INTEREST EXPENSE (INCOME), net.............                      2,522           (265)
                                                             ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST                     14,095        (14,050)

INCOME TAX PROVISION.......................                      1,900            108
                                                             ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST.................                     12,195        (14,158)

MINORITY INTEREST..........................                      2,846            ---
                                                             ---------      ---------

NET INCOME (LOSS)..........................                  $   9,349      $ (14,158)
                                                              ========       ========

NET INCOME (LOSS) PER COMMON SHARE (Note 2)                  $     .24      $    (.36)
                                                              ========       ========

AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING.......................                     39,267         38,902
                                                              ========       ========


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                   September 30,       December 31,
                                                      1994                1993
                                                   ------------        -----------
                                                           (Unaudited)
                                                          (in thousands)
CURRENT ASSETS:

  Cash and cash equivalents.................       $    7,254          $   101,561
  Receivables, less allowance of
    $9,077 in 1994 and $4,995 in 1993
    for doubtful accounts...................          185,506               67,830
  Inventories (Note 3)......................          201,236               88,369
  Prepaid expenses and other................           10,760                4,802
                                                   ----------          -----------

     Total current assets...................          404,756              262,562
                                                   ----------          -----------

RENTAL EQUIPMENT, net of accumulated
  depreciation of $24,350 in 1994 and
  $23,457 in 1993...........................           17,526               16,908
                                                   ----------          -----------

PLANT AND EQUIPMENT:

  Land......................................           31,895                  888
  Buildings.................................           66,765               16,284
  Machinery and equipment...................          362,511              136,575
                                                   ----------          -----------

                                                      461,171              153,747
  Less--accumulated depreciation............          361,485              115,938
                                                   ----------          -----------

  Net plant and equipment...................           99,686               37,809
                                                   ----------          -----------


OTHER ASSETS................................           38,733               28,253


GOODWILL (Note 4)...........................           49,911                2,954
                                                   ----------          -----------

TOTAL ASSETS................................       $  610,612          $   348,486
                                                   ==========          ===========


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      September 30,     December 31,
                                                          1994              1993
                                                      -------------     ------------
                                                       (Unaudited)
                                                              (in thousands,
                                                           except share data)
 CURRENT LIABILITIES:
   Short-term borrowings and current
     portion of long-term debt (Notes 4 and 5)        $   14,322        $      702
   Accounts payable...........................            54,161            24,763
   Accrued payroll and severance related costs            28,178            10,923
   Income taxes payable.......................             6,969             9,484
   Other......................................            51,969            34,198
                                                      ----------        ----------
        Total current liabilities.............           155,599            80,070
                                                      ----------        ----------

 LONG-TERM DEBT (Notes 4 and 5)...............           119,200            46,000
                                                      ----------        ----------

 DEFERRED INCOME TAXES........................             4,403             4,563
                                                      ----------        ----------

 OTHER LONG-TERM LIABILITIES..................            18,990             3,387
                                                      ----------        ----------

 MINORITY INTERESTS (Note 4)..................            69,558               ---
                                                      ----------        ----------
 COMMITMENTS AND CONTINGENT LIABILITIES

 SHAREHOLDERS' EQUITY:

   Common stock -
     Authorized-60,000,000 shares, $1 par
       value; issued and outstanding-
         39,419,764 shares in 1994 and
         39,311,447 in 1993...................            39,420            39,311
   Common stock warrants -
     Class A warrants: outstanding-208,952
       in 1994 and 225,520 in 1993............               ---               ---
     Class B warrants: outstanding-1,871,701
       in 1994 and 1,872,205 in 1993..........               ---               ---
     Class C warrants: outstanding-451,357
       in 1994 and 1993.......................             7,278             7,278
   Additional paid-in capital.................           272,525           271,582
   Accumulated deficit........................           (58,030)          (83,433)
   Cumulative translation adjustment..........            (4,417)           (6,358)
   Less-treasury securities, at cost (628,583
     common shares and 451,357 Class C
     warrants in 1994 and 1993)...............           (13,914)          (13,914)
                                                      ----------        ----------


        Total shareholders' equity............           242,862           214,466
                                                      ----------        ----------

 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....        $  610,612        $  348,486
                                                      ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                             1994        1993
                                                           --------    --------
                                                                (unaudited)
                                                               (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss) from continuing operations.........     $ 25,403    $(11,480)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities excluding the
   net effects of the acquisitions of M-I Drilling
   Fluids Company and Supradiamant:
     Depreciation and amortization....................       16,578       9,021
     Provision for losses on accounts receivable......        1,092         743
     Gain on disposal of fixed assets.................       (2,434)     (1,029)
     Foreign currency translation.....................        1,127         547
     Change in receivables............................         (933)     14,986
     Change in inventories............................      (17,491)      2,837
     Change in accounts payable.......................       (9,972)    (11,370)
     Changes in other current assets and liabilities..       (5,170)      2,688
     Changes in other noncurrent assets and
       liabilities....................................       (8,637)        916
                                                           --------    --------
          Subtotal....................................         (437)      7,859
 Net results of discontinued operations...............          ---      (6,483)
                                                           --------    --------
 Net cash provided by (used in) operating activities..         (437)      1,376
                                                           --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of M-I Drilling Fluids Company (Note 4)..     (160,000)        ---
 Acquisition of Supradiamant (Note 4).................       (6,363)        ---
 Proceeds from sale of DDS business (Note 4)..........          ---     247,703
 Expenses paid related to DDS sale....................          ---     (38,312)
 Fixed asset additions................................      (17,003)     (9,331)
 Proceeds from disposal of other fixed assets.........        3,254       3,896
                                                           --------    --------

 Net cash provided by (used in) investing activities..     (180,112)    203,956
                                                           --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of long-term debt.............       92,000         ---
 Net increase (decrease) in short-term borrowing......        1,980     (32,818)
 Repayment of long-term debt..........................       (8,800)    (67,182)
 Proceeds from exercise of stock options and warrants.        1,052         204
 Purchase of treasury stock...........................          ---        (366)
 Dividends on preferred stock.........................          ---        (868)
                                                           --------    --------

 Net cash provided by (used in) financing activities..       86,232    (101,030)
                                                           --------    --------

 Effect of exchange rate changes on cash..............           10        (194)
                                                           --------    --------

 Increase (decrease) in cash and cash equivalents.....      (94,307)    104,108
 Cash and cash equivalents at beginning of period.....      101,561      16,249
                                                           --------    --------

 Cash and cash equivalents at end of period...........     $  7,254    $120,357
                                                           ========    ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid for interest...............................     $  3,563    $  6,739
 Cash paid for income taxes...........................        3,417       1,802


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

                                  (UNAUDITED)



                                       COMMON STOCK       COMMON STOCK WARRANTS
                                    ------------------    ---------------------    ADDITIONAL    ACCUM-    CUMULATIVE
                                     NUMBER                NUMBER                   PAID-IN     ULATED    TRANSLATION
                                    OF SHARES   AMOUNT    OF SHARES      AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT
                                    ---------   ------    ---------      ------    ---------   --------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1993......   39,311,447  $39,311    2,549,082      $7,278     $271,582   $(83,433)    $(6,358)
EXERCISE OF EMPLOYEE STOCK
  OPTIONS.......................       91,245       91          ---         ---          815        ---         ---
EXERCISE OF COMMON STOCK
  WARRANTS......................       17,072       18      (17,072)        ---          128        ---         ---
NET INCOME......................          ---      ---          ---         ---          ---     25,403         ---
TRANSLATION ADJUSTMENT FOR THE
  PERIOD........................          ---      ---          ---         ---          ---        ---       1,941
                                   ----------  -------    ---------      ------     --------   --------     -------
BALANCE, SEPTEMBER 30, 1994.....   39,419,764  $39,420    2,532,010      $7,278     $272,525   $(58,030)    $(4,417)
                                   ==========  =======    =========      ======     ========   ========     =======


                                               TREASURY SECURITIES
                                   -------------------------------------------
                                    NUMBER OF              NUMBER OF
                                   COMMON SHARES   AMOUNT   WARRANTS    AMOUNT
                                   -------------   ------   ---------   ------

                                     (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1993......    (628,583)    $(6,636)  (451,357)  $(7,278)
EXERCISE OF EMPLOYEE STOCK
  OPTIONS.......................         ---         ---        ---       ---
EXERCISE OF COMMON STOCK
  WARRANTS......................         ---         ---        ---       ---
NET INCOME......................         ---         ---        ---       ---
TRANSLATION ADJUSTMENT FOR THE
  PERIOD........................         ---         ---        ---       ---
                                    --------     -------   --------   -------
BALANCE, SEPTEMBER 30, 1994.....    (628,583)    $(6,636)  (451,357)  $(7,278)
                                    ========     =======   ========   =======





   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (All data with respect to the three and nine months
                ended September 30, 1994 and 1993 is unaudited.)



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

2)       EARNINGS PER SHARE

         Earnings per common and common equivalent share has been computed on the basis of the weighted average number of common and common equivalent shares outstanding during the three and nine month periods ended September 30, 1994 and 1993 after deducting preferred dividends for the nine months ended September 30, 1993. Earnings per share assuming full dilution is substantially the same as primary earnings per share as presented for the three and nine months ended September 30, 1994 and 1993. As the Company incurred a net loss applicable to common stock for the three months ended September 30, 1993, the equivalent shares are antidilutive for that period and, therefore, are not added to the average shares outstanding when calculating the loss per common share.

3)       INVENTORIES

         Inventories consisted of the following:

                                                         September 30,      December 31,
                                                             1994                1993
                                                         -------------      -------------
                                                                  ($000 omitted)
    Raw Materials...................                      $ 22,996            $ 10,965


    Work in Process.................                        32,193              13,551

    Finished Goods..................                       158,095              75,001
                                                          --------            --------

                                                           213,284              99,517
  Less: reserve to state certain
    domestic inventories($95,284
    in 1994 and $77,312 in 1993)
    on a LIFO basis.................                       (12,048)            (11,148)
                                                          --------            --------

                                                          $201,236            $ 88,369
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

         The historical balance sheet of the Company at December 31, 1993 included the historical accounts of A-Z/Grant and Lindsey and certain purchase accounting adjustments on an estimated basis. During the third quarter of 1994, the Company revised its valuation of the tangible assets acquired and other costs necessary to reorganize the operations of A-Z/Grant and Lindsey. The Company has restated its December 31, 1993 balance sheet for such revisions by increasing inventories by $6.7 million, other assets by $0.8 million and other liabilities by $0.1 million and decreasing rental equipment, net by $3.6 million and plant and equipment, net by $3.8 million.

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

         The historical balance sheet of the Company at September 30, 1994 includes the historical accounts of M-I and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of M-I including assessing the fair market value of the tangible assets acquired and the total amount of costs that may be necessary to reorganize the operations of M-I. Upon completion of these evaluations during 1994, any additional adjustments will be recorded and the adjusted excess purchase price over net tangible assets acquired resulting from the revised allocation of purchase price will be recorded as revisions to goodwill in accordance with purchase accounting rules and principles.

Acquisition of Supradiamant

         On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamond and cubic boron nitride. In 1993, Supradiamant reported revenues of approximately $7.0 million. Summarized unaudited pro forma results from continuing operations of Supradiamant for the three and nine month periods ended September 30, 1993 and 1994 are not significant to the Company.

         The historical balance sheets of the Company at September 30, 1994 includes the historical accounts of Supradiamant and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of Supradiamant including assessing the fair market value of the tangible assets acquired and the total amount of costs that may be necessary to reorganize their operations. Upon completion of these evaluations during 1994, any additional adjustments will be recorded and the excess purchase price over net tangible assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

                 The summarized unaudited pro forma results from continuing operations for the three and nine month periods ended September 30, 1994 and 1993 assuming the acquisitions of A-Z/Grant and Lindsey and M-I had been made on January 1, 1994 and 1993 are as follows (dollars in millions except per share amounts):

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                           ------------------   -----------------
                                              1994      1993      1994      1993
                                            -------   -------   -------   -------
Unaudited pro forma revenues.............  $  181.5  $  174.1  $  531.0  $  482.4
                                           ========  ========  ========  ========
Unaudited pro forma income (loss) from
  continuing operations..................  $    9.3  $  (12.6) $   23.9  $   (9.5)
                                           ========  ========  ========  ========
Unaudited pro forma income (loss) from
  continuing operations per common share.  $   0.24  $  (0.32) $   0.61  $  (0.28)
                                           ========  ========  ========  ========


5)       DEBT

         In July 1994, M-I established a $20 million revolving line of credit with the Company's existing bank lenders. The revolving line of credit expires in July 1995 and bears interest at LIBOR + 3/4 percent. M-I Drilling Fluids Company has borrowing capacity under this domestic line of credit at September 30, 1994 of $20 million. The Company has guaranteed its proportional 64% interest of the M-I Drilling Fluids Company line of credit or approximately $12.8 million.

         At September 30, 1994, the Company has borrowing capacity under its domestic and international lines of credit of approximately of $41.8 million and $6.9 million, respectively, for a total borrowing capacity of $48.7 million.

6)       LITIGATION MATTERS

         In September 1993, the Company agreed to settle a class action civil lawsuit pending in the federal district court in Houston. The Company recorded a special charge of $19.9 million, which is presented as an unusual item in the accompanying 1993 consolidated statements of operations, to cover the cost of the settlement and related estimated legal fees and other costs and expenses.


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

         The proceeds of the DDS sale have enabled the Company to pursue its strategic growth objective and reduce its debt burden. The Company used $102.6 million of the cash proceeds to repay debt of the Company. In addition several key acquisitions have been accomplished as part of the Company's strategic program. On December 22, 1993, the Company purchased the product line assets of A- Z International, Grant Oil Tools, and Lindsey Completion Systems. On February 28, 1994, the Company acquired a 64% majority interest in M-I Drilling Fluids Company, an acknowledged world leader in drilling fluid systems, from Dresser Industries, Inc. On July 1, 1994, the Company acquired Supradiamant, S.A., a leading manufacturer of diamond products, to strengthen the Company's Megadiamond product line. These acquisitions complement the Company's existing core products in forming one of the more complete packages of expendable products to the oil and gas drilling and production industry.

FIRST NINE MONTHS OF 1994 COMPARED TO FIRST NINE MONTHS OF 1993

RESULTS OF OPERATIONS

REVENUES

         The products manufactured and the services provided by the Company fall into three product and service groups that are marketed throughout the world. The following table sets forth the amounts and percentages of revenues by major product group and area, as well as average rig count data:

                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                               1994                   1993
                                          Amount     %        Amount       %
                                          ------    ---      -------      ----
                                                    (dollars in millions)
Breakdown by Product Group:
    Drill Bits..........................  $ 129.8      29%     $ 118.6       73%
    Drilling Fluids.....................    258.7      57          ---       --
    Drilling and Completion Services....     67.2      14         43.1       27
                                          -------    ----      -------     ----

                 Total.................   $ 455.7     100%     $ 161.7      100%
                                          =======    ====      =======     ====

Breakdown by Areas:
    Domestic............................  $ 200.3      44%     $  71.5       44%
    Export..............................     42.5       9         21.8       14
    International operations............    212.9      47         68.4       42
                                          -------    ----      -------     ----

                 Total.................   $ 455.7     100%     $ 161.7      100%
                                          =======    ====      =======     ====

Average Active Rig Count:
    Domestic............................      758                  719
    Canada..............................      249                  172
    International (excluding Canada)....      735                  771
                                             -----                -----

                 Total.................     1,742                1,662
                                          =======              =======

DRILL BITS

                 Drill bit revenues are generated from the sale of petroleum drill bits and mining bits. Petroleum drill bit revenues increased $10.3 million or 9.7% from $106.2 million in the first nine months of 1993 to $116.5 million in the first nine months of 1994 due primarily to higher sales in Canada and the United States resulting from the increase in drilling activity, the acquisition of Supradiamant and increase sales in the Far East. These increases were partially offset by reduced sales in Europe/Africa. Mining bit revenues increased $0.9 million or 7.3% from $12.4 million in 1993 to $13.3 million in 1994 due to higher sales in Europe/Africa and Latin America.

DRILLING FLUIDS

                 Drilling Fluids revenues represents seven month's operations related to the recently acquired M-I Drilling Fluids business. Drilling Fluids revenues increased approximately $23.6 million or 10.0% over the same period in 1993 due primarily to increased revenues in North America, the Far East and Canada.

DRILLING AND COMPLETION SERVICES

                 Drilling and completion services revenues increased $24.1 million or 55.9% from $43.1 million in the first nine months of 1993 to $67.2 million in the first nine months of 1994. The higher revenue levels were primarily due to the acquisition of the A-Z/Grant and Lindsey product lines and increased sales volumes in the United States and Colombia. These increases were partially offset by reduced sales in the Middle East.

         For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                      For the Nine Months Ended September 30,
                                      --------------------------------------
                                            1994                  1993
                                      -----------------     -----------------
                                       Amount       %        Amount       %
                                      --------    -----     --------    -----
                                                 (dollars in millions)
Revenues............................. $ 455.7      100%     $ 161.7      100%
                                      -------     ----      -------     ----

Costs and Expenses:
  Cost of revenues...................   302.2       66        103.9       64
  Selling expenses...................    80.6       18         29.6       18
  General and administrative expenses    30.9        7         16.1       10
                                      -------     ----      -------     ----

         Total costs and expenses.....  413.7       91        149.6       92
                                       ------     ----      -------     ----

Income from continuing operations
  before unusual item, interest and
  taxes..............................    42.0        9         12.1        8
Unusual item - litigation settlement     ---        --         19.9       12
Interest expense, net................     5.8        1          2.2        2
                                      -------     ----      -------     ----
Income (loss) from continuing
 operations before taxes and
 minority interest...................    36.2        8        (10.0)      (6)
Income tax provision.................     4.4        1          0.2        -
                                      -------     ----      -------     ----
Income (loss) from continuing
 operations before minority interest.    31.8        7        (10.2)      (6)
Minority interest....................     6.4        1          ---        -
                                      -------     ----      -------     ----
Income (loss) from continuing
  operations......................... $  25.4        6%     $ (10.2)      (6)%
                                      =======     ====      =======     ====

         Total revenues increased by $294.0 million from $161.7 million in the first nine months of 1993 to $455.7 million in the first nine months of 1994. The increase primarily reflects the acquisitions of M-I, A-Z/Grant and Lindsey and Supradiamant. In addition, revenues increased due to higher North American drilling activity, increased drill bit sales in the Far East and increased drilling and completion services volume in the United States and Colombia. These factors were partially offset by a decrease in revenues due to lower drilling activity in the Europe/Africa region and the Middle East.

         Gross profit increased by $95.7 million from $57.8 million in 1993 to $153.5 million in 1994. The increase was due primarily to the acquisitions of M-I, A-Z/Grant and Lindsey and Supradiamant, higher volumes in Canada and the United States and lower operating costs in the United States.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased from $45.7 million in 1993 to $111.5 million in 1994 due primarily to the additional expenses associated with the newly acquired companies and increased variable costs related to the higher revenue levels partially offset by lower legal expenses. Operating expenses as a percentage of revenues decreased from 28.3% in 1993 to 24.5% in 1994.

         During September 1993, the Company agreed to settle a class action civil lawsuit and recorded a charge of $19.9 million related to such settlement and related legal fees and expenses. This amount is presented as an unusual item in the accompanying 1993 consolidated statements of operations.

         Interest expense increased $3.6 million between periods due to increased interest expense resulting from higher debt levels and higher interest rates as well as decreased interest income from reduced short-term investments as these funds were used for the Company's acquisitions.

         The tax provision of $4.4 million in 1994 consists primarily of foreign taxes on income. The increase between periods was due primarily to taxes on foreign earnings of M-I.

         Minority interest principally represents the 36% minority interest in the earnings of M-I.

THIRD QUARTER OF 1994 COMPARED TO THIRD QUARTER OF 1993

RESULTS OF OPERATIONS

REVENUES

                                             For the Three Months Ended
                                                   September 30,
                                         ----------------------------------------
                                               1994                  1993
                                          ----------------     -----------------
                                           Amount      %        Amount       %
                                          --------    ----     --------     ----
                                                    (dollars in millions)
Breakdown by Product Group:
    Drill Bits..........................   $  46.2      25%     $  42.8       73%
    Drilling Fluids.....................     111.7      62          ---       --
    Drilling and Completion Services....      23.6      13         16.2       27
                                           -------     ---      -------      ---
                 Total.................    $ 181.5     100%     $  59.0      100%
                                           =======     ===      =======      ===

Breakdown by Areas:
    Domestic............................   $  75.9      42%     $  27.1       46%
    Export..............................      15.7       9          8.8       15
    International operations............      89.9      49         23.1       39
                                           -------     ---      -------      ---
                 Total.................    $ 181.5     100%     $  59.0      100%
                                           =======     ===      =======      ===

Average Active Rig Count:
    Domestic............................       783                  795
    Canada..............................       277                  169
    International (excluding Canada)....       717                  768
                                           -------              -------
                 Total.................      1,777                1,732
                                           =======              =======

DRILL BITS

         Petroleum drill bit revenues increased $2.9 million or 7.5% from $38.7 million in the third quarter of 1993 to $41.6 million in the third quarter of 1994 due primarily to higher sales in Canada resulting from the increase in drilling activity and the acquisition of Supradiamant. These increases were partially offset by reduced sales in the Europe/Africa region due to lower drilling activity. Mining bit revenues increased $0.5 million or 12.2% from $4.1 million in the third quarter of 1993 to $4.6 million in the third quarter of 1994 due to higher sales in Europe/Africa and Canada.

DRILLING FLUIDS

         Drilling Fluids revenues represents the third quarter's operations related to the recently acquired M-I Drilling Fluids business. Drilling Fluids revenues increased approximately $4.6 million or 4.3% over the third quarter of 1993 due primarily to increased revenues in the Far East, Canada and Latin America.

DRILLING AND COMPLETION SERVICES

         Drilling and completion services revenues increased $7.4 million or 45.7% from $16.2 million in the third quarter of 1993 to $23.6 million in the second quarter of 1994. The higher revenue levels were primarily due to the acquisition of the A-Z/Grant and Lindsey product lines and increased sales volumes in the United States and Colombia.

         For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                      For the Three Months Ended September 30,
                                      ----------------------------------------
                                            1994                    1993
                                      -----------------     -------------------
                                       Amount       %        Amount         %
                                      --------    -----     --------      -----
                                                 (dollars in millions)
Revenues............................. $ 181.5      100%     $  59.0        100%
                                      -------     ----      -------       ----
Costs and Expenses:
  Cost of revenues...................   121.2       67         37.4         63
  Selling expenses...................    32.3       18         10.6         18
  General and administrative expenses    11.4        6          5.4          9
                                      -------     ----      -------       ----

         Total costs and expenses.....  164.9       91         53.4         90
                                      -------     ----      -------       ----
Income from continuing operations
  before unusual item, interest and
  taxes..............................    16.6        9          5.6         10
Unusual item - litigation settlement.     ---       --         19.9         34
Interest expense (income), net.......     2.5        1         (0.2)         1
                                      -------     ----      -------       ----
Income (loss) from continuing
  operations before taxes and
  minority interest..................    14.1        8        (14.1)       (24)
Income tax provision.................     1.9        1          0.1          -
                                      -------     ----      -------       ----
Income (loss) from continuing
  operations before minority interest    12.2        7        (14.2)       (24)
Minority interest....................     2.9        2          ---         -
                                      -------     ----      -------       ----
Income (loss) from continuing
  operations......................... $   9.3        5%     $ (14.2)       (24)%
                                      =======     ====      =======     ====

         Total revenues increased by $122.5 million from $59.0 million in the third quarter of 1993 to $181.5 million in the third quarter of 1994. The increase primarily reflects the acquisitions of M-I, A-Z/Grant and Lindsey and Supradiamant. In addition, revenues increased due to higher North American drilling activity and increased drilling and completion services revenues in the United States and Colombia.

         Gross profit increased by $38.7 million from $21.6 million in 1993 to $60.3 million in 1994. The increase was due primarily to the acquisitions of M-I, A-Z/Grant and Lindsey and Supradiamant, increased volumes in Canada and the United States and higher volumes in Colombia.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased from $16.0 million in 1993 to $43.7 million in 1994 due primarily to the additional expenses associated with the newly acquired companies and increased variable costs related to the higher revenue levels partially offset by lower legal expenses. Operating expenses as a percentage of revenues decreased from 27.1% in 1993 to 24.1% in 1994.

         During September 1993, the Company's agreed to settle a class action civil lawsuit and recorded a charge of $19.9 million related to such settlement and related legal fees and expenses. This amount is presented as an unusual item in the accompanying 1993 consolidated statements of operations.

         Interest expense increased $2.7 million between periods due to increased interest expense resulting from higher debt levels and higher interest rates as well as decreased interest income from reduced short-term investments as these funds were used for the Company's acquisitions.

         The tax provision of $1.9 million in 1994 consists primarily of foreign taxes on income. The increase between periods was due primarily to foreign taxes on foreign earnings of M-I.

         Minority interest principally represents the 36% minority interest in the earnings of M-I.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at September 30, 1994, totaled $7.3 million or a decrease of $94.3 million from the Company's cash position at December 31, 1993. The Company's current ratio also decreased to 2.60 to 1 at September 30, 1994 from 3.28 to 1 at December 31, 1993. The decrease in cash and the current ratio was due primarily to the acquisitions of the 64% interest in M-I Drilling Fluids Company for $160 million using $80 million of its cash and issuing a note payable to Dresser for $80 million and Supradiamant, S.A. from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash.

         The Company refinanced the Dresser note payable in March 1994 with a $40 million term loan from two of its insurance company lenders and a $65 million revolving line of credit from a bank group. The term loan bears interest at a rate of 6.02 percent and is payable over a four year period ending in January 1998. The revolving line of credit expires in March 1997 and bears interest at a rate ranging from LIBOR +3/4 percent to LIBOR +1-1/2 percent based upon the debt-to-total capitalization of the Company. The Company has borrowing capacity under its domestic line of credit at September 30, 1994 of approximately $21.8 million.

         In July 1994, M-I established a $20 million revolving line of credit with the Company's existing bank lenders. The revolving line of credit expires in July 1995 and bears interest at LIBOR +3/4 percent. M-I Drilling Fluids Company has borrowing capacity under this domestic line of credit at September 30, 1994 of $20 million. The Company has guaranteed its proportional 64% interest of the M-I Drilling Fluids Company line of credit or approximately $12.8 million.

         The Company also has various international borrowing facilities totaling approximately $14.3 million. The Company has borrowing capacity under its international credit facilities at September 30, 1994 of approximately $6.9 million. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

                           SMITH INTERNATIONAL, INC.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

             27  -  Financial Data Schedule

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




                                        SMITH INTERNATIONAL, INC.
                                              (Registrant)


                                        By:  /s/  DOUGLAS L. ROCK
                                             DOUGLAS L. ROCK
                                             Chairman of the Board and
                                             Chief Executive Officer




                                        By:  /s/  LOREN K. CARROLL
                                             LOREN K. CARROLL
                                             Executive Vice President and
                                             Chief Financial Officer





Dated: November 14, 1994

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

27       Financial Data Schedule.
