Form 10-K405
SMITH INTERNATIONAL INC
filed 1995-03-14
CIK 721083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-8514

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

     Aggregate market value of voting stock held by non-affiliates on March 3, 1995: $527,271,068 (38,698,794 shares at closing price on New York Stock Exchange of $13.625). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

             COMMON SHARES OUTSTANDING ON MARCH 3, 1995  39,558,993

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement related to the Registrant's 1995 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/X/]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Smith International, Inc. ("Smith" or the "Company") is a leading worldwide supplier of products and services used in the drilling of oil and gas wells. Smith produces and markets drilling fluids and systems through its M-I Drilling Fluids Unit. Smith also manufactures and markets technologically advanced drill bits through its Smith Drill Bits Unit, and manufactures and markets drilling and completion products and services through its Smith Drilling and Completion Services Unit. Approximately 97% of services to the Company's revenues are derived from the oil and gas drilling industry with the remainder related to the mining and industrial markets.

     The Company began providing drilling fluids and systems to the oil and gas drilling industry in March 1994 upon acquiring a 64% interest in M-I Drilling Fluids L.L.C. The following table sets forth the revenues attributable to continuing operations of the Company for its three business units:

                                                    1994             1993             1992
                                                -------------    -------------    -------------
                                                AMOUNT     %     AMOUNT     %     AMOUNT     %
                                                ------    ---    ------    ---    ------    ---
                                                             (DOLLARS IN MILLIONS)
    Drilling fluids..........................   $382.6     59    $   --     --    $   --     --
    Drill bits...............................    179.2     27     162.3     73     145.5     69
    Drilling and completion services.........     92.1     14      58.4     27      65.2     31
                                                ------    ---    ------    ---    ------    ---
              Total..........................   $653.9    100    $220.7    100    $210.7    100
                                                ======    ===    ======    ===    ======    ===

RECENT ACQUISITIONS AND DIVESTITURES

  Sale of Directional Drilling Business

     On March 29, 1993, the Company sold its directional drilling systems and services (DDS) business and certain of its subsidiaries and other affiliates to Halliburton Company (Halliburton) for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock was sold for $247.7 million. As a result, the Company recorded income in 1993 from discontinued operations of $73.6 million including the gain from the sale of the DDS business of $80.1 million. The gain included provisions for various fees, expenses and taxes related to the DDS sale. The DDS business reported revenues of approximately $36.3 million in the first three months of 1993 and $158.7 million in 1992. The DDS business reported operating losses of $6.5 million in the first three months of 1993 and $3.0 million in 1992.

     The Company used a portion of the proceeds of the DDS sale to repay certain debt of the Company. For further discussion, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Acquisitions of A-Z/Grant and Lindsey

     On December 22, 1993, the Company acquired the product line assets of A-Z/Grant and Lindsey Completion Systems (A-Z/Grant and Lindsey) from MASX Energy Services Group, Inc. for $19.0 million in cash. The acquired A-Z/Grant and Lindsey operations are leading providers of downhole tools, remedial services and liner hangers to the oil and gas drilling industry. A-Z/Grant and Lindsey reported unaudited revenues of $31.6 million in 1993 and $29.0 million in 1992. The acquisition was accounted for as a purchase effective December 22, 1993. The unaudited results of A-Z/Grant and Lindsey from December 22, 1993 to December 31, 1993 were not significant to the operations of the Company.

  Acquisition of M-I Drilling Fluids L.L.C.

     Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids L.L.C. (M-I) from Dresser Industries, Inc. (Dresser) for $160.0 million. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I is a leading provider of environmentally sensitive drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest in M-I using $80.0 million of its cash and issuing a note payable to Dresser for $80.0 million. For further discussion, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." This acquisition was accounted for as a purchase. M-I reported unaudited revenues of $458.0 million in 1994, $405.8 million in 1993 and $382.6 million in 1992.

  Acquisition of Supradiamant

     On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamonds and cubic boron nitride. This acquisition was accounted for as a purchase. Supradiamant reported unaudited revenues of $7.1 million in 1994, $7.5 million in 1993 and $6.8 million in 1992.

     With the completion of the aforementioned acquisitions, the Company has established itself as a leading supplier of expendable drilling products to the oil and gas drilling industry. On an unaudited pro forma basis, the combined total revenues of all of the Company's businesses totaled $733.1 million in 1994 and $664.1 million in 1993.

  Acquisition of Baker Hughes Treatment Services in 1995

     Effective January 1, 1995, M-I (through its Swaco Geolograph division) acquired Baker Hughes Treatment Services (BHTS) from Baker Hughes, Inc. for approximately $5.1 million in cash. BHTS is a leading supplier of waste minimization, product recovery services, water treatment, downhole injection and reserve pit remediation services to the oilfield industry. This acquisition was accounted for as a purchase. BHTS reported unaudited revenues of approximately $10.7 million in 1994, $9.8 million in 1993 and $4.1 million in 1992.

INDUSTRY OVERVIEW

     Substantially all of the Company's products and services are used in the process of drilling oil and natural gas wells. Therefore, the level of drilling activity is a useful general indicator of the demand for the products and services of the Company at any given time. The level of drilling activity is determined by a variety of factors over which the Company has no control, including the current and anticipated market price of crude oil and natural gas, the production levels of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and gas producers, the regional supply and demand for oil and natural gas, the level of worldwide economic activity and the long-term effect of worldwide energy conservation measures. The worldwide average active rig count increased 3.3% from 1,713 in 1993 to 1,769 in 1994, primarily due to the 10.1% increase in the average North American rig count between 1993 and 1994.

     Management anticipates that total drilling activity in 1995 will approximate 1994 activity levels. North American drilling activity is expected to decline due to the continued weakness in natural gas prices. A good portion of this decline is expected to be offset by higher drilling activity outside North America, principally in West Africa, the Far East and the North Sea. Management believes that the Company is well positioned to benefit from the increase in oil and gas drilling activity outside North America.

BUSINESS OPERATIONS

  Drilling Fluids

     Products and Services. Through the acquisition of M-I in March 1994, the Company provides drilling fluids systems, products, and technical services to end users engaged in drilling oil, natural gas, and geothermal wells worldwide. Drilling fluid products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, keep rock cuttings in suspension to remove them from the hole, and maintain the stability of the wellbore. Technical services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include recommending products and systems during the well planning phase, testing drilling fluid properties and recommending adjustments during the drilling phase, and analyzing well results after the well is completed to improve the performance of wells to be drilled in the future.

     M-I offers water-based, oil-based, and synthetic-based drilling fluid systems. These are chemically complex systems, comprised of a number of products designed to ensure that the diverse functions of the fluid are met. Weighting agents, composed of high specific gravity materials such as barite and hematite are added to drilling fluid systems to increase their density. When drilling through pressurized zones, the added weight creates hydrostatic pressures that hold back formation pressures and prevent an influx of fluids from the formation into the hole. Thickening agents, or viscosifiers, produce the viscosity needed to remove the cuttings from the bit and provide adequate gel strength to suspend the cuttings when circulation is interrupted. Bentonite, a naturally occurring clay, is the most widely used viscosifier. Polymers are used to control viscosity and gel strengths and for thinning a fluid that has become too thick from formation cuttings. Loss circulation materials, such as fibers, flakes, and shells, plug pores in the formation to prevent the loss of mud. Finally, specialty products are used in certain circumstances to complement the base products, acting to reduce torque and drag, free stuck pipe, or enhance temperature stability.

     Oil-based drilling fluids are used to drill water-sensitive shales, to reduce torque and drag, and to drill in areas where stuck pipe is likely to occur. These systems are low viscosity systems that sharply increase rates of penetration in certain drilling areas of the world. Synthetic-based drilling fluids are used in similar drilling environments and often exceed the superior performance characteristics of oil-based drilling fluids.

     M-I's geothermal/air drilling operations provides air drilling services to the geothermal, oil and gas drilling markets. These services include the rental of high-volume, high-pressure compressors and related equipment, along with expert technical support and fluid products associated with air drilling.

     Through its Swaco Geolograph operations, a complete line of solids control, pressure control, and rig instrumentation products are offered to the worldwide drilling market on both a sale and rental basis. Key products in the pressure control line include the D-Gasser and Super Choke which hold dominant market positions. The solids control product line of shakers, hydroclones, and centrifuges have been designed to offer operators the option to drill "dry locations", where drilling fluid waste is minimized and handled in an environmentally-safe manner. Swaco Geolograph's rig instrumentation line features the SMART Data Acquisition System, an advanced monitoring system that measures, monitors, and displays the drilling status of a well with high speed accuracy.

     With the acquisition of Baker Hughes Treatment Services (BHTS) in January 1995, Swaco Geolograph will become the world's largest supplier of waste minimization and product recovery services to the oilfield industry. BHTS also expands Swaco Geolograph's product line to include water treatment, downhole injection, and reserve pit remediation services.

     Competition. The major competitors in the worldwide drilling fluids industry are Baroid Drilling Fluids (a division of Dresser), Inteq (a division of Baker-Hughes, Inc.) and Dowell Drilling Fluids (a division of Schlumberger, Inc.). While these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally-based competitors and foreign multinational drilling fluids suppliers as well as limited product producers that market their products without technical services.

     Competition within the drilling fluids industry is primarily based on the performance of the system in meeting customers' drilling objectives, the quality and experience of the field engineers, pricing, locational or other operational advantages, well planning capabilities in the design of a drilling fluids program, and the technical support of field engineers.

  Drill Bits

     Products. The Company's Drill Bits unit designs, manufactures and markets drill bits used in drilling oil and gas wells and mining applications. The Company offers over 900 drill bits under the Smith Tooltm, Smith Diamondtm and Smith Miningtm product lines. Drill bit sizes range from 3 1/2 to 28 inches in diameter for the petroleum industry and from 2 15/16 to 17 1/2 inches in diameter for the mining industry. Most bits manufactured by the Company are three-cone drill bits. The surfaces of the cones are comprised of different types of pointed structures that are referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert") which is usually tungsten carbide.

     The Company also manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamonds. The Company manufactures PDC's and cubic boron nitride at its SII Megadiamond, Inc. (Megadiamond) and Supradiamant subsidiaries. These ultrahard materials are used in the Company's diamond drill bits and in other specialized cutting tools. Megadiamond developed and uses patented processes for applying diamonds to a curved surface with multiple transition layers. The Company believes that the transition layer diamond insert significantly improves the ability of diamond shear bits to drill in harder and more abrasive formations. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provides the Company a cost and technological advantage with respect to these products. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology into Smith drill bits, across other Smith product lines and into several non-energy cutting tool markets. Diamond enhanced products last longer, increase penetration rates, which decreases overall drilling costs in certain formations. The Company believes that its ability to develop specialized diamond inserts for specific applications will provide new business opportunities such as Diamond Enhanced Insert roller cone bits and Impaxtm hammer bits as well as non-energy cutting tool markets.

     The cutting structures in mining bits are principally tungsten carbide inserts ("TCI"). Mining bits are typically utilized for shallow drilling to place explosives for blasting in open pit mining operations. Other mining bits using both tungsten carbide and diamond enhanced inserts have been designed for use with air driven percussion tools and are known as hammer bits.

     Competition. Besides the Company, Hughes Christensen (a division of Baker-Hughes, Inc.), Security/DBS (a division of Dresser), and Reed/Hycalog (a division of Camco International, Inc.) are the three major competitors in the petroleum drill bit business. While the Company and Hughes Christensen maintain the leading shares of worldwide revenues of three-cone drill bits, they compete with over 20 other competitors.

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

  Drilling and Completion Services

     Products and Services. The Smith Drilling and Completion Services Unit manufactures and markets downhole drilling tools and tubular drill string components and provides related drilling and completion services for drilling oil and gas wells. These tubular products, which are manufactured with the Drilco product line, include drill collars to provide drilling weight to the bit, Hevi-Watetm drill pipe to provide stress transition between drill collars and conventional drill pipe or to provide drilling weight to the bit in horizontal drilling, connecting subs to attach drill string members of differing diameters and connections and kellys to rotate the drill string on conventional drilling rigs. The Company's downhole tools are sold or rented to the end users, and include stabilizers to centralize the drill string and reamers to maintain a uniform hole diameter.

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

     In addition to the above, the recently acquired A-Z/Grant products and services provide a further strengthening to the Servco and Drilco product lines. A-Z/Grant adds whipstock technology to Servco through its patented Packstocktm and Anchorstocktm sidetrack systems. Well abandonment services are also enhanced by the addition of the Dynacuttm Wellhead Severance system.

     Grant tools adds further strengthening to Drilco through the addition of a full line of rotating drilling heads and a computerized connection torque monitoring system. The combinations of A-Z/Servco and Drilco/Grant strengthen, enhance and position both product lines as market leaders in technology and geographic presence.

     Lindsey Completion Systems, a part of the A-Z/Grant acquisition offers a product line expansion for the Company. The Lindsey product line provides hanger systems and cementing equipment which are prevalent in deep wells and critical completion systems.

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

INTERNATIONAL OPERATIONS

     Sales to the international oil drilling markets are a key strategic focus of Smith management, and the Company markets its products and services through its subsidiaries, joint ventures and sales agents in virtually all petroleum producing areas of the world, including Canada, the North Sea/Europe, the Middle East, Mexico, Central and South America, Asia/Pacific and Africa. As a result, 57% of the Company's total revenues from continuing operations in 1994 were generated from sales in the international markets, compared to 53% in 1993. Approximately 52% of the Company's revenues in 1994 are denominated in U.S. dollars as compared to 61% in 1993.

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

SALES AND DISTRIBUTION

     The Company markets its products on a worldwide basis, employing Company sales personnel and independent sales agents. In addition, independent distributors and unconsolidated joint ventures market drilling fluid products in many locations. Sales efforts are also directed to end users in the drilling industry including independent drilling contractors, major and independent oil companies and national oil companies.

     The Company's sales force is supported by field service centers worldwide. The Company considers that its worldwide sales position has been significantly enhanced by its field service centers presently maintained in every major oil and gas producing area. These field service centers serve as bases for the sales force and rental tool operations and also provide an opportunity to market a wider range of the Company's products than could be marketed by a sales office. The Company's field service centers are also important factors in maintaining good customer relations since they are designed primarily for repair and maintenance of drill string components and rental tools.

MANUFACTURING

     The Company's manufacturing operations, along with quality control support, are designed to ensure that all products and services marketed by the Company will meet standards of performance and reliability consistent with the Company's reputation in the industry.

     Management estimates that the Company has available manufacturing facilities to accommodate a worldwide demand level equivalent to approximately 3,000 average active drilling rigs which compares to approximately 1,700 average active drilling rigs estimated for 1995. In addition, the Company has entered into license agreements and joint ventures with worldwide manufacturers in order to increase its production capacity for drill bits.

RAW MATERIALS

     Through its company-owned mines located in the U.S. and abroad, M-I has the capability to produce a large portion of its requirements for barite and bentonite. Significant barite reserves are located in Nevada and the United Kingdom. Bentonite is produced from ore deposits in Wyoming and Greece. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are ready for production when market conditions dictate their entry. In addition to its own production, M-I purchases a majority of its worldwide barite requirements from international suppliers, mainly located in the People's Republic of China, India and Morocco.

     The Company purchases a variety of raw materials for its Smith Drill Bits Unit and Smith Drilling and Completion Services Unit, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company currently purchases 80% of the tungsten carbide inserts used as cutting structures on drill bit cones, wear pads for stabilizers and hard surface materials for mills and reamers from one supplier pursuant to a supply agreement entered into in connection with the sale of a division by the Company to that supplier. In addition, the Company has also entered into a supply agreement to purchase 80% of its U.S. forging requirements from a single supplier. The Company believes that numerous alternative supply sources are available for all of such materials. The Company also produces PDC synthetic diamonds in Provo, Utah and Grenoble, France for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit manufacturer producing its own PDC.

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

     The M-I Drilling Fluids Unit maintains an aggressive research and development effort, reflecting the market's demands for better performance in the more hostile drilling environments and heightened concern over protecting the environment where drilling occurs. Through its research facilities in Houston, Texas, Stravanger, Norway and Aberdeen, Scotland, M-I provides basic research, testing, and technical support for its field engineers. Its environmental services group evaluates and monitors toxicity data and safe material handling procedures on all of M-I's products, enabling the customer to design a drilling program that is environmentally responsible and safe.

     The M-I Drilling Fluids Unit's focus on research and development has led to the development and introduction of several new drilling fluid products and systems, most notably, FLO-PROtm, NOVADRILtm, KLA-CUREtm, and PIPE-LAX ENVtm. The FLO-PROtm system, a rheologically-engineered water-based system designed to drill the productive interval of horizontal and highly deviated wells, was introduced to the worldwide drilling and production market in 1994. NOVADRILtm is a non-toxic, synthetic-based invert emulsion drilling fluid system that offers many of the properties of conventional oil mud systems while avoiding the environmental problems associated with using diesel oil. NOVADRILtm was introduced to the U.S. Gulf of Mexico and North Sea markets in 1992 and to the Far East market in 1994. In May and June of 1994, the system set industry records for drilling performance, drilling over 7,400 feet and 8,400 feet, respectively, in a 24-hour interval.

     KLA-CUREtm is a water-soluble, environmentally-acceptable hydration suppressant, and is used to inhibit the dispersion and swelling of highly-reactive clays. PIPE-LAX ENVtm is a low-toxic, water dispersible spotting fluid designed to free differentially stuck drillstrings. Unlike other spotting fluids, PIPE-LAX ENVtm contains no hydrocarbons and can be incorporated into most normal drilling fluid systems to comply with most toxicity regulations.

     The Smith Drill Bits and Smith Drilling and Completion Services Units maintain product development and engineering departments in rock bit, diamond bit, downhole tool and liner hanger technology whose activities are directed to developing new products and processes, improving existing product lines and designing specialized products to meet customer requirements. Experimental work in metallurgy also comprises a significant portion of the work of these departments. For example, recent new product developments include: tungsten carbide insert and milled tooth Spinodaltm bearing roller cone bits, Diamond Enhanced Insert roller cone bits, steerable motor PDC and roller cone bits; Diamond Enhanced Stabilizers; the Smith Diamond Maxidrilltm products and Diamond Enhanced Impaxtm hammer bits; the Servco Millmastertm carbide cutting structure; and the Servco Superdometm PDC underreamers and hole openers. In recent years, the Company has received special meritorious awards for engineering innovations sponsored by Petroleum Engineer International magazine. One such award was for the placement of PDC on curved surfaces for rock bit cutting structures, underreamers and hole openers while another was for the development of a new hardfacing material for use on milled tooth drill bits.

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

     The Company has historically maintained its research and engineering expenditures at a high level to enable it to maintain its technological and performance leadership and broaden its product lines. The Company's expenditures for research and engineering activities amounted to $14.6 million in 1994, $6.6 million in 1993 and $6.2 million in 1992. In 1994, research and engineering expenditures approximated 2% of revenues.

     In February 1995, the Company and its wholly owned subsidiary, SII Megadiamond, Inc., entered into a research and technology development agreement with Sandvik AB, a Swedish company, which includes joint ownership of technology and may lead to the sale of products. Should this cooperation agreement prove to be successful and should revenues reach certain hurdle rates, Sandvik has the option to purchase a minority interest in Megadiamond. In no instance does the exercise of this option include the transfer of control of Megadiamond.

     Although the Company has over 650 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

EMPLOYEES

     At December 31, 1994, the Company had approximately 4,100 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except certain domestic mining operations of M-I. The Company considers its labor relations to be satisfactory.

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

ITEM 2. PROPERTIES

     The principal facilities and properties of the Company at December 31, 1994 are shown in the table below.

                                                                                       APPROX.
                                                                                        BLDG.
                                                                                        SPACE
                                     PRINCIPAL PRODUCTS PROCESSED           LAND        (SQ.
        LOCATION                           OR MANUFACTURED                 (ACRES)      FT.)
        --------                     ----------------------------          -------     -------
M-I Drilling Fluids Unit:

Greybull, Wyoming........   Bentonite mine and processing                  8,393.7     110,000
Appleton, Wisconsin......   Drilling fluid chemical products                  10.0      92,600
Wharton County, Texas....   Drilling fluid chemical products                 100.0      60,502
Milos, Greece............   Bentonite mine and processing                    123.9      54,553
Greystone, Nevada........   Barite mine and processing                       268.2      49,800
Zavalla, Texas...........   Drilling fluid chemical products                  32.8      35,800
Foss/Aberfeldy,
  Scotland...............   Barite mine and processing and bentonite         102.0      10,405
                              processing

Smith Drill Bits and Smith Drilling and Completion Services Units:

Houston, Texas...........   Tubulars, surface and downhole tools, remedial   106.4     720,199
                              products, liner hangers, diamond bits
Ponca City, Oklahoma.....   Drill bits                                        15.2     206,800
Grenoble, France.........   Synthetic diamond materials, and cubic boron      16.9     160,000
                              nitride
Saline de Volterra,
  Italy..................   Drill bits                                        12.2     125,648
Provo, Utah..............   Synthetic diamond materials                        4.0      32,000

     The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained. Due to the downturn in business in recent years, the Company's manufacturing facilities operated below capacity throughout 1994 and are continuing to operate below capacity levels. A portion of the Houston, Texas facility is currently being held for sale by the Company.

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

     Chevron USA Inc., which opted not to be part of the above mentioned class action, filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division, entitled Chevron USA Inc., acting by and through its division Chevron USA Production Company v. Baker Hughes, Inc., Reed Tool Company a/k/a Baker RTC, Inc., CAMCO International, Inc., Smith International, Inc. and Dresser Industries, Inc. Cause No. H-93-949, alleging violations of Section 1 of the Sherman Act. On July 12, 1994, without admitting any liability, the Company and Camco International, Inc. entered into an agreement with the plaintiffs to pay $0.5 million. The Company's portion of the agreed payment was $0.3 million. On July 25, 1994, the U.S. District Judge signed and entered an Agreed Order of Dismissal giving final approval to the settlement.

  Executive Life

     On March 4, 1992, the Company was served with a complaint in the U.S. District Court in the Central District of California, entitled Lynn Martin, Secretary of the U.S. Dept. of Labor v. Smith International, Inc., et al., Case No. CV92-1196. In addition, seven of its employees or former employees (the "Individual Defendants") were also served. The complaint alleges violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of annuities from Executive Life Insurance Company ("Executive Life"), upon the termination of its Pension Plan in August 1985. On April 11, 1991, Executive Life was placed in conservatorship in California state court by the California Insurance Commissioner. As a result of the conservatorship and reorganization, Executive Life emerged in 1993 as Aurora National Life Assurance Company, Inc. ("Aurora") from the conservatorship proceeding. Under the rehabilitation plan as ordered by the Los Angeles Superior Court judge, Aurora will honor in part Executive Life's past and continuing commitments under the annuities outstanding; however, a portion of these obligations will not be paid by Aurora (the "Shortfall").

     In November 1994, the Company was dismissed from the lawsuit after obtaining summary judgment in its favor on the grounds that the Company's 1986 bankruptcy barred the Department of Labor's claim. The Individual Defendants remained in the lawsuit.

     Trial of the Department of Labor's claims against the Individual Defendants and the Company's and the Individual Defendants' crossclaims was scheduled to begin on December 6, 1994. Prior to the trial, the parties agreed in principle to a settlement whereby: (i) the Department of Labor will be paid the sum of $4.07 million (which represents an actuarial estimate of the Shortfall); (ii) the Department of Labor will distribute the $4.07 million to the participants and beneficiaries of the Company's Pension Plan consistent with the goal of making the participants and beneficiaries whole to the extent possible from the $4.07 million payment only; (iii) the Company and the Department of Labor will sign a consent order which, among other things, provides that the Company neither admits nor denies the allegations of the Department of Labor's complaint; (iv) the Company will reasonably cooperate with the Department of Labor in their efforts to equitably distribute the $4.07 million; and (v) the Individual Defendants will not be required to sign the consent order and they will be dismissed with prejudice upon the payment of the $4.07 million to the Department of Labor. A substantial portion of the $4.07 million settlement will be paid by the Company's insurance carrier. The Company accrued its portion of the settlement of approximately $1.0 million in 1994.

     The parties are in the process of preparing settlement documents. The Company anticipates that the settlement will be fully documented and all payments made to the Department of Labor by April 1995.

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

     The settlement agreement with the Committee further provides that payments by the Company will be made on the same basis and at the same time as they are made by members of the Committee whose members have recently agreed to enter into a judicial consent decree under which they will complete the remedies selected by EPA under its Record of Decision (the "ROD"), issued in December 1988 and supplemented in September 1989. Based upon the ROD, total remediation costs are estimated, on a preliminary basis, to be approximately $28.0 million. On this basis, the Company's share would be $0.8 million. On October 4, 1989, the Company entered into a Sheridan Site Trust Agreement together with 37 other PRPs, providing a mechanism for the disbursement of funds in connection with remedial action to be performed at the Sheridan Site. Remediation activities at the Sheridan Site have been suspended until the consent decree has been entered by the Federal District Court for the Southern District of Texas. The consent decree provisions for installation of a spur jetty system and the performance of an onsite Biotreatment Pilot Study have already been completed. The spur jetty system was installed before the consent decrees were lodged and the Biotreatment Pilot Study was performed under the Administrative Order. Once the consent decree is entered, remediation efforts and expenditures at the Site will likely extend over several years.

     The OII Site. Under the Superfund Act, the EPA has been conducting various activities at the Operating Industries, Inc. ("OII") site, a disposal site on the NPL located in Monterey Park, California. The United States, on behalf of the EPA, filed a proof of claim in the Company's Chapter 11 case alleging that it had incurred approximately $8.0 million in response costs to date, and would continue to incur response costs in the future. Subsequently, the United States alleged that its costs had increased to over $10.0 million. In addition to the United States, 21 other PRPs for cleanup of the OII site also filed proofs of claim against the Company's estate for contribution or indemnity arising from any claims asserted against them by the United States for response costs. The Company objected to the claims of the United States and the PRPs.

     On June 14, 1988, the United States District Court entered an order approving a Stipulation and Agreement to Compromise and Settle EPA's claim against the Company's estate (the "OII Settlement Agreement"). Under the OII Settlement Agreement, the claim of the United States was allowed as an amount (approximately $150,000) sufficient to entitle the EPA to a distribution pursuant to the Company's plan of reorganization. The Company further agreed to pay its allocable share of total future site response costs at the OII site, such share, however, to be limited to the lesser of $5.0 million or 0.65% of future site response costs.

     On July 15, 1988, the District Court entered a further order withdrawing and dismissing the general unsecured claims of the 21 potentially responsible parties and their requests for payment of administrative expenses.

     The EPA has issued three RODs with respect to the OII Site and remediation work under RODs I and II has commenced. The Company may be requested to make interim contributions with respect to these RODs. The EPA issued ROD III with respect to landfill gas control and landfill cover on September 30, 1990. This ROD includes net present work cost estimates for the work covering 30, 45 and 60 years of project life. The EPA has estimated the cost of this work to exceed $300.0 million. Because of the time span involved in the remedy, EPA is working with certain parties on a South West Early Action Plan ("SWEAP") designed to address landfill gas issues in the southwestern portion of the OII landfill, which is near several homes. The Company may be requested to pay its allocable share of costs incurred to stabilize and remediate the OII Site.

     The cost of the final long-term remedy for the clean-up of the OII site is presently unknown and depends on the nature and extent of contamination at the site and the remedy which is ultimately selected. The EPA has released a draft Remedial Investigation, but is still preparing its final Remedial Investigation and Feasibility Study ("RI/FS") which will examine the various alternatives for a final remedy of the site. It is not known at this time when the EPA will complete the final RI/FS. Actual remediation expenditures will likely extend for a number of years after a final remedy is selected for the site, subsequent to completion of the RI/FS.

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

     On September 22, 1992, the EPA issued the ROD for Operable Unit One at the Site. The ROD selected a "No Action with Monitoring" alternative, under which groundwater would be monitored quarterly for at least one year. On July 13, 1993, the Company, along with two other PRPs and the EPA, executed an Administrative Order on Consent ("AOC") and Scope of Work ("SOW") to govern the implementation of the ROD for Operable Unit One at the Chemform Site. Under the terms of the AOC and SOW, the Company, along with two other PRPs, agreed to undertake the groundwater monitoring work specified in the AOC and SOW. Four quarters of groundwater monitoring have now been completed in accordance with the terms of the AOC and SOW. The State of Florida, as represented by the Florida Department of Environmental Protection ("Florida DEP"), has requested that additional monitoring work be performed. The Company and two other PRPs are presently conducting discussions with the EPA and the Florida DEP regarding whether additional monitoring work will be required and, if so, what the scope of such work will be. The final scale of the monitoring work is not yet known. It is also not yet known whether any groundwater remediation work will thereafter be required.

     On September 16, 1993, the EPA issued the ROD for Operable Unit Two at the Chemform Site, which addresses site-related soil contamination. The ROD determined that no further Superfund action was necessary to address Operable Unit Two at the site; however, the Florida DEP requested that additional soil be removed at the Chemform Site. The Company and the two other PRPs have performed the soil removal requested, but it is unknown whether the Florida DEP will require any additional soil removal work. As the EPA still retains jurisdiction over the Chemform Site, it is possible that additional issues may arise which would require further resolution. The Company believes that the EPA will demand reimbursement of certain oversight expenses that the EPA allegedly has incurred in administering the Chemform site. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

     In 1994, 1993 and 1992, the Company paid for various clean-up activities and recorded additional provisions charged to continuing operations of $0.3 million, $0.5 million and $0.4 million, respectively, and also charged a provision of $1.5 million to the gain on sale of DDS operations based on annually revised estimates of required future clean-up costs. In addition, estimated liabilities of approximately $2.5 million were recorded in the 1994 consolidated balance sheet in connection with the Company's 1994 business acquisitions.

     At December 31, 1994, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $6.1 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for Superfund sites and for properties currently or previously owned or leased by the Company. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

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

        NAME, AGE AND POSITIONS               PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
----------------------------------------  ---------------------------------------------------
Douglas L. Rock (48)....................  Chairman of the Board since February 1991; Chief
  Chairman of the Board, Chief Executive    Executive Officer, President and Chief Operating
  Officer, President and Chief Operating    Officer since March 1989.
  Officer

Loren K. Carroll (51)...................  President and Chief Executive Officer of M-I
  Executive Vice President and              Drilling Fluids L.L.C. since May 1994; Executive
  Chief Financial Officer of the            Vice President and Chief Financial Officer since
  Company; President and Chief Executive    October 1992; member of the Board of Directors
  Officer of M-I Drilling Fluids L.L.C.     since November 1987; President of The Geneva
                                            Business Services and a Director of Geneva
                                            Companies from March 1989 to October 1992.

Neal S. Sutton (49).....................  Senior Vice President -- Administration since
  Senior Vice President --                  December 1994; Vice President -- Administration
  Administration, General Counsel           from March 1992 to December 1994; Vice President,
  and Secretary                             Secretary and General Counsel of the Company
                                            since January 1991; Associate General Counsel of
                                            Cooper Industries, Inc. from November 1989 to
                                            December 1990.

John J. Kennedy (42)....................  Vice President, Chief Accounting Officer and
  Vice President, Chief Accounting          Treasurer since March 1994; Treasurer from May 1991
  Officer and Treasurer                     to March 1994; Treasury Director responsible for
                                            International Operations from November 1987 to
                                            May 1991.

D. Barry Heppenstall(48)................  President, Smith Drill Bits since May 1994; Vice
  President, Smith Drill Bits               President and General Manager -- Drill Bits from
                                            March 1992 to May 1994; Vice President -- Smith
                                            Tool Manufacturing from September 1990 to March
                                            1992; Vice President -- Sii Manufacturing from
                                            April 1987 to September 1990.

Richard A. Werner (53)..................  President, Smith Drilling and Completion Services
  President, Smith Drilling and             since May 1994; Vice President and General
  Completion Services                       Manager -- Smith Drilling and Completion Services
                                            from December 1993 to May 1994; Vice President
                                            and General Manager -- Drilco/Servco from March
                                            1993 to December 1993; Vice President and General
                                            Manager -- Downhole Tools and Services from May
                                            1991 to March 1993; Vice President Operations of
                                            Triumph -- LOR, Inc. from April 1987 to May 1991.

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

                                                                       COMMON STOCK
                                                                     -----------------
                                                                     HIGH         LOW
                                                                     ----         ----
        1993
          First Quarter............................................  10 3/8       8
          Second Quarter...........................................  10 7/8       9 1/8
          Third Quarter............................................  10 7/8       8 1/2
          Fourth Quarter...........................................  11 1/2       7 3/4
        1994
          First Quarter............................................  11 1/8       8 3/8
          Second Quarter...........................................  16 1/8       10 3/8
          Third Quarter............................................  17 5/8       13 3/4
          Fourth Quarter...........................................  17 3/8       11 5/8

     On March 3, 1995, the Company had approximately 5,040 Common Stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $13.625.

     The Company has not paid dividends on its Common Stock since the first quarter of 1986. The determination of the amount of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deem relevant. In addition, the Company's debt agreements contain covenants restricting the payment of cash dividends to the Company's common stockholders based on net earnings and operating cash flow formulas as defined.

ITEM 6. SELECTED FINANCIAL DATA

                                                      FOR THE YEARS ENDED DECEMBER 31
                                      ----------------------------------------------------------------
                                      1994(A)         1993          1992          1991          1990
                                      --------      --------      --------      --------      --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(B):
Revenues...........................   $653,901      $220,712      $210,669      $251,967      $255,383
Gross profit.......................    221,274        79,963        71,535        97,387        93,741
Income from continuing operations
  before litigation settlement,
  interest and taxes...............     60,104        18,575        10,260        10,673 (e)    28,485
Income (loss) from continuing
  operations before extraordinary
  tax credit and change in
  accounting principle.............     35,879        (3,995)(c)     1,164        (5,013)        5,574
Income (loss) from discontinued
  operations(b)....................         --        73,623(b)     (2,975)       (4,623)(e)     5,006
Income (loss) before
  extraordinary tax credit and
  change in accounting
  principle........................     35,879        69,628        (1,811)       (9,636)       10,580
Net income (loss)..................     35,879        68,328(d)     (1,811)       (9,636)(e)    15,801(g)

PER SHARE DATA:
Income (loss) applicable to
  common stock --
  From continuing operations
     before extraordinary tax
     credit and change in
     accounting principle..........   $    .92      $   (.13)     $   (.02)     $   (.22)     $    .13
  From discontinued operations.....         --          1.95          (.08)         (.16)          .16
  From extraordinary tax
     credit........................         --            --            --            --           .17
  From the change in accounting
     principle.....................         --          (.03)(d)        --            --            --
  Net income (loss)................   $    .92      $   1.79      $   (.10)     $   (.38)     $    .46

BALANCE SHEET DATA (AT DECEMBER 31):
Total assets.......................   $619,780      $348,486      $370,482      $397,335      $395,628
Long-term debt.....................   $115,000      $ 46,000(b)   $ 46,000(b)   $100,020(f)   $145,520
Total shareholders' equity.........   $253,121      $214,466      $149,785      $157,006(f)   $118,356

---------------

(a) Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids L.L.C. (M-I) from Dresser Industries, Inc. (Dresser) for $160.0 million. M-I is a leading provider of drilling fluids and systems to the oil and gas drilling industry. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. As a result, the financial data for 1994 includes the results of M-I for the period subsequent to the acquisition date. The Company purchased the 64% interest in M-I using $80.0 million of its cash and issuing a note payable to Dresser for $80.0 million. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

(b) In March 1993, the Company sold its DDS business to Halliburton resulting in income from discontinued operations of $73.6 million. This amount includes the gain from the sale of the DDS business of $80.1 million. As a result, the financial data for the periods 1990 through 1992 has been restated to report the results of the DDS business as discontinued operations. The Company used a portion of the proceeds from the DDS sale to repay its bank debt and $49.0 million of notes payable to insurance companies. The Company's remaining debt, totaling $46.0 million, was presented as long-term debt at December 31, 1993 and 1992. See Notes 2 and 4 of Notes to Consolidated Financial Statements.
                                             (Notes continued on following page)

(c) In September 1993, the Company agreed to settle a class action civil lawsuit which alleged violations of Section 1 of the Sherman Act. As a result, the Company recorded a special charge of $19.9 million to cover the cost of the settlement and related legal fees and other costs and expenses. See Note 14 of Notes to Consolidated Financial Statements.

(d) During the first quarter of 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result of adopting SFAS No. 106, the Company recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. See Note 9 of Notes to Consolidated Financial Statements.

(e) In 1991, the Company recorded $22.2 million of non-recurring charges related primarily to the restructuring of its worldwide operations in response to a decline in U.S. drilling activity. The non-recurring charges consisted of $21.2 million of charges related to the restructuring and an additional $1.0 million tax provision to reflect expected tax settlements of prior year foreign tax liabilities of certain of the Company's subsidiaries. The amount of restructuring charges related to the continuing operations of the Company of $18.4 million in 1991 was charged to income (loss) from continuing operations before interest and taxes. The amount of restructuring charges related to the DDS business of $2.8 million is recorded in the results of discontinued operations in 1991.

 (f) In 1991, the Company paid off its Series B Notes totaling $44.7 million from the $50.0 million proceeds of its temporary warrant reduction offers and its issuance of 992,000 shares of additional common stock.

(g) In accordance with APB No. 11, the Company recognized an extraordinary tax credit of $7.5 million in 1990 resulting from utilization of operating loss carryforwards of which approximately $5.2 million related to continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Smith International, Inc. manufactures and markets a wide range of products and services used in the drilling of oil and gas wells. The Company historically has provided technologically advanced drill bits and drilling and completion products and services to the oil and gas industry. The Company began providing drilling fluids and systems to the oil and gas drilling industry in March 1994 upon acquiring a 64% interest in M-I Drilling Fluids L.L.C. (M-I).

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

     The proceeds of the DDS sale have enabled the Company to pursue its strategic growth objective and reduce its debt burden. The Company used $102.6 million of the cash proceeds to repay debt of the Company. In addition several key acquisitions have been accomplished as part of the Company's strategic program. On December 22, 1993, the Company purchased the product line assets of A-Z/Grant and Lindsey Completion Systems (A-Z/Grant and Lindsey). On February 28, 1994, the Company acquired a 64% majority interest in M-I an acknowledged world leader in drilling fluid systems, from Dresser Industries, Inc. On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant), a leading manufacturer of ultrahard materials, polycrystalline diamonds and cubic boron nitride, to strengthen the Company's Megadiamond product line. Effective January 1, 1995, M-I (through its Swaco Geolograph division) acquired Baker Hughes Treatment Services (BHTS), a leading supplier of waste minimization, product recovery services, water treatment, downhole injection and reserve pit remediation services to the oilfield industry from Baker-Hughes, Inc. These acquisitions were all accounted for as purchase transactions and the acquired operations are included in the Company's Consolidated Statements of Operations from the dates of each acquisition. The Company believes that these acquisitions complement the Company's existing core products in forming one of the more complete packages of expendable products to the oil and gas drilling and production industry.

     Management anticipates that total drilling activity in 1995 will approximate 1994 activity levels. North American drilling activity is expected to decline due to the continued weakness in natural gas prices. A good portion of this decline is expected to be offset by higher drilling activity internationally outside North America, principally in West Africa, the Far East and the North Sea. Management believes that the Company is well positioned to benefit from the increase in international oil and gas drilling activity outside North America.

RESULTS OF OPERATIONS

  Revenues

     The products manufactured and the services provided by the Company fall into three product and service business units that are marketed throughout the world. The following table sets forth the amounts and percentages of revenues by business units and by area, as well as average rig count data:

                                                       1994             1993             1992
                                                   -------------    -------------    -------------
                                                   AMOUNT     %     AMOUNT     %     AMOUNT     %
                                                   ------    ---    ------    ---    ------    ---
                                                                (DOLLARS IN MILLIONS)
Breakdown by Business Unit:
  Drilling fluids................................  $382.6     59    $   --     --    $   --     --
  Drill bits.....................................   179.2     27     162.3     73     145.5     69
  Drilling and completion services...............    92.1     14      58.4     27      65.2     31
                                                   ------    ---    ------    ---    ------    ---
            Total................................  $653.9    100    $220.7    100    $210.7    100
                                                   ======    ===    ======    ===    ======    ===
Breakdown by Area:
  Domestic.......................................  $280.4     43    $104.4     47    $ 88.2     42
  Export.........................................    56.4      9      29.9     14      27.9     13
  International..................................   317.1     48      86.4     39      94.6     45
                                                   ------    ---    ------    ---    ------    ---
            Total................................  $653.9    100    $220.7    100    $210.7    100
                                                   ======    ===    ======    ===    ======    ===
Average Annual Active Rig Count:
  Domestic.......................................     775              757              721
  Canada.........................................     260              183               96
  International (excluding Canada)...............     734              773              856
                                                   ------           ------           ------
            Total................................   1,769            1,713            1,673
                                                   ======           ======           ======

  Drilling Fluids

     Drilling Fluids revenues represents ten months operations related to the M-I Drilling Fluids Unit acquired on February 28, 1994. Drilling Fluids revenues increased approximately $40.1 million or 11.7% over the same period in 1993 (prior to the Company's acquisition of M-I Drilling Fluids) due primarily to increased revenues in North America due to increased drilling activity, and increased volumes in Norway, Latin America and Germany.

  Drill Bits

     Drill Bits revenues are generated from the sale of petroleum drill bits and mining bits. Petroleum drill bit revenues increased $16.3 million or 11.2% from $145.8 million in 1993 to $162.1 million in 1994 due primarily to increased sales in Canada resulting from the increase in drilling activity, the acquisition of Supradiamant and increased sales in Latin America and the U.S. These increases were partially offset by reduced sales in Europe due to lower drilling activity. Petroleum drill bit revenues increased $18.3 million or 14.4% from $127.5 million in 1992 to $145.8 million in 1993 due primarily to higher sales and improved pricing in the United States and Canada resulting from the increase in North American drilling activity and increased sales into the former Soviet Union. These increases were partially offset by reduced sales in the North Sea area due to lower drilling activity and reduced volume in Mexico and Italy.

     Mining drill bit sales increased $0.6 million or 3.6% from $16.5 million in 1993 to $17.1 million in 1994 due to higher sales in Australia and increased sales to Canadian iron ore producers. Mining drill bit sales decreased $1.5 million or 8.3% from $18.0 million in 1992 to $16.5 million in 1993 due to reduced sales to Canadian iron ore producers.

  Drilling and Completion Services

     Drilling and Completion Services revenues increased $33.7 million or 57.7% from $58.4 million in 1993 to $92.1 million in 1994. The increase in revenues was primarily due to the acquisition of the A-Z/Grant and Lindsey product lines and higher sales volume in North America and Colombia. Drilling and Completion Services revenues decreased $6.8 million or 10.4% from $65.2 million in 1992 to $58.4 million in 1993 due to lower international drilling activity primarily in the Europe/Africa region, the Middle East and Mexico. These declines were partially offset by increased sales in Canada.

     For the periods indicated, the following table summarizes the results of continuing operations of the Company and presents results as a percentage of total revenues of the continuing operations:

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1994             1993             1992
                                                   -------------    -------------    -------------
                                                   AMOUNT     %     AMOUNT     %     AMOUNT     %
                                                   ------    ---    ------    ---    ------    ---
                                                                (DOLLARS IN MILLIONS)
Revenues.........................................  $653.9    100    $220.7    100    $210.7    100
                                                   ------    ---    ------    ---    ------    ---
Costs and Expenses:
  Cost of revenues...............................   432.6     66     140.7     64     139.1     66
  Selling expenses...............................   116.2     18      40.5     18      40.1     19
  General and administrative expenses............    45.0      7      20.9     10      21.2     10
                                                   ------    ---    ------    ---    ------    ---
            Total costs and expenses.............   593.8     91     202.1     92     200.4     95
                                                   ------    ---    ------    ---    ------    ---
Income from continuing operations before
  litigation settlement, interest and taxes......    60.1      9      18.6      8      10.3      5
Litigation settlement............................      --     --      19.9      9        --     --
Interest expense, net............................     8.6      1       2.2      1      10.1      5
                                                   ------    ---    ------    ---    ------    ---
Income (loss) from continuing operations before
  income taxes and minority interests............    51.5      8      (3.5)    (2)      0.2     --
Income tax provision (benefit)...................     6.8      1       0.5     --      (1.0)    (1)
                                                   ------    ---    ------    ---    ------    ---
Income (loss) from continuing operations before
  minority interests.............................    44.7      7      (4.0)    (2)      1.2      1
Minority interests...............................     8.8      1        --     --        --     --
                                                   ------    ---    ------    ---    ------    ---
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle......................................  $ 35.9      6    $ (4.0)    (2)   $  1.2      1
                                                   ======    ===    ======    ===    ======    ===

  1994 Versus 1993

     Total revenues for 1994 increased by $433.2 million from $220.7 million in 1993 to $653.9 million in 1994. The increase was primarily due to the acquisitions of M-I, A-Z/Grant and Lindsey and Supradiamant. In addition, the revenue increase reflected the higher North American drilling activity, increased drill bit sales in Latin America and increased drilling and completion services volume in the United States and Colombia.

     Gross profit, computed as revenues less cost of revenues, increased by $141.3 million from $80.0 million in 1993 to $221.3 million in 1994. The increase was due to the acquisitions of M-I, A-Z/Grant and Lindsey and Supradiamant and higher volumes in Canada and the United States. In addition, the increase in gross profit reflected increased drill bit volumes in Latin America and lower drilling and completion services operating costs in Europe/Africa.

     Operating expenses, comprised of selling expenses and general and administrative expenses, increased by $99.8 million from $61.4 in 1993 to $161.2 in 1994. The increase was due primarily to the additional expenses associated with the newly acquired companies and increased variable costs related to the higher level of revenues partially offset by lower legal expenses as a result of the settlement of the drill bit litigation suit in 1993. Operating expenses as a percentage of revenues decreased from 27.8% in 1993 to 24.7% in 1994.

     Interest expense increased by $4.0 million from $6.0 million in 1993 to $10.0 million in 1994 due primarily to the additional $80.0 million of debt incurred to acquire M-I and higher variable interest rates. Interest income decreased by $2.4 million from $3.8 million in 1993 to $1.4 million in 1994 as a result of reduced short-term investments as these funds were used in the acquisition of A-Z/Grant and Lindsey in December 1993, and M-I and Supradiamant in 1994.

     The Company provides for U.S. taxes at the statutory rate offset by tax benefits related to the net operating loss carryforwards, available to the Company as well as foreign taxes. The tax provision increased $6.3 million from $0.5 million in 1993 to $6.8 million in 1994. The tax provision primarily reflects foreign taxes on income principally related to the additional earnings of M-I.

     Minority interests represents the share of M-I profits associated with the 36% minority interest in the earnings of M-I partially offset by credits associated with other minority interests from investments in other joint ventures held by M-I.

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

     Gross profit, computed as revenues less cost of revenues, increased $8.4 million or 11.7% from $71.6 million in 1992 to $80.0 million in 1993. Gross profit increased due to higher sales and improved pricing in the United States and Canada.

     Operating expenses, comprised of selling expenses and general and administrative expenses, increased by $0.1 million or 0.2% from $61.3 million in 1992 to $61.4 million in 1993. The increase was due primarily to higher variable selling expenses relating to the higher North American revenues and increased legal expenses associated with the drill bit litigation. These increases were reduced by lower personnel levels due to cost reduction actions and lower foreign currency translation losses. Operating expenses as a percentage of revenues decreased from 29.1% in 1992 to 27.8% in 1993.

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

     Interest expense decreased $4.6 million or 43.4% from $10.6 million in 1992 to $6.0 million in 1993 due to the refinancing of long-term debt in the fourth quarter of 1992 and the repayment of debt from the proceeds of the DDS sale. Interest income increased by $3.3 million from $0.5 million in 1992 to $3.8 million in 1993 due to a higher level of short-term investments resulting from the investment of the proceeds of the DDS sale.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company's cash position at December 31, 1994 totaled $8.1 million or a decrease of $93.4 million from the Company's cash position at December 31, 1993. The Company's current ratio decreased to 2.57 to 1 at December 31, 1994 from
3.28 to 1 at December 31, 1993. The decrease in cash and the current ratio was due primarily to the acquisition of the 64% interest in M-I for $160.0 million using $80.0 million of cash and the issuance of a note payable to Dresser for $80.0 million and the acquisition of Supradiamant for approximately $6.3 million in cash.

     The Company refinanced the Dresser note payable in March 1994 with a $40.0 million term loan from two of its insurance company lenders, and a $65.0 million revolving line of credit from a bank group. The term loan bears interest at a rate of 6.02 percent and is payable over a four year period ending in January 1998. The revolving line of credit expires in March 1997 and bears interest at a rate ranging from LIBOR + 3/4 percent to LIBOR + 1 1/2 percent based upon debt-to-total capitalization ratios. The Company had borrowing capacity under its domestic line of credit at December 31, 1994 of approximately $26.0 million.

     In June 1994, the Company established a $20.0 million revolving line of credit for M-I with its existing bank lenders. This revolving line of credit expires in February 1996 and bears interest at the rate of LIBOR + 3/4 percent. M-I had borrowing capacity under this revolving line of credit at December 31, 1994 of $20.0 million. The Company has guaranteed its proportional 64% interest of the revolving line of credit or approximately $12.8 million.

     The Company also had various international borrowing facilities with various foreign banks totaling approximately $15.7 million. At December 31, 1994, the Company had borrowing capacity under its' international credit facilities of approximately $10.1 million.

     The Company has annual interest requirements of approximately $6.3 million under its existing long-term fixed rate debt agreements. In addition, the Company will incur interest expense under the $65.0 million and $20.0 million revolving lines of credit referred to above. The amount of such interest expense will be determined by the amounts of the lines which are utilized and the variable interest rates in effect. The Company's debt agreements contain covenants restricting the payment of cash dividends to the Company's common stockholders based on net earnings and operating cash flow formulas as defined. The Company has not paid dividends on its Common Stock since the first quarter of 1986. In addition to complying with the covenants of the indentures, the determination of the amount of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deem relevant.

     The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services. Projected capital expenditures in 1995 will approximate $28.0 million. The Company currently expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flow and existing credit facilities.

     The Company has been named as a potentially responsible party in connection with three sites on the U.S. Environmental Protection Agency's National Priorities List. At December 31, 1994, the remaining recorded liability for estimated future clean-up costs for Superfund sites as well as properties currently or previously owned or leased by the Company was $6.1 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See Item 3. "Legal Proceedings" for discussion of Superfund matters and other significant litigation.

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

  Net Operating Loss Carryforwards

     As of December 31, 1994, for U.S. tax reporting purposes, the Company had net operating loss ("NOL") carryforwards of approximately $84.4 million, expiring between 2002 and 2007, which should be available to offset future U.S. taxable income. Upon certain changes in equity ownership of the Company, however, the Company's ability to utilize its NOL carryforwards may become subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Management believes that the application of Section 382 will not materially limit the availability of the NOL carryforwards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

     We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted, effective January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" and SFAS No. 106 "Employers Accounting for Postretirement Benefits other than Pensions".

ARTHUR ANDERSEN LLP

Houston, Texas
February 8, 1995

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1994          1993          1992
                                                           --------      --------      --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
Revenues.................................................  $653,901      $220,712      $210,669
                                                           --------      --------      --------
Costs and expenses:
  Cost of revenues.......................................   432,627       140,749       139,134
  Selling expenses.......................................   116,151        40,480        40,065
  General and administrative expenses....................    45,019        20,908        21,210
                                                           --------      --------      --------
          Total costs and expenses.......................   593,797       202,137       200,409
                                                           --------      --------      --------
Income from continuing operations before litigation
  settlement, interest and taxes.........................    60,104        18,575        10,260
Litigation settlement (Note 14)..........................        --        19,900            --
Interest expense.........................................    10,014         6,023        10,600
Interest income..........................................    (1,442)       (3,821)         (497)
                                                           --------      --------      --------
Income (loss) from continuing operations before income
  taxes and minority interests...........................    51,532        (3,527)          157
Income tax provision (benefit) (Note 6)..................     6,815           468        (1,007)
                                                           --------      --------      --------
Income (loss) from continuing operations before minority
  interests and cumulative effect of change in accounting
  principle..............................................    44,717        (3,995)        1,164
Minority interests.......................................     8,838            --            --
                                                           --------      --------      --------
Income (loss) from continuing operations.................    35,879        (3,995)        1,164
Income (loss) from discontinued operations (Note 2)......        --        73,623        (2,975)
                                                           --------      --------      --------
Income (loss) before cumulative effect of change in
  accounting principle...................................    35,879        69,628        (1,811)
Cumulative effect of change in accounting for
  postretirement benefits (Note 1).......................        --        (1,300)           --
                                                           --------      --------      --------
Net income (loss)........................................    35,879        68,328        (1,811)
Preferred stock dividends (Note 7).......................        --          (868)       (1,740)
                                                           --------      --------      --------
Net income (loss) applicable to common stock.............  $ 35,879      $ 67,460      $ (3,551)
                                                           ========      ========      ========
Income (loss) per common share from continuing
  operations.............................................  $    .92      $   (.13)     $   (.02)
                                                           ========      ========      ========
Net income (loss) per common share.......................  $    .92      $   1.79      $   (.10)
                                                           ========      ========      ========
Average common shares and equivalent shares
  outstanding............................................    39,065        37,775        36,295
                                                           ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1994          1993
                                                                        --------      --------
                                                                            (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents..........................................   $  8,145      $101,561
  Receivables, less allowance of $8,679 in 1994 and $4,995 in 1993
     for doubtful accounts...........................................    201,053        67,830
  Inventories (Note 3)...............................................    201,104        88,369
  Deferred tax assets, net (Note 6)..................................      2,161            --
  Prepaid expenses and other.........................................      9,133         4,802
                                                                        --------      --------
          Total current assets.......................................    421,596       262,562
                                                                        --------      --------

PROPERTY, PLANT AND EQUIPMENT:
  Land...............................................................     17,079           888
  Buildings..........................................................     29,065        16,284
  Machinery and equipment............................................    220,953       176,940
                                                                        --------      --------
                                                                         267,097       194,112
  Less -- accumulated depreciation...................................    149,388       139,395
                                                                        --------      --------
          Net property, plant and equipment..........................    117,709        54,717
                                                                        --------      --------

OTHER ASSETS, including assets held for sale of $8,726 in 1994 and
  $11,866 in 1993....................................................     41,446        28,253

GOODWILL.............................................................     39,029         2,954
                                                                        --------      --------
TOTAL ASSETS.........................................................   $619,780      $348,486
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                              SHARE DATA)
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt (Note
     4)................................................................  $ 15,852     $    702
  Accounts payable.....................................................    67,873       24,763
  Accrued payroll and severance related costs..........................    28,232       10,923
  Income taxes payable (Note 6)........................................     6,579        9,484
  Other................................................................    45,711       34,198
                                                                         --------     --------
          Total current liabilities....................................   164,247       80,070
                                                                         --------     --------
LONG-TERM DEBT (Note 4)................................................   115,000       46,000
                                                                         --------     --------
DEFERRED TAX LIABILITIES (Note 6)......................................        --        4,563
                                                                         --------     --------
OTHER LONG-TERM LIABILITIES............................................    17,097        3,387
                                                                         --------     --------
MINORITY INTERESTS (Notes 1 and 2).....................................    70,315           --
                                                                         --------     --------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock:
     Authorized -- 60,000,000 shares, $1 par value; issued and
      outstanding -- 39,432,833 shares in 1994 and 39,311,447 shares in
      1993.............................................................    39,433       39,311
  Common stock warrants (Note 7):
     Class A warrants -- outstanding -- 202,434 in 1994 and 225,520 in
      1993.............................................................        --           --
     Class B warrants -- outstanding -- 1,871,400 in 1994 and 1,872,205
      in 1993..........................................................        --           --
     Class C warrants -- outstanding -- 451,357 in 1994 and 1993.......     7,278        7,278
Additional paid-in capital.............................................   272,483      271,582
Accumulated deficit....................................................   (47,554)     (83,433)
Cumulative translation adjustments.....................................    (4,605)      (6,358)
Less-treasury securities, at cost (628,583 common shares
  and 451,357 Class C warrants in 1994 and 1993) (Note 7)..............   (13,914)     (13,914)
                                                                         --------     --------
          Total shareholders' equity...................................   253,121      214,466
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $619,780     $348,486
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1994          1993          1992
                                                           ---------     ---------     --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Income (loss) from continuing operations (after
     litigation settlement of $19,900 in 1993)...........  $  35,879     $  (3,995)    $  1,164
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities excluding the net
     effects from the Company's 1993 and 1994
     acquisitions:
       Depreciation and amortization.....................     21,802        11,600       22,737
       Provision for losses on receivables...............      1,642           974        1,860
       Gain on disposal of fixed assets..................     (5,675)       (1,623)      (7,164)
       Foreign currency translation losses...............      1,986           621        2,902
       Change in receivables.............................    (18,457)       19,424       (7,139)
       Change in inventories.............................    (20,180)        2,011       15,045
       Change in accounts payable........................      6,396        (5,960)         564
       Changes in other current assets and liabilities...    (21,074)          763      (14,875)
       Changes in other non-current assets and
            liabilities..................................     14,282          (631)       2,257
                                                           ---------     ---------     --------
          Subtotal.......................................     16,601        23,184       17,351
          Net results of discontinued operations.........         --        (6,483)      (2,975)
          Cumulative effect of change in accounting for
            postretirement benefits (Note 1).............         --        (1,300)          --
                                                           ---------     ---------     --------
               Net cash provided by operating
                 activities..............................     16,601        15,401       14,376
                                                           ---------     ---------     --------
Cash flows from investing activities (Note 2):
  Acquisition of M-I Drilling Fluids Company.............   (162,000)           --           --
  Acquisition of Supradiamant............................     (6,363)           --           --
  Proceeds from the sale of the DDS operations...........         --       247,709           --
  Costs and expenses related to the sale of the DDS
     operations..........................................         --       (47,377)          --
  Acquisition of A-Z/Grant and Lindsey...................         --       (19,000)          --
  Fixed asset additions..................................    (24,140)      (15,191)     (26,668)
  Proceeds from disposal of fixed assets.................     10,435         7,091       11,756
                                                           ---------     ---------     --------
               Net cash provided by (used in) investing
                 activities..............................   (182,068)      173,232      (14,912)
                                                           ---------     ---------     --------
Cash flows from financing activities (Notes 4 and 7):
  Increase (decrease) in short-term borrowings, net......      3,507       (33,360)     (15,970)
  Proceeds from issuance of long-term debt...............     84,000            --      115,000
  Repayment of long-term debt, net.......................     (5,000)      (67,683)     (98,348)
  Proceeds from issuance of common stock and exercise of
     stock options and warrants..........................      1,023           240           39
  Purchase of treasury stock.............................         --        (1,329)          --
  Distributions to minority interests, net...............    (11,394)           --           --
  Dividends paid on preferred stock......................         --          (868)      (1,740)
                                                           ---------     ---------     --------
               Net cash provided by (used in) financing
                 activities..............................     72,136      (103,000)      (1,019)
                                                           ---------     ---------     --------
Effect of exchange rate changes on cash..................        (85)         (321)        (388)
                                                           ---------     ---------     --------
Increase (decrease) in cash and cash equivalents.........    (93,416)       85,312       (1,943)
Cash and cash equivalents at beginning of year...........    101,561        16,249       18,192
                                                           ---------     ---------     --------
Cash and cash equivalents at end of year.................  $   8,145     $ 101,561     $ 16,249
                                                           =========     =========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                              COMMON STOCK
                                                                                                WARRANTS
                                                  PREFERRED STOCK        COMMON STOCK      ------------------
                                                -------------------   -------------------    NUMBER            ADDITIONAL
                                                 NUMBER                 NUMBER                 OF               PAID-IN
                                                OF SHARES   AMOUNT    OF SHARES   AMOUNT    WARRANTS   AMOUNT   CAPITAL
                                                ---------   -------   ----------  -------  ----------  ------  ----------
                                                              (IN THOUSANDS, EXCEPT SHARE AND WARRANT DATA)
      Balance, December 31, 1991...............  798,800    $19,970   36,753,208  $36,753   2,549,239  $7,278   $253,891
      Exercise of employee stock options.......       --        --        20,191      20           --     --          19
      Exercise of common stock warrants........       --        --            38      --          (38)    --          --
      Net loss.................................       --        --            --      --           --     --          --
      Preferred dividends......................       --        --            --      --           --     --          --
      Translation adjustment for the year......       --        --            --      --           --     --          --
                                                ---------   -------   ----------  -------  ----------  ------  ----------
      Balance, December 31, 1992...............  798,800    19,970    36,773,437  36,773    2,549,201  7,278     253,910
      Exercise of employee stock options.......       --        --        41,641      42           --     --         197
      Exercise of common stock warrants........       --        --           119      --         (119)    --           1
      Purchase of treasury stock...............       --        --            --      --           --     --          --
      Conversion of preferred stock into common
        stock.................................. (798,800)   (19,970)   2,496,250   2,496           --     --      17,474
      Net income...............................       --        --            --      --           --     --          --
      Preferred dividends......................       --        --            --      --           --     --          --
      Translation adjustment for the year......       --        --            --      --           --     --          --
                                                ---------   -------   ----------  -------  ----------  ------  ----------
      Balance, December 31, 1993...............       --        --    39,311,447  39,311    2,549,082  7,278     271,582
      Exercise of employee stock options.......       --        --        97,495      98           --     --         722
      Exercise of common stock warrants........       --        --        23,891      24      (23,891)    --         179
      Net income...............................       --        --            --      --           --     --          --
      Translation adjustment for the period....       --        --            --      --           --     --          --
                                                ---------   -------   ----------  -------  ----------  ------  ----------
      Balance, December 31, 1994...............       --    $   --    39,432,833  $39,433   2,525,191  $7,278   $272,483
                                                ========    =======    =========  =======   =========  ======= =========

                                                                                     TREASURY SECURITIES
                                                                           ---------------------------------------

                                                                              COMMON STOCK           WARRANTS
                                                                           ------------------   ------------------
                                                              CUMULATIVE    NUMBER               NUMBER
                                                 ACCUMULATED  TRANSLATION     OF                   OF
                                                   DEFICIT    ADJUSTMENTS   SHARES    AMOUNT    WARRANTS   AMOUNT
                                                 -----------  -----------  --------   -------   --------   -------

      Balance, December 31, 1991...............   $(147,342)    $  (959)   (470,183)  $(5,307)  (451,357)  $(7,278)
      Exercise of employee stock options.......          --          --          --       --         --        --
      Exercise of common stock warrants........          --          --          --       --         --        --
      Net loss.................................      (1,811)         --          --       --         --        --
      Preferred dividends......................      (1,740)         --          --       --         --        --
      Translation adjustment for the year......          --      (3,709)         --       --         --        --
                                                 -----------  -----------  --------   -------   --------   -------
      Balance, December 31, 1992...............    (150,893)     (4,668)   (470,183)   (5,307)  (451,357)   (7,278)
      Exercise of employee stock options.......          --          --          --       --         --        --
      Exercise of common stock warrants........          --          --          --       --         --        --
      Purchase of treasury stock...............          --          --    (158,400)   (1,329)       --        --
      Conversion of preferred stock into common
        stock..................................          --          --          --       --         --        --
      Net income...............................      68,328          --          --       --         --        --
      Preferred dividends......................        (868)         --          --       --         --        --
      Translation adjustment for the year......          --      (1,690)         --       --         --        --
                                                 -----------  -----------  --------   -------   --------   -------
      Balance, December 31, 1993...............     (83,433)     (6,358)   (628,583)   (6,636)  (451,357)   (7,278)
      Exercise of employee stock options.......          --          --          --       --         --        --
      Exercise of common stock warrants........          --          --          --       --         --        --
      Net income...............................      35,879          --          --       --         --        --
      Translation adjustment for the period....          --       1,753          --       --         --        --
                                                 -----------  -----------  --------   -------   --------   -------
      Balance, December 31, 1994...............   $ (47,554)    $(4,605)   (628,583)  $(6,636)  (451,357)  $(7,278)
                                                 ===========  ===========  ========   =======   ========   =======

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL DOLLAR AMOUNTS IN THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE STATED IN
                                   MILLIONS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates of at least a 20% interest but not more than a 50% interest are accounted for using the equity method; all other investments are carried at cost, which does not exceed the estimated net realizable value of such investments.

  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

  Property, Plant and Equipment

     Property, plant and equipment, which includes rental equipment, are stated at cost. The Company computes depreciation on plant and equipment using principally the straight-line method. The estimated useful lives used in computing depreciation range from 3 to 40 years for buildings, 3 to 20 years for machinery and equipment, and 3 to 7 years for rental equipment. Leasehold improvements are amortized over the lives of the leases or the estimated useful lives of the improvements, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used.

     Cost of major renewals and betterments are capitalized. Expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When property, plant and equipment are sold or retired, the remaining cost and related reserves are removed from the accounts and the resulting gain or loss is included in the results of operations.

  Valuation of Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for most of the domestic inventories of the Smith Drill Bit Division and the Smith Drilling and Completion Services Division and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs consist of materials, labor and factory overhead.

  Amortization

     Goodwill is being amortized over 40 years using the straight-line method. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of goodwill.

  Translation of Foreign Currencies

     For the majority of the Company's international operations, the functional currency is the United States dollar. As a result, the accounts of these international operations are translated to United States dollars as follows: cash, receivables and related allowances, current liabilities and long-term debt are translated at year-end exchange rates; income and expense accounts, except for cost of inventory sold and depreciation and amortization are translated at average exchange rates during the year and all other accounts are translated at

                           SMITH INTERNATIONAL, INC.

historical rates. All translation adjustments resulting from the translation of these financial statements to United States dollars are charged or credited to income currently.

     For the remaining international operations of the Company, the functional currency is the applicable local currencies. The accounts of the these operations are translated to United States dollars as follows: all asset and liability accounts are translated at year-end exchange rates, and income and expense items are translated at the average exchange rates during the year. Cumulative translation adjustments resulting from the translation of the financial statements of these operations to United States dollars are recorded as a separate component of shareholders' equity.

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

     The Company also purchases foreign exchange option contracts to hedge certain operating exposures. Premiums paid under these contracts are expensed over the life of the option contract. Gains arising on these options are recognized at the time the options are exercised.

  Environmental Obligations

     Expenditures for environmental obligations that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

  Income Taxes

     The Company accounts for income taxes in accordance Statement of Financial Accounting Standards with ("SFAS") No. 109 "Accounting for Income Taxes" which was adopted in the first quarter of 1993. This standard superseded SFAS No. 96, "Accounting for Income Taxes" and requires an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. In connection with the adoption of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements and has determined that the cumulative effect of the change in accounting for income taxes was insignificant.

  Revenue Recognition

     The Company's revenues are composed of product sales and rental, service and other revenues. The Company records product sales when the goods are sold to a customer. Rental, service and other revenues are recorded as the rentals and services are performed.

  Minority Interests

     The Company records minority interests expense which primarily represents the portion of the earnings of M-I applicable to the 36% minority interest in M-I.

  Earnings Per Common Share

     Earnings per common share are computed on the basis of the weighted average number of common shares and equivalent shares outstanding during each year after deducting preferred dividends in 1993 and

                           SMITH INTERNATIONAL, INC.

1992. Earnings per common share assuming full dilution, is substantially the same as primary earnings per common share as presented for each of the three years ended December 31, 1994. As the Company incurred a net loss for the year ended December 31, 1992, the equivalent shares were antidilutive; therefore, the equivalent shares were not included in the average number of common shares outstanding when calculating the loss per common share in 1992.

     Income (loss) per common share from discontinued operations was $1.95 and $(.08), respectively, for the years ended December 31, 1993 and 1992. The loss per common share attributable to the change in accounting principle was $(.03) for the year ended December 31, 1993.

  Employee Benefits

     During the first quarter of 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard changed the criteria for recognizing the cost of postretirement benefits from the cash basis to the recognition of such benefits over the employee service periods. As a result of adopting this standard, the Company recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle in the 1993 consolidated statement of operations.

  Reclassifications

     Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements and notes in order to conform with the current year presentation.

2. ACQUISITIONS AND DIVESTITURES

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

     The consolidated statements of operations report the net results of the DDS operations as income (loss) from discontinued operations. The DDS business reported revenues of $36.3 million in the first three months of 1993 and $158.7 million in 1992. In determining the income (loss) from discontinued operations, interest expense of $1.3 million in 1993 and $5.6 million in 1992 has been allocated to the discontinued DDS operations based on the ratio of the estimated net assets sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at the end of each period.

  Acquisitions of A-Z/Grant and Lindsey

     On December 22, 1993, the Company acquired the product line assets of A-Z/Grant and Lindsey Completion Systems (A-Z/Grant and Lindsey) from MASX Energy Services Group, Inc. for $19.0 million in cash. A-Z/Grant and Lindsey are a leading provider of downhole tools, remedial services and liner hangers to the oil and gas industry. A-Z/Grant and Lindsey reported unaudited revenues of $31.6 million in 1993 and $29.0 million in 1992. This acquisition was accounted for as a purchase effective December 22, 1993. The unaudited results of A-Z/Grant and Lindsey from December 22, 1993 to December 31, 1993, were not significant to the operations of the Company.

                           SMITH INTERNATIONAL, INC.

     The historical balance sheet of the Company at December 31, 1993 included the historical accounts of A-Z/Grant and Lindsey on an estimated basis. During the third quarter of 1994, the Company revised its valuation of the tangible assets acquired and other costs related to the purchase of A-Z/Grant and Lindsey. The Company has restated its December 31, 1993 balance sheet for such revisions by increasing inventories by $6.7 million, other assets by $0.8 million and other liabilities by $0.1 million and decreasing property, plant and equipment, net by $7.4 million.

  Acquisition of M-I Drilling Fluids L.L.C.

     Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids L.L.C. (M-I) from Dresser Industries, Inc. (Dresser) for $160.0 million. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I is a leading provider of drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest in M-I using $80.0 million of its cash and issuing a note payable to Dresser for $80.0 million due on August 28, 1994 (See Note 4 for discussion of the refinancing of this note). This acquisition was accounted for as a purchase. The Company recorded approximately $37.3 million of goodwill upon purchase of the 64% interest in M-I. M-I reported unaudited revenues of $75.4 million for the two months ended February 28, 1994, $405.8 million in 1993 and $382.6 million in 1992.

  Acquisition of Supradiamant

     On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamonds and cubic boron nitride. This acquisition was accounted for as a purchase. Supradiamant reported unaudited revenues of $3.9 million for the first six months of 1994, $7.5 million in 1993 and $6.8 million in 1992. Summarized unaudited pro forma results from continuing operations of Supradiamant for the years ended December 31, 1994 and 1993 are not significant to the Company.

     The historical balance sheet of the Company at December 31, 1994 includes the historical accounts of Supradiamant and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisition of Supradiamant including assessing the fair market value of the tangible assets acquired and the total amount of costs that may be necessary to reorganize their operations. Upon completion of these evaluations during 1995, any additional adjustments will be recorded and the excess purchase price over net tangible assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

     The unaudited pro forma revenues and income from continuing operations for the years ended December 31, 1994 and 1993 assuming the acquisitions of A-Z/Grant and Lindsey, M-I and Supradiamant had been made on January 1, 1993 are as follows:

                                                                     1994           1993
                                                                   --------       --------
    Unaudited pro forma revenues.................................. $733,135       $664,138
    Unaudited pro forma income from continuing operations (after a
      1993 charge of $19.9 million to settle litigation).......... $ 34,495       $    572
    Unaudited pro forma income (loss) from continuing operations
      per common share............................................ $   0.88       $  (0.01)

                           SMITH INTERNATIONAL, INC.

  Unaudited Subsequent Event-Acquisition of Baker Hughes Treatment Services

     Effective January 1, 1995, M-I (through its Swaco Geolograph division) acquired Baker Hughes Treatment Services (BHTS) from Baker-Hughes, Inc. for approximately $5.1 million in cash. BHTS is a leading supplier of waste minimization, product recovery services, water treatment, downhole injection and reserve pit remediation services to the oilfield industry. This acquisition will be accounted for as a purchase. BHTS reported unaudited revenues of approximately $10.7 million in 1994, $9.8 million in 1993 and $4.1 million in 1992.

3. INVENTORIES

     Inventories consist of the following:

                                                                     1994           1993
                                                                   --------       --------
    Raw materials................................................. $ 24,338       $ 10,965
    Work in process...............................................   31,805         13,551
    Finished goods................................................  155,420         75,001
                                                                   --------       --------
                                                                    211,563         99,517
    Reserves to state certain domestic inventories ($94,339 in
      1994 and $77,312 in 1993) on a LIFO basis...................  (10,459)       (11,148)
                                                                   --------       --------
                                                                   $201,104       $ 88,369
                                                                   ========       ========

4. DEBT

     The following summarizes the Company's outstanding debt:

                                                                     BALANCE AT DECEMBER
                                                                             31,
                                                                    ----------------------
                                                                      1994          1993
                                                                    --------       -------
    SHORT-TERM DEBT
    Short-term bank borrowings with weighted average interest rates
      of 14% in 1994 and 7% in 1993................................ $  5,852       $   702
    Current portion of long-term debt..............................   10,000            --
                                                                    --------       -------
              Total short-term debt and current portion of
                long-term debt.....................................   15,852           702
                                                                    --------       -------
    LONG-TERM DEBT
    Notes payable to insurance companies due on October 1, 2001 at
      9.83%........................................................   46,000        46,000
    Term loan payable to insurance companies due on January 2, 1998
      at 6.02%.....................................................   40,000            --
    Bank revolver payable to banks with final payment due in March
      1997.........................................................   39,000            --
                                                                    --------       -------
                                                                     125,000        46,000
      Less: Amounts classified as current portion of long-term
            debt...................................................   10,000            --
                                                                    --------       -------
              Total Long-Term Debt.................................  115,000        46,000
                                                                    --------       -------
              Total Debt........................................... $130,852       $46,702
                                                                    ========       =======

     In March 1994, the Company refinanced the $80.0 million note payable to Dresser issued to purchase its investment in M-I with a $40.0 million term loan from two of its insurance company lenders and a $65.0 million revolving line of credit from a bank group. The term loan is payable over a period ending in January 1998. The revolving line of credit expires in March 1997 and bears interest at a rate ranging from LIBOR + 3/4 percent to LIBOR + 1 1/2 percent based upon the debt-to-total capitalization of the Company. The revolving line of credit carries a commitment fee of 3/8 percent of the unutilized credit facility.

                           SMITH INTERNATIONAL, INC.

     In June 1994, the Company established a $20.0 million revolving line of credit for M-I with its existing bank lenders. This revolving line of credit expires in February 1996 and bears interest at the rate of LIBOR + 3/4 percent. At December 31, 1994, M-I has borrowing capacity under this revolving line of credit of $20.0 million. The Company has guaranteed its proportional 64% interest of the revolving line of credit or approximately $12.8 million. This revolving line of credit carries a commitment fee of 1/4 percent of the unutilized credit facility.

     In connection with the DDS sale, the Company was required to repay its bank debt. The Company also granted options which expired on July 23, 1993 to its insurance company lenders for early repayment of their debt at a reduced make whole premium. On April 12, 1993, the Company used a portion of the proceeds of the DDS sale to retire its domestic credit facility totaling $37.2 million, its domestic bank term loan totaling $16.4 million and $39.0 million of notes payable with insurance companies. On July 23, 1993, the Company repaid an additional $10.0 million of notes payable with insurance companies. The Company's remaining debt totaling $46.0 million at December 31, 1993 was classified as long-term. The Company renegotiated its loan agreements with the insurance companies to amend certain financial covenants as well as to release the collateral under the loan indenture. The Company was in compliance with its loan covenants under the amended loan indenture at December 31, 1994 and 1993, respectively.

     Certain of the Company's foreign subsidiaries have short-term lines of credit with various foreign banks totaling approximately $15.7 million. At December 31, 1994, borrowings of $5.6 million were outstanding under these lines. The majority of these lines are unsecured.

     The Company's indentures relating to its long-term debt contain covenants restricting the payment of cash dividends to the Company's common stockholders based on net earnings and operating cash flow formulas as defined. The Company has not paid dividends on its Common Stock since the first quarter of 1986. In addition to complying with the covenants of the indentures, the determination of the amount of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deem relevant.

     The Company had average short-term borrowings of $9.1 million in 1994 and $13.9 million in 1993. The average interest rate related to these short-term borrowings were 13% and 7%, respectively.

     Payment requirements on long-term debt for the next five years are as follows: $10.0 million in 1995; $10.0 million in 1996; $59.2 million in 1997; $20.2 million in 1998; $10.2 million in 1999; and $15.4 million thereafter.

     Interest paid during the years ended December 31, 1994, 1993, and 1992 amounted to $7.0 million, $9.2 million, and $15.7 million, respectively.

5. FINANCIAL INSTRUMENTS

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

                           SMITH INTERNATIONAL, INC.

  Foreign Currency Forward Contracts and Options

     At December 31, 1994, the Company had outstanding foreign exchange contracts as a hedge against foreign accounts totaling $17.5 million maturing at various dates during 1995. There were no significant unrecorded gains or losses on these contracts as of December 31, 1994. The Company had outstanding foreign currency option contracts of $14.8 million at December 31, 1994 which expire at various dates in 1995. The Company has no loss exposure under these contracts.

  Interest Rate Contracts

     In July 1993, the Company entered into an interest rate swap agreement which expires on October 1, 1997 with a financial institution in order to balance the portfolio of fixed rate and floating rate instruments of the Company. Under this agreement, the Company receives a fixed rate of 4.86% and pays a floating rate based on 6 month LIBOR on $46.0 million in borrowings. Management estimates that the fair market value of the swap agreement at December 31, 1994 was approximately ($1.7 million). The fair market value was estimated by discounting the expected cash flows using current market rates over the life of the swap agreement. The estimation determined above may not be indicative of the amounts which the Company would pay in a current market exchange or ultimately pay over the life of the swap agreement. Management believes that the swap will not have a material effect on the consolidated financial position or results of the Company over the remaining term of the swap agreement.

6. INCOME TAXES

     The consolidated income tax provision (benefit) relating to continuing operations are summarized as follows:

                                                                1994      1993       1992
                                                               ------     -----     -------
    Current --
      United States........................................... $  413    $  --      $   108
      Foreign.................................................  5,532       662       1,613
      State...................................................    793        13         (30)
                                                               ------     -----     -------
                                                                6,738       675       1,691
                                                               ------     -----     -------
    Deferred --
      United States (including, in 1992, the benefit of a
         $2,500 tax settlement)...............................     64      (301)     (2,462)
      Foreign.................................................     13        94        (236)
                                                               ------     -----     -------
                                                                   77      (207)     (2,698)
                                                               ------     -----     -------
    Income tax provision (benefit)............................ $6,815     $ 468     $(1,007)
                                                               ======     =====     =======

     Deferred taxes are principally attributable to timing differences related to depreciation expense and net operating loss (NOL) and tax credit carryforwards. Deferred taxes also include, in 1992, the net benefit resulting from a settlement of various outstanding issues with the Internal Revenue Service related to prior year audits and offsetting claims for refunds of prior year taxes. In 1994 and 1993, the Company reported the tax benefit of operating loss carryforwards as a reduction in the provision for income taxes in accordance with SFAS No. 109.

                           SMITH INTERNATIONAL, INC.

     The income tax provision (benefit) computed by applying the U.S. Federal statutory rate to income (loss) from continuing operations before income taxes and after minority interest are reconciled to the actual tax provision (benefit) as follows:

                                                            1994         1993        1992
                                                          --------     --------     -------
    Income (loss) from continuing operations before
      income taxes and after minority interest:
      United States...................................... $ 40,745     $ 21,020     $ 2,740
      Foreign............................................    1,949      (24,547)     (2,583)
                                                          --------     --------     -------
              Total...................................... $ 42,694     $ (3,527)    $   157
                                                          ========     ========     =======
    Computed U.S. Federal statutory tax expense
      (benefit).......................................... $ 14,943     $ (1,199)    $    53
    U.S. Alternative Minimum Tax.........................      630           --         161
    Utilization of U.S. net operating loss
      carryforward.......................................  (12,118)      (7,283)         --
    Permanent differences................................   (1,720)        (165)     (1,089)
    State taxes, net.....................................      818           13         (30)
    Foreign tax provisions in excess of U.S. rate/foreign
      losses with no tax benefit realized................    4,078        8,929       2,255
    U.S. benefit of tax settlement.......................       --           --      (2,500)
    Other items, net.....................................      184          173         143
                                                          --------     --------     -------
              Income tax provision (benefit)............. $  6,815     $    468     $(1,007)
                                                          ========     ========     =======

     The components of the net deferred tax asset (liability) are as follows:

                                                       DECEMBER 31,    DECEMBER 31,      NET
                                                           1994            1993         CHANGE
                                                       ------------    ------------    --------
    Deferred tax liabilities attributed to the excess
      of net book basis over remaining tax basis
      (principally depreciation):
         Domestic......................................   $(10,114)      $ (8,286)     $ (1,828)
         Foreign.......................................     (5,076)        (4,015)       (1,061)
                                                          --------       --------      --------
              Total deferred tax liabilities...........    (15,190)       (12,301)       (2,889)
                                                          --------       --------      --------
    Deferred tax assets attributed to net operating
      loss and tax credit carryforwards:
         Domestic......................................     40,652         62,091       (21,439)
         Foreign.......................................     24,278          6,970        17,308
    Other deferred tax assets:
         Domestic......................................     14,898         11,863         3,035
         Foreign.......................................      6,861             --         6,861
                                                          --------       --------      --------
              Subtotal.................................     86,689         80,924         5,765
    Valuation allowance................................    (64,993)       (73,186)        8,193
                                                          --------       --------      --------
      Net deferred tax assets..........................     21,696          7,738        13,958
                                                          --------       --------      --------
              Net deferred tax asset (liability).......   $  6,506       $ (4,563)     $ 11,069
                                                          ========       ========      ========
    Balance sheet presentation:
      Current deferred tax asset, net..................   $  2,161       $     --      $  2,161
      Other assets.....................................      4,345             --         4,345
      Deferred tax liabilities, net....................         --         (4,563)        4,563
                                                          --------       --------      --------
         Net deferred tax asset (liability)............   $  6,506       $ (4,563)     $ 11,069
                                                          ========       ========      ========

                           SMITH INTERNATIONAL, INC.

     The net change in deferred taxes of $11.1 million is primarily attributed to the acquisition of M-I as discussed in Note 2.

     For U.S. tax reporting purposes, the Company has cumulative NOL carryforwards in the amount of approximately $84.4 million. These losses were generated in 1987, 1988 and 1992 in the amounts of $39.9 million, $42.3 million and $2.2 million, respectively. Losses in 1987, 1988 and 1992 are available to reduce future U.S. taxable income that may be generated through the years 2002, 2003 and 2007, respectively. On certain changes in equity ownership of the Company, the ability to utilize NOL carryforwards becomes subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended. In the opinion of management, the application of Section 382 will not materially limit the availability of net tax loss carryforwards.

     Also available to reduce future U.S. income taxes are unused alternative minimum tax credits of $3.8 million and investment tax credits of $7.3 million. The investment tax credits expire as follows: $2.8 million in 1997, $1.8 million in 1998, $1.6 million in 1999 and $1.1 million in 2000. Income taxes paid during the years ended December 31, 1994, 1993 and 1992 amounted to $7.0 million, $0.9 million, and $4.4 million respectively.

     The Company's foreign subsidiaries currently have undistributed earnings of $18.0 million which if repatriated would be generally sheltered from U.S. tax by NOL carryforwards and various foreign tax credits.

7. CAPITAL STOCK

  Preferred Stock

     In 1988, the Company authorized the issuance of 5,000,000 shares of 8.75% convertible preferred stock. The convertible preferred stock carried a cumulative annual dividend of 8.75% ($2.1875 per share based on a $25 value) was payable quarterly and was convertible into common stock at $8 per share, subject to certain antidilution adjustments. The Preferred Stock had a liquidation preference of $25 per share plus cash equal to any accumulated and unpaid dividends, and was redeemable at the Company's option at any time at a redemption price of $25 per share plus cash equal to any accumulated and unpaid dividends, provided that the average closing price of the common stock for the 20 trading days ending on the fifth day before mailing the notice of redemption was at least 125% of the conversion price if mailed before February 10, 1994. The Company issued 800,000 shares of the preferred stock for $20.0 million in cash in a private placement of securities in 1988. These shares were issued to the public in a secondary offering of the preferred stock in 1990. At December 31, 1992, 798,800 shares of preferred stock were outstanding.

     In June 1993, the Company called the remaining shares of preferred stock for redemption in accordance with the terms of the Certificate of Designation with regard to the preferred stock. All holders of the preferred stock surrendered their shares for conversion into 2,496,250 shares of common stock of the Company. For purposes of the Consolidated Statements of Cash Flows, this conversion of preferred stock to common stock is a non-cash transaction, and, therefore, is not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 1993. As of December 31, 1994, there were no shares of the preferred stock outstanding.

  Class C Warrants and Treasury Securities

     During 1990, the Company issued 300,000 shares of common stock and 451,357 Class C warrants to an international subsidiary of the Company. These Class C Warrants were exercisable until February 28, 1995 at a price of $1.00 per share. The Company recorded these warrants at their estimated value at the date of issue of $16.125 per warrant. This transaction is reflected as treasury securities in the consolidated balance sheets and consolidated statements of shareholders' equity at December 31, 1993. In 1994, the international

                           SMITH INTERNATIONAL, INC.

subsidiary exchanged the 451,357 Class C Warrants with the parent to acquire the parent's 64% interest in the Canadian drilling fluids subsidiary.

     In June 1993, the Board of Directors approved a stock repurchase program whereby the Company was authorized to buy up to 3 million shares of its outstanding common stock. The program contemplates that the Company may, from time to time, purchase shares in the open market. This program is funded by the Company's cash balances. As of December 31, 1994, the Company had purchased 158,400 shares of common stock under the stock repurchase program at a cost of $1.3 million. These shares are reflected as treasury securities in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity.

  Unaudited Subsequent Event-Class A and Class B Warrants

     On February 28, 1995, the Company's Class A Warrants and the Company's Class B Warrants expired in accordance with the terms of the warrant agreements. During 1995, prior to expiration, 142,880 Class A Warrants and 123 Class B Warrants were exercised and converted into 143,003 shares of the Company's common stock. The Company received $1.2 million in connection with this exercise and conversion of these warrants.

8. EMPLOYEE STOCK OPTIONS, RESTRICTED STOCK AWARDS AND STOCK APPRECIATION RIGHTS

     As of December 31, 1994, the Company has outstanding stock options granted under two plans: the 1989 Long-Term Incentive Compensation Plan ("1989 Plan") and the 1982 Stock Option Plan ("1982 Plan"). No further options may be granted under the 1982 Plan. Options issued in 1982, 1983, 1984 and 1985 under the 1982 Plan were cancelled and reissued effective June of 1986 at an option price which represented the fair market value on the date of reissuance.

     The options, exercisable at various dates through December 2003, are conditioned upon continued employment. A summary of stock option transactions for 1994, 1993 and 1992 are as follows:

                                                          1994          1993          1992
                                                        ---------     ---------     --------
    Outstanding at beginning of year................... 1,002,832       720,190      636,854
    Options granted....................................   513,300       439,500      277,487
    Options forfeited..................................   (41,562)     (116,015)    (136,078)
    Options exercised:
      -- with a basis of $2.48.........................        --          (200)          --
      -- with a basis of $2.50.........................        --            --      (40,132)
      -- with a basis of $2.53.........................    (4,700)      (17,008)     (11,941)
      -- with a basis of $5.50.........................   (17,400)      (15,750)      (6,000)
      -- with a basis of $8.38.........................   (32,150)       (7,885)          --
      -- with a basis of $10.21........................    (1,200)           --           --
      -- with a basis of $10.27........................   (29,910)           --           --
      -- with a basis of $10.31........................    (2,300)           --           --
      -- with a basis of $12.56........................    (8,585)           --           --
      -- with a basis of $14.73........................    (1,250)           --           --
                                                        ---------     ---------     --------
    Outstanding at end of year......................... 1,377,075     1,002,832      720,190
                                                         ========      ========     ========

                           SMITH INTERNATIONAL, INC.

                                                          1994          1993          1992
                                                        ---------     ---------     --------
    Options exercisable:
      Granted in 1982-1984 with a basis of $10.21......        --         1,925        1,825
      Granted in 1982-1985 with a basis of $2.53.......     2,100         6,800       25,133
      Granted in 1986 with a basis of $2.48............       633           633          833
      Granted in 1987 with a basis of $5.50............    17,250        34,650       52,400
      Granted in 1989 with a basis of $10.27...........    60,185        91,345       80,408
      Granted in 1990 with a basis of $12.56...........    81,915        75,924       53,495
      Granted in 1990 with a basis of $15.72...........        --         3,750        2,500
      Granted in 1990 with a basis of $16.09...........        --        10,313        6,875
      Granted in 1991 with a basis of $10.52...........     3,750         2,500        1,250
      Granted in 1991 with a basis of $14.73...........    70,501        66,455       31,445
      Granted in 1992 with a basis of $8.38............    65,007        54,293           --
      Granted in 1992 with a basis of $9.25............    20,000        20,000       20,000
      Granted in 1993 with a basis of $8.38............    49,625            --           --
      Granted in 1993 with a basis of $10.31...........    57,325            --           --

    Options not exercisable:
      Granted in 1989 with a basis of $10.27                   --            --       26,802
      Granted in 1990 with a basis of $12.56...........        --        20,036       53,495
      Granted in 1990 with a basis of $15.72...........        --            --        2,500
      Granted in 1990 with a basis of $16.09...........        --            --        6,875
      Granted in 1991 with a basis of $10.52...........     1,250         2,500        3,750
      Granted in 1991 with a basis of $14.73...........    22,739        45,370      104,333
      Granted in 1992 with a basis of $8.38............    83,745       126,838      246,271
      Granted in 1993 with a basis of $8.38............   148,875       199,500           --
      Granted in 1993 with a basis of $10.31...........   178,875       240,000           --
      Granted in 1994 with a basis of $13.13...........   513,300            --           --
                                                        ---------     ---------     --------
                                                        1,377,075     1,002,832      720,190
                                                         ========      ========     ========

     The 1994 grants include stock options of 513,300 shares at a $13.13 exercise price. The 1993 grants included stock options of 199,500 shares and 240,000 shares at exercise prices of $8.38 and $10.31, respectively. Included in the 1992 grants were stock options of 257,487 shares and 20,000 shares at exercise prices of $8.38 and $9.25, respectively. Of the total $8.38 stock options, the Company granted 167,497 shares in exchange for certain Stock Appreciation Rights valued at an exercise price of $10.53 - $16.09. All stock options discussed above, with the exception of the stock options granted at $9.25, vest over a four year period from the date of grant. The stock options granted at $9.25 were fully vested at the date of grant.

     In addition, as part of the 1989 Plan, the Company granted 82,540 Stock Appreciation Rights in 1991 at an exercise price range of $10.52 - $14.73 and 80,775 Stock Appreciation Rights in 1990 at an exercise price range of $12.56 - $16.09. At December 31, 1994, there were 9,164 of these rights outstanding. These rights vest over a four year period from date of grant, and are exercisable until February 2001. Upon exercise of the rights, appreciation is paid by distributing cash or shares at the option of the Company.

     At December 31, 1994, there were 911,933 shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional Stock Appreciation Rights.

                           SMITH INTERNATIONAL, INC.

9. EMPLOYEE BENEFITS

     The Company has non-contributory pension plans in the U.S and the United Kingdom. Benefit accruals under the Company's U.S. pension plan, which have been frozen since 1987, covered substantially all the U.S. employees of the Company at that date. Due to the freezing of domestic pension benefits and fully funding those benefits in 1987, a contribution was not necessary for 1994 and 1993. Most of the employees of M-I are not covered by any pension plans.

     The following tables detail the components of pension expense for the three years ended December 31, 1994, the funded status of the plans and major assumptions used to determine these amounts:

                                                              1994        1993        1992
                                                             -------     -------     -------
    Service cost..........................................   $   266     $   276     $   343
    Interest cost.........................................       862         769         805
    Actual return on plan assets..........................      (299)     (1,308)       (848)
    Net amortization and deferral and other...............      (645)      1,284          19
                                                             -------     -------     -------
    Net periodic pension cost.............................   $   184     $ 1,021     $   319
                                                             =======     =======     =======

      Reconciliation of Funded Status of the Plan

                                                                      DECEMBER 31,
                                                             -------------------------------
                                                              1994        1993        1992
                                                             -------     -------     -------
    Actuarial present value of benefit obligations:
      Vested benefit obligation...........................   $ 9,863     $10,276     $ 9,674
                                                             =======     =======     =======
      Accumulated benefit obligation......................   $ 9,993     $10,468     $ 9,842
                                                             =======     =======     =======
      Projected benefit obligation........................   $10,681     $11,540     $10,373
      Plan assets at fair value...........................    11,166      10,259      11,250
                                                             -------     -------     -------
      Projected benefit obligation (in excess of) or less
         than plan assets.................................   $   485     $(1,281)    $   877
      Unrecognized prior service cost.....................        11          --          --
      Unrecognized net (gain) loss........................      (133)      1,440        (825)
      Additional minimum liability........................      (978)     (2,491)         --
                                                             -------     -------     -------
      Prepaid pension cost (pension liability) recognized
         in the balance sheet.............................   $  (615)    $(2,332)    $    52
                                                             =======     =======     =======
      Weighted-average assumed discount rate.............. 8.5%-8.875%       7.0%        8.5%
      Rate of compensation increases......................   None in U.S. due to freezing
                                                               of benefits, 7.5% in U.K.
    Weighted-average expected long-term rate of return on
      plan assets.........................................  8.5%-9.0%        7.0%        8.5%

     In 1993 and 1994, the Company adjusted its discount rate related to the domestic pension plan for current and former employees of the Smith Drill Bits and the Smith Drilling and Completion Services Units to more accurately reflect current market trends. For 1993, the Company reduced its discount rate from 8.5% to 7.0%. As a result, the projected benefit obligation exceeded the fair value of the plan's assets by $2.5 million. This amount was recorded as an additional minimum liability in the Consolidated Balance Sheets at December 31, 1993. For 1994, the Company increased its discount rate from 7.0% to 8.875%. This resulted in a reduction in the amount by which the projected benefit obligation exceeded the fair value of the plan's assets from $2.5 million in 1993 to $1.0 million. This amount was recorded as reduction to the additional minimum liability in the Consolidated Balance Sheets at December 31, 1994.

                           SMITH INTERNATIONAL, INC.

     The Company has several other pension plans covering certain international employees. Pension expense for these plans totaled $0.4 million in 1994, $0.2 million in 1993 and $0.4 million in 1992. Based on the latest available actuarial valuations, total accumulated plan benefits are $2.6 million and net assets available for benefits are $3.4 million.

     The Company has an Employee 401(k) Plan which allows eligible participating employees to make contributions in either a Company stock fund or any one of seven mutual funds managed by Vanguard Group of Investment Companies (Vanguard) or a combination thereof. The Company contributes for all eligible employees a percentage of their qualified compensation into the Plan. Contribution percentages range from 2% for employees under the age of 40 to 6% for employees who are 60 years of age or older. Contributions to this plan by the Company totaled approximately $1.5 million in 1994, $1.7 million in 1993 and $2.0 million in 1992. Effective January 1, 1990, the Company also initiated an additional plan to fund a matching contribution ranging from 0% to 100% of an individual employee's 401(k) contributions based on the Company achieving a certain level of operating income as a percentage of total revenue for the year. The Company recorded an expense of $2.9 million in 1994 and $1.2 million in 1993 for this provision of the plan. No expense was required or recorded for matching contributions for 1992.

     The M-I Drilling Fluids Unit has an Employee 401(k) Plan which allows eligible participating employees to make contributions in either a Company stock fund or any one of seven mutual funds managed by Vanguard or a combination thereof. M-I contributes for all eligible employees 3% of their qualified compensation into the Plan. In addition, a 1 1/2% matching contribution of an individual employee's 401(k) contributions can be made based upon the attainment of a certain level of operating income as a percentage of total revenue for the year. M-I recorded contributions to this plan of approximately $1.7 million in 1994.

     The Company and its subsidiaries provide certain health care benefits for retired employees. Most of the employees who retire from the Company are eligible for these benefits. The cost of postretirement health care benefits were recognized as an expense as claims were paid in 1992. These costs totaled approximately $0.2 million in 1992.

     During the first quarter of 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle in the consolidated statements of operations.

     Prior to May 1, 1993, the Company had two retiree medical coverage plans. Effective May 1, 1993 the two plans were combined into one plan, the Smith International, Inc. Retiree Medical Plan. The plan provides postretirement medical benefits to retirees and their spouses. The retiree medical plan has an annual limitation (a "cap") on the dollar amount of the Company's portion of the cost of benefits incurred by retirees under the plan. The remaining cost of benefits in excess of the cap is the responsibility of the participants. For 1993, the cap was $25,000 per retiree per year. The cap will be adjusted annually for inflation, which is currently assumed to be 4 percent.

     Prior to March 1, 1994, M-I had provided retiree medical coverage to its employees under the M-I Drilling Fluids Retiree Medical Plan. As part of the Company's acquisition of M-I, eligibility for inclusion in the plan was closed as of March 1, 1994. Active M-I employees are not eligible for benefits under the closed M-I plan; however, they will be eligible for postretirement medical benefits under the Smith International, Inc. Retiree Medical Plan. The closed M-I plan continues to provide postretirement medical benefits to the eligible M-I retirees and their dependents. The dollar amount of M-I's portion of the cost of benefits under this closed plan is capped at a lifetime maximum benefit of $500,000 per retiree. Any costs in excess of the capped amount is the responsibility of the retiree or their dependents.

                           SMITH INTERNATIONAL, INC.

     The following table sets forth the plans' unfunded status reconciled with the amount shown in the Company's consolidated balance sheets:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1994             1993
                                                                 ------------     ------------
    Accumulated postretirement benefit obligation:
      -- Retirees...............................................   $ (4,829)        $ (1,140)
      -- Actives................................................     (3,248)             (93)
    Plan assets at fair value...................................         --               --
                                                                 ------------     ------------
    Accumulated postretirement benefit obligation in excess of
      plan assets...............................................     (8,077)          (1,233)
    Unrecognized net gain.......................................     (2,510)             (57)
                                                                 ------------     ------------
    Prepaid (Accrued) postretirement benefit cost...............   $(10,587)        $ (1,290)
                                                                 ==========       ==========

     Postretirement benefit expense recognized in income from continuing operations for the years ended December 31, 1994 and 1993 is summarized as follows:

                                                                         1994        1993
                                                                         -----       ----
    Service cost........................................................ $  87       $  9
    Interest cost on accumulated postretirement benefit obligation and
      other.............................................................   701        223
    Net gain............................................................  (159)        --
                                                                         -----       ----
    Postretirement benefit expense...................................... $ 629       $232
                                                                         =====       ====

     The health care cost trend rate assumption can have a significant effect on the amounts reported. For measurement purposes, an 11% and 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994 and 1993, 1993 respectively. The rate was assumed to gradually decrease to 7% for 1998 and to remain at that level thereafter. An increase of one percentage point in the health care cost trend rate would not have a material effect on either the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of the postretirement benefits expense.

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation for 1994 and 1993 were 8.5%-8.875% and 7.0%, respectively.

10. STOCKHOLDERS' RIGHTS PLAN

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

                           SMITH INTERNATIONAL, INC.

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

11. SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Amounts charged to expense for continuing operations is as follows:

                                                               1994        1993       1992
                                                              -------     ------     ------
    Maintenance and repairs.................................. $ 9,921     $5,689     $3,927
    Depreciation of fixed assets.............................  19,696      7,348      9,088
    Amortization of intangible assets........................   2,106        934        618
    Taxes, other than payroll and income taxes...............   5,134      1,901      2,280
    Rents....................................................  12,994      6,572      6,190
    Research and engineering costs...........................  14,615      6,574      6,218

12. QUARTERLY INFORMATION (UNAUDITED)

                                           FIRST       SECOND      THIRD       FOURTH       YEAR
                                          --------    --------    --------    --------    --------
1994
Revenues................................. $100,762    $173,410    $181,489    $198,240    $653,901
                                          ========    ========    ========    ========    ========
Gross profit............................. $ 35,581    $ 57,609    $ 60,276    $ 67,808    $221,274
                                          ========    ========    ========    ========    ========
  Income from continuing operations......    7,589    $  8,465    $  9,349    $ 10,476    $ 35,879
                                          ========    ========    ========    ========    ========
Net income............................... $  7,589    $  8,465    $  9,349    $ 10,476    $ 35,879
                                          ========    ========    ========    ========    ========
Income per common share:
  From continuing operations.............     0.20    $   0.22    $   0.24    $   0.27    $   0.92
                                          ========    ========    ========    ========    ========
  Net income............................. $   0.20    $   0.22    $   0.24    $   0.27    $   0.92
                                          ========    ========    ========    ========    ========

                           SMITH INTERNATIONAL, INC.

     Included in the results for 1994 are a full year of the operations of A-Z/Grant and Lindsey, ten months of operations for M-I and six months of operations of Supradiamant. For a further discussion of these acquisitions, see
Note 2.

                                           FIRST       SECOND      THIRD       FOURTH       YEAR
                                          --------    --------    --------    --------    --------
1993
Revenues................................. $ 49,954    $ 52,741    $ 59,039    $ 58,978    $220,712
                                          ========    ========    ========    ========    ========
Gross profit............................. $ 17,174    $ 19,005    $ 21,627    $ 22,157    $ 79,963
                                          ========    ========    ========    ========    ========
Income (loss) from continuing
  operations............................. $  1,327    $  2,651    $(14,158)   $  6,185    $ (3,995)
Income from discontinued operations......   73,623          --          --          --      73,623
Cumulative effect of change in accounting
  principle..............................   (1,300)         --          --          --      (1,300)
                                          --------    --------    --------    --------    --------
Net income (loss)........................ $ 73,650    $  2,651    $(14,158)   $  6,185    $ 68,328
                                          ========    ========    ========    ========    ========
Income (loss) per common share:
  From continuing operations............. $   0.03    $   0.06    $  (0.36)   $   0.16    $  (0.13)
  From discontinued operations...........     2.02          --          --          --        1.95
  From the change in accounting
     principle...........................    (0.04)         --          --          --       (0.03)
                                          --------    --------    --------    --------    --------
  Net income (loss)...................... $   2.01    $   0.06    $  (0.36)   $   0.16    $   1.79
                                          ========    ========    ========    ========    ========

     Included in third quarter of 1993 results is a special charge of $19.9 million ($0.51 per common share in the third quarter and $0.53 per common share for the full year) relating to the settlement of drill bit litigation (See Note
14). Due to the conversion of the preferred stock into common stock (See Note 7) in the second quarter of 1993, the total year income (loss) per common share amounts do not equal the sum of the quarterly income (loss) per common share amounts.

13. INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

     The Company operates primarily in one industry segment: petroleum services. The products and services of the petroleum services segment are primarily used in the drilling of oil and gas wells. The following chart sets forth information concerning the Company's continuing domestic and international operations:

                                                   UNITED     INTERNATIONAL
                                                   STATES      OPERATIONS      ELIMINATIONS     TOTAL
                                                  --------    -------------    ------------    --------
Year ended December 31, 1994:
  Revenues from unaffiliated customers........... $336,856      $ 317,045       $       --     $653,901
  Transfers between geographic areas.............   85,153         46,964         (132,117)          --
                                                  --------      ---------       ----------     --------
  Total revenues................................. $422,009      $ 364,009       $ (132,117)    $653,901
                                                  ========      =========       ==========     ========
  Income from continuing operations before
     interest and taxes.......................... $ 33,520      $  35,988       $      781     $ 70,289
                                                  ========      =========       ==========     ========
  Identifiable assets............................ $372,410      $ 247,370       $       --     $619,780
                                                  ========      =========       ==========     ========

                           SMITH INTERNATIONAL, INC.

                                                   UNITED     INTERNATIONAL
                                                   STATES      OPERATIONS      ELIMINATIONS     TOTAL
                                                  --------    -------------    ------------    --------
Year ended December 31, 1993:
  Revenues from unaffiliated customers........... $134,341      $  86,371       $       --     $220,712
  Transfers between geographic areas.............   58,693         23,061          (81,754)          --
                                                  --------    -------------    ------------    --------
  Total revenues................................. $193,034      $ 109,432       $  (81,754)    $220,712
                                                  ========      =========        =========     ========
  Income from continuing operations before
     interest and taxes.......................... $ 26,532      $  (1,920)      $      (96)    $ 24,516
                                                  ========      =========        =========     ========
  Identifiable assets............................ $249,218      $  99,268       $       --     $348,486
                                                  ========      =========        =========     ========
Year ended December 31, 1992:
  Revenues to unaffiliated customers............. $116,129      $  94,540       $       --     $210,669
  Transfers between geographic areas.............   54,334         26,738          (81,072)          --
                                                  --------    -------------    ------------    --------
  Total revenues................................. $170,463      $ 121,278       $  (81,072)    $210,669
                                                  ========      =========        =========     ========
  Income from continuing operations before
     interest and taxes.........................  $ 17,391      $  (1,556)      $      176     $ 16,011
                                                  ========      =========        =========     ========
  Identifiable assets............................ $147,535      $ 116,102       $       --     $263,637
                                                  ========      =========        =========     ========

     General corporate expenses and interest income and expense have been excluded from income from continuing operations before interest and taxes in the table above. Results of operations as reported in the accompanying consolidated financial statements include general corporate expenses of $10.2 million in 1994, $5.9 million in 1993 and $5.7 million in 1992.

     Transfers between geographic areas are recorded by the Company and its subsidiaries based on their various intercompany pricing agreements.

     United States revenues include $56.4 million in 1994, $29.9 million in 1993 and $27.9 million in 1992 exported to various international markets. These markets include North Sea/Europe, Africa, Middle East, Latin America, Far East/Asia, and Canada. With the exception of North Sea/Europe, neither export nor international sales to any one of these individual markets exceeded 10% of consolidated revenues.

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

14. COMMITMENTS AND CONTINGENT LIABILITIES

  Leases

     The Company leases certain facilities and machinery and equipment under operating leases. The Company also leases certain machinery and equipment under capital leases. At December 31, 1994 and 1993, machinery and equipment included $3.2 million and $3.0 million, respectively (before accumulated amortization of $1.1 million and $0.7 million, respectively) related to capital leases. These capital leases are recorded in other current and other long-term liabilities in the accompanying consolidated balance sheets.

                           SMITH INTERNATIONAL, INC.

     Future minimum payments under all non-cancellable leases having initial terms of one year or more are as follows:

                               YEAR ENDING                             CAPITAL    OPERATING
                               DECEMBER 31,                            LEASES      LEASES
    ------------------------------------------------------------------ ------     ---------
      1995............................................................ $  519      $11,631
      1996............................................................    344        8,434
      1997............................................................    269        5,318
      1998............................................................      3        2,816
      1999............................................................     --        2,357
    Thereafter........................................................     --       11,937
                                                                       ------     ---------
                                                                        1,135      $42,493
                                                                                   =======
    Less: amount representing interest on capital leases..............    221
                                                                       ------
    Present value of minimum lease payments under capital leases...... $  914
                                                                       ======

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

     Chevron USA Inc., which opted not to be part of the above mentioned class action, filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division, entitled Chevron USA Inc., acting by and through its division Chevron USA Production Company v. Baker Hughes, Inc., Reed Tool Company a/k/a Baker RTC, Inc., Camco International, Inc., Smith International, Inc. and Dresser Industries, Inc. Cause No. H-93-949, alleging violations of Section 1 of the Sherman Act. On July 12, 1994, without admitting any liability, the Company and Camco International, Inc. entered into an agreement with the plaintiffs to pay $0.5 million. The Company's portion of the agreed payment was $0.3 million. On July 25, 1994, the U.S. District Judge signed and entered an Agreed Order of Dismissal giving final approval to this settlement.

                           SMITH INTERNATIONAL, INC.

     On March 4, 1992, the Company was served with a complaint in the U.S. District Court in the Central District of California, entitled Lynn Martin, Secretary of the U.S. Dept. of Labor v. Smith International, Inc., et al., Case No. CV-92-1196. In addition, seven of its employees or former employees (the "Individual Defendants") were also served. The complaint alleges violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of annuities from Executive Life Insurance Company ("Executive Life"), upon the termination of its Pension Plan in August 1985. On April 11, 1991, Executive Life was placed in conservatorship in California state court by the California Insurance Commissioner. As a result of the conservatorship and reorganization, Executive Life emerged in 1993 as Aurora National Life Assurance Company, Inc. ("Aurora") from the conservatorship proceeding. Under the rehabilitation plan as ordered by the Los Angeles Superior Court judge, Aurora will honor in part Executive Life's past and continuing commitments under the outstanding annuities; however, a portion of these obligations will not be paid by Aurora (the "Shortfall").

     In November 1994, the Company was dismissed from the lawsuit after obtaining summary judgment in its favor on the ground that the Company's 1986 bankruptcy barred the Department of Labor's claim. The Individual Defendants remained in the lawsuit.

     Trial of the Department of Labor's claims against the Individual Defendants and the Company's and the Individual Defendants' crossclaims was scheduled to begin on December 6, 1994. Prior to the trial, the parties agreed in principle to a settlement whereby: (i) the Department of Labor will be paid the sum of $4.07 million (which represents an actuarial estimate of the Shortfall); (ii) the Department of Labor will distribute the $4.07 million to the participants and beneficiaries of the Company's Pension Plan consistent with the goal of making the participants and beneficiaries whole to the extent possible from the $4.07 million payment only; (iii) the Company and the Department of Labor will sign a consent order which, among other things, provides that the Company neither admits nor denies the allegations of the Department of Labor's complaint; (iv) the Company will reasonably cooperate with the Department of Labor in their efforts to equitably distribute the $4.07 million; and (v) the Individual Defendants will not be required to sign the consent order and they will be dismissed with prejudice upon the payment of the $4.07 million to the Department of Labor. A substantial portion of the $4.07 million settlement will be paid by the Company's insurance carrier. The Company accrued its portion of the settlement of approximately $1.0 million in 1994.

     The parties are in the process of preparing settlement documents. The Company anticipates that the settlement will be fully documented and all payments made to the Department of Labor by April 1995.

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

     The Company reached a settlement with the Sheridan Site Committee (the Committee) with respect to the Sheridan Disposal Services site. The Company has agreed to pay its allocable share of response costs incurred by the Committee, such share to be limited to the lesser of $3.0 million or 2.93% of actual response costs. The Company has also reached a settlement with the United States Environmental Protection Agency Region IX ("EPA") with respect to the Operating Industries, Inc. ("OII") site. The Company has agreed to pay its allocable share of total future site response costs incurred, such share to be limited to the lesser of $5.0 million or 0.65% of the future site response costs incurred. As of December 31, 1994, the Company anticipates that its ultimate liability for the Sheridan and OII sites will be substantially less than these maximum amounts.

     Certain environmental problems may exist at the Chemform site in Pompano Beach, Florida, which is located in a highly industrialized area. The Company held a leasehold interest in this property between

                           SMITH INTERNATIONAL, INC.

May 14, 1976 and March 16, 1979. On October 4, 1989, the EPA listed the Chemform site on the National Priorities List. In October 1989, the Company and three other potential responsible parties (PRP's) entered into an administrative consent decree order with the EPA for the preparation of the Remedial Investigation and Feasibility Study ("RI/FS"). An amendment to the consent decree specified that the RI/FS would be addressed in two operable units:
Operable Unit One addresses Site-related groundwater contamination, and Operable Unit Two addressed source and soil contamination. On September 22, 1992, EPA issued the Record of Decision ("ROD") for Operable Unit One, which selected a "No Action with Monitoring" alternative, under which groundwater will be monitored for at least one year. Four quarters of groundwater monitoring have now been completed. The State of Florida, as represented by the Florida Department of Environmental Protection ("Florida DEP"), has requested that additional monitoring work be performed. The final scale of the monitoring work is not yet known. It is also not yet known whether any groundwater remediation work will thereafter be required. On September 16, 1993, the EPA issued the ROD for Operable Unit Two at the Chemform Site, which addresses site-related soil contamination. The ROD determined that no further Superfund action is necessary to address Operable Unit Two at the Site; however, the Florida DEP requested that additional soil be removed. The Company and the two other PRPs have performed the soil removal requested, but it is unknown whether the Florida DEP will require any additional soil removal work. As the EPA still retains jurisdiction over the Chemform Site, it is possible that additional issues may arise which would require further resolution. The Company believes that the EPA will demand reimbursement of certain oversight expenses that the EPA allegedly has incurred in administering the Chemform site. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

     In 1994, 1993 and 1992, the Company paid for various clean up activities and recorded additional provisions, charged to continuing operations, of $0.3 million, $0.5 million and $0.4 million, respectively, and also charged a provision of $1.5 million to the gain on sale of DDS operations in 1993 based on annually revised estimates of required future clean-up costs. In addition, estimated liabilities of approximately $2.5 million were recorded as part of the purchase price allocation for the Company's 1994 business acquisitions.

     At December 31, 1994, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as for properties currently or previously owned or leased by the Company totalled $6.1 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for the Superfund sites and for properties currently or previously owned or leased by the Company. The Company believes that any additional unrecorded clean-up liabilities will not have a material adverse effect on the Company's consolidated financial position or the results of its operations.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                 REFERENCE
                                                                                 ---------
    (1) Financial statements included in this report:
         Report of Independent Public Accountants...............................   24
         Consolidated Statements of Operations for the years ended December 31,
          1994, 1993 and 1992...................................................   25
         Consolidated Balance Sheets at December 31, 1994 and 1993..............  26-27
         Consolidated Statements of Cash Flows at December 31, 1994, 1993 and
          1992..................................................................   28
         Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 1994, 1993 and 1992.....................................   29
         Notes to Consolidated Financial Statements.............................  30-49
    (2) Financial statement schedule for the years ended December 31, 1994, 1993 and 1992:
           II Valuation and qualifying accounts and reserves....................   54

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS AND INDEX TO EXHIBITS

      3.1     -- Restated Certificate of Incorporation of the Company as amended to date.
                 Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended
                 December 31, 1993 and incorporated herein by reference.

      3.2     -- Bylaws of the Company as amended to date. Filed as Exhibit 3.2 to the
                 Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

      4.1     -- Warrant Agreement dated as of February 12, 1988 between the Company and
                 Morgan Shareholder Services Trust Company, as Warrant Agent. Filed as Exhibit
                 4.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

      4.2     -- Rights Agreement, dated as of June 19, 1990, between the Company and First
                 Chicago Trust Company of New York. Filed as Exhibit 4.13 to the Company's
                 report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

      4.3     -- Loan Agreement dated as of March 17, 1994, by and among the Company and Texas
                 Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

      4.4     -- First Amendment to Loan Agreement dated as of June 30, 1994, by and among the
                 Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

      4.5     -- Second Amendment to Loan Agreement dated as of February 15, 1995, by and among the Company and Texas Commerce Bank National Association, a national
                 Banking association, individually and as Agent, and the other financial institutions parties thereto.

      4.6     -- Loan Agreement dated as of June 30, 1994, by and among M-I Drilling Fluids
                 Company, L.L.C., Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto.

      4.7     -- First Amendment to Loan Agreement dated as of February 15, 1995, by and among
                 M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank National
                 Association, individually and as Agent, and the other financial institutions parties thereto.

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

     10.3     -- Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, as
                 amended to date.

     10.4     -- Smith International, Inc. Directors' Retirement Plan as amended to date.
                 Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended
                 December 31, 1989 and incorporated herein by reference.

     10.5     -- Smith International, Inc. Supplemental Executive Retirement Plan, as amended.
                 Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended
                 December 31, 1993 and incorporated herein by reference.

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

     10.11    -- Employment Agreement dated December 10, 1987 between the Company and Douglas
                 L. Rock. Filed as Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     10.12    -- Employment Agreement dated December 10, 1987 between the Company and D. Barry
                 Heppenstall. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     10.13    -- Employment Agreement dated January 2, 1991 between the Company and Neal S.
                 Sutton. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

     10.14    -- Employment Agreement dated May 1, 1991 between the Company and Richard A.
                 Werner. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

     10.15    -- Amendment to Employment Agreement dated October 16, 1989 between the Company and Douglas L. Rock. Filed as Exhibit 10.29 to the Company's report on Form
                 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.16    -- Amendment to Employment Agreement dated October 16, 1989 between the Company and D. Barry Heppenstall. Filed as Exhibit 10.31 to the Company's report on
                 Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.17    -- Amendment to Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.32 to the Company's report on Form
                 10-K for the year ended December 31, 1990 and incorporated herein by reference.

     10.18    -- Amendment to Employment Agreement dated May 1, 1991 between the Company and
                 Richard A. Werner. Filed as Exhibit 10.30 to the Company's report on Form
                 10-K for the year ended December 31, 1991 and incorporated herein by reference.

     10.19    -- Asset Acquisition Agreement dated January 14, 1993 by and between the Company and Halliburton Company with respect to the sale of the Company's directional drilling business. Filed as Exhibit 10.21 to the Company's report on Form
                 10-K for the year ended December 31, 1992 and incorporated herein by reference.

     11.      -- Not applicable.

     12.      -- Not applicable.

     13.      -- Not applicable.

     18.      -- Not applicable.

     19.      -- Not applicable.

     22.      -- Subsidiaries of the Company.

     23.      -- Not applicable.

     24.1     -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                 No. 33-31556

     24.2     -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                 No. 33-69840

     24.3     -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                 No. 33-56693

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                           SMITH INTERNATIONAL, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                               BALANCE AT   ADDITIONS                              BALANCE
                                               BEGINNING    CHARGED TO                             AT END
                                                OF YEAR      EXPENSE     WRITE-OFFS     OTHER      OF YEAR
                                               ----------   ----------   ----------     ------     -------
Allowance for Doubtful Accounts:
  Year Ended -- December 31, 1994.............   $4,995       $1,642      $ (2,705)     $4,747(a)  $ 8,679
  Year Ended -- December 31, 1993.............   $4,254       $  974      $ (1,285)     $1,052(b)  $ 4,995
  Year Ended -- December 31, 1992.............   $4,308       $1,860      $ (1,914)     $   --     $ 4,254

(a) Amount represents accounts receivable reserves related to M-I Drilling Fluids L.L.C. and Supradiamant upon purchase by the Company during the year ended December 31, 1994.

(b) Amount represents the reclassification of certain reserves relating to long-term receivables to trade accounts receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SMITH INTERNATIONAL, INC.

                                            By:  /s/  DOUGLAS L. ROCK
                                            ---------------------------------
                                                      Douglas L. Rock
                                            Chief Executive Officer, President,
                                                and Chief Operating Officer

March 10, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

          /s/  DOUGLAS L. ROCK                  Chairman of the Board, Chief       March 10, 1995
-------------------------------------------       Executive Officer,
               (Douglas L. Rock)                  President and Chief
                                                  Operating Officer

           /s/  LOREN K. CARROLL                Executive Vice President and       March 10, 1995
-------------------------------------------       Chief Financial Officer
               (Loren K. Carroll)

           /s/  JOHN J. KENNEDY                 Vice President, Chief              March 10, 1995
-------------------------------------------       Accounting Officer and
                (John J. Kennedy)                 Treasurer

           /s/  BENJAMIN F. BAILAR              Director                           March 10, 1995
-------------------------------------------
               (Benjamin F. Bailar)

           /s/  G. CLYDE BUCK                   Director                           March 10, 1995
-------------------------------------------
                (G. Clyde Buck)

           /s/  JAMES R. GIBBS                  Director                           March 10, 1995
-------------------------------------------
               (James R. Gibbs)

           /s/  JERRY W. NEELY                  Director                           March 10, 1995
-------------------------------------------
               (Jerry W. Neely)

           /s/  H. MOAK ROLLINS                 Director                           March 10, 1995
-------------------------------------------
               (H. Moak Rollins)

                              INDEX TO EXHIBITS

  Exhibit No.
      3.1     -- Restated Certificate of Incorporation of the Company as amended to date.
                 Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended
                 December 31, 1993 and incorporated herein by reference.

      3.2     -- Bylaws of the Company as amended to date. Filed as Exhibit 3.2 to the
                 Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

      4.1     -- Warrant Agreement dated as of February 12, 1988 between the Company and
                 Morgan Shareholder Services Trust Company, as Warrant Agent. Filed as Exhibit
                 4.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

      4.2     -- Rights Agreement, dated as of June 19, 1990, between the Company and First
                 Chicago Trust Company of New York. Filed as Exhibit 4.13 to the Company's
                 report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

      4.3     -- Loan Agreement dated as of March 17, 1994, by and among the Company and Texas
                 Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

      4.4     -- First Amendment to Loan Agreement dated as of June 30, 1994, by and among the
                 Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

      4.5     -- Second Amendment to Loan Agreement dated as of February 15, 1995, by and among the Company and Texas Commerce Bank National Association, a national
                 Banking association, individually and as Agent, and the other financial institutions parties thereto.

      4.6     -- Loan Agreement dated as of June 30, 1994, by and among M-I Drilling Fluids
                 Company, L.L.C., Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto.

      4.7     -- First Amendment to Loan Agreement dated as of February 15, 1995, by and among
                 M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank National
                 Association, individually and as Agent, and the other financial institutions parties thereto.

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

     10.3     -- Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, as
                 amended to date.

     10.4     -- Smith International, Inc. Directors' Retirement Plan as amended to date.
                 Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended
                 December 31, 1989 and incorporated herein by reference.

     10.5     -- Smith International, Inc. Supplemental Executive Retirement Plan, as amended.
                 Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended
                 December 31, 1993 and incorporated herein by reference.

     10.6     -- Agreement dated March 19, 1990 between the Company and Industrial Equity
                 (Pacific) Limited and Brierley Investments Limited. Filed as Exhibit 10.12 to
                 the Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

Caption>
  Exhibit No.
     10.7     -- Supply Agreement dated April 2, 1987 between the Company and TCM Holding
                 Corporation and Rogers Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.13 to the Company's report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

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

     10.11    -- Employment Agreement dated December 10, 1987 between the Company and Douglas
                 L. Rock. Filed as Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     10.12    -- Employment Agreement dated December 10, 1987 between the Company and D. Barry
                 Heppenstall. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     10.13    -- Employment Agreement dated January 2, 1991 between the Company and Neal S.
                 Sutton. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

     10.14    -- Employment Agreement dated May 1, 1991 between the Company and Richard A.
                 Werner. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

     10.15    -- Amendment to Employment Agreement dated October 16, 1989 between the Company and Douglas L. Rock. Filed as Exhibit 10.29 to the Company's report on Form
                 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.16    -- Amendment to Employment Agreement dated October 16, 1989 between the Company and D. Barry Heppenstall. Filed as Exhibit 10.31 to the Company's report on
                 Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.17    -- Amendment to Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.32 to the Company's report on Form
                 10-K for the year ended December 31, 1990 and incorporated herein by reference.

     10.18    -- Amendment to Employment Agreement dated May 1, 1991 between the Company and
                 Richard A. Werner. Filed as Exhibit 10.30 to the Company's report on Form
                 10-K for the year ended December 31, 1991 and incorporated herein by reference.

     10.19    -- Asset Acquisition Agreement dated January 14, 1993 by and between the Company and Halliburton Company with respect to the sale of the Company's directional drilling business. Filed as Exhibit 10.21 to the Company's report on Form
                 10-K for the year ended December 31, 1992 and incorporated herein by reference.

     11.      -- Not applicable.

     12.      -- Not applicable.

     13.      -- Not applicable.

     18.      -- Not applicable.

     19.      -- Not applicable.

  Exhibit No.
     22.      -- Subsidiaries of the Company.

     23.      -- Not applicable.

     24.1     -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                 No. 33-31556

     24.2     -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                 No. 33-69840

     24.3     -- Consent of Arthur Andersen & Co. regarding Form S-8 Registration Statement
                 No. 33-56693