Form 10-K405/A
period 1994-12-31
SMITH INTERNATIONAL INC
filed 1995-04-24
CIK 721083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/X/]
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      EXHIBIT INDEX
    Exhibit
      No.
    -------
      27      Financial Data Schedule