Form 10-Q
period 1995-03-31
SMITH INTERNATIONAL INC
filed 1995-05-15
CIK 721083

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


FOR THE QUARTER ENDED MARCH 31, 1995              COMMISSION FILE NUMBER 1-8514




                            SMITH INTERNATIONAL, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                         95-3822631
- -------------------------------                        --------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


16740 HARDY STREET, HOUSTON, TEXAS                                    77032
- ----------------------------------------                             --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             ZIP CODE

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (713) 443-3370
                                                                --------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES X .  NO   .
                                       ---     ---

         ON MARCH 31, 1995 THE REGISTRANT HAD 39,576,905 SHARES OF COMMON STOCK OUTSTANDING.

                           SMITH INTERNATIONAL, INC.



                         PART I.  FINANCIAL INFORMATION



        The condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1995 and 1994 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                    1995                   1994
                                                                                 --------               --------
                                                                                           (Unaudited)
                                                                                         (In thousands,
                                                                                     except per share data)
REVENUES          . . . . . . . . . . . . . . . . . . . . . .                    $ 199,603             $ 100,762

COST AND EXPENSES:
  Cost of Revenues  . . . . . . . . . . . . . . . . . . . . .                      134,067                65,181
  Selling Expenses  . . . . . . . . . . . . . . . . . . . . .                       34,648                17,950
  General and Administrative Expenses . . . . . . . . . . . .                       11,440                 7,270
                                                                                  --------              --------

       Total Costs and Expenses . . . . . . . . . . . . . . .                      180,155                90,401
                                                                                  --------              --------

EARNINGS BEFORE INTEREST AND TAXES  . . . . . . . . . . . . .                       19,448                10,361

INTEREST EXPENSE, net . . . . . . . . . . . . . . . . . . . .                        2,894                   946
                                                                                  --------               -------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . .                       16,554                 9,415

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . .                        2,559                   884
                                                                                  --------               -------

INCOME BEFORE MINORITY INTERESTS  . . . . . . . . . . . . . .                       13,995                 8,531

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . .                        3,190                   942
                                                                                  --------               -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .                    $  10,805              $  7,589
                                                                                  ========               =======

EARNINGS PER COMMON SHARE (Note 2)  . . . . . . . . . . . . .                    $     .28              $    .20
                                                                                  ========               =======

AVERAGE COMMON AND EQUIVALENT SHARES
 OUTSTANDING      . . . . . . . . . . . . . . . . . . . . . .                       39,033                38,791
                                                                                  ========               =======


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                                March 31,                   December 31,
                                                                                  1995                         1994
                                                                               ------------                 ------------
                                                                               (Unaudited)
                                                                                           (in thousands)
CURRENT ASSETS:

  Cash and cash equivalents . . . . . . . . . . . . . . . .                     $    7,589                    $   8,145
  Receivables, less allowance of
    $8,783 in 1995 and $8,679 in 1994
    for doubtful accounts . . . . . . . . . . . . . . . . .                        198,533                      201,053
  Inventories (Note 3)  . . . . . . . . . . . . . . . . . .                        210,431                      201,104
  Deferred tax assets, net  . . . . . . . . . . . . . . . .                          1,771                        2,161
  Prepaid expenses and other  . . . . . . . . . . . . . . .                         12,759                        9,133
                                                                                ----------                  -----------

     Total current assets . . . . . . . . . . . . . . . . .                        431,083                      421,596
                                                                                ----------                  -----------

PLANT AND EQUIPMENT:

  Land  . . . . . . . . . . . . . . . . . . . . . . . . . .                         16,736                       17,079
  Buildings . . . . . . . . . . . . . . . . . . . . . . . .                         28,848                       29,065
  Machinery and equipment . . . . . . . . . . . . . . . . .                        224,016                      220,953
                                                                                ----------                  -----------

                                                                                   269,600                      267,097
  Less--accumulated depreciation  . . . . . . . . . . . . .                        148,580                      149,388
                                                                                ----------                  -----------

  Net plant and equipment . . . . . . . . . . . . . . . . .                        121,020                      117,709
                                                                                ----------                  -----------

OTHER ASSETS, including assets held for
  sale of $7,956 in 1995 and $8,726 in 1994 . . . . . . . .                         39,388                       41,446


GOODWILL (Note 4) . . . . . . . . . . . . . . . . . . . . .                         40,427                       39,029
                                                                                ----------                  -----------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . .                     $  631,918                  $   619,780
                                                                                ==========                  ===========


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                March 31,               December 31,
                                                                                  1995                     1994
                                                                               ----------               ------------
                                                                               (Unaudited)
                                                                                         (in thousands)
CURRENT LIABILITIES:
  Short-term borrowings and current
    portion of long-term debt (Note 4)  . . . . . . . . . . .                  $   30,551                $   15,852
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .                      56,393                    67,873
  Accrued payroll and severance related costs . . . . . . . .                      23,055                    28,232
  Income taxes payable  . . . . . . . . . . . . . . . . . . .                       7,125                     6,579
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . .                      50,591                    45,711
                                                                               ----------                ----------
       Total current liabilities  . . . . . . . . . . . . . .                     167,715                   164,247
                                                                               ----------                ----------

LONG-TERM DEBT (Note 4) . . . . . . . . . . . . . . . . . . .                     111,100                   115,000
                                                                               ----------                ----------

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . .                      16,361                    17,097
                                                                               ----------                ----------

MINORITY INTERESTS (Note 4) . . . . . . . . . . . . . . . . .                      71,814                    70,315
                                                                               ----------                ----------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:

  Common stock -
    Authorized-60,000,000 shares, $1 par
      value; issued and outstanding-
        39,576,905 shares in 1995 and
        39,432,833 in 1994  . . . . . . . . . . . . . . . . .                      39,577                    39,433
  Common stock warrants -
    Class A warrants: outstanding - none in 1995;
         202,434 in 1994 (Note 5) . . . . . . . . . . . . . .                         ---                       ---
    Class B warrants: outstanding - none in 1995;
      1,871,400 in 1994 (Note 5)  . . . . . . . . . . . . . .                         ---                       ---
    Class C warrants: outstanding-451,357
      in 1995 and 1994  . . . . . . . . . . . . . . . . . . .                       7,278                     7,278
  Additional paid-in capital  . . . . . . . . . . . . . . . .                     273,527                   272,483
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .                     (36,749)                  (47,554)
  Cumulative translation adjustment . . . . . . . . . . . . .                      (4,791)                   (4,605)
  Less-treasury securities, at cost (628,583
    common shares and 451,357 Class C
    warrants in 1995 and 1994)  . . . . . . . . . . . . . . .                     (13,914)                  (13,914)
                                                                               ----------                ----------


       Total shareholders' equity . . . . . . . . . . . . . .                     264,928                   253,121
                                                                               ----------                ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  . . . . . . . . . .                  $  631,918                $  619,780
                                                                               ==========                ==========


      The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                       1995             1994
                                                                                     --------         --------
                                                                                            (unaudited)
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 10,805         $  7,589
Adjustments to reconcile net income to net
  cash provided by operating activities excluding the
  net effects of the acquisitions of Baker Hughes
  Treatment Services in 1995 and M-I Drilling Fluids
  L.L.C. in 1994 (Note 4):
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .               5,620            3,175
    Provision for losses on accounts receivable . . . . . . . . . . . . .                 233              660
    Gain on disposal of fixed assets  . . . . . . . . . . . . . . . . . .                (930)            (311)
    Foreign currency translation  . . . . . . . . . . . . . . . . . . . .                 606              625
    Change in receivables . . . . . . . . . . . . . . . . . . . . . . . .               2,276           (5,189)
    Change in inventories . . . . . . . . . . . . . . . . . . . . . . . .              (9,358)           1,144
    Change in accounts payable  . . . . . . . . . . . . . . . . . . . . .             (11,967)         (10,660)
    Changes in other current assets and liabilities . . . . . . . . . . .              (3,752)          (3,374)
    Changes in other noncurrent assets and
      liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,595            1,218
                                                                                     --------         --------

Net cash provided by (used in) operating activities . . . . . . . . . . .                 128           (5,123)
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition Baker Hughes Treatment Services (Note 4)  . . . . . . . . . .              (5,131)             ---
Acquisition of M-I Drilling Fluids Company (Note 4) . . . . . . . . . . .                 ---         (160,000)
Fixed asset additions . . . . . . . . . . . . . . . . . . . . . . . . . .              (8,902)          (5,784)
Proceeds from disposal of fixed assets  . . . . . . . . . . . . . . . . .               3,090              978
                                                                                     --------         --------

Net cash used in investing activities . . . . . . . . . . . . . . . . . .             (10,943)        (164,806)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . .                 ---           83,500
Increase in short-term borrowings, net  . . . . . . . . . . . . . . . . .              14,762              428
Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . .              (3,958)             ---
Proceeds from exercise of stock options and
  warrants (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,188               37
Distributions to minority interests, net  . . . . . . . . . . . . . . . .              (1,800)          (1,422)
                                                                                     --------         --------

Net cash provided by financing activities . . . . . . . . . . . . . . . .              10,192           82,543
                                                                                     --------         --------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .                  67              (67)
                                                                                     --------         --------

Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .                (556)         (87,453)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .               8,145          101,561
                                                                                     --------         --------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .            $  7,589         $ 14,108
                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . .            $  2,143         $    568
Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . .                 846              663


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                  (UNAUDITED)





                                       COMMON STOCK       COMMON STOCK WARRANTS
                                    ------------------    ---------------------    ADDITIONAL    ACCUM-      CUMULATIVE
                                     NUMBER                NUMBER                   PAID-IN     ULATED      TRANSLATION
                                    OF SHARES   AMOUNT    OF SHARES      AMOUNT     CAPITAL     DEFICIT      ADJUSTMENT
                                    ---------   ------    ---------      ------    ---------   ---------    -----------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1994  . . .   39,432,833   $39,433   2,525,191      $7,278    $272,483    $(47,554)     $(4,605)
EXERCISE OF EMPLOYEE STOCK
  OPTIONS . . . . . . . . . . . .          500         1         ---         ---           3         ---          ---
EXERCISE OF COMMON STOCK
  WARRANTS  . . . . . . . . . . .      143,572       143    (143,572)        ---       1,041         ---          ---
EXPIRATION OF COMMON STOCK
  WARRANTS  . . . . . . . . . . .          ---       ---  (1,930,262)        ---         ---         ---          ---
NET INCOME  . . . . . . . . . . .          ---       ---         ---         ---         ---      10,805          ---
TRANSLATION ADJUSTMENT FOR THE
  PERIOD  . . . . . . . . . . . .          ---       ---         ---         ---         ---         ---         (186)
                                    ----------    ------   ---------      ------    --------    --------      -------
BALANCE, MARCH 31, 1995 . . . . .   39,576,905   $39,577     451,357      $7,278    $273,527    $(36,749)     $(4,791)
                                    ==========    ======   =========      ======    ========    ========      =======

                                                 TREASURY SECURITIES
                                     ---------------------------------------------
                                       NUMBER OF                NUMBER OF
                                     COMMON SHARES   AMOUNT     WARRANTS    AMOUNT
                                     -------------   ------     ---------   ------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1994  . . .      (628,583)    $(6,636)    (451,357)   (7,278)
EXERCISE OF EMPLOYEE STOCK
  OPTIONS . . . . . . . . . . . .            ---        ---          ---      ---
EXERCISE OF COMMON STOCK
  WARRANTS  . . . . . . . . . . .            ---        ---          ---      ---
EXPIRATION OF COMMON STOCK
  WARRANTS  . . . . . . . . . . .            ---        ---          ---      ---
NET INCOME  . . . . . . . . . . .            ---        ---          ---      ---
TRANSLATION ADJUSTMENT FOR THE
  PERIOD  . . . . . . . . . . . .            ---        ---          ---      ---
                                         -------    -------      -------  -------
BALANCE, MARCH 31, 1995 . . . . .       (628,583)   $(6,636)    (451,357) $(7,278)
                                         =======    =======      =======  =======


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (All data as of and for the three months
                  ended March 31, 1995 and 1994 is unaudited.)



1)       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Reference is hereby made to the Notes to Consolidated Financial Statements contained in the financial statements filed on Form 10-K for the year ended December 31, 1994. There are no significant changes in the content of those notes except as discussed below.


2)       EARNINGS PER SHARE

         Earnings per common and common equivalent share has been computed on the basis of the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 1995 and 1994. Earnings per share assuming full dilution is substantially the same as primary earnings per share as presented for the three months ended March 31, 1995 and 1994.


3)       INVENTORIES

         Inventories consisted of the following:

                                                                          March 31,              December 31,
                                                                            1995                     1994
                                                                          ---------              ------------
                                                                                    ($000 omitted)
              Raw Materials . . . . . . . . . . . . . . . . . .            $ 26,370                 $ 24,338

              Work in Process . . . . . . . . . . . . . . . . .              36,879                   31,805

              Finished Goods  . . . . . . . . . . . . . . . . .             157,941                  155,420
                                                                          ---------                ---------

                                                                            221,190                  211,563
            Less: reserve to state certain
              domestic inventories($97,224 in
              1995 and $94,339 in 1994) on a
              LIFO basis  . . . . . . . . . . . . . . . . . . .             (10,759)                 (10,459)
                                                                          ---------                ---------

                                                                          $ 210,431                $ 201,104
                                                                          =========                =========


4)       ACQUISITIONS

         Acquisition of M-I Drilling Fluids L.L.C.

         Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids L.L.C. (M-I) from Dresser Industries, Inc. (Dresser) for $160 million. M-I was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I is a leading provider of drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest in M-I using $80 million of its cash and borrowing $80 million. This acquisition was accounted for as a purchase. The Company recorded approximately $37.3 million of goodwill upon purchase of the 64% interest in M-I.

Acquisition of Supradiamant

         On July 1, 1994, the Company acquired Supradiamant, S.A.
(Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamond and cubic boron nitride. This acquisition was accounted for as a purchase.

Acquisition of Baker Hughes Treatment Services

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

         The historical balance sheets of the Company at March 31, 1995 and December 31, 1994 include the historical accounts of Supradiamant and certain purchase accounting adjustments on an estimated basis. In addition, the historical balance sheet of the Company at March 31, 1995 includes the historical accounts of BHTS and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisitions of Supradiamant and BHTS including assessing the fair market value of the tangible assets acquired and liabilities incurred or assumed. Upon completion of these evaluations during 1995, any additional adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

         The summarized unaudited pro forma results from continuing operations for the three months ended March 31, 1995 and 1994 assuming the acquisitions of M-I, Supradiamant and BHTS had been made on January 1, 1995 and 1994 are as follows (dollars in millions except per share amounts):

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  -------------------------
                                                                     1995            1994
                                                                  ---------       ---------
Unaudited pro forma revenues..................                   $   199.6       $    180.8
                                                                  ========        =========
Unaudited pro forma income from
  continuing operations.......................                   $    10.8       $      6.2
                                                                  ========        =========
Unaudited pro forma income from
  continuing operations per common share......                   $    0.28       $     0.16
                                                                  ========        =========


5)       CLASS A AND CLASS B WARRANTS

         On February 28, 1995, the Company's Class A Warrants and Class B Warrants expired in accordance with the terms of the respective warrant agreements. During 1995, prior to expiration, 143,449 Class A warrants and 123 Class B Warrants were exercised and converted into 143,572 shares of the Company's common stock. The Company received approximately $1.1 million in connection with the exercise and conversion of these warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Smith International, Inc. manufactures and markets a wide range of products and services used in the drilling of oil and gas wells. The Company historically has provided technologically advanced drill bits and drilling and completion products and services to the oil and gas industry. The Company has recently acquired businesses which enabled the Company to pursue its strategic growth objective and expand its product and services offerings to its customers. On February 28, 1994, the Company acquired a 64% majority interest in M-I Drilling Fluids L.L.C. (M-I), an acknowledged world leader in drilling fluid systems, from Dresser Industries, Inc. On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant), a leading manufacturer of diamond products, to strengthen the Company's Megadiamond product line. Effective January 1, 1995, the Company acquired Baker Hughes Treatment Services (BHTS) as an expansion of the Swaco Geolograph division of M-I Drilling Fluids L.L.C. These acquisitions complement the Company's existing core products forming a more complete package of expendable products to the oil and gas drilling and production industry.


FIRST QUARTER OF 1995 COMPARED TO FIRST QUARTER OF 1994

RESULTS OF OPERATIONS

REVENUES

                                                                     For the Three Months Ended March 31,
                                                              --------------------------------------------------
                                                                       1995                        1994
                                                              --------------------        ----------------------
                                                               Amount          %          Amount             %
                                                              -------         ----        -------           ----
                                                                            (dollars in millions)
Breakdown by Business Unit:
    M-I Drilling Fluids   . . . . . . . . . . . . . .        $  122.4          61%        $  37.4            37%
    Smith Drill Bits  . . . . . . . . . . . . . . . .            42.6           22           37.6             38
    Smith Drilling and Completion
         Services . . . . . . . . . . . . . . . . . .            26.2           13           20.6             20
    Smith Diamond   . . . . . . . . . . . . . . . . .             8.4            4            5.2              5
                                                              -------         ----        -------           ----

                 Total  . . . . . . . . . . . . . . .         $ 199.6          100%       $ 100.8            100%
                                                              =======         ====        =======           ====

Breakdown by Areas:
    United States . . . . . . . . . . . . . . . . . .        $   82.3          41%        $  45.1            45%
    Export  . . . . . . . . . . . . . . . . . . . . .            11.3            6           10.5             10
    International operations  . . . . . . . . . . . .           106.0           53           45.2             45
                                                              -------         ----        -------           ----

                 Total  . . . . . . . . . . . . . . .         $ 199.6         100%        $ 100.8           100%
                                                              =======        ====         =======          ====

Average Active Rig Count:
    United States . . . . . . . . . . . . . . . . . .           709                         759
    Canada  . . . . . . . . . . . . . . . . . . . . .           330                         298
    International (excluding Canada)  . . . . . . . .           750                         750
                                                              -----                       -----

                 Total  . . . . . . . . . . . . . . .         1,789                       1,807
                                                              =====                       =====



M-I DRILLING FLUIDS

         M-I was acquired by the Company on February 28, 1994. M-I Drilling Fluids revenues increased $85.0 million from $37.4 million in the first quarter of 1994 to $122.4 million in the first quarter of 1995 due primarily to an additional two months of revenues reported in the first quarter of 1995. In addition, revenues increased approximately $9.6 million or 8.5% over the same period in 1994 due primarily to revenues associated with the acquisition of BHTS and higher sales volume in the United States, Latin America, Germany and Australia.

SMITH DRILL BITS

         Drill Bits revenues are generated from the sale of three-cone drill bits and mining bits. Three-cone drill bit revenues increased $4.7 million or 14.1% from $33.4 million in the first quarter of 1994 to $38.1 million in the first quarter of 1995 due primarily to higher sales volume in the United States, Latin America, Canada and Italy. Mining bit revenues increased $0.3 million or 7.7% from $4.2 million in the first quarter of 1994 to $4.5 million in the first quarter of 1995 due primarily to higher sales to metal and iron ore producers in Australia and Canada.

SMITH DRILLING AND COMPLETION SERVICES

         Drilling and Completion Services revenues increased $5.6 million or 27.2% from $20.6 million in the first quarter of 1994 to $26.2 million in the first quarter of 1995. The increase was primarily due to higher drilling activity in Latin America and Canada. In addition, sales volumes increased in the United States, the Middle East and Italy.

SMITH DIAMOND

         Smith Diamond revenues increased by $3.2 million or 63.7% from $5.2 million in the first quarter of 1994 to $8.4 million in the first quarter of 1995 primarily due to revenues reported by Supradiamant, which was acquired in July 1994, and higher sales in the Middle East, the United Sates and Mexico.

         For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                                                  For the Three Months Ended March 31,
                                                       -------------------------------------------------------
                                                                1995                            1994
                                                       ---------------------         -------------------------
                                                        Amount            %           Amount               %
                                                       -------          ----         -------             -----
                                                                       (dollars in millions)
Revenues  . . . . . . . . . . . . . . . . . . . . .    $ 199.6           100%        $ 100.8               100%
                                                       -------          ----         -------             -----

Costs and Expenses:
  Cost of revenues  . . . . . . . . . . . . . . . .      134.1            67            65.2                65
  Selling expenses  . . . . . . . . . . . . . . . .       34.7            17            17.9                18
  General and administrative expenses . . . . . . .       11.4             6             7.3                 7
                                                       -------          ----         -------             -----

         Total costs and expenses . . . . . . . . .      180.2            90            90.4                90
                                                       -------          ----         -------             -----
Earnings before interest and taxes  . . . . . . . .       19.4            10            10.4                10
Interest expense, net . . . . . . . . . . . . . . .        2.9             2             1.0                 1
                                                       -------          ----         -------             -----
Income before taxes and minority
  interests . . . . . . . . . . . . . . . . . . . .       16.5             8             9.4                 9
Income tax provision. . . . . . . . . . . . . . . .        2.5             1             0.9                 1
                                                       -------          ----         -------             -----
Income before minority interests  . . . . . . . . .       14.0             7             8.5                 8
Minority interests  . . . . . . . . . . . . . . . .        3.2             2             0.9                 1
                                                       -------          ----         -------             -----
Net income  . . . . . . . . . . . . . . . . . . . .    $  10.8             5%        $   7.6                 7%
                                                       =======          ====         =======             =====



         Total revenues increased by $98.8 million from $100.8 million in the first quarter of 1994 to $199.6 million in the first quarter of 1995. The increase primarily reflects the additional revenues related to the recently acquired businesses: M-I, Supradiamant and BHTS. In addition, revenues increased due to higher Drill Bits and Drilling and Completion Services sales in Latin America, the United States, Canada and Italy and increased Smith Diamond sales volumes in the Middle East, the United States and Mexico.

         Gross profit increased by $29.9 million from $35.6 million in the first quarter of 1994 to $65.5 million in the first quarter of 1995. The increase was due primarily to the additional two months of M-I operations and the acquisitions of Supradiamant and BHTS. In addition, the increase in gross profit reflected higher sales volumes in Latin America, Canada and Italy and lower operating costs in the Middle East.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased by $20.9 million from $25.2 million in 1994 to $46.1 million in 1995 due primarily to the additional expenses associated with the recently acquired companies and increased variable costs related to the higher revenue levels partially offset by higher foreign currency exchange gains. Operating expenses as a percentage of revenues decreased from 25.0% in 1994 to 23.1% in 1995.

         Interest expense increased by $1.5 million from $1.7 million in 1994 to $3.2 million in 1995 due primarily to higher debt levels to fund the acquisitions of M-I, Supradiamant and BHTS and working capital requirements and higher variable interest rates. Interest income decreased by $0.4 million from $0.7 million in 1994 to $0.3 million in 1995 as a result of reduced short-term investment funds as these funds were used in the acquisitions.

         The tax provision increased by $1.6 million from $0.9 million in 1994 to $2.5 million in 1995. The tax provision increase primarily represents foreign taxes on income principally related to the additional earnings of M-I.

         Minority interests represents the share of M-I profits associated with the 36% minority interest in the earnings of M-I and other minority interests from investments in other joint ventures held by M-I. Minority interests increased by $2.3 million from $0.9 million in 1994 to $3.2 million in 1995 due to higher M-I earnings as a result of the additional two months of M-I operations and losses from M-I investments in joint ventures.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at March 31, 1995, totaled $7.6 million or a decrease of $0.5 million from the Company's cash position at December 31, 1994. The Company's current ratio remained constant at 2.57 to 1.

         On February 28, 1995, the Company's Class A Warrants and Class B Warrants expired in accordance with the terms of the respective warrant agreements. During 1995, prior to expiration, 143,449 Class A warrants and 123 Class B Warrants were exercised and converted into 143,572 shares of the Company's common stock. The Company received approximately $1.1 million in connection with the exercise and conversion of these warrants.

         Effective January 1, 1995, M-I (through its Swaco Geolograph division) acquired BHTS for $5.1 million by borrowing cash under its $20.0 million revolving line credit with the Company's existing bank lenders. The revolving line of credit expires in July 1996 and bears interest at LIBOR +5/8 percent. M-I Drilling Fluids L.L.C. has borrowing capacity under this domestic line of credit at March 31, 1995 of $3.7 million. The Company has guaranteed its proportional 64% interest of the M-I Drilling Fluids L.L.C. line of credit or approximately $12.8 million.

         The Company also had domestic and international borrowing facilities for operating and financing needs. Under the Company's $65.0 million revolving line of credit, the Company has borrowing capacity at March 31, 1995 of $19.9 million. The Company's international borrowing facilities total approximately $15.7 million at March 31, 1995. The Company had borrowing capacity under its international credit facilities at March 31, 1995 of approximately $11.5 million. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

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

         None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SMITH INTERNATIONAL, INC.
                                 -------------------------------------------
                                                  (Registrant)



                                 By:  /s/  DOUGLAS L. ROCK
                                    ----------------------------------------
                                     DOUGLAS L. ROCK
                                     Chairman of the Board and
                                     Chief Executive Officer




                                 By:  /s/  LOREN K. CARROLL
                                    ---------------------------------------
                                     LOREN K. CARROLL
                                     Executive Vice President and
                                     Chief Financial Officer





Dated: May 12, 1995