Form 10-Q
period 1995-06-30
SMITH INTERNATIONAL INC
filed 1995-08-14
CIK 721083

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


FOR THE QUARTER ENDED JUNE 30, 1995                COMMISSION FILE NUMBER 1-8514




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


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO___.


        ON JUNE 30, 1995 THE REGISTRANT HAD 39,759,806 SHARES OF COMMON STOCK OUTSTANDING.

                           SMITH INTERNATIONAL, INC.



                         PART I.  FINANCIAL INFORMATION



        The condensed financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 1995 and 1994 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30,


                                                                1995           1994
                                                              --------       --------
                                                                   (Unaudited)
                                                                  (In thousands,
                                                              except per share data)

REVENUES...................................                  $ 405,579      $ 274,172

COSTS AND EXPENSES:
  Costs of Revenues........................                    271,246        180,982
  Selling Expenses.........................                     72,864         48,287
  General and Administrative Expenses......                     22,563         19,519
                                                              --------       --------

       Total Costs and Expenses............                    366,673        248,788
                                                              --------       --------

EARNINGS BEFORE INTEREST AND TAXES.........                     38,906         25,384

INTEREST EXPENSE, net......................                      5,970          3,279
                                                              --------       --------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS................................                     32,936         22,105

INCOME TAX PROVISION.......................                      5,249          2,530
                                                              --------       --------

INCOME BEFORE MINORITY INTERESTS...........                     27,687         19,575

MINORITY INTERESTS.........................                      6,758          3,521
                                                              --------       --------

NET INCOME.................................                   $ 20,929       $ 16,054
                                                              ========       ========

EARNINGS PER COMMON SHARE (Note 2).........                   $    .53       $    .41
                                                              ========       ========

AVERAGE COMMON AND EQUIVALENT
  SHARES OUTSTANDING.......................                     39,224         38,924
                                                              ========       ========


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,


                                                                1995         1994
                                                              --------      --------
                                                                    (Unaudited)
                                                                  (In thousands,
                                                              except per share data)
REVENUES...................................                  $ 205,976      $ 173,410

COSTS AND EXPENSES:
  Costs of Revenues........................                    137,179        115,801
  Selling Expenses.........................                     38,216         30,337
  General and Administrative Expenses......                     11,123         12,249
                                                             ---------      ---------

       Total Costs and Expenses............                    186,518        158,387
                                                             ---------      ---------

EARNINGS BEFORE INTEREST AND TAXES.........                     19,458         15,023

INTEREST EXPENSE, net......................                      3,076          2,333
                                                             ---------      ---------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS................................                     16,382         12,690

INCOME TAX PROVISION.......................                      2,690          1,646
                                                             ---------      ---------

INCOME BEFORE MINORITY INTERESTS...........                     13,692         11,044

MINORITY INTERESTS.........................                      3,568          2,579
                                                             ---------      ---------

NET INCOME.................................                  $  10,124      $   8,465
                                                             =========      =========

EARNINGS PER COMMON SHARE (Note 2).........                  $     .26      $     .22
                                                             =========      =========

AVERAGE COMMON AND EQUIVALENT
  SHARES OUTSTANDING.......................                     39,414         39,049
                                                             =========      =========


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                      June 30,          December 31,
                                                        1995               1994
                                                    -----------        ------------
                                                    (Unaudited)
                                                             (in thousands)
CURRENT ASSETS:

  Cash and cash equivalents.................       $    6,880          $     8,145
  Receivables, less allowance of
    $8,703 in 1995 and $8,679 in 1994
    for doubtful accounts...................          208,308              201,053
  Inventories (Note 3)......................          217,939              201,104
  Deferred tax assets, net..................            1,771                2,161
  Prepaid expenses and other................           16,640                9,133
                                                   ----------          -----------

     Total current assets...................          451,538              421,596
                                                   ----------          -----------

PLANT AND EQUIPMENT:

  Land......................................           17,119               17,079
  Buildings.................................           30,031               29,065
  Machinery and equipment...................          233,063              220,953
                                                   ----------          -----------

                                                      280,213              267,097
  Less--accumulated depreciation............          154,394              149,388
                                                   ----------          -----------

  Net plant and equipment...................          125,819              117,709
                                                   ----------          -----------


OTHER ASSETS................................           42,984               41,446


GOODWILL (Note 4)...........................           44,362               39,029
                                                   ----------          -----------

TOTAL ASSETS................................       $  664,703          $   619,780
                                                   ==========          ===========


The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      June 30,        December 31,
                                                        1995             1994
                                                    -------------     ------------
                                                     (Unaudited)
                                                           (in thousands,
                                                          except share data)
CURRENT LIABILITIES:
  Short-term borrowings and current
    portion of long-term debt (Note 4)..........     $   26,264        $   15,852
  Accounts payable..............................         64,805            67,873
  Accrued payroll costs.........................         26,208            28,232
  Income taxes payable..........................         10,131             6,579
  Other.........................................         48,145            45,711
                                                     ----------        ----------
       Total current liabilities................        175,553           164,247
                                                     ----------        ----------

LONG-TERM DEBT (Note 4).........................        119,859           115,000
                                                     ----------        ----------

OTHER LONG-TERM LIABILITIES.....................         16,224            17,097
                                                     ----------        ----------

MINORITY INTERESTS (Note 4).....................         75,488            70,315
                                                     ----------        ----------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:

  Common stock -
    Authorized-60,000,000 shares, $1 par
      value; issued and outstanding-
        39,759,806 shares in 1995 and
        39,432,833 in 1994......................         39,760            39,433
  Common stock warrants -
    Class A warrants: outstanding-none in 1995;
      202,434 in 1994 (Note 5)..................           ---               ---
    Class B warrants: outstanding-none in 1995;
      1,871,400 in 1994 (Note 5)................           ---               ---
    Class C warrants: outstanding-451,357
      in 1995 and 1994..........................          7,278             7,278
  Additional paid-in capital....................        275,031           272,483
  Accumulated deficit...........................        (26,625)          (47,554)
  Cumulative translation adjustment.............         (3,951)           (4,605)
  Less-treasury securities, at cost (628,583
    common shares and 451,357 Class C
    warrants in 1995 and 1994)..................        (13,914)          (13,914)
                                                     ----------        ----------

       Total shareholders' equity...............        277,579           253,121
                                                     ----------        ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY........     $  664,703        $  619,780
                                                     ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                                     1995             1994
                                                                   ---------         --------
                                                                  (Unaudited)
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 20,929         $ 16,054
Adjustments to reconcile net income to net cash provided
  by operating activities excluding the net effects of
  the Company's 1995 and 1994 acquisitions (Note 4):
    Depreciation and amortization  . . . . . . . . . . . . . . . .    11,643            8,938
    Provision for losses on accounts receivable  . . . . . . . . .       481              843
    Gain on disposal of fixed assets . . . . . . . . . . . . . . .    (2,578)          (1,065)
    Foreign currency translation . . . . . . . . . . . . . . . . .       331             (168)
    Change in receivables. . . . . . . . . . . . . . . . . . . . .    (6,403)           4,038
    Change in inventories  . . . . . . . . . . . . . . . . . . . .   (15,971)          (3,379)
    Change in accounts payable . . . . . . . . . . . . . . . . . .    (3,866)          (9,758)
    Changes in other current assets and liabilities. . . . . . . .    (4,387)          (2,317)
    Changes in other noncurrent assets and
      liabilities  . . . . . . . . . . . . . . . . . . . . . . . .     1,570           (8,002)
                                                                    --------         --------
Net cash provided by operating activities  . . . . . . . . . . . .     1,749            5,184
                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Fremont Chemical Company (Note 4) . . . . . . . . .    (2,650)            ---
Acquisition of Baker Hughes Treatment
  Services (Note 4)  . . . . . . . . . . . . . . . . . . . . . . .    (5,131)            ---
Acquisition of M-I Drilling Fluids L.L.C. (Note 4) . . . . . . . .      ---          (160,000)
Fixed asset additions  . . . . . . . . . . . . . . . . . . . . . .   (16,796)         (13,738)
Proceeds from disposal of other fixed assets . . . . . . . . . . .     5,125            1,584
                                                                    --------         --------
Net cash used in investing activities  . . . . . . . . . . . . . .   (19,452)        (172,154)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt . . . . . . . . . . . . .    14,859           83,500
Net increase in short-term borrowing . . . . . . . . . . . . . . .    10,410              288
Repayment of long-term debt  . . . . . . . . . . . . . . . . . . .   (10,000)          (8,800)
Proceeds from exercise of stock options and warrants . . . . . . .     2,875              605
Distributions to minority interests, net . . . . . . . . . . . . .    (1,800)             ---
                                                                    --------         --------
Net cash provided by financing activities  . . . . . . . . . . . .    16,344           75,593
                                                                    --------         --------
Effect of exchange rate changes on cash  . . . . . . . . . . . . .        94              308
                                                                    --------         --------
Decrease in cash and cash equivalents  . . . . . . . . . . . . . .    (1,265)         (91,069)
Cash and cash equivalents at beginning of period . . . . . . . . .     8,145          101,561
                                                                    --------         --------
Cash and cash equivalents at end of period . . . . . . . . . . . .  $  6,880         $ 10,492
                                                                    ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest . . . . . . . . . . . . . . . . . . . . . .  $  7,005         $  3,006
Cash paid for income taxes . . . . . . . . . . . . . . . . . . . .     1,013            1,481


      The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                  (UNAUDITED)





                                              COMMON STOCK               COMMON STOCK WARRANTS
                                       -------------------------        -----------------------         ADDITIONAL        ACCUM-
                                          NUMBER                         NUMBER                          PAID-IN          ULATED
                                         OF SHARES       AMOUNT         OF SHARES        AMOUNT          CAPITAL         DEFICIT
                                       -----------       -------       ----------        ------        ------------     ---------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31, 1994 ...........  39,432,833       $39,433        2,525,191        $7,278          $272,483        $(47,554)
Exercise of employee stock options ...     183,401           183              ---           ---             1,507             ---
Exercise of common stock warrants
   (Note 5) ..........................     143,572           144         (143,572)          ---             1,041             ---
Expiration of common stock warrants
   (Note 5) ..........................         ---           ---       (1,930,262)          ---               ---             ---
Net income ...........................         ---           ---              ---           ---               ---          20,929
Translation adjustment for the
   period ............................         ---           ---              ---           ---               ---             ---
                                        ----------       -------       ----------        ------          --------        --------
Balance, June 30, 1995 ...............  39,759,806       $39,760          451,357        $7,278          $275,031        $(26,625)
                                        ==========       =======       ==========        ======          ========        ========



                                                                           TREASURY SECURITIES
                                        CUMULATIVE       ---------------------------------------------------------
                                       TRANSLATION       NUMBER OF                      NUMBER OF
                                        ADJUSTMENT        SHARES         AMOUNT          SHARES            AMOUNT
                                       -----------       ---------       ------         ---------         --------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31, 1994 ...........   $(4,605)        (628,583)      $(6,636)        (451,357)         $(7,278)
Exercise of employee stock options ...       ---              ---           ---              ---              ---
Exercise of common stock warrants
   (Note 5) ..........................       ---              ---           ---              ---              ---
Expiration of common stock warrants
   (Note 5) ..........................       ---              ---           ---              ---              ---
Net income ...........................       ---              ---           ---              ---              ---
Translation adjustment for the
   period ............................       654              ---           ---              ---              ---
                                         -------         --------       -------         --------          -------
Balance, June 30, 1995 ...............   $(3,951)        (628,583)      $(6,636)        (451,357)         $(7,278)
                                         =======         ========       =======         ========          =======




   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (All data as of and for the three and six months
                  ended June 30, 1995 and 1994 is unaudited.)



1)       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Reference is hereby made to the Notes to Consolidated Financial Statements contained in the financial statements filed on Form 10-K for the year ended December 31, 1994. There are no significant changes in the content of those notes except as discussed below.

2)       EARNINGS PER SHARE

         Earnings per common and common equivalent share has been computed on the basis of the weighted average number of common and common equivalent shares outstanding during the three and six months ended June 30, 1995 and 1994. Earnings per share assuming full dilution is substantially the same as primary earnings per share as presented for the three and six months ended June 30, 1995 and 1994.

3)       INVENTORIES

         Inventories consisted of the following:

                                                                      June 30,         December 31,
                                                                       1995                1994
                                                                   -------------      -------------
                                                                            ($000 omitted)
              Raw Materials...................                      $ 29,072            $ 24,338

              Work in Process.................                        37,731              31,805

              Finished Goods..................                       162,195             155,420
                                                                    --------            --------
                                                                     228,998             211,563
            Less: reserve to state certain
              domestic inventories ($100,242
              in 1995 and $94,339 in 1994)
              on a LIFO basis.................                       (11,059)            (10,459)
                                                                    --------            --------
                                                                    $217,939            $201,104
                                                                    ========            ========

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

Acquisition of Supradiamant

         On July 1,1994, the Company acquired Supradiamant, S.A. (Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamond and cubic boron nitride. This acquisition was accounted for as a purchase. The Company recorded approximately $2.1 million of goodwill in connection with the purchase of Supradiamant.

Acquisition of Baker Hughes Treatment Services

         Effective January 1, 1995, M-I (through its Swaco Geolograph division) acquired Baker Hughes Treatment Services (BHTS) from Baker Hughes, Inc. for approximately $5.1 million by borrowing cash under its $20.0 million revolving line of credit with the Company's existing bank lenders. BHTS is a leading supplier of waste minimization, product recovery services, water treatment, downhole injection and reserve pit remediation services to the oilfield industry. This acquisition was accounted for as a purchase.

Acquisition of Fremont Chemical Company

         Effective June 23, 1995, M-I (through its Drilling Fluids division) acquired Fremont Chemical Company (Fremont) for approximately $2.7 million of which $1.0 million was funded by borrowings under its $20.0 million revolving line of credit and $1.7 million was funded by the issuance of a 3 year note payable to the former owners of Fremont. The note is payable quarterly and bears interest at 8.5 percent. Fremont is the largest supplier of completion fluids in the Rocky Mountain region of the United States. In 1994, Fremont reported revenues of approximately $7.2 million. This acquisition was accounted for as a purchase.

         The historical balance sheet of the Company at June 30, 1995 includes the historical accounts of BHTS and Fremont and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisitions of BHTS and Fremont including assessing the fair market value of the tangible assets acquired and the liabilities incurred or assumed. Upon completion of these evaluations during 1995, any additional adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

         The summarized unaudited pro forma results from continuing operations for the three and six months ended June 30, 1995 and 1994 assuming the acquisitions of M-I, Supradiamant, BHTS and Fremont had been made on January 1, 1995 and 1994 are as follows (dollars in millions except per share amounts):

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                  -----------------------      ---------------------
                                                    1995          1994           1995        1994
                                                  --------      ---------      --------     --------
Unaudited pro forma revenues.............         $  207.8      $   179.8      $  409.2     $  362.4
                                                  ========      =========      ========     ========
Unaudited pro forma income from
  continuing operations..................         $   10.1      $     8.5      $   20.9     $   14.6
                                                  ========      =========      ========     ========
Unaudited pro forma income from
  continuing operations per common share.         $   0.26      $    0.22      $   0.53     $   0.38
                                                  ========      =========      ========     ========


5)       CLASS A AND CLASS B WARRANTS

         On February 28, 1995, the Company's Class A Warrants and Class B Warrants expired in accordance with the terms of the respective warrant agreements. During 1995, prior to expiration, 143,449 Class A Warrants and 123 Class B Warrants were exercised and converted into 143,572 shares of the Company's common stock. The Company received approximately $1.2 million in connection with the exercise and conversion of these warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Smith International, Inc. manufactures and markets a wide range of products and services used in the drilling of oil and gas wells. The Company historically has provided technologically advanced drill bits and drilling and completion products and services to the oil and gas industry. The Company has recently acquired businesses which enabled the Company to pursue its strategic growth objective and expand its product and services offerings to its customers. On February 28, 1994, the Company acquired a 64% majority interest in M-I Drilling Fluids L.L.C. (M-I), an acknowledged world leader in drilling fluid systems, from Dresser Industries, Inc. On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant), a leading manufacturer of diamond products, to strengthen the Company's Megadiamond product line. Effective January 1, 1995, the Company's M-I subsidiary acquired Baker Hughes Treatment Services (BHTS) as an expansion of the Swaco Geolograph division of M-I Drilling Fluids L.L.C. Effective June 23, 1995, the Company's M-I subsidiary acquired Fremont Chemical Company (Fremont), the largest supplier of completion fluids in the Rocky Mountain region of the United States in order to expand the Drilling Fluids division of M-I Drilling Fluids L.L.C. These acquisitions complement the Company's existing core products forming a more complete package of expendable products to the oil and gas drilling and production industry.

FIRST SIX MONTHS OF 1995 COMPARED TO FIRST SIX MONTHS OF 1994


RESULTS OF OPERATIONS


REVENUES

         The products manufactured and the services provided by the Company fall into four product groups that are marketed throughout the world. The following table sets forth the amounts and percentages of revenues by major product group and area, as well as average rig count data:

                                              For the Six Months Ended June 30,
                                          ----------------------------------------
                                                1995                   1994
                                          -----------------     ------------------
                                           Amount       %        Amount        %
                                          --------    -----     --------     -----
                                                    (dollars in millions)
Breakdown by Product Group:
    M-I Drilling Fluids.................   $ 254.8      63%     $ 146.9       54%
    Smith Tool..........................      81.2      20         73.4       26
    Smith Drilling and Completions......      53.4      13         43.7       16
    Smith Diamond Technology............      16.2       4         10.2        4
                                           -------    ----      -------     ----

                 Total.................    $ 405.6     100%     $ 274.2      100%
                                           =======    ====      =======     ====

Breakdown by Areas:
    U.S.................................   $ 166.6      41%     $ 124.4       45%
    Export..............................      25.2       6         26.8       10
    Non-U.S.............................     213.8      53        123.0       45
                                           -------    ----      -------     ----

                 Total.................    $ 405.6     100%     $ 274.2      100%
                                           =======    ====      =======     ====

Average Active Rig Count:
    U.S................................        693                  746
    Canada.............................        238                  236
    Non-North America..................        756                  744
                                             -----                -----

                 Total.................      1,687                1,726
                                             =====                =====


M-I DRILLING FLUIDS

         The M-I Drilling Fluids product group provides drilling fluids systems, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells worldwide. M-I was acquired by the Company on February 28, 1994. The consolidated revenues attributable to M-I Drilling Fluids increased $107.9 million from $146.9 million in the first six months of 1994 to $254.8 million in the first six months of 1995, due primarily to an additional two months of revenues reported in the first six months of 1995. In addition, revenues increased approximately $32.5 million or 14.6% over the same period in 1994 due primarily to revenues associated with the acquisition of BHTS and higher sales volume in Latin America, the United States, Germany and Norway.

SMITH TOOL

         The Smith Tool product group manufactures and sells three-cone drill bits used in the oil and gas drilling industry and in mining applications. Smith Tool revenues increased $7.8 million or 10.6% from $73.4 million in the first six months of 1994 to $81.2 million in the first six months of 1995 due primarily to higher sales volume in the United States, Latin America, Italy and Germany.

SMITH DRILLING AND COMPLETIONS

         The Smith Drilling and Completions product group manufactures and markets downhole drilling tools and tubular drill string components and provides related drilling and completion services for drilling oil and gas wells. Drilling and Completions Services revenues increased $9.7 million or 22.2% from $43.7 in the first six months of 1994 to $53.4 in the first six months of 1995. The increase was primarily due to sales volume activity in Latin America, the Middle East, Canada and the United States.


SMITH DIAMOND TECHNOLOGY

         The Smith Diamond Technology product group manufactures and markets shear bits featuring cutters made of polycrystalline diamond (PDC) or natural diamonds at its Geodiamond division. Smith Diamond Technology also manufactures PDC's and cubic boron nitride at its Megadiamond and Supradiamant subsidiaries. These ultrahard materials are used in the business unit's diamond drill bits and in other specialized cutting tools. The revenues of Smith Diamond Technology increased $6.0 million or 58.8% from $10.2 million in the first six months of 1994 to $16.2 million in the first six months of 1995. The increase was primarily due to revenues associated with Supradiamant, which was acquired in July 1994, and higher sales in the United States, the Middle East and Latin America.


         For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:


                                         For the Six Months Ended June 30,
                                      ------------------------------------
                                            1995                 1994
                                      ----------------     -----------------
                                       Amount       %        Amount       %
                                      --------    -----     --------    -----
                                                 (dollars in millions)
Revenues............................. $ 405.6      100%     $ 274.2      100%
                                      -------     ----      -------     ----

Costs and Expenses:
  Costs of revenues..................   271.2       67        181.0       66
  Selling expenses...................    72.9       18         48.3       18
  General and administrative expenses    22.6        6         19.5        7
                                       ------     ----      -------     ----

      Total costs and expenses.......   366.7       91        248.8       91
                                       ------     ----      -------     ----

Earnings before interest and taxes...    38.9        9         25.4        9
Interest expense, net................     6.0        1          3.3        1
                                      -------     ----      -------     ----
Income before taxes and minority
  interests..........................    32.9        8         22.1        8
Income tax provision.................     5.2        1          2.5        1
                                      -------     ----      -------     ----
Income before minority interests.....    27.7        7         19.6        7
Minority interests...................     6.8        2          3.5        1
                                      -------     ----      -------     ----

Net income........................... $  20.9        5%     $  16.1        6%
                                      =======     ====      =======     ====


         Total revenues increased by $131.4 million from $274.2 million in the first six months of 1994 to $405.6 million in the first six months of 1995. The increase was primarily related to the additional revenues associated with the previously discussed business acquisitions. In addition, revenues increased due to higher sales of the Company's Smith Tool and Geodiamond drill bits and Smith Drilling and Completions products and services in the United States, Latin America and the Middle East.

         Gross profit, computed as revenues less costs of revenues, increased by $41.2 million from $93.2 million in the first six months of 1994 to $134.4 million in the first six months of 1995. The increase was due primarily to the additional two months of M-I operations, and the acquisitions of Supradiamant and BHTS. In addition, the increase in gross profit reflected incremental profit due to higher sales volumes in United States, Latin America and the Middle East.

         Operating expenses, consisting of selling expenses, and general and administrative expenses, increased by $27.7 million from $67.8 million in the first six months of 1994 to $95.5 million in the first six months of 1995 due primarily to the additional expenses associated with the recently acquired companies and increased variable costs related to the higher revenue levels. In addition, the Company incurred costs related to the establishment of the Smith Diamond product group and the start up of M-I operations in Colombia. These factors were partially offset by higher foreign currency exchange gains. Operating expenses as a percentage of revenues decreased from 24.7% in 1994 to 23.5% in 1995.

         Interest expense increased by $2.4 million from $4.4 million in 1994 to $6.8 million in 1995 due primarily to higher debt levels to fund the acquisitions of M-I, Supradiamant and BHTS and working capital requirements. Interest income decreased $0.3 million from $1.1 million in 1994 to $0.8 million due primarily to reduced short-term investment funds as these funds were used in the acquisitions.

         The tax provision increased by $2.7 million from $2.5 million in 1994 to $5.2 million in 1995. The increased tax provision primarily represents foreign taxes on the higher level of earnings.

         Minority interests represents the share of M-I profits associated with the 36% minority interest in the operations of M-I and other minority interests from investments in other joint ventures held by M-I. Minority interests increased by $3.3 million from $3.5 million in 1994 to $6.8 million in 1995 due to higher M-I earnings as a result of the additional two months of M-I operations.

SECOND QUARTER OF 1995 COMPARED TO SECOND QUARTER OF 1994


RESULTS OF OPERATIONS


REVENUES

                                            For the Three Months Ended June 30,
                                         ----------------------------------------
                                               1995                   1994
                                         -----------------     -----------------
                                           Amount       %        Amount        %
                                         --------    -----     --------     -----
                                                    (dollars in millions)
Breakdown by Product Group:
    M-I Drilling Fluids.................    $ 132.4      64%     $ 109.5       63%
    Smith Tool..........................       38.6      19         35.8       21
    Smith Drilling and Completions......       27.2      13         23.1       13
    Smith Diamond Technology............        7.8       4          5.0        3
                                             -------    ----     -------     ----

                 Total.................     $ 206.0     100%     $ 173.4      100%
                                            =======    ====      =======     ====

Breakdown by Areas:
    U.S.................................    $  84.3      41%     $  79.3       46%
    Export..............................       13.9       7         16.3        9
    Non-U.S.............................      107.8      52         77.8       45
                                            -------    ----      -------     ----

                 Total.................     $ 206.0     100%     $ 173.4      100%
                                            =======    ====      =======     ====

Average Active Rig Count:
    U.S.................................        677                  732
    Canada..............................        146                  173
    Non-North America...................        761                  739
                                              -----                -----

                 Total.................       1,584                1,644
                                              =====                =====

M-I DRILLING FLUIDS

         M-I Drilling Fluids revenues increased $22.9 million, or 20.9%, from $109.5 million in the second quarter of 1994 to $132.4 million in the second quarter of 1995. The increase was due primarily to revenues associated with the acquisition of BHTS and higher sales volume in Latin America, the United States, Germany and the United Kingdom.

SMITH TOOL

         Smith Tool revenues increased $2.8 million or 7.8% from $35.8 million in the second quarter of 1994 to $38.6 million in the second quarter of 1995 due primarily to higher sales volume in the United States and Latin America.

SMITH DRILLING AND COMPLETIONS

         Drilling and Completions revenues increased $4.1 million or 17.7% from $23.1 million in the second quarter of 1994 to $27.2 million in the second quarter of 1995. The increase was primarily due to higher sales volumes in Latin America and the Middle East. In addition, sales volumes increased in the United States, Canada and the United Kingdom.

SMITH DIAMOND TECHNOLOGY

         Smith Diamond Technology revenues increased by $2.8 million or 56.0% from $5.0 million in the second quarter of 1994 to $7.8 million in the second quarter of 1995, primarily due to revenues associated with Supradiamant, which was acquired in July 1994. In addition, sales volumes increased in Latin America, West Africa, the Middle East and the Far East.

                                         For the Three Months Ended June 30,
                                      --------------------------------------
                                            1995                  1994
                                      -----------------     -----------------
                                       Amount       %        Amount       %
                                      --------    -----     --------    -----
                                                 (dollars in millions)
Revenues............................. $ 206.0      100%     $ 173.4      100%
                                      -------     ----      -------     ----

Costs and Expenses:
  Costs of revenues..................   137.2       67        115.8       67
  Selling expenses...................    38.2       19         30.3       17
  General and administrative expenses    11.1        5         12.3        7
                                      -------     ----      -------     ----

         Total costs and expenses....   186.5       91        158.4       91
                                      -------     ----      -------     ----

Earnings before interest and taxes...    19.5        9         15.0        9
Interest expense, net................     3.1        1          2.3        1
                                      -------     ----      -------     ----
Income before taxes and minority
  interests..........................    16.4        8         12.7        8
Income tax provision.................     2.7        1          1.6        1
                                      -------     ----      -------     ----
Income before minority interests.....    13.7        7         11.1        7
Minority interests...................     3.6        2          2.6        2
                                      -------     ----      -------     ----

Net Income........................... $  10.1        5%     $   8.5        5%
                                      =======     ====      =======     ====


         Total revenues increased by $32.6 million or 18.8% from $173.4 million in the second quarter of 1994 to $206.0 million in the second quarter of 1995 due primarily to high sales volumes in Latin America. In addition, sales volumes were higher in the United States for M-I, Smith Tool and Smith Drilling and Completions. Smith Drilling and Completions and Smith Diamond Technology also reported higher sales volumes in the Middle East.

         Gross profit, computed as revenues less costs of revenues, increased by $11.2 million or 19.4% from $57.6 million in the second quarter of 1994 to $68.8 million in the second quarter of 1995. The increase primarily reflects incremental profit on the higher sales volume in Latin America, the United States and the Middle East.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased by $6.7 million or 15.7% from $42.6 million in the second quarter of 1994 to $49.3 million in the second quarter of 1995 due primarily to the additional expenses associated with the acquisitions of Supradiamant and BHTS and increased variable costs related to the higher revenue levels. In addition, the Company incurred costs of approximately $0.8 million related to the establishment of the Smith Diamond product group and the start up of M-I operations in Colombia. These factors were partially offset by higher foreign currency exchange gains. Operating expenses as a percentage of revenues decreased from 24.6% in 1994 to 23.9% in 1995.

         Interest expense increased by $1.0 million from $2.6 million in 1994 to $3.6 million in 1995 due primarily to higher debt levels to fund the acquisitions of Supradiamant and BHTS and working capital requirements. Interest income increased by $0.2 million from $0.3 million in 1994 to $0.5 million in 1995 due to higher interest rates on short-term investments.

         The tax provision increased by $1.1 million from $1.6 million in 1994 to $2.7 million in 1995. The tax provision primarily represents foreign taxes on income. The increase was due primarily to the higher level of earnings, principally of M-I.

         Minority interests represents the share of M-I profits associated with the 36% minority interest in the earnings of M-I and other minority interests from investments in other joint ventures held by M-I. Minority interests increased by $1.0 million from $2.6 million in 1994 to $3.6 million in 1995 due to the higher M-I earnings from operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at June 30, 1995 totalled $6.9 million or a decrease of $1.2 million from the company's cash position at December 31, 1994. The Company's current ratio remained constant at 2.57 to 1.

         Effective June 23, 1995, M-I acquired Fremont (through its Drilling Fluids division) for $2.7 million of which $1.0 million was funded by borrowings under M-I's $20.0 million revolving line of credit and $1.7 million was funded by the issuance of a 3 year note payable to the former owners of Fremont. The note is payable quarterly and bears interest at 8.5 percent. In addition, on January 1, 1995, M-I (through its Swaco Geolograph division) acquired BHTS for $5.1 million. This acquisition was funded by borrowing cash under its $20.0 million revolving line of credit with the Company's existing bank lenders. The revolving line of credit expires in July, 1996 and bears interest at LIBOR +5/8 percent. M-I has borrowing capacity under this domestic line of credit at June 30, 1995 of $9.1 million. The Company has guaranteed its proportional 64% interest of the M-I line of credit or approximately $12.8 million.

         The Company also had domestic and international borrowing facilities for operating and financing needs. Under the Company's $65.0 million revolving line of credit, the Company has borrowing capacity at June 30, 1995 of $12.3 million. The Company's international borrowing facilities total approximately $19.2 million at June 30, 1995. The Company had borrowing capacity under its international credit facilities at June 30, 1995 of approximately $2.4 million. The Company's M-I subsidiary also has borrowing capacity under its international credit facilities at June 30, 1995 of approximately $6.0 million. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

         On February 28, 1995, the Company's Class A Warrants and Class B Warrants expired in accordance with the terms of the respective warrant agreements. During 1995, prior to expiration, 143,449 class A Warrants and 123 Class B Warrants were exercised and converted into 143,572 shares of the Company's common stock. The Company received approximately $1.2 million in connection with the exercise and conversion of these warrants.

                           SMITH INTERNATIONAL, INC.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on April 26, 1995, shareholders of the Company elected directors and ratified the appointment of auditors by the votes shown below.

Agenda Item                           For         Withheld      Abstain
-----------                           ---         --------      -------
Election of directors:
    James R. Gibbs                 34,683,332         2,738        67,295
    Jerry W. Neely                 33,586,584     1,079,486     1,164,043

Agenda Item                           For         Against       Abstain
-----------                           ---         -------       -------
Ratify Auditors                    34,678,284     22,817        49,526

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




                                           SMITH INTERNATIONAL, INC.
                                                  (Registrant)



                                 By:  /s/  DOUGLAS L. ROCK
                                    ----------------------------------------
                                     DOUGLAS L. ROCK
                                     Chairman of the Board and
                                     Chief Executive Officer




                                 By:  /s/  LOREN K. CARROLL
                                    ----------------------------------------
                                     LOREN K. CARROLL
                                     Executive Vice President and
                                     Chief Financial Officer





Dated: August 14, 1995

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   27                       Financial Data Schedule