Form 10-Q
period 1995-09-30
SMITH INTERNATIONAL INC
filed 1995-11-14
CIK 721083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

FOR THE QUARTER ENDED SEPTEMBER 30, 1995           COMMISSION FILE NUMBER 1-8514

                           SMITH INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       95-382263131
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                         Identification No.)

             16740 HARDY STREET,
               HOUSTON, TEXAS                                        77032
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:               (713) 443-3370

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES /X/     NO / /

     On September 30, 1995 the registrant had 39,777,607 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SMITH INTERNATIONAL, INC.

                         PART I. FINANCIAL INFORMATION

     The condensed financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1995 and 1994 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                           1995         1994
                                                                         --------     --------
                                                                              (UNAUDITED)
                                                                            (IN THOUSANDS,
                                                                           EXCEPT PER SHARE
                                                                         DATA)
REVENUES...............................................................  $635,016     $455,661
COSTS AND EXPENSES:
  Costs of Revenues....................................................   424,040      302,195
  Selling Expenses.....................................................   113,672       80,540
  General and Administrative Expenses..................................    34,991       30,925
                                                                         --------     --------
          Total Costs and Expenses.....................................   572,703      413,660
                                                                         --------     --------
EARNINGS BEFORE INTEREST AND TAXES.....................................    62,313       42,001
INTEREST EXPENSE, net..................................................     9,138        5,801
                                                                         --------     --------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS......................    53,175       36,200
INCOME TAX PROVISION...................................................     9,186        4,430
                                                                         --------     --------
INCOME BEFORE MINORITY INTERESTS.......................................    43,989       31,770
MINORITY INTERESTS.....................................................    11,317        6,367
                                                                         --------     --------
NET INCOME.............................................................  $ 32,672     $ 25,403
                                                                         ========     ========
EARNINGS PER COMMON SHARE (Note 2).....................................  $    .83     $    .65
                                                                         ========     ========
AVERAGE COMMON AND EQUIVALENT SHARES OUTSTANDING.......................    39,322       39,036
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                           1995         1994
                                                                         --------     --------
                                                                              (UNAUDITED)
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
REVENUES...............................................................  $229,437     $181,489
COSTS AND EXPENSES:
  Costs of Revenues....................................................   152,794      121,213
  Selling Expenses.....................................................    40,808       32,253
  General and Administrative Expenses..................................    12,428       11,406
                                                                         --------     --------
          Total Costs and Expenses.....................................   206,030      164,872
                                                                         --------     --------
EARNINGS BEFORE INTEREST AND TAXES.....................................    23,407       16,617
INTEREST EXPENSE, net..................................................     3,168        2,522
                                                                         --------     --------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS......................    20,239       14,095
INCOME TAX PROVISION...................................................     3,937        1,900
                                                                         --------     --------
INCOME BEFORE MINORITY INTERESTS.......................................    16,302       12,195
MINORITY INTERESTS.....................................................     4,559        2,846
                                                                         --------     --------
NET INCOME.............................................................  $ 11,743     $  9,349
                                                                         ========     ========
EARNINGS PER COMMON SHARE (Note 2).....................................  $    .30     $    .24
                                                                         ========     ========
AVERAGE COMMON AND EQUIVALENT SHARES OUTSTANDING.......................    39,528       39,267
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1994              1994
                                                                      -------------     ------------
                                                                       (UNAUDITED)
                                                                               (IN THOUSANDS)
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................    $   3,448        $  8,145
  Receivables, less allowance of $8,240 in 1995 and $8,679 in 1994
     for doubtful accounts..........................................      221,071         201,053
  Inventories (Note 3)..............................................      215,678         201,104
  Deferred tax assets, net..........................................        2,419           2,161
  Prepaid expenses and other........................................       17,127           9,133
                                                                         --------        --------
          Total current assets......................................      459,743         421,596
                                                                         --------        --------
PLANT AND EQUIPMENT:
  Land..............................................................       11,343          17,079
  Buildings.........................................................       28,928          29,065
  Machinery and equipment...........................................      234,989         220,953
                                                                         --------        --------
                                                                          275,260         267,097
  Less -- accumulated depreciation..................................      148,882         149,388
                                                                         --------        --------
  Net plant and equipment...........................................      126,378         117,709
                                                                         --------        --------
OTHER ASSETS........................................................       44,898          41,446
GOODWILL (Note 4)...................................................       44,149          39,029
                                                                         --------        --------
TOTAL ASSETS........................................................    $ 675,168        $619,780
                                                                         ========        ========
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term
     debt (Note 4)..................................................    $  29,199        $ 15,852
  Accounts payable..................................................       54,665          67,873
  Accrued payroll costs.............................................       29,754          28,232
  Income taxes payable..............................................       11,814           6,579
  Other.............................................................       49,108          45,711
                                                                         --------        --------
          Total current liabilities.................................      174,540         164,247
                                                                         --------        --------
LONG-TERM DEBT (Note 4).............................................      115,249         115,000
                                                                         --------        --------
OTHER LONG-TERM LIABILITIES.........................................       16,796          17,097
                                                                         --------        --------
MINORITY INTERESTS (Note 4).........................................       79,307          70,315
                                                                         --------        --------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
  Common stock --
     Authorized -- 60,000,000 shares, $1 par value; issued and
      outstanding -- 39,777,607 shares in 1995 and 39,432,833 in
      1994..........................................................       39,778          39,433
  Common stock warrants --
     Class A warrants: outstanding -- none in 1995; 202,434 in 1994
       (Note 5).....................................................           --              --
     Class B warrants: outstanding -- none in 1995; 1,871,400 in
      1994 (Note 5).................................................           --              --
     Class C warrants: outstanding -- 451,357 in 1995 and 1994......        7,278           7,278
  Additional paid-in capital........................................      275,195         272,483
  Accumulated deficit...............................................      (14,882)        (47,554)
  Cumulative translation adjustment.................................       (4,179)         (4,605)
  Less -- treasury securities, at cost (628,583 common shares and
     451,357 Class C warrants in 1995 and 1994).....................      (13,914)        (13,914)
                                                                         --------        --------
          Total shareholders' equity................................      289,276         253,121
                                                                         --------        --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY............................    $ 675,168        $619,780
                                                                         ========        ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                          1995         1994
                                                                        --------     ---------
                                                                             (UNAUDITED)
                                                                            (IN THOUSANDS)
Cash flows from operating activities:
Net income............................................................  $ 32,672     $  25,403
Adjustments to reconcile net income to net cash provided by operating activities excluding the net effects of the Company's 1995 and 1994 acquisitions (Note 4):
  Depreciation and amortization.......................................    18,382        16,578
  Provision for losses on accounts receivable.........................       600         1,092
  Gain on disposal of fixed assets....................................    (3,668)       (2,434)
  Foreign currency translation........................................       688         1,127
  Change in receivables...............................................   (18,954)         (933)
  Change in inventories...............................................   (13,640)      (17,491)
  Change in accounts payable..........................................   (13,279)       (9,972)
  Changes in other current assets and liabilities.....................      (211)       (5,170)
  Changes in other noncurrent assets and liabilities..................     4,184        (8,637)
                                                                        --------     ---------
Net cash provided by (used in) operating activities...................     6,774          (437)
                                                                        --------     ---------
Cash flows from investing activities:
Acquisition of Fremont Chemical Company (Note 4)......................    (2,650)           --
Acquisition of Baker Hughes Treatment Services (Note 4)...............    (5,131)           --
Acquisition of M-I Drilling Fluids L.L.C. (Note 4)....................        --      (160,000)
Acquisition of Supradiamant (Note 4)..................................        --        (6,363)
Fixed asset additions.................................................   (24,627)      (17,003)
Proceeds from disposal of fixed assets................................     6,751         3,254
                                                                        --------     ---------
Net cash used in investing activities.................................   (25,657)     (180,112)
                                                                        --------     ---------
Cash flows from financing activities:
Proceeds from issuance of long-term debt..............................        --        84,000
Net increase in short-term borrowing..................................    13,345         1,980
Net increase (decrease) in long-term bank revolver....................       249          (800)
Proceeds from exercise of stock options and warrants..................     3,057         1,052
Distributions to minority interests, net..............................    (2,520)           --
                                                                        --------     ---------
Net cash provided by financing activities.............................    14,131        86,232
                                                                        --------     ---------
Effect of exchange rate changes on cash...............................        55            10
                                                                        --------     ---------
Decrease in cash and cash equivalents.................................    (4,697)      (94,307)
Cash and cash equivalents at beginning of period......................     8,145       101,561
                                                                        --------     ---------
Cash and cash equivalents at end of period............................  $  3,448     $   7,254
                                                                        ========     =========
Supplemental disclosures of cash flow information:
Cash paid for interest................................................  $  9,354     $   3,563
Cash paid for income taxes............................................     2,835         3,417

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                  COMMON STOCK                                                     TREASURY SECURITIES
            COMMON STOCK            WARRANTS                                            -----------------------------------------
         -------------------   ------------------   ADDITIONAL  ACCUM-    CUMULATIVE    NUMBER OF
         NUMBER OF             NUMBER OF            PAID-IN     ULATED    TRANSLATION    COMMON               NUMBER OF
          SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL    DEFICIT    ADJUSTMENT     SHARES     AMOUNT    WARRANTS    AMOUNT
         ---------   -------   ---------   ------   --------   --------   -----------   ---------   -------   ---------   -------
         (IN THOUSANDS, EXCEPT SHARE DATA)
Balance,
December
  30,
 1994... 39,432,833  $39,433   2,525,191   $7,278   $272,483   $(47,554)    $(4,605)    (628,583 )  $(6,636)  (451,357 )  $(7,278)
Exercise
  of
employee
  stock
  options...   201,202     201        --       --      1,671         --          --           --         --         --         --
Exercise
  of
  common
  stock
  warrants
  (Note
  5)...    143,572       144    (143,572)      --      1,041         --          --           --         --         --         --
Expiration
  of
  common
  stock
  warrants
  (Note
  5)...         --        --   (1,930,262)     --         --         --          --           --         --         --         --
Net
income...        --       --          --       --         --     32,672          --           --         --         --         --
Translation
 adjustment
  for the
  period...        --      --         --       --         --         --         426           --         --         --         --
         ----------  -------   ----------  ------    -------   --------     -------     --------    -------   --------    -------
Balance,
September
  30,
  1995.. 39,777,607  $39,778     451,357   $7,278   $275,195   $(14,882)    $(4,179)    (628,583 )  $(6,636)  (451,357 )  $(7,278)
         ==========  =======   ==========  ======    =======   ========     =======     ========    =======   ========    =======

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (ALL DATA AS OF AND FOR THE THREE AND NINE MONTHS
                ENDED SEPTEMBER 30, 1995 AND 1994 IS UNAUDITED.)

1) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Reference is hereby made to the Notes to Consolidated Financial Statements contained in the financial statements filed on Form 10-K for the year ended December 31, 1994. There are no significant changes in the content of those notes except as discussed below.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS No. 121 no later than 1996. The Company plans to adopt this statement in the fourth quarter of 1995 and expects the cumulative effect of adopting this statement to be approximately $4.0 million.

2) EARNINGS PER SHARE

     Earnings per common and common equivalent share has been computed on the basis of the weighted average number of common and common equivalent shares outstanding during the three and nine months ended September 30, 1995 and 1994. Earnings per share assuming full dilution is substantially the same as primary earnings per share as presented for the three and nine months ended September 30, 1995 and 1994.

3) INVENTORIES

     Inventories consisted of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1995              1994
                                                                 -------------     ------------
                                                                         ($000 OMITTED)
    Raw Materials..............................................    $  29,517         $ 24,338
    Work in Process............................................       45,508           31,805
    Finished Goods.............................................      151,712          155,420
                                                                    --------         --------
                                                                     226,737          211,563
    Less: reserve to state certain domestic inventories
      ($98,436 in 1995 and $94,339 in 1994) on the LIFO
      basis....................................................      (11,059)         (10,459)
                                                                    --------         --------
                                                                     215,678         $201,104
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

  Acquisition of Supradiamant

     On July 1, 1994, the Company acquired Supradiamant, S.A. (Supradiamant) from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamond and cubic boron nitride. This acquisition was accounted for as a

                           SMITH INTERNATIONAL, INC.

               (ALL DATA AS OF AND FOR THE THREE AND NINE MONTHS
                ENDED SEPTEMBER 30, 1995 AND 1994 IS UNAUDITED.)

purchase. The Company recorded approximately $2.5 million of goodwill in connection with the purchase of Supradiamant.

  Acquisition of Baker Hughes Treatment Services

     Effective January 1, 1995, M-I (through its Swaco Geolograph division) acquired Baker Hughes Treatment Services (BHTS) from Baker Hughes, Inc. for approximately $5.1 million by borrowing cash under its $20.0 million revolving line of credit with the Company's existing bank lenders. BHTS is a leading supplier of waste minimization, product recovery services, water treatment, downhole injection and reserve pit remediation services to the oilfield industry. In 1994, BHTS reported revenues of approximately $10.7 million. This acquisition was accounted for as a purchase.

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

     The historical balance sheet of the Company at September 30, 1995 includes the historical accounts of BHTS and Fremont and certain purchase accounting adjustments on an estimated basis. Management has not fully evaluated all of the consequences of the acquisitions of BHTS and Fremont including assessing the fair market value of the tangible assets acquired and the liabilities incurred or assumed. Upon completion of these evaluations, any additional adjustments will be recorded and the excess purchase price over net assets acquired, if any, will be recorded as goodwill in accordance with purchase accounting rules and principles.

     The summarized unaudited pro forma results from continuing operations for the nine months ended September 30, 1995 and 1994 assuming the acquisitions of M-I, Supradiamant, BHTS and Fremont had been made on January 1,1994 are as follows (dollars in millions except per share amounts):

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       -------------------
                                                                        1995         1994
                                                                       ------       ------
    Unaudited pro forma revenues.....................................  $638.6       $548.4
                                                                       ======       ======
    Unaudited pro forma income from continuing operations............  $ 32.7       $ 23.9
                                                                       ======       ======
    Unaudited pro forma income from continuing operations per common
      share..........................................................  $ 0.83       $ 0.61
                                                                       ======       ======

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

FIRST NINE MONTHS OF 1995 COMPARED TO FIRST NINE MONTHS OF 1994

RESULTS OF OPERATIONS

REVENUES

     The products manufactured and the services provided by the Company fall into four product groups that are marketed throughout the world. The following table sets forth the amounts and percentages of revenues by major product group and area, as well as average rig count data:

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                               1995                   1994
                                                         ----------------       ----------------
                                                         AMOUNT        %        AMOUNT        %
                                                         ------       ---       ------       ---
                                                                  (DOLLARS IN MILLIONS)
Breakdown by Product Group:
  M-I Drilling Fluids..................................  $402.1        63%      $258.7        57%
  Smith Tool...........................................   124.7        20        113.2        25
  Smith Drilling & Completions.........................    83.1        13         67.2        15
  Smith Diamond Technology.............................    25.1         4         16.6         3
                                                         -------                -------
          Total........................................  $635.0       100%      $455.7       100%
                                                         ========     ===       ========     ===
Breakdown by Areas:
  U.S..................................................  $262.2        41%      $200.3        44%
  Export...............................................    37.0         6         42.5         9
  Non-U.S..............................................   335.8        53        212.9        47
                                                         --------               --------
          Total........................................  $635.0       100%      $455.7       100%
                                                         ========     ===       ========     ===
Average Active Rig Count:
  U.S..................................................     710                    758
  Canada...............................................     231                    249
  Non-North America....................................     755                    735
                                                         -------                -------
          Total........................................   1,696                  1,742
                                                         ========               ========

M-I DRILLING FLUIDS

     The M-I Drilling Fluids product group provides drilling fluids systems, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells worldwide. M-I was acquired by the Company on February 28, 1994. The consolidated revenues attributable to M-I Drilling Fluids increased

$143.4 million from $258.7 million in the first nine months of 1994 to $402.1 million in the first nine months of 1995, due primarily to an additional two months of revenues reported in the first nine months of 1995. In addition, revenues increased approximately $68.0 million or 20.4% over the same period in 1994 due primarily to revenues associated with the acquisitions of BHTS and Fremont and higher sales volume in Latin America, the United States, Germany and Norway.

SMITH TOOL

     The Smith Tool product group manufactures and sells three-cone drill bits used in the oil and gas drilling industry and in mining applications. Smith Tool revenues increased $11.5 million or 10.2% from $113.2 million in the first nine months of 1994 to $124.7 million in the first nine months of 1995 due primarily to higher sales volume in the United States, Latin America, Germany and Italy.

SMITH DRILLING & COMPLETIONS

     The Smith Drilling & Completions product group manufactures and markets downhole drilling tools and tubular drill string components and provides related drilling and completion services for drilling oil and gas wells. Drilling & Completions revenues increased $15.9 million or 23.7% from $67.2 million in the first nine months of 1994 to $83.1 million in the first nine months of 1995. The increase was primarily due to higher sales volumes in Latin America, the United States, the Middle East and Canada.

SMITH DIAMOND TECHNOLOGY

     The Smith Diamond Technology product group manufactures and markets shear bits featuring cutters made of polycrystalline diamond (PDC) or natural diamonds at its Geodiamond division. Smith Diamond Technology also manufactures PDC's and cubic boron nitride at its Megadiamond and Supradiamant subsidiaries. These ultrahard materials are used in the business unit's diamond drill bits and in other specialized cutting tools. The revenues of Smith Diamond Technology increased $8.5 million or 51.2% from $16.6 million in the first nine months of 1994 to $25.1 million in the first nine months of 1995. The increase was primarily due to revenues associated with Supradiamant, which was acquired in July 1994, and higher sales in Latin America, the United Kingdom, the United States, and the Middle East.

     For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                               1995                   1994
                                                         ----------------       ----------------
                                                         AMOUNT        %        AMOUNT        %
                                                         ------       ---       ------       ---
Revenues................................................ $635.0       100%      $455.7       100%
                                                         ------       ---       ------       ---
Costs and Expenses:
  Costs of revenues.....................................  424.0        67        302.2        66
  Selling expenses......................................  113.7        18         80.6        18
  General and administrative expenses...................   35.0         5         30.9         7
                                                         ------       ---       ------       ---
          Total costs and expenses......................  572.7        90        413.7        91
                                                         ------       ---       ------       ---
Earnings before interest and taxes......................   62.3        10         42.0         9
Interest expense, net...................................    9.1         2          5.8         1
                                                         ------       ---       ------       ---
Income before income taxes and minority interests.......   53.2         8         36.2         8
Income tax provision....................................    9.2         1          4.4         1
                                                         ------       ---       ------       ---
Income before minority interests........................   44.0         7         31.8         7
Minority interests......................................   11.3         2          6.4         1
                                                         ------       ---       ------       ---
Net income.............................................. $ 32.7         5%      $ 25.4         6%
                                                         ======       ===       ======       ===

     Total revenues increased by $179.3 million from $455.7 million in the first nine months of 1994 to $635.0 million in the first nine months of 1995. The increase was primarily related to the additional revenues associated with the previously discussed business acquisitions. In addition, revenues increased due to higher sales of the Company's M-I drilling fluids systems, Smith Tool and Geodiamond drill bits and Smith Drilling & Completions products and services in Latin America, the United States, and the Middle East.

     Gross profit, computed as revenues less costs of revenues, increased by $57.5 million from $153.5 million in the first nine months of 1994 to $211.0 million in the first nine months of 1995 due primarily to the aforementioned acquisitions. In addition, the increase in gross profit reflected incremental profit due to higher sales volumes in Latin America, the United States, and the Middle East.

     Operating expenses, consisting of selling expenses, and general and administrative expenses, increased by $37.2 million from $111.5 million in the first nine months of 1994 to $148.7 million in the first nine months of 1995 due primarily to the additional expenses associated with the recently acquired companies and increased variable costs related to the higher revenue levels. In addition, the Company incurred costs related to the establishment of the Smith Diamond Technology product group and the start up of M-I operations in Colombia. These factors were partially offset by higher foreign currency exchange gains. Operating expenses as a percentage of revenues decreased from 24.5% in 1994 to 23.4% in 1995.

     Net interest expense, which represents interest expense less interest income, increased by $3.3 million from $5.8 million in 1994 to $9.1 million in 1995 due primarily to higher debt levels to fund the acquisitions of M-I, Supradiamant, BHTS, Fremont and working capital requirements.

     The tax provision increased by $4.8 million from $4.4 million in 1994 to $9.2 million in 1995. The increased tax provision primarily represents foreign taxes on the higher level of earnings associated with the aforementioned acquisitions.

     Minority interests represents the share of M-I profits associated with the 36% minority interest in the operations of M-I and other minority interests from investments in other joint ventures held by M-I. Minority interests increased by $4.9 million from $6.4 million in 1994 to $11.3 million in 1995 due to higher M-I earnings and of the additional two months of M-I operations in 1995.

THIRD QUARTER OF 1995 COMPARED TO THIRD QUARTER OF 1994

RESULTS OF OPERATIONS

REVENUES

                                                               FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                         ---------------------------------------
                                                               1995                   1994
                                                         ----------------       ----------------
                                                         AMOUNT        %        AMOUNT        %
                                                         ------       ---       ------       ---
                                                                  (DOLLARS IN MILLIONS)
Breakdown by Product Group:
  M-I Drilling Fluids..................................  $147.3        64%      $111.7        62%
  Smith Tool...........................................    43.5        19         39.8        22
  Smith Drilling & Completions.........................    29.7        13         23.6        13
  Smith Diamond Technology.............................     8.9         4          6.4         3
                                                         ------       ---       ------       ---
          Total........................................  $229.4       100%      $181.5       100%
                                                         ======       ===       ======       ===
Breakdown by Areas:
  U.S..................................................  $ 95.6        42%      $ 75.9        42%
  Export...............................................    11.8         5         15.7         9
  Non-U.S..............................................   122.0        53         89.9        49
                                                         ------       ---       ------       ---
          Total........................................  $229.4       100%      $181.5       100%
                                                         ======       ===       ======       ===

                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------------
                                                               1995                   1994
                                                         ----------------       -----------------
                                                         AMOUNT        %        AMOUNT         %
                                                         ------       ---       ------        ---
                                                                  (DOLLARS IN MILLIONS)
Average Active Rig Count:
  U.S..................................................     746                    783
  Canada...............................................     221                    277
  Non-North America....................................     758                    717
                                                         ------                 ------
          Total........................................   1,725                  1,777
                                                         ======                 ======

M-I DRILLING FLUIDS

     M-I Drilling Fluids revenues increased $35.6 million, or 31.9%, from $111.7 million in the third quarter of 1994 to $147.3 million in the third quarter of 1995. The increase was due primarily to revenues associated with the acquisition of BHTS and Fremont and higher sales volume in Latin America and the United States.

SMITH TOOL

     Smith Tool revenues increased $3.7 million or 9.3% from $39.8 million in the third quarter of 1994 to $43.5 million in the third quarter of 1995 due primarily to higher sales volume in the United States, Latin America, West Africa/Nigeria and Germany partially offset by lower drilling activity in Canada.

SMITH DRILLING & COMPLETIONS

     Smith Drilling & Completions revenues increased $6.1 million or 25.8% from $23.6 million in the third quarter of 1994 to $29.7 million in the third quarter of 1995. The increase was primarily due to higher sales volumes in the United States, Latin America, the Middle East and Norway.

SMITH DIAMOND TECHNOLOGY

     Smith Diamond Technology revenues increased by $2.5 million or 39.1% from $6.4 million in the third quarter of 1994 to $8.9 million in the third quarter of 1995, primarily due to higher drilling activity in Latin America, the United Kingdom, the Far East and higher sales volumes in the United States.

     For the periods indicated, the following table summarizes certain operating results of the Company and presents results as a percentage of total revenues:

                                                                  FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               ---------------------------------
                                                                    1995               1994
                                                               --------------     --------------
                                                               AMOUNT      %      AMOUNT      %
                                                               ------     ---     ------     ---
                                                               (DOLLARS IN MILLIONS)
Revenues.....................................................  $229.4     100%    $181.5     100%
                                                               ------     ---     ------     ---
Costs and Expenses:
  Costs of revenues..........................................   152.8      67      121.2      67
  Selling expenses...........................................    40.8      18       32.3      18
  General and administrative expenses........................    12.4       5       11.4       6
                                                               ------     ---     ------     ---
          Total costs and expenses...........................   206.0      90      164.9      91
                                                               ------     ---     ------     ---
Earnings before interest and taxes...........................    23.4      10       16.6       9
Interest expense, net........................................     3.2       1        2.5       1
                                                               ------     ---     ------     ---
Income before income taxes and minority interests............    20.2       9       14.1       8
Income tax provision.........................................     3.9       2        1.9       1
                                                               ------     ---     ------     ---
Income before minority interests.............................    16.3       7       12.2       7
Minority interests...........................................     4.6       2        2.9       2
                                                               ------     ---     ------     ---
Net income...................................................  $ 11.7       5%    $  9.3       5%
                                                               ======     ===     ======     ===

     Total revenues increased by $47.9 million or 26.4% from $181.5 million in the third quarter of 1994 to $229.4 million in the third quarter of 1995 due primarily to high sales volumes in Latin America and the United States. In addition, sales increased as a result of the acquisitions of BHTS and Fremont by M-I.

     Gross profit, computed as revenues less costs of revenues, increased by $16.3 million or 27.0% from $60.3 million in the third quarter of 1994 to $76.6 million in the third quarter of 1995. The increase primarily reflects incremental profit on the higher sales volume in Latin America and the United States.

     Operating expenses, consisting of selling expenses and general and administrative expenses, increased by $9.5 million or 21.7% from $43.7 million in the third quarter of 1994 to $53.2 million in the third quarter of 1995 due primarily to the additional expenses associated with the acquisitions of BHTS and Fremont and increased variable costs related to the higher revenue levels. In addition, the Company incurred costs related to the continuing establishment of the Smith Diamond Technology product group. These factors were partially offset by higher foreign currency exchange gains. Operating expenses as a percentage of revenues decreased from 24.1% in 1994 to 23.2% in 1995.

     Net interest expense, which represents interest expense less interest income, increased by $0.7 million from $2.5 million in 1994 to $3.2 million in 1995 due primarily to higher debt levels to fund the acquisitions of BHTS and Fremont and working capital requirements.

     The tax provision increased by $2.0 million from $1.9 million in 1994 to $3.9 million in 1995. The tax provision primarily represents foreign taxes on income. The increase was due primarily to the higher level of earnings, principally of M-I.

     Minority interests represents the share of M-I profits associated with the 36% minority interest in the earnings of M-I and other minority interests from investments in other joint ventures held by M-I. Minority interests increased by $1.7 million from $2.9 million in 1994 to $4.6 million in 1995 due to the higher M-I earnings from operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at September 30, 1995 totalled $3.4 million or a decrease of $4.7 million from the company's cash position at December 31, 1994. The Company's current ratio increased to 2.63 to 1 at September 30, 1995 from 2.57 to 1 at December 31, 1994.

     Effective June 23, 1995, M-I acquired Fremont (through its Drilling Fluids division) for $2.7 million of which $1.0 million was funded by borrowings under M-I's $20.0 million revolving line of credit and $1.7 million was funded by the issuance of a 3 year note payable to the former owners of Fremont. The note is payable quarterly and bears interest at 8.5 percent. In addition, on January 1, 1995, M-I (through its Swaco Geolograph division) acquired BHTS for $5.1 million. This acquisition was funded by borrowing cash under its $20.0 million revolving line of credit with the Company's existing bank lenders. The revolving line of credit expires in July, 1996 and bears interest at LIBOR +5/8 percent. M-I has borrowing capacity under this domestic line of credit at September 30, 1995 of $7.0 million. The Company has guaranteed its proportional 64% interest of the M-I line of credit or approximately $12.8 million.

     The Company also had domestic and international borrowing facilities for operating and financing needs. Under the Company's $65.0 million revolving line of credit, the Company has borrowing capacity at September 30, 1995 of $16.8 million. The Company's and M-I's combined international borrowing facilities total approximately $20.2 million at September 30, 1995. The Company and M-I had borrowing capacity under their international credit facilities at September 30, 1995 of approximately $2.5 million and $8.3 million, respectively. The Company has guaranteed its proportional 64% interest of the M-I lines of credit or approximately $10.1 million. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

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

                                            SMITH INTERNATIONAL, INC.
                                            (Registrant)

                                            By: __________________________
                                                DOUGLAS L. ROCK
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            By: __________________________
                                                LOREN K. CARROLL
                                                Executive Vice President and
                                                Chief Financial Officer

Dated: November 14, 1995

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

                                            SMITH INTERNATIONAL, INC.
                                            (Registrant)

                                            By: /s/  DOUGLAS L. ROCK
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            By: /s/  LOREN K. CARROLL
                                                Executive Vice President and
                                                Chief Financial Officer

Dated: November 14, 1995

                             EXHIBIT  INDEX

    Exhibit
      No.                Description
    -------              -----------
      27                 Financial Data Schedule