Form 10-K405
period 1995-12-31
SMITH INTERNATIONAL INC
filed 1996-03-21
CIK 721083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
      /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

      / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-8514

                           SMITH INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       95-3822631
          (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

               16740 HARDY STREET
                 HOUSTON, TEXAS                                      77032
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 443-3370

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NEW YORK STOCK EXCHANGE, INC.
                  COMMON STOCK                            PACIFIC STOCK EXCHANGE, INC.
                (TITLE OF CLASS)                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates on March 11, 1996 was $850,948,240 (39,124,057 shares at closing price on New York Stock Exchange of $21.75). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the Registrant.

     There were 39,930,839 shares of common stock outstanding at March 11, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Smith International, Inc. ("Smith" or the "Company") was incorporated in the State of California in January 1937 and reincorporated under Delaware law in May 1983. The Company is a leading worldwide supplier of products and services to the oil and gas drilling and production industry. Smith produces and markets drilling fluids and systems through its majority owned subsidiary, M-I Drilling Fluids L.L.C. ("M-I Drilling Fluids"). Smith also manufactures and markets technologically advanced drill bits through its Smith Tool and Smith Diamond Technology units, and manufactures and markets drilling and completion products and services through its Smith Drilling & Completions Unit. Approximately 97% of the Company's revenues are derived from the oil and gas drilling industry with the remainder related to the mining and industrial markets.

     The Company's business units supply products and provide services to one industry segment, the petroleum services segment. The information regarding business segments and domestic and international operations appears in Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

RECENT ACQUISITIONS AND DIVESTITURES

  Sale of Directional Drilling Business

     On March 29, 1993, the Company sold its directional drilling systems and services ("DDS") business and certain of its subsidiaries and other affiliates to Halliburton Company ("Halliburton") for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock obtained in the transaction was sold for $247.7 million. The Company used a portion of these proceeds to repay certain debt of the Company. As a result of the DDS sale, the Company recorded income in 1993 from discontinued operations of $73.6 million, including the gain from the sale of the DDS business of $80.1 million. The gain included provisions for various fees, expenses and taxes related to the DDS transaction. The DDS operations had revenues of approximately $36.3 million and operating losses of $6.5 million for the first three months of 1993.

  Acquisitions of A-Z/Grant and Lindsey Completion Systems

     On December 22, 1993, the Company acquired the product line assets of A-Z/Grant and Lindsey Completion Systems ("A-Z/Grant" and "Lindsey") from MASX Energy Services Group, Inc. for $19.0 million in cash. The acquired A-Z/Grant and Lindsey operations are leading providers of downhole tools, remedial services and liner hangers to the oil and gas industry. A-Z/Grant and Lindsey reported unaudited revenues of $31.6 million in 1993. The acquisition was accounted for as a purchase effective December 22, 1993. The unaudited results of A-Z/Grant and Lindsey from December 22, 1993 to December 31, 1993 were not significant to the operations of the Company.

  Acquisition of M-I Drilling Fluids

     Effective February 28, 1994, the Company acquired a 64% interest in M-I Drilling Fluids from Dresser Industries, Inc. ("Dresser") for $160.0 million. M-I Drilling Fluids was owned 64% by Dresser and 36% by Halliburton prior to the acquisition. M-I Drilling Fluids is a leading provider of environmentally sensitive drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64% interest using $80.0 million of its cash and financed the remaining portion of the purchase price with debt. M-I Drilling Fluids reported unaudited revenues of $458.0 million in 1994, and $405.8 million in 1993.

  Acquisition of Supradiamant, S.A.

     On July 1, 1994, the Company acquired Supradiamant, S.A. ("Supradiamant") from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million in cash. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamonds and cubic boron nitride. This acquisition was accounted for as a purchase. Supradiamant reported unaudited revenues of $7.1 million in 1994 and $7.5 million in 1993.

  Acquisition of Baker Hughes Treatment Services

     Effective January 1, 1995, the Company's M-I Drilling Fluids Unit acquired Baker Hughes Treatment Services ("BHTS") from Baker-Hughes, Inc. for approximately $5.1 million in cash. BHTS is a leading supplier of waste minimization, product recovery services, water treatment, downhole injection and reserve pit remediation services to the oilfield industry. This acquisition was accounted for as a purchase. BHTS reported unaudited revenues of approximately $10.7 million and $9.8 million in 1994 and 1993, respectively.

  Acquisition of Fremont Chemical Company

     Effective June 23, 1995, M-I Drilling Fluids acquired Fremont Chemical Company ("Fremont") for approximately $2.7 million, of which $1.0 million was funded by borrowings under its revolving line of credit and $1.7 million was funded by the issuance of a 3-year note payable to the former owners of Fremont. Fremont is the largest supplier of completion fluids in the Rocky Mountain region of the United States. Fremont reported unaudited revenues of approximately $7.2 million in both 1994 and 1993.

INDUSTRY OVERVIEW

     Substantially all of the Company's products and services are used in the process of drilling oil and natural gas wells. Therefore, the level of drilling activity is a useful general indicator of the demand for the products and services of the Company at any given time. The level of drilling activity is determined by a variety of factors over which the Company has no control, including the current and anticipated market price of crude oil and natural gas, the production levels of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and gas producers, the regional supply and demand for oil and natural gas, the level of worldwide economic activity and the long-term effect of worldwide energy conservation measures. The worldwide average active rig count decreased 3% from 1,769 in 1994 to 1,713 in 1995.

     Management anticipates that total worldwide drilling activity in 1996 will increase slightly from 1995 activity levels. North American drilling activity is expected to increase approximately 2.0% primarily due to higher forecasted activity in the United States. Non-North American drilling activity is expected to increase approximately 4.0% primarily as a result of higher forecasted drilling activity in Latin America. Management believes that the Company is well positioned to benefit from the expected increase in oil and gas drilling activity.

BUSINESS OPERATIONS

  M-I Drilling Fluids

     Products and Services. Through the acquisition of M-I Drilling Fluids in February 1994, the Company provides drilling fluids systems, products, and technical services to end users engaged in drilling oil, natural gas, and geothermal wells worldwide. Drilling fluid products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, keep rock cuttings in suspension to remove them from the hole, and maintain the stability of the wellbore. Technical services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include recommending products and systems during the well planning phase, testing drilling fluid properties and recommending adjustments during the drilling phase, and analyzing well results after the well is completed to improve the performance of wells to be drilled in the future.

     M-I Drilling Fluids offers water-based, oil-based, and synthetic-based drilling fluid systems. These are chemically complex systems, comprised of a number of products designed to ensure that the diverse functions of the fluid are met. Weighting agents, composed of high specific gravity materials such as barite and hematite are added to drilling fluid systems to increase their density. When drilling through pressurized zones, the added weight creates hydrostatic pressures that hold back formation pressures and prevent an influx of fluids from the formation into the hole. Thickening agents, or viscosifiers, produce the viscosity needed to remove the cuttings from the bit and provide adequate gel strength to suspend the cuttings when circulation is interrupted. Bentonite, a naturally occurring clay, is the most widely used viscosifier. Polymers are used to control viscosity and gel strengths and for thinning a fluid that has become too thick from formation cuttings. Loss circulation materials, such as fibers, flakes, and shells, plug pores in the formation to prevent the loss of mud. Finally, specialty products are used in certain circumstances to complement the base products, acting to reduce torque and drag, free stuck pipe, and add or enhance temperature stability.

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

     M-I Drilling Fluids' geothermal/air drilling operations provides air drilling services to the geothermal, oil and gas drilling markets. These services include the rental of high-volume, high-pressure compressors and related equipment, along with expert technical support and fluid products associated with air drilling.

     Through its Swaco operations, a complete line of solids control, pressure control, and rig instrumentation products are offered to the worldwide drilling market on both a sale and rental basis. Key products in the pressure control line include the D-Gasser and Super Choke which hold dominant market positions. The solids control product line of shakers, hydroclones, and centrifuges have been designed to offer operators the option to drill "dry locations", where drilling fluid waste is minimized and handled in an environmentally-safe manner. Swaco's rig instrumentation line features the SMART Data Acquisition System, an advanced monitoring system that measures, monitors and displays the drilling status of a well with high speed accuracy.

     With the acquisition BHTS in January 1995, Swaco is the world's largest supplier of waste minimization and product recovery services to the oilfield industry. BHTS also expands Swaco's product line to include water treatment, downhole injection and reserve pit remediation services.

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

     Competition within the drilling fluids industry is primarily based on the performance of the system in meeting customers' drilling objectives, the quality and experience of the field engineers, pricing, locational or other operational advantages, well planning capabilities in the design of a drilling fluids program and the technical support of field engineers.

  Smith Tool

     Products. The Company offers drill bits under the Smith Tool(TM) and Smith Mining(TM) product lines. This unit designs, manufactures and markets drill bits used in drilling oil and gas wells and mining applications. The Company offers drill bits under the Smith Tool(TM) and Smith Mining(TM) product lines. Drill bit sizes range from 3 1/2 to 28 inches in diameter for the petroleum industry and from 2 15/16 to 16 inches in diameter for the mining industry. Most bits manufactured by the Company are three-cone drill bits. The surfaces of the cones are comprised of different types of pointed structures that are referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert") which is usually tungsten carbide. In the last few years, there has been a significant increase in demand for drill bits in which the tungsten carbide insert is coated with polycrystalline diamond. The Company is the only manufacturer offering this product on a commercial basis.

     The cutting structures in mining bits are principally tungsten carbide inserts ("TCI"). Mining bits are typically utilized for shallow drilling to place explosives for blasting in open pit mining operations. Other mining bits using both tungsten carbide and diamond enhanced inserts have been designed for use with air driven percussion tools and are known as hammer bits.

     Competition. Besides the Company, Hughes Christensen (a division of Baker-Hughes, Inc.), Security/DBS (a division of Dresser) and Reed/Hycalog (a division of Camco International, Inc.) are the three major competitors in the petroleum drill bit business. While the Company and Hughes Christensen maintain the leading shares of worldwide revenues of three-cone drill bits, they compete with over 20 other competitors.

     Competition for sales of petroleum drill bits is generally based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. Competition for sales of mining drill bits generally is based on a number of factors, including price, performance and availability.

  Smith Drilling & Completions

     Products and Services. The Smith Drilling & Completions business unit manufactures and markets product lines under the following names: Drilco/Grant, A-Z/Servco and Lindsey Completion Systems. In general, all product lines are manufactured, marketed, sold and maintained by the same management, operations and sales personnel operating out of 22 international locations and 19 U.S. locations. Houston, Texas is the sales, management, engineering, and manufacturing headquarters for this business unit.

     The Drilco/Grant product line includes rotating drilling heads, automatic connection torque monitoring and control systems, downhole drilling tools, tubular drill string components, drilling tool inspection products and services, and machine shop services. The rotating drilling heads are rented and sold to the end users primarily in air drilling areas and in underbalanced drilling areas. The downhole tools are sold or rented to the end users and include stabilizers to centralize the drill string and reamers to maintain a uniform hole diameter.

     The tubular products, manufactured under the Drilco/Grant product line, include drill collars to provide drilling weight to the bit, Hevi-Wate(TM) drill pipe to provide stress transition between drill collars and conventional drill pipe or to provide drilling weight to the bit in horizontal drilling, connecting subs to attach drill string members of differing diameters and connections and kellys to rotate the drill string on conventional drilling rigs.

     The A-Z/Servco product line includes downhole remedial, re-entry and fishing tools for use in connection with the drill string for specialized drilling and workover operations. This includes the patented Reamaster(TM) and Underream-While-Drilling System(TM) which allows two operations to be performed simultaneously. The product line also includes remedial, re-entry and fishing operations, including the patented Millmaster(TM) Performance Milling System and the patented Packstock(TM) and Anchorstock(TM) Performance Window Cutting System. These products provide a sidetrack or section milling operation to remove a section of casing permitting the well to be re-drilled using the existing casing slot. In addition, hole opening and underreaming services enlarge the wellbore to allow for annular area for proper cementing of the casing or for gravel pack displacement; packer milling to remove production packers; conventional milling to remove wellbore obstructions; mechanical, hydraulic, and explosive pipe cutting to remove casing during a well abandonment; and fishing services to remove wellbore obstructions during workover operations.

     The Lindsey Completion Systems product line includes liner hangers, cementing products and tools, liner top packers and tie-back equipment, setting tools, plus the service personnel to supervise the running and setting of the necessary liner and completion products. These products are used prevalently in deep wells and in critical well completions because of the technological advantage.

     The Company maintains field service centers which provide inspection and repair services of the Company's drill string components, customer-owned tubular goods and for the Company's rental tools and services. These field service centers also serve as the distribution points for all the Smith Drilling & Completions' products and are an important part of the Company's marketing efforts.

     Competition. Competition in the drilling and completions sales, rentals, and services market is primarily based on performance, quality, reliability, service, price, response time, and, in some cases, breadth of products. Smith Drilling & Completions attributes its competitive position to its commitment to technological advancements that add value to the customer's programs plus the quality, performance, and service of its products and employees. The Company's major competitors in the drilling, remedial, re-entry and fishing services market are Weatherford Enterra, Inc., Baker Oil Tools (a division of Baker-Hughes, Inc.), and fragmented local companies. The main competitors in the completion markets are Baker Oil Tools and TIW.

  Smith Diamond Technology

     Products. The Company also manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamonds. The Company manufactures PDC's and cubic boron nitride at its Megadiamond and Supradiamant subsidiary. These ultrahard materials are used in the Company's diamond drill bits and in other specialized cutting tools. Megadiamond developed and uses patented processes for applying diamonds to a curved surface with multiple transition layers. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provides the Company a cost and technological advantage with respect to these products. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology into Smith drill bits across other Smith product lines and into several non-energy cutting tool markets. Diamond enhanced products last longer and increase penetration rates, which decreases overall drilling costs in certain formations. The Company believes that its ability to develop specialized diamond inserts for specific applications will provide new business opportunities such as Diamond Enhanced Insert roller cone bits and Impax(TM) hammer bits as well as non-energy cutting tool markets.

     Competition. The Company's major competitors in the petroleum shear bit business are Reed/Hycalog (a division of Camco International, Inc.), Hughes Christensen (a division of Baker-Hughes, Inc.) and Security/DBS (a division of Dresser).

     Competition for sales of petroleum drill bits is generally based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality and reliability as well as technological advances, such as the Diamond Enhanced Inserts, provide its products with a competitive advantage.

INTERNATIONAL OPERATIONS

     Sales to the international oil drilling markets are a key strategic focus of Smith management, and the Company markets its products and services through its subsidiaries, joint ventures and sales agents in virtually all petroleum producing areas of the world, including Canada, the North Sea/Europe, the Middle East, Mexico, Central and South America, Asia/Pacific and Africa. As a result, 59% of the Company's total revenues in 1995 were generated from sales in the international markets, compared to 57% in 1994. In 1995, approximately 74% of the Company's revenues were denominated in U.S. dollars.

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

     Management estimates that the Company has available manufacturing facilities to accommodate a worldwide demand level equivalent to approximately 3,000 average active drilling rigs which compares to approximately 1,760 average active drilling rigs estimated for 1996. In addition, the Company has entered into license agreements and joint ventures with worldwide manufacturers in order to increase its production capacity for drill bits.

RAW MATERIALS

     Through its company-owned mines located in the U.S. and abroad, M-I Drilling Fluids has the capability to produce a large portion of its requirements for barite and bentonite. Significant barite reserves are located in Nevada and the United Kingdom. Bentonite is produced from ore deposits in Wyoming and Greece. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are ready for production when market conditions dictate their entry. In addition to its own production, M-I Drilling Fluids purchases a majority of its worldwide barite requirements from international suppliers, mainly located in the People's Republic of China, India and Morocco.

     The Company purchases a variety of raw materials for its Smith Tool, Smith Diamond Technology and Smith Drilling & Completions Units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company currently purchases 80% of the tungsten carbide inserts used as cutting structures on drill bit cones, wear pads for stabilizers and hard surface materials for mills and reamers from one supplier pursuant to a supply agreement entered into in connection with the sale of a division by the Company to that supplier. In addition, the Company has also entered into a supply agreement to purchase 80% of its U.S. forging requirements from a single supplier. The Company believes that numerous alternative supply sources are available for all of such materials. The Company also produces PDC synthetic diamonds in Provo, Utah and Grenoble, France for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit manufacturer producing its own PDC.

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

     The M-I Drilling Fluids Unit maintains an aggressive research and development effort, reflecting the market's demands for better performance in the more hostile drilling environments and heightened concern over protecting the environment where drilling occurs. Through its research facilities in Houston, Texas; Stavanger, Norway; Aberdeen, Scotland; and Bogota, Colombia; it provides basic research, testing, and technical support for its field engineers. Its environmental services group evaluates and monitors toxicity data and safe material handling procedures on all of its products, enabling the customer to design a drilling program that is environmentally responsible and safe.

     The M-I Drilling Fluids Unit's focus on research and development has led to the development and introduction of several new drilling fluids products and systems, most notably, FLO-PRO(TM), the family of NOVA(TM) systems, KLA-GARD(TM), and DRIL-KLEEN(TM). The FLO-PRO(TM) system, a rheologically-engineered water-based system designed to drill the productive interval of horizontal and highly-deviated wells, was introduced to the worldwide drilling and production market in 1994. The non-damaging character of a FLO-PRO(TM) system, coupled with its cuttings suspension and transport performance, results in reduced drilling and completion costs as well as maximum reservoir productivity. In 1995, the system found new markets in the U.S. Gulf Coast, Latin America, West Africa, and Europe, applications which extended the range and future potential of the fluid. In the summer of 1995, FLO-PRO(TM)'s contribution was formally recognized by the drilling industry when it was awarded Petroleum Engineer International's Special Meritorious Award for Engineering Innovation.

     The NOVA(TM) family includes NOVADRIL(TM), NOVAPLUS(TM), and NOVALITE(TM), which together comprise M-I Drilling Fluids' olefin-based non-toxic invert emulsion drilling fluids systems. These systems offer many of the performance advantages of conventional oil mud systems but, because they are manmade olefins and contain no aromatics or other Clean Water Act priority pollutants, they avoid the environmental problems associated with using diesel oil. In May and June 1994, the NOVADRIL(TM) system set successive industry records for drilling performance, drilling over 7,400 and 8,400 feet, respectively, in a 24-hour interval. In 1995, NOVA(TM) systems have been successfully used in all sectors of the North Sea, Australasia, and the U.S. Gulf of Mexico, especially in the Gulf's emerging deepwater frontiers where drilling performance and environmental quality are paramount.

     KLA-GARD(TM) is a shale stabilizer that reduces the swelling of sensitive shales and drill cuttings exposed to water-based drilling fluids. By effectively controlling the thick gumbo shales present in many drilling locations, operators have been able to significantly reduce drilling time and reduce overall costs. The DRIL-KLEEN(TM) detergent is a concentrated, low-toxicity additive designed to prevent bit-and bottom-hole assembly ("BHA") balling in all water-based drilling fluids. Applied directly to the bit or BHA, the product forms a lubricating film which resists gumbo-balling and promotes higher rates of penetration in drilling operations.

     The Smith Tool, Smith Drilling & Completions, and Smith Diamond Technology Units maintain product development and engineering departments in rock bit, diamond bit, downhole tool and liner hanger technology whose activities are directed to developing new products and processes, improving existing product lines and designing specialized products to meet customer requirements. Experimental work in metallurgy also comprises a significant portion of the work of these departments. For example, recent new product developments include: tungsten carbide insert and milled tooth Spinodal(TM) bearing roller cone bits, Diamond Enhanced Insert roller cone bits, steerable motor PDC and roller cone bits; Diamond Enhanced Stabilizers; the Smith Diamond Maxidrill(TM) products and Diamond Enhanced Impax(TM) hammer bits; the Servco Millmaster(TM) carbide cutting structure; and the Servco Superdome(TM) PDC underreamers and hole openers. In recent years, the Company has received special meritorious awards for engineering innovations sponsored by Petroleum Engineer International magazine. One such award was for the placement of PDC on curved surfaces for rock bit cutting structures, underreamers and hole openers while another was for the development of a new hardfacing material for use on milled tooth drill bits.

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

     The Company has historically maintained its research and engineering expenditures at a high level to enable it to maintain its technological and performance leadership and broaden its product lines. The Company's expenditures for research and engineering activities amounted to $21.4 million in 1995, $14.6 million in 1994 and $6.6 million in 1993. In 1995, research and engineering expenditures approximated 2.5% of revenues.

     Although the Company has over 650 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

EMPLOYEES

     At December 31, 1995, the Company had approximately 4,700 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except certain domestic mining operations of M-I Drilling Fluids. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES

     The principal facilities and properties utilized by the Company at December 31, 1995 are shown in the table below. All facilities and properties are owned by the Company with the exception of the Grenoble, France location.

                                                                                      APPROXIMATE
                                                                                       BUILDING
                                      PRINCIPAL PRODUCTS PROCESSED          LAND         SPACE
           LOCATION                          OR MANUFACTURED               (ACRES)     (SQ. FT.)
------------------------------  -----------------------------------------  -------    -----------
M-I Drilling Fluids Unit:
  Greybull, Wyoming...........  Bentonite mine and processing              8,393.7      110,000
  Appleton, Wisconsin.........  Drilling fluid chemical products              10.0       92,600
  Wharton County, Texas.......  Drilling fluid chemical products             100.0       60,502
  Milos, Greece...............  Bentonite mine and processing                123.9       54,553
  Greystone, Nevada...........  Barite mine and processing                   268.2       49,800
  Zavalla, Texas..............  Drilling fluid chemical products              32.8       35,800
  Foss/Aberfeldy, Scotland....  Barite mine and processing and bentonite     102.0       10,405
                                  processing
Smith Tool, Smith Drilling & Completions and Smith Diamond Technology Units:
  Houston, Texas..............  Tubulars, surface and downhole tools,        106.4      720,199
                                remedial products, liner hangers, diamond
                                  bits
  Ponca City, Oklahoma........  Drill bits                                    15.2      206,800
  Grenoble, France............  Synthetic diamond materials, and cubic        16.9      160,000
                                  boron nitride
  Saline de Volterra, Italy...  Drill bits                                    12.2      125,648
  Provo, Utah.................  Synthetic diamond materials                    4.0       32,000

     The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained. Due to the downturn in business in recent years, the Company's manufacturing facilities operated below capacity throughout 1995 and are continuing to operate below capacity levels. A portion of the Houston, Texas facility is currently being held for sale by the Company.

ITEM 3. LEGAL PROCEEDINGS

  Executive Life

     On March 4, 1992, the Company was served with a complaint in the U.S. District Court in the Central District of California, entitled Lynn Martin, Secretary of the U.S. Dept. of Labor v. Smith International, Inc., et al., Case No. CV92-1196. In addition, seven of its employees or former employees (the "Individual Defendants") were also served. The complaint alleges violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of annuities from Executive Life Insurance Company ("Executive Life"), upon the termination of its Pension Plan in August 1985. On April 11, 1991, Executive Life was placed in conservatorship in California state court by the California Insurance Commissioner. Executive Life emerged from the conservatorship in 1993 as Aurora National Life Assurance Company, Inc. ("Aurora"). Under the rehabilitation plan as ordered by the Los Angeles Superior

Court judge, Aurora will honor in part Executive Life's past and continuing commitments under the annuities outstanding; however, a portion of these obligations will not be paid by Aurora (the "Shortfall").

     In December 1994, the parties agreed in principle to a settlement. On April 12, 1995, the United States District Court for the Central District of California entered a Consent Order ("Consent Order"), which documented the principal settlement terms. The Individual Defendants were dismissed with prejudice. Pursuant to the Consent Order, the Company paid $4.07 million into an escrow account. A substantial portion of the $4.07 million settlement was paid by the Company's insurance carrier. The Company accrued its portion of the settlement of approximately $1.0 million in 1994.

     The $4.07 million payment is still on deposit in the escrow account as the Department of Labor has not yet finalized the timing, amount or manner of the distributions from the escrow account to the Plan participants.

  Superfund

     The Sheridan Site. On March 31, 1987, the Sheridan Site Committee (the "Committee") filed a claim in the Company's Chapter 11 case on behalf of itself and 59 potentially responsible parties ("PRPs") at the Sheridan Disposal Services site in Hempstead, Texas, a National Priorities List ("NPL") site. The claim was based on the Company's alleged liability to the claimants for "contribution and potential cost recovery for administrative and remedial work" expenses incurred and to be incurred by them in connection with the Sheridan Disposal site.

     On August 28, 1987, the Company reached a settlement with the Committee. The Committee agreed to withdraw its proof of claim. In return, the Company agreed to pay its allocable share of response costs incurred by the Committee, such share to be limited to the lesser of $3.0 million or 2.93% of actual response costs. The Company's obligations pursuant to the settlement agreement with the Committee were not discharged or affected by confirmation of the Company's plan of reorganization. Based upon an U.S. Environmental Protection Agency ("EPA") Record of Decision ("ROD"), total remediation costs are estimated, on a preliminary basis, to be approximately $28 million. On this basis, the Company's share would be $0.8 million. Remediation activities at the Sheridan Site have been suspended pending receipt of a consent decree relating to the settlement of this case. After it is resumed, the remediation, together with the related expenditures, will likely extend over several years.

     The OII Site. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA has been conducting various activities at the Operating Industries, Inc. ("OII") site, a disposal site on the NPL located in Monterey Park, California. The United States, on behalf of the EPA, filed a proof of claim in the Company's Chapter 11 case alleging that it had incurred approximately $8.0 million in response costs to date, and would continue to incur response costs in the future. Subsequently, the United States alleged that its costs had increased to over $10 million. On June 14, 1988, the United States District Court entered an order approving a Stipulation and Agreement to Compromise and Settle EPA's claim against the Company's estate (the "OII Settlement Agreement"). Under the OII Settlement Agreement, the claim of the United States was allowed as an amount (approximately $150,000) sufficient to entitle the EPA to a distribution pursuant to the Company's plan of reorganization. The Company further agreed to pay its allocable share of total future site response costs at the OII site, such share, however, to be limited to the lesser of $5.0 million or 0.65% of future site response costs.

     Actual remediation of the OII Site is likely to extend for a number of years after a final remedy is selected for the site. The EPA issued an ROD with respect to the OII Site that estimates remediation costs of $300 million. At this time, the Company is unable to determine the amount it may ultimately have to contribute to the OII site pursuant to the OII settlement agreement. This amount will range from the approximately $150,000 that the Company has already paid to the $5.0 million at which the Company's liability is capped under the OII settlement agreement.

     The Chemform Site. Chemform, Inc. ("Chemform"), a former wholly-owned subsidiary of the Company and, subsequently, the Company itself, operated a business and held a leasehold interest in property located in

Pompano Beach, Florida (the "Chemform Site") between May 14, 1976 and March 16, 1979, at which time the Company sold the Chemform business and assigned the lease.

     The EPA placed the Chemform Site on the NPL on October 4, 1989. On September 22, 1992, the EPA issued the ROD for a portion of the Chemform Site. The ROD selected a "No Action with Monitoring" alternative, under which groundwater would be monitored quarterly for at least one year. Although the Company and two other PRPs have completed four quarters of groundwater monitoring, the Florida Department of Environmental Protection ("Florida DEP") has requested that additional monitoring be performed. The Company and two other PRPs are presently conducting discussions with the EPA and the Florida DEP regarding whether additional monitoring work will be required and, if so, what the scope of such work will be. The final scale of the monitoring work is not yet known. It is also not yet known whether any groundwater remediation work will thereafter be required.

     On September 16, 1993, the EPA issued the ROD for the remainder of the Chemform Site, which addressed site-related soil contamination. The ROD determined that no further Superfund action was necessary to address Operable Unit Two at the site; however, the Florida DEP requested that additional soil be removed at the Chemform Site. The Company and the two other PRPs performed the soil removal requested under the oversight of the Florida DEP and has provided a Technical Memorandum summarizing this action to the EPA and the Florida DEP. The Company has not received any written response from either the EPA or the Florida DEP. As the EPA still retains jurisdiction over the Chemform Site, it is possible that additional issues may arise which would require further resolution. The Company believes that the EPA will demand reimbursement of certain oversight expenses that the EPA allegedly has incurred in administering the Chemform Site. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

     General Environmental. At December 31, 1995, the recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $6.0 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for Superfund sites and for properties currently or previously owned or leased by the Company. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

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

   NAME, AGE AND POSITIONS               PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
------------------------------  -------------------------------------------------------------
Douglas L. Rock(49)...........  Chairman of the Board since February 1991; Chief Executive
  Chairman of the Board,        Officer, President and Chief Operating Officer since March
  Chief Executive Officer,        1989.
  President and Chief
  Operating Officer

Loren K. Carroll(52)..........  President and Chief Executive Officer of M-I Drilling Fluids,
  Executive Vice President and  L.L.C. since March 1994; Executive Vice President and Chief
  Chief Financial Officer of      Financial Officer since October 1992; member of the Board
  the                             of Directors since November 1987; President of the Geneva
  Company; President and Chief    Business Services and a Director of Geneva Companies from
  Executive Officer of M-I        March 1989 to October 1992.
  Drilling Fluids L.L.C.

Neal S. Sutton(50)............  Senior Vice President -- Administration since December 1994;
  Senior Vice President --      Vice President -- Administration from March 1992 to December
  Administration General          1994; Vice President, Secretary and General Counsel of the
  Counsel and Secretary           Company since January 1991; Associate General Counsel of
                                  Cooper Industries, Inc. from November 1989 to December
                                  1990.

John J. Kennedy(43)...........  Vice President, Chief Accounting Officer and Treasurer since
  Vice President, Chief           March 1994; Treasurer from May 1991 to March 1994; Treasury
  Accounting Officer and          Director responsible for International Operations from
  Treasurer                       November 1987 to May 1991.

D. Barry Heppenstall(49)......  President, Smith Tool since May 1994; Vice President and
  President, Smith Tool         General Manager -- Drill Bits from March 1992 to May 1994;
                                  Vice President -- Smith Tool Manufacturing from September
                                  1990 to March 1992; Vice President -- Sii Manufacturing
                                  from April 1987 to September 1990.

Richard A. Werner(54).........  President, Smith Drilling & Completions since May 1994; Vice
  President, Smith Drilling &     President and General Manager -- Smith Drilling and
  Completions                     Completion Services from December 1993 to May 1994; Vice
                                  President and General Manager -- Drilco/Servco from March
                                  1993 to December 1993; Vice President and General
                                  Manager -- Downhole Tools and Services from May 1991 to
                                  March 1993; Vice President Operations of Triumph -- LOR,
                                  Inc. from April 1987 to May 1991.

Roger A. Brown(50)............  President, Smith Diamond Technology since April 1995; Vice
  President, Smith Diamond      President and General Manager, Eastern Hemisphere Operations,
  Technology                      Reda Pump Company, Division of Camco International, Inc.
                                  from November 1993 to March 1995; President, Hycalog,
                                  Division of Camco International, Inc. from November 1990 to
                                  October 1993.

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

                                                                        COMMON STOCK
                                                                       ---------------
                                                                       HIGH       LOW
                                                                       -----     -----
        1994
          First Quarter............................................    11 1/8    8 3/8
          Second Quarter...........................................    16 1/8    10 3/8
          Third Quarter............................................    17 5/8    13 3/4
          Fourth Quarter...........................................    17 3/8    11 5/8
        1995
          First Quarter............................................    14 1/2    11
          Second Quarter...........................................    19 3/8    14
          Third Quarter............................................    19        15 1/8
          Fourth Quarter...........................................    23 7/8    15

     On March 11, 1996, the Company had approximately 4,688 Common Stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $21.75.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                         1995         1994         1993         1992       1991(A)
                                       --------     --------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues..........................   $874,544     $653,901     $220,712     $210,669     $251,967
  Gross profit......................    292,540      221,274       79,963       71,535       97,387
  Income from continuing operations
     before litigation settlement,
     interest and taxes.............     86,248       60,104       18,575       10,260       10,673
  Income (loss) from continuing
     operations before discontinued
     operations and change in
     accounting principle...........     45,592       35,879       (3,995)       1,164       (5,013)
  Income (loss) from discontinued
     operations.....................         --           --       73,623       (2,975)      (4,623)
  Income (loss) before change in
     accounting principle...........     45,592       35,879       69,628       (1,811)      (9,636)
  Net income (loss).................   $ 45,592     $ 35,879     $ 68,328     $ (1,811)    $ (9,636)
PER SHARE DATA:
  Net income (loss) applicable to
     common stock -- From continuing
     operations before discontinued
     operations and change in
     accounting principle...........   $   1.16     $    .92     $   (.13)    $   (.02)    $   (.22)
     From discontinued operations...         --           --         1.95         (.08)        (.16)
     From the change in accounting
       principle....................         --           --         (.03)          --           --
     Net income (loss)..............   $   1.16     $    .92     $   1.79     $   (.10)    $   (.38)
BALANCE SHEET DATA (AT DECEMBER 31):
  Total assets......................   $702,844     $619,780     $348,486     $370,482     $397,335
  Long-term debt....................   $117,238     $115,000     $ 46,000     $ 46,000     $100,020
  Total shareholders' equity........   $300,886     $253,121     $214,466     $149,785     $157,006

     The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as accounting changes, business combinations, dispositions of business operations or other unusual items which may affect the comparability of the information shown above.

     (a) The 1991 results include $22.2 million of non-recurring charges related to the restructuring of the Company's worldwide operations in response to a decline in the U.S. drilling activity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management's Discussion and Analysis of Financial Condition and Results of Operations is the Company's discussion of its financial performance and of significant trends which may impact the future performance of the Company. It should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

     The Company manufactures and supplies a wide range of products and services to the worldwide oil and gas drilling and production and mining industries. The Company's revenues are derived from sales of drilling and completion fluid systems, solids control equipment, drill bits, downhole drilling tools and tubular drill string components and from providing drilling and completion services to the oil and gas industry.

     The Company operates in the global oil and gas services market and is significantly impacted by changes in exploration and drilling activity in the major energy producing areas. Exploration and drilling activity is primarily influenced by the prices of oil and natural gas. In addition, exploration and drilling activity may be affected by political actions and uncertainties, environmental concerns, capital expenditure plans of customers and the overall level of global economic growth and activity.

     Management anticipates that total worldwide drilling activity in 1996 will increase slightly from 1995 activity levels. North American drilling activity is expected to increase approximately 2.0% primarily due to higher forecasted activity in the United States. Non-North American drilling activity is expected to increase approximately 4.0% primarily as a result of higher forecasted drilling activity in Latin America. Management believes that the Company is well positioned to benefit from the expected increase in oil and gas drilling activity; however, there can be no assurance that the higher drilling activity will result in increased earnings for the Company.

     After management concluded that the sale of the Company's directional drilling systems and services ("DDS") business was in the best long term interest of the Company's shareholders, the DDS business was sold to Halliburton Company in March 1993. The proceeds of this sale have enabled the Company to strengthen its financial condition and pursue strategic growth objectives. The following operations have been acquired as part of the Company's strategic program which have strengthened the Company's product and service offerings and global presence: a 64% interest in M-I Drilling Fluids, a leading supplier of drilling fluid systems; Supradiamant, S.A., a leading manufacturer of diamond products; Baker Hughes Treatment Services ("BHTS"), a major supplier of waste minimization and product recovery services; and, Fremont Chemical Company, the largest supplier of completion fluids in the Rocky Mountain region of the United States. These acquisitions have been accounted for as purchase transactions and the results of the acquired operations have been included in the Consolidated Statements of Operations from the date of acquisition. These acquisitions complement the Company's existing core products forming a more complete package of expendable products to the oil and gas drilling and production industry.

RESULTS OF OPERATIONS

  Revenues

     The Company operates through four business units which market the products manufactured and provide services throughout the world. The following table sets forth the amounts and percentages of revenues by business unit and by area, as well as average rig count data (in thousands, except rig count information):

                                              1995                   1994                   1993
                                       -------------------    -------------------    -------------------
                                        AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                       --------    -------    --------    -------    --------    -------
Breakdown by Business Unit:
  M-I Drilling Fluids................  $556,394       64      $382,597       59            --       --
  Smith Tool.........................   167,116       19       154,912       23      $142,402       64
  Smith Drilling & Completions.......   115,245       13        92,095       14        58,500       27
  Smith Diamond Technology...........    35,789        4        24,297        4        19,810        9
                                       --------      ---      --------      ---      --------      ---
          Total......................  $874,544      100      $653,901      100      $220,712      100
                                       ========      ===      ========      ===      ========      ===
Breakdown by Area:
  Domestic...........................  $358,392       41      $280,435       43      $104,415       47
  Export.............................    50,454        6        56,421        9        29,926       14
  International......................   465,698       53       317,045       48        86,371       39
                                       --------      ---      --------      ---      --------      ---
          Total......................  $874,544      100      $653,901      100      $220,712      100
                                       ========      ===      ========      ===      ========      ===
Average Annual Active Rig Count:
  Domestic...........................       724                    775                    757
  Canada.............................       231                    260                    183
  International (excluding Canada)...       758                    734                    773
                                       --------               --------               --------
          Total......................     1,713                  1,769                  1,713
                                       ========               ========               ========

  M-I Drilling Fluids

     The M-I Drilling Fluids operation, which was acquired in February, 1994, provides drilling fluids systems, solids control equipment, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells worldwide. The consolidated revenues attributable to M-I Drilling Fluids increased $173.8 million or 45.4% from the prior year due primarily to the higher sales volume and the product mix of sales in Latin America, the United States and Germany. The remainder of the increase is related to the inclusion of a full year of revenues for M-I Drilling Fluids and the acquisitions of the BHTS and Fremont operations.

  Smith Tool

     The Smith Tool business unit manufactures and sells three-cone drill bits used in the oil and gas drilling industry and in mining applications. Smith Tool revenues increased $12.2 million or 7.9% from $154.9 million in 1994 to $167.1 million in 1995 due primarily to higher sales volume and improved pricing in the United States and higher drilling activity in Latin America, Italy, and Germany. These increases were partially offset by reduced sales in Canada due to lower drilling activity. Smith Tool revenues increased $12.5 million or 8.8% from $142.4 million in 1993 to $154.9 million in 1994 due primarily to increased sales in Canada resulting from the increase in drilling activity and increased sales in Latin America and the United States.

  Smith Drilling & Completions

     The Smith Drilling & Completions product group manufactures and markets downhole drilling tools and tubular drill string components and provides related drilling and completion services for drilling oil and gas wells. Drilling & Completions revenues increased $23.1 million or 25.1% from $92.1 million in 1994 to $115.2 million in 1995 due primarily to higher sales volumes resulting from increased activity in Latin

America and the North Sea. In addition, sales volumes increased in the United States, the Middle East and Canada. Drilling & Completions revenues increased $33.6 million or 57.4% from $58.5 million in 1993 to $92.1 million in 1994. The increase in revenues was primarily due to the acquisition of the A-Z/Grant and Lindsey product lines and higher sales volume in North America and Colombia.

  Smith Diamond Technology

     In 1995, the Company formed a new business unit, Smith Diamond Technology, which was previously a part of the Smith Tool operations. This business unit manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamonds at its Geodiamond division. Smith Diamond Technology also manufactures PDC's and cubic boron nitride at its Megadiamond and Supradiamant subsidiaries. These ultrahard materials are used in the business unit's diamond drill bits and in other specialized cutting tools. Smith Diamond Technology revenues increased $11.5 million or 47.3% from $24.3 million in 1994 to $35.8 million in 1995. The increase was primarily due to higher sales volumes in Latin America, the North Sea and the Middle East and the inclusion of a full year of revenues related to Supradiamant, which was acquired in July 1994. Smith Diamond Technology revenues increased $4.5 million or 22.7% from $19.8 million in 1993 to $24.3 million in 1994. The increase in revenues was primarily due to the acquisition of Supradiamant and increased volumes in the Far East and Brazil.

     For the periods indicated, the following table summarizes the results of continuing operations of the Company and presents results as a percentage of total revenues of the continuing operations:

                                                              YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------
                                                1995                   1994                   1993
                                         -------------------    -------------------    -------------------
                                          AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                         --------    -------    --------    -------    --------    -------
                                                              (DOLLARS IN THOUSANDS)
Revenues...............................  $874,544      100      $653,901      100      $220,712      100
                                         --------    -----      --------    ---- -     --------    ---- -
Costs and expenses:
  Costs of revenues....................   582,004       67       432,627       66       140,749       64
  Selling expenses.....................   158,300       18       116,151       18        40,480       18
  General and administrative
     expenses..........................    47,992        5        45,019        7        20,908       10
                                         --------    -----      --------    ---- -     --------    ---- -
          Total costs and expenses.....   788,296       90       593,797       91       202,137       92
                                         --------    -----      --------    ---- -     --------    ---- -
Income from continuing operations
  before litigation settlement,
  interest and taxes...................    86,248       10        60,104        9        18,575        8
Litigation settlement..................        --       --            --       --        19,900        9
Interest expense, net..................    12,238        1         8,572        1         2,202        1
                                         --------    -----      --------    ---- -     --------    ---- -
Income (loss) from continuing
  operations before income taxes and
  minority interests...................    74,010        9        51,532        8        (3,527)      (2)
Income tax provision...................    12,609        2         6,815        1           468       --
                                         --------    -----      --------    ---- -     --------    ---- -
Income (loss) from continuing
  operations before minority interests
  and cumulative effect of change in
  accounting principle.................    61,401        7        44,717        7        (3,995)      (2)
Minority interests.....................    15,809        2         8,838        1            --       --
                                         --------    -----      --------    ---- -     --------    ---- -
Income (loss) from continuing
  operations...........................  $ 45,592        5      $ 35,879        6      $ (3,995)      (2)
                                         ========    =====      ========    =====      ========    =====

  1995 Versus 1994

     Total revenues for 1995 increased $220.6 million or 33.7% from $653.9 million in 1994 to $874.5 million in 1995. The increase was primarily related to the additional revenues associated with the previously discussed business acquisitions and increased drilling activity in Latin America. The increase also reflected higher sales volume in the United States and Germany for M-I Drilling Fluids and Smith Tool. In addition, Smith Tool revenues increased in Italy. Smith Drilling & Completions revenues increased due primarily to higher volumes in the North Sea, the United States, the Middle East and Canada. The increase in Smith Diamond Technology was due to increased drilling activity in the North Sea and higher volumes in the Middle East.

     Gross profit, computed as revenues less costs of revenues, increased $71.2 million or 32.2% from $221.3 million in 1994 to $292.5 million in 1995. The increase was due primarily to the aforementioned acquisitions. In addition, the increase in gross profit reflected higher international volumes due to the higher level of drilling activity and higher domestic sales.

     Operating expenses, consisting of selling expenses and general and administrative expenses, increased $45.1 million or 28.0% from the prior year; however, as a percentage of revenues, operating expenses decreased from 1994. The increase in absolute expenses is due primarily to increased variable costs related to the higher level of revenues and additional expenses associated with the recently acquired companies previously discussed. In addition, the increase in operating expenses reflects the establishment of the recently formed Smith Diamond Technology business unit and the expansion of M-I Drilling Fluids operations in Latin America.

     Net interest expense, which represents interest expense less interest income, increased $3.6 million from $8.6 million in 1994 to $12.2 million in 1995. The increase in net interest expense was due primarily to higher debt levels to fund working capital requirements, the acquisitions of M-I Drilling Fluids, BHTS and Fremont and to hedge certain foreign-denominated assets.

     The effective tax rate for the year approximated 17.0% which is lower than the statutory rate and higher than the prior years' effective rate of 13.2%. The effective tax rate for the year was lower than the statutory rate due primarily to the utilization of U.S. net operating loss carryforwards. The effective rate was higher than the prior year's rate due primarily to the expiration of certain U.S. Alternative Minimum Tax net operating loss carryforwards.

     Minority interests represents the share of M-I Drilling Fluids' profits associated with the 36% minority interest as well as minority interests in investments in other joint ventures held by M-I Drilling Fluids. Minority interests increased $7.0 million from $8.8 million in 1994 to $15.8 million in 1995. The increase in minority interests was primarily due to the higher level of M-I Drilling Fluids' earnings.

  1994 Versus 1993

     Total revenues for 1994 increased by $433.2 million from $220.7 million in 1993 to $653.9 million in 1994. The increase was primarily due to the acquisitions of M-I Drilling Fluids, A-Z/Grant and Lindsey and Supradiamant. In addition, the revenue increase reflected the higher North American drilling activity, increased drill bit sales in Latin America and increased drilling and completion services volume in the United States and Colombia.

     Gross profit, computed as revenues less cost of revenues, increased by $141.3 million from $80.0 million in 1993 to $221.3 million in 1994. The increase was due to the acquisitions of M-I Drilling Fluids, A-Z/Grant and Lindsey and Supradiamant and higher volumes in Canada and the United States. In addition, the increase in gross profit reflected increased drill bit volumes in Latin America and lower drilling and completion services operating costs in Europe/Africa.

     Operating expenses, comprised of selling expenses and general and administrative expenses, increased by $99.8 million from $61.4 million in 1993 to $161.2 million in 1994. The increase was due primarily to the additional expenses associated with the newly acquired companies and increased variable costs related to the higher level of revenues partially offset by lower legal expenses as a result of the settlement of the drill bit litigation suit in 1993. Operating expenses as a percentage of revenues decreased from 27.8% in 1993 to 24.7% in 1994.

     Interest expense increased by $4.0 million from $6.0 million in 1993 to $10.0 million in 1994 due primarily to the additional $80.0 million of debt incurred to acquire M-I Drilling Fluids and higher variable interest rates. Interest income decreased by $2.4 million from $3.8 million in 1993 to $1.4 million in 1994 as a result of reduced short-term investments as these funds were used in the acquisition of A-Z/Grant and Lindsey in December 1993 and M-I Drilling Fluids and Supradiamant in 1994.

     The effective tax rate for 1994 approximated 13.2% which was lower than the statutory rate. The income tax provision increased approximately $6.3 million from the prior year due to increased profitability of the Company's foreign operations. The effective tax rate for the year was lower than the statutory rate due to the utilization of U.S. net operating loss carryforwards which was somewhat offset by foreign tax provisions in excess of the U.S. tax rate.

     Minority interest represents the share of M-I Drilling Fluids' profits associated with the 36% minority interest which was partially offset by credits associated with other minority interests from investments in other joint ventures held by M-I Drilling Fluids.

LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company's financial condition remained strong at December 31, 1995. Working capital at December 31, 1995 increased approximately $42.7 million, or 16.6%, from the comparative period in the prior year. In 1995, cash generated internally exceeded cash required to support the Company's operations resulting in a $6.7 million increase in cash from the prior year-end.

     The Company invested approximately $25.1 million in net property, plant and equipment additions during the year. Capital expenditures for 1996 are expected to increase to approximately $34.4 million, which includes routine additions of equipment used to support the Company's operations as well as expenditures to increase the productivity and efficiency of certain operations. The Company believes funds generated from operations and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs of the existing operations for the foreseeable future.

     The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. At December 31, 1995, the Company had a $65.0 million revolving line of credit with a bank group and approximately $22.0 million of international borrowing facilities with various foreign banks. The Company had approximately $32.2 million of funds available for borrowing under these facilities at December 31, 1995. Additionally, a revolving line of credit facility of $20.0 million, which was established for the use of the M-I Drilling Fluids operating group, had available borrowing capacity of $10.0 million at December 31, 1995.

     The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services.

     The Company has been named as a potentially responsible party in connection with three sites on the U.S. Environmental Protection Agency's National Priorities List. At December 31, 1995, the recorded liability for estimated future clean-up costs for Superfund sites as well as properties currently or previously owned or leased by the Company was $6.0 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See Item 3. "Legal Proceedings -- Superfund" for further discussion.

     Because of its substantial foreign operations, the Company is exposed to currency fluctuations and exchange risks. To mitigate the effect of fluctuations in exchange rates on foreign denominated balances, the Company utilizes a protective hedge program. The program is designed to hedge net balance sheet positions which expose the Company to exchange rate risk. To the extent possible, the Company matches assets and liabilities denominated in foreign currencies and uses hedging instruments to cover certain unmatched positions.

     Inflation has not had a material effect on the Company in the last few years, and the effect is expected to be minor in the foreseeable future. In general, the Company has been able to offset most of the effects of inflation through productivity gains, cost reductions and price increases.

     On December 11, 1995, M-I Drilling Fluids signed a letter of intent related to the acquisition of Anchor Drilling Fluids A.S., a Norwegian company. Management anticipates financing the Company's portion of the purchase price by utilizing approximately $70.0 million of borrowings under a new credit facilities agreement, which is currently being negotiated. Aside from the planned acquisition, management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement is effective for fiscal years beginning after December 15, 1995. Management does not believe that adoption of this pronouncement in 1996 will have a material impact on its financial statements.

     The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings and earnings per share would have been if the new rules have been adopted. Management intends to adopt the disclosure requirements of this statement in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

     We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

     As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted, effective January 1, 1993, Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and SFAS No. 106 "Employers Accounting for Postretirement Benefits other than Pensions".

ARTHUR ANDERSEN LLP

Houston, Texas
February 7, 1996

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Revenues.....................................................  $874,544    $653,901    $220,712
                                                               --------    --------    --------
Costs and expenses:
  Costs of revenues..........................................   582,004     432,627     140,749
  Selling expenses...........................................   158,300     116,151      40,480
  General and administrative expenses........................    47,992      45,019      20,908
                                                               --------    --------    --------
          Total costs and expenses...........................   788,296     593,797     202,137
                                                               --------    --------    --------
Income from continuing operations before litigation
  settlement, interest and taxes.............................    86,248      60,104      18,575
Litigation settlement (Note 13)..............................        --          --      19,900
Interest expense.............................................    14,101      10,014       6,023
Interest income..............................................    (1,863)     (1,442)     (3,821)
                                                               --------    --------    --------
Income (loss) from continuing operations before income taxes
  and minority interests.....................................    74,010      51,532      (3,527)
Income tax provision (Note 6)................................    12,609       6,815         468
                                                               --------    --------    --------
Income (loss) from continuing operations before minority
  interests and cumulative effect of change in accounting
  principle..................................................    61,401      44,717      (3,995)
Minority interests...........................................    15,809       8,838          --
                                                               --------    --------    --------
Income (loss) from continuing operations.....................    45,592      35,879      (3,995)
Income from discontinued operations (Note 2).................        --          --      73,623
                                                               --------    --------    --------
Income before cumulative effect of change in accounting
  principle..................................................    45,592      35,879      69,628
Cumulative effect of change in accounting principle (Note
  1).........................................................        --          --      (1,300)
                                                               --------    --------    --------
Net income...................................................    45,592      35,879      68,328
                                                               --------    --------    --------
Preferred stock dividends (Note 7)...........................        --          --        (868)
                                                               --------    --------    --------
Net income applicable to common stock........................  $ 45,592    $ 35,879    $ 67,460
                                                               ========    ========    ========
Income (loss) per common share from continuing operations....  $   1.16    $   0.92    $  (0.13)
                                                               ========    ========    ========
Net income per common share..................................  $   1.16    $   0.92    $   1.79
                                                               ========    ========    ========
Average common shares and equivalent shares outstanding......    39,383      39,065      37,775
                                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                            (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents............................................  $ 14,845     $  8,145
  Receivables, less allowance for doubtful accounts of $6,838 and
     $8,679 in 1995 and 1994, respectively.............................   230,590      201,053
  Inventories (Note 3).................................................   221,952      201,104
  Deferred tax assets, net (Note 6)....................................     3,925        2,161
  Prepaid expenses and other...........................................    13,979        9,133
                                                                         --------     --------
          Total current assets.........................................   485,291      421,596
                                                                         --------     --------
PROPERTY, PLANT AND EQUIPMENT:
  Land.................................................................    16,997       17,079
  Buildings............................................................    31,199       29,065
  Machinery and equipment..............................................   250,221      220,953
                                                                         --------     --------
                                                                          298,417      267,097
     Less -- accumulated depreciation..................................   165,918      149,388
                                                                         --------     --------
     Net property, plant and equipment.................................   132,499      117,709
                                                                         --------     --------
OTHER ASSETS, including assets held for sale of $6,175 and $8,726 in
  1995 and 1994, respectively..........................................    41,129       41,446
GOODWILL, net of accumulated amortization of $3,275 and $2,137 in 1995
  and 1994, respectively...............................................    43,925       39,029
                                                                         --------     --------
TOTAL ASSETS...........................................................  $702,844     $619,780
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PAR VALUE DATA)
CURRENT LIABILITIES:
  Accounts payable.....................................................  $ 71,439     $ 67,873
  Short-term borrowings and current portion of long-term debt (Note
     4)................................................................    25,147       15,852
  Accrued payroll costs................................................    30,922       28,232
  Income taxes payable (Note 6)........................................    11,977        6,579
  Other................................................................    45,804       45,711
                                                                         --------     --------
          Total current liabilities....................................   185,289      164,247
                                                                         --------     --------
LONG-TERM DEBT (Note 4)................................................   117,238      115,000
OTHER LONG-TERM LIABILITIES............................................    15,754       17,097
MINORITY INTERESTS (Note 1)............................................    83,677       70,315
COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
SHAREHOLDERS' EQUITY:
  Common stock:
     Authorized -- 60,000 shares, $1 par value; issued and
      outstanding -- 39,807 shares in 1995 and 39,433 shares in 1994...    39,807       39,433
  Common stock warrants (Note 7):
     Class A warrants -- outstanding -- None in 1995 and 203 in 1994...        --           --
     Class B warrants -- outstanding -- None in 1995 and 1,871 in
      1994.............................................................        --           --
     Class C warrants -- outstanding -- 451 in 1995 and 1994...........     7,278        7,278
Additional paid-in capital.............................................   275,432      272,483
Accumulated deficit....................................................    (1,962)     (47,554)
Cumulative translation adjustments.....................................    (5,755)      (4,605)
Less -- treasury securities, at cost (629 common shares and 451 Class C
  warrants in 1995 and 1994) (Note 7)..................................   (13,914)     (13,914)
                                                                         --------     --------
          Total shareholders' equity...................................   300,886      253,121
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $702,844     $619,780
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1995         1994          1993
                                                           --------     ---------     ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income.............................................  $ 45,592     $  35,879     $  68,328
  Adjustments to reconcile net income to net cash
     provided by operating activities excluding the net
     effects from the Company's acquisitions:
       Depreciation and amortization.....................    25,540        21,802        11,600
       Minority interests in earnings of subsidiary......    15,809         8,838            --
       Provision for losses on receivables...............     1,024         1,642           974
       Gain on disposal of fixed assets..................    (4,198)       (5,675)       (1,623)
       Foreign currency translation losses...............     1,112         1,986           621
       Gain from sale of the Directional Drilling ("DDS")
          operations.....................................        --            --       (80,106)
       Cumulative effect of change in accounting
          principle......................................        --            --         1,300
       Change in receivables.............................   (29,847)      (18,457)       19,424
       Change in inventories.............................   (19,961)      (20,180)        2,011
       Change in accounts payable........................     3,448         6,396        (5,960)
       Changes in other current assets and liabilities...       (72)      (21,074)          763
       Changes in other non-current assets and
          liabilities....................................   (11,259)        5,444        (1,931)
                                                           --------     ---------     ---------
          Net cash provided by operating activities......    27,188        16,601        15,401
                                                           --------     ---------     ---------
Cash flows from investing activities (Note 2):
  Acquisition of Baker Hughes Treatment Services.........    (5,131)           --            --
  Acquisition of Fremont Chemical Company, net of
     purchase price financed with long-term debt.........    (1,000)           --            --
  Acquisition of M-I Drilling Fluids L.L.C...............        --      (162,000)           --
  Acquisition of Supradiamant, S.A.......................        --        (6,363)           --
  Proceeds from the sale of the DDS operations...........        --            --       247,709
  Costs and expenses related to the sale of the DDS
     operations..........................................        --            --       (47,377)
  Acquisition of A-Z/Grant and Lindsey Completion
     Systems.............................................        --            --       (19,000)
  Fixed asset additions..................................   (35,126)      (24,140)      (15,191)
  Proceeds from disposal of fixed assets.................    10,042        10,435         7,091
                                                           --------     ---------     ---------
          Net cash provided by (used in) investing
            activities...................................   (31,215)     (182,068)      173,232
                                                           --------     ---------     ---------
Cash flows from financing activities (Notes 4 and 7):
  Increase (decrease) in short-term borrowings, net......     8,038         3,295       (33,360)
  Proceeds from issuance of long-term debt...............    12,238        92,000            --
  Repayment of long-term debt............................   (10,401)      (12,788)      (67,683)
  Proceeds from issuance of common stock and exercise of
     stock options and warrants..........................     3,323         1,023           240
  Purchase of treasury stock.............................        --            --        (1,329)
  Distributions to minority interest.....................    (2,520)      (11,394)           --
  Dividends paid on preferred stock......................        --            --          (868)
                                                           --------     ---------     ---------
          Net cash provided by (used in) financing
            activities...................................    10,678        72,136      (103,000)
Effect of exchange rate changes on cash..................        49           (85)         (321)
                                                           --------     ---------     ---------
Increase (decrease) in cash and cash equivalents.........     6,700       (93,416)       85,312
Cash and cash equivalents at beginning of year...........     8,145       101,561        16,249
                                                           --------     ---------     ---------
Cash and cash equivalents at end of year.................  $ 14,845     $   8,145     $ 101,561
                                                           ========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (IN THOUSANDS, EXCEPT SHARE AND WARRANT DATA)

                                                                                           COMMON STOCK
                                         PREFERRED STOCK           COMMON STOCK              WARRANTS
                                      ---------------------    ---------------------   --------------------   ADDITIONAL
                                       NUMBER                    NUMBER                  NUMBER                PAID-IN
                                      OF SHARES     AMOUNT     OF SHARES     AMOUNT    OF WARRANTS   AMOUNT    CAPITAL
                                      ---------    --------    ----------    -------   -----------   ------   ----------
Balance, December 31, 1992..........   798,800     $ 19,970    36,773,437    $36,773    2,549,201    $7,278    $253,910
Exercise of employee stock
  options...........................        --           --        41,641        42            --       --          197
Exercise of common stock warrants...        --           --           119        --          (119 )     --            1
Purchase of treasury stock..........        --           --            --        --            --       --           --
Conversion of preferred stock into
  common stock......................  (798,800 )    (19,970)    2,496,250     2,496            --       --       17,474
Net income..........................        --           --            --        --            --       --           --
Preferred dividends.................        --           --            --        --            --       --           --
Translation adjustment for the
  period............................        --           --            --        --            --       --           --
                                      --------      -------    ----------    -------   ----------    ------    --------
Balance, December 31, 1993..........        --     $     --    39,311,447    $39,311    2,549,082    $7,278    $271,582
Exercise of employee stock
  options...........................        --           --        97,495        98            --       --          722
Exercise of common stock warrants...        --           --        23,891        24       (23,891 )     --          179
Net income..........................        --           --            --        --            --       --           --
Translation adjustment for the
  period............................        --           --            --        --            --       --           --
                                      --------      -------    ----------    -------   ----------    ------    --------
Balance, December 31, 1994..........        --     $     --    39,432,833    $39,433    2,525,191    $7,278    $272,483
Exercise of employee stock
  options...........................        --           --       230,940       230            --       --        1,908
Exercise of common stock warrants...        --           --       143,572       144      (143,572 )     --        1,041
Expiration of common stock
  warrants..........................        --           --            --        --    (1,930,262 )     --           --
Net income..........................        --           --            --        --            --       --           --
Translation adjustment for the
  period............................        --           --            --        --            --       --           --
                                      --------      -------    ----------    -------   ----------    ------    --------
Balance, December 31, 1995..........        --     $     --    39,807,345    $39,807      451,357    $7,278    $275,432
                                      ========      =======    ==========    =======   ==========    ======    ========

                                                                              TREASURY SECURITIES
                                                                  --------------------------------------------

                                                                      COMMON STOCK             WARRANTS
                                                    CUMULATIVE    --------------------   ---------------------
                                      ACCUMULATED   TRANSLATION    NUMBER                  NUMBER
                                        DEFICIT     ADJUSTMENTS   OF SHARES    AMOUNT    OF WARRANTS   AMOUNT
                                      -----------   -----------   ---------    -------   -----------   -------
Balance, December 31, 1992..........   $(150,893)     $(4,668)    (470,183 )   $(5,307)    (451,357)   $(7,278)
Exercise of employee stock
  options...........................          --           --           --         --            --        --
Exercise of common stock warrants...          --           --           --         --            --        --
Purchase of treasury stock..........          --           --     (158,400 )   (1,329 )          --        --
Conversion of preferred stock into
  common stock......................          --           --           --         --            --        --
Net income..........................      68,328           --           --         --            --        --
Preferred dividends.................        (868)          --           --         --            --        --
Translation adjustment for the
  period............................          --       (1,690)          --         --            --        --
                                       ---------      -------     --------     -------     --------    -------
Balance, December 31, 1993..........   $ (83,433)     $(6,358)    (628,583 )   $(6,636)    (451,357)   $(7,278)
Exercise of employee stock
  options...........................          --           --           --         --            --        --
Exercise of common stock warrants...          --           --           --         --            --        --
Net income..........................      35,879           --           --         --            --        --
Translation adjustment for the
  period............................          --        1,753           --         --            --        --
                                       ---------      -------     --------     -------     --------    -------
Balance, December 31, 1994..........   $ (47,554)     $(4,605)    (628,583 )   $(6,636)    (451,357)   $(7,278)
Exercise of employee stock
  options...........................          --           --           --         --            --        --
Exercise of common stock warrants...          --           --           --         --            --        --
Expiration of common stock
  warrants..........................          --           --           --         --            --        --
Net income..........................      45,592           --           --         --            --        --
Translation adjustment for the
  period............................          --       (1,150)          --         --            --        --
                                       ---------      -------     --------     -------     --------    -------
Balance, December 31, 1995..........   $  (1,962)     $(5,755)    (628,583 )   $(6,636)    (451,357)   $(7,278)
                                       =========      =======     ========     =======     ========    =======

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (ALL DOLLAR AMOUNTS ARE EXPRESSED IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Smith International, Inc. (the "Company") manufacturers a wide range of products and provides services to customers in the oil and gas drilling and production industry. The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates of at least a 20 percent interest but not more than a 50 percent interest are accounted for using the equity method; all other investments are carried at cost, which does not exceed the estimated net realizable value of such investments.

  Significant Risks and Uncertainties

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

  Fixed Assets

     Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost. The Company computes depreciation on fixed assets using principally the straight-line method. The estimated useful lives used in computing depreciation range from 30 to 40 years for buildings, 3 to 20 years for machinery and equipment, and 3 to 7 years for rental equipment. Leasehold improvements are amortized over the lives of the leases or the estimated useful lives of the improvements, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used.

     Cost of major renewals and betterments are capitalized as fixed assets. Expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When fixed assets are sold or retired, the remaining cost and related reserves are removed from the accounts and the resulting gain or loss is included in the results of operations.

  Valuation of Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all of the domestic inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs consist of materials, labor and factory overhead.

  Goodwill

     Goodwill is amortized over 40 years using the straight-line method. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of goodwill.

                           SMITH INTERNATIONAL, INC.

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

     For the remaining international operations of the Company, the functional currency is the applicable local currencies. The accounts of these operations are translated to United States dollars as follows: all asset and liability accounts are translated at year-end exchange rates, and income and expense items are translated at the average exchange rates during the year. Cumulative translation adjustments resulting from the translation of the financial statements of these operations to United States dollars are recorded as a separate component of shareholders' equity.

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

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which was adopted in the first quarter of 1993. This standard requires an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates.

  Revenue Recognition

     The Company's revenues are composed of product sales and rental, service and other revenues. The Company records product sales when the goods are sold to a customer. Rental, service and other revenues are recorded as the services are performed.

                           SMITH INTERNATIONAL, INC.

  Minority Interests

     The Company records minority interests expense which primarily represents the portion of the earnings of M-I Drilling Fluids L.L.C. ("M-I Drilling Fluids") applicable to the 36 percent minority interest partner. In addition, minority interests includes income and expense associated with M-I Drilling Fluids' minority interest ownership position in other joint ventures.

  Earnings Per Common Share

     Earnings per common share are computed on the basis of the weighted average number of common shares and equivalent shares outstanding during each year after deducting preferred dividends in 1993. Earnings per common share assuming full dilution, is substantially the same as primary earnings per common share as presented for each of the years in the period ended December 31, 1995.

     Income per common share from discontinued operations was $1.95 and the loss per common share attributable to the change in accounting principle was $(.03) for the year ended December 31, 1993.

  Employee Benefits

     During the first quarter of 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard changed the criteria for recognizing the cost of postretirement benefits from the cash basis to the recognition of such benefits over the employee service periods. As a result of adopting this standard, the Company recorded the total outstanding liability related to such retiree benefits of $1.3 million as the cumulative effect of a change in accounting principle in the 1993 Consolidated Statements of Operations.

     The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require an additional minimum liability to be recognized for a defined benefit plan to the extent that the accumulated pension benefit obligation exceeds the fair value of pension plan assets and any accrued pension liabilities. An offsetting intangible asset is recorded in the amount of the additional minimum liability, not to exceed the amount of any unrecognized prior service costs and any unrecognized transition obligation. Amounts exceeding the unrecognized prior service costs and unrecognized transition obligation are reflected in other current liabilities in the Consolidated Balance Sheets.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. ACQUISITIONS AND DIVESTITURES

  Acquisition of M-I Drilling Fluids

     On February 28, 1994, the Company acquired a 64 percent interest in M-I Drilling Fluids from Dresser Industries, Inc. ("Dresser") for $160.0 million. M-I Drilling Fluids, which was owned 64 percent by Dresser and 36 percent by Halliburton prior to the acquisition, is a leading provider of drilling fluids and systems to the oil and gas drilling industry. The Company purchased the 64 percent interest in the operations using $80.0 million of its cash and issuing a note payable to Dresser for $80.0 million (See Note 4). The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on estimated fair values at the date of acquisition. The purchase price allocation resulted in the Company recording approximately $37.3 million of goodwill in connection with the transaction. The acquired operations have been included in results of operations since the acquisition date.

     M-I Drilling Fluids reported unaudited revenues of $75.4 million for the two months ended February 28, 1994 and $405.8 million for the year ended December 31, 1993.

                           SMITH INTERNATIONAL, INC.

  Other Acquisitions

     The Company has acquired certain other operations during the period presented. These acquisitions have generally been financed with cash. All of these acquisitions have been accounted for as purchases and, accordingly, the purchase price has been allocated to the assets acquired based on estimated fair values at the date of acquisition. The acquired operations have been included in results of operations since their respective acquisition dates.

     In 1993 and 1994, the Company acquired the operations of A-Z/Grant and Lindsey Completion Systems ("A-Z/Grant" and "Lindsey") and Supradiamant, S.A. ("Supradiamant"). On December 22, 1993, the Company acquired the product line assets of A-Z/Grant and Lindsey Completion Systems from MASX Energy Services Group, Inc. for $19.0 million. A-Z/Grant and Lindsey are leading providers of downhole tools, remedial services and liner hangers to the oil and gas industry. On July 1, 1994, the Company acquired Supradiamant from Societe Industrielle de Combustible Nucleaire for approximately $6.3 million. Supradiamant is a leading manufacturer of ultrahard materials, polycrystalline diamonds and cubic boron nitride.

     During 1995, M-I Drilling Fluids acquired the operations of Baker Hughes Treatment Services ("BHTS") and Fremont Chemical Company ("Fremont"). The BHTS operations were acquired from Baker-Hughes, Inc. on January 1, 1995 in exchange for approximately $5.1 million. BHTS is a leading supplier of waste minimization, product recovery services, water treatment, downhole injection and reserve pit remediation services to the oilfield industry. The Fremont operations were acquired on June 23, 1995 for approximately $2.7 million. Fremont is a major supplier of completion fluids in the Rocky Mountain region of the United States.

     The balances included in the 1995 Consolidated Balance Sheet related to the Fremont acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocation are not anticipated by management.

     The unaudited pro forma revenues and income from continuing operations for the years ended December 31, 1995 and 1994 assuming the acquisitions of M-I Drilling Fluids, Supradiamant, BHTS and Fremont had occurred on January 1, 1994 are as follows:

                                                                       1995         1994
                                                                     --------     --------
    Unaudited pro forma revenues...................................  $878,144     $751,035
    Unaudited pro forma income from continuing operations..........  $ 45,592     $ 34,495
    Unaudited pro forma income from continuing operations per
      common share.................................................  $   1.16     $   0.88

  Sale of Directional Drilling Business

     On March 29, 1993, the Company sold its Directional Drilling systems and services ("DDS") business and certain of its subsidiaries and other affiliates to Halliburton Company ("Halliburton") for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock was sold for $247.7 million. As a result, the Company recorded income from discontinued operations of $73.6 million including the gain from the sale of the DDS business of $80.1 million. The gain includes provisions for various fees, expenses and taxes related to the DDS sale.

                           SMITH INTERNATIONAL, INC.

     The Consolidated Statements of Operations reported the net results of the DDS operations as income from discontinued operations. The DDS business reported revenues of $36.3 million in the first three months of 1993. In determining the income from discontinued operations, interest expense of $1.3 million in 1993 has been allocated to the discontinued DDS operations based on the ratio of the estimated net assets sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at the end of the period.

3. INVENTORIES

     Inventories consist of the following at December 31:

                                                                       1995         1994
                                                                     --------     --------
    Raw materials..................................................  $ 31,052     $ 24,338
    Work-in-process................................................    40,718       31,805
    Finished goods.................................................   163,597      155,420
                                                                     --------     --------
                                                                      235,367      211,563
    Reserves to state certain domestic inventories ($99,113 in 1995
      and $94,339 in 1994) on a LIFO basis.........................   (13,415)     (10,459)
                                                                     --------     --------
                                                                     $221,952     $201,104
                                                                     ========     ========

4. DEBT

     The following summarizes the Company's outstanding debt at December 31:

                                                                       1995         1994
                                                                     --------     --------
    Current:
      Short-term bank borrowings with a weighted average interest rate of 18% in 1995 and 14% in 1994 (average borrowings of
         $18.0 million and $9.1 million in 1995 and 1994,
         respectively, and an average interest rate of 18% and 13%
         in 1995 and 1994, respectively)...........................  $ 14,438     $  5,852
      Current portion of long-term debt............................    10,709       10,000
                                                                     --------     --------
              Total short-term debt and current portion of
                long-term debt.....................................    25,147       15,852
                                                                     --------     --------
    Long-Term:
      Notes payable to insurance companies due on April 1, 2001
         at 9.83%..................................................    46,000       46,000
      Bank revolver payable to banks with final payment due in
         March 1997................................................    50,400       39,000
      Term loan payable to insurance companies due on January 2,
         1998 at 6.02%.............................................    30,000       40,000
      Other........................................................     1,547           --
                                                                     --------     --------
                                                                      127,947      125,000
    Less current portion of long-term debt.........................   (10,709)     (10,000)
                                                                     --------     --------
              Long-Term Debt.......................................  $117,238     $115,000
                                                                     ========     ========

     Principal payments of long-term debt are as follows:

    1997...........................................................  $ 71,457
    1998...........................................................    20,222
    1999...........................................................    10,222
    2000...........................................................    10,222
    Thereafter.....................................................     5,115
                                                                     --------
                                                                     $117,238
                                                                     ========

                           SMITH INTERNATIONAL, INC.

     The Company has a $46.0 million term loan maturing April 1, 2001. The term loan bears interest at a rate of 9.83 percent. The Company was in compliance with all of its loan covenants under the various loan indentures at December 31, 1995 and 1994.

     In March 1994, the Company refinanced the $80.0 million note payable to Dresser issued to purchase its investment in M-I Drilling Fluids with a $40.0 million term loan from two of its insurance company lenders and a $65.0 million revolving line of credit from a bank group. The term loan bears interest at a rate of 6.02 percent and is payable over a period ending in January 1998. The revolving line of credit expires in March 1997 and bears interest at a rate ranging from LIBOR + 5/8 percent to LIBOR +1 1/4 percent based upon the debt-to-total capitalization of the Company. The revolving line of credit carries a commitment fee of 3/8 percent of the unutilized credit facility.

     In June 1994, the Company established a $20.0 million revolving line of credit for M-I Drilling Fluids with its existing bank lenders. This revolving line of credit expires in May 1996 and bears interest at the rate of LIBOR + 5/8 percent. At December 31, 1995, the borrowing capacity under this revolving line of credit approximated $10.0 million. The Company has guaranteed its proportional 64 percent interest of the revolving line of credit or approximately $12.8 million. This revolving line of credit carries a commitment fee of 1/4 percent of the unutilized credit facility.

     Certain of the Company's foreign subsidiaries have short-term lines of credit with various foreign banks totaling approximately $22.0 million. At December 31, 1995, borrowings of $4.4 million were outstanding under these lines. The majority of these lines are unsecured.

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

     Interest paid during the years ended December 31, 1995, 1994 and 1993 amounted to $14.3 million, $7.0 million and $9.2 million, respectively.

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

  Foreign Currency Forward Contracts and Options

     At December 31, 1995, the Company had outstanding foreign exchange contracts as a hedge against foreign accounts totaling $22.8 million maturing at various dates during 1996. There were no significant unrecorded gains or losses on these contracts as of December 31, 1995. The Company has outstanding foreign currency option contracts of $7.9 million at December 31, 1995 which expire at various dates in 1996. The Company has no loss exposure under these contracts.

                           SMITH INTERNATIONAL, INC.

  Interest Rate Contracts

     In July 1993, the Company entered into an interest rate swap agreement which expires on October 1, 1997 with a financial institution in order to balance the portfolio of fixed rate and floating rate instruments of the Company. Under this agreement, the Company receives a fixed rate of 4.86 percent and pays a floating rate based on 6 month LIBOR on $46.0 million in borrowings. During 1995, the Company entered into various interest rate swap agreements to offset the original agreement, thereby limiting any exposure to future interest rate fluctuations. The net effect of these swap agreements has resulted in a minimal gain to date. At December 31, 1995, the estimated costs which will be incurred over the remaining lives of the swap agreements approximated $1.0 million.

6. INCOME TAXES

     The income tax provision (benefit) relating to continuing operations are summarized as follows:

                                                                1995        1994      1993
                                                               -------     ------     -----
    Current --
      United States..........................................  $ 1,605     $  413     $  --
      Foreign................................................   10,700      5,532       662
      State..................................................    1,245        793        13
                                                               -------     ------     -----
                                                                13,550      6,738       675
                                                               -------     ------     -----
    Deferred --
      United States..........................................        7         64      (301)
      Foreign................................................     (948)        13        94
                                                               -------     ------     -----
                                                                  (941)        77      (207)
                                                               -------     ------     -----
    Income tax provision.....................................  $12,609     $6,815     $ 468
                                                               =======     ======     =====

     Deferred taxes are principally attributable to timing differences related to depreciation expense and net operating loss ("NOL") and tax credit carryforwards. In 1995, 1994 and 1993, the Company reported the tax benefit of operating loss carryforwards as a reduction in the provision for income taxes in accordance with SFAS No. 109.

                           SMITH INTERNATIONAL, INC.

     The income tax provision computed by applying the U.S. Federal statutory rate to income (loss) from continuing operations before income taxes and minority interests is reconciled to the actual tax provision as follows:

                                                          1995             1994           1993
                                                      ------------     ------------     --------
    Income (loss) from continuing operations before
      income taxes and minority interests:
      United States.................................    $ 54,896         $ 49,583       $ 21,020
      Foreign.......................................      19,114            1,949        (24,547)
                                                        --------         --------       --------
              Total.................................    $ 74,010         $ 51,532       $ (3,527)
                                                        ========         ========       ========
    Computed U.S. Federal statutory tax expense
      (benefit).....................................    $ 25,904         $ 18,036       $ (1,199)
    U.S. Alternative Minimum Tax....................       1,592              630             --
    Utilization of U.S. net operating loss
      carryforward..................................     (15,181)         (12,118)        (7,283)
    Minority interests' share of domestic
      partnership earnings..........................      (5,351)          (3,455)            --
    Permanent differences...........................       1,753           (1,720)          (165)
    State taxes, net................................       1,245              818             13
    Foreign tax provisions which vary from the U.S.
      rate/foreign losses with no tax benefit
      realized......................................       3,106            4,440          8,929
    Other items, net................................        (459)             184            173
                                                        --------         --------       --------
              Income tax provision..................    $ 12,609         $  6,815       $    468
                                                        ========         ========       ========

     The components of the net deferred tax asset are as follows:

                                                      DECEMBER 31,     DECEMBER 31,       NET
                                                          1995             1994          CHANGE
                                                      ------------     ------------     --------
    Deferred tax liabilities attributed to the
      excess of net book basis over remaining tax
      basis (principally depreciation):
      Domestic......................................    $(10,278)        $(10,114)      $   (164)
      Foreign.......................................      (4,461)          (5,076)           615
                                                        --------         --------       --------
              Total deferred tax liabilities........     (14,739)         (15,190)           451
                                                        --------         --------       --------
    Deferred tax assets attributed to net operating
      loss and tax credit carryforwards:
      Domestic......................................      29,903           39,652         (9,749)
      Foreign.......................................      19,808           24,278         (4,470)
    Other deferred tax assets:
      Domestic......................................      14,355           14,898           (543)
      Foreign.......................................       4,722            6,861         (2,139)
                                                        --------         --------       --------
              Subtotal..............................      68,788           85,689        (16,901)
    Valuation allowance.............................     (48,381)         (63,993)        15,612
                                                        --------         --------       --------
      Net deferred tax assets.......................      20,407           21,696         (1,289)
                                                        --------         --------       --------
              Net deferred tax asset................    $  5,668         $  6,506       $   (838)
                                                        ========         ========       ========
    Balance sheet presentation:
      Current deferred tax asset, net...............    $  3,925         $  2,161       $  1,764
      Other assets..................................       1,743            4,345         (2,602)
                                                        --------         --------       --------
              Net deferred tax asset................    $  5,668         $  6,506       $   (838)
                                                        ========         ========       ========

                           SMITH INTERNATIONAL, INC.

     The net change in deferred taxes of $0.8 million is primarily attributed to the acquisition of M-I Drilling Fluids as discussed in Note 2.

     For U.S. tax reporting purposes, the Company has cumulative NOL carryforwards in the amount of approximately $51.4 million. These losses were generated in 1987, 1988 and 1992 in the amounts of $6.9 million, $42.3 million and $2.2 million, respectively. Losses in 1987, 1988 and 1992 are available to reduce future U.S. taxable income that may be generated through the years 2002, 2003 and 2007, respectively. On certain changes in equity ownership of the Company, the ability to utilize NOL carryforwards becomes subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended. In the opinion of management, the application of Section 382 will not materially limit the availability of net tax loss carryforwards.

     Also available to reduce future U.S. income taxes are unused alternative minimum tax credits of $5.0 million and investment and other business tax credits of $6.9 million. The investment tax credits expire as follows: $2.5 million in 1997, $1.6 million in 1998, $1.5 million in 1999, $1.1 million in 2000 and $0.2 million in 2001 through 2004. Income taxes paid during the years ended December 31, 1995, 1994 and 1993 amounted to $3.8 million, $7.0 million, and $0.9 million, respectively.

     The Company's foreign subsidiaries currently have undistributed earnings of $16.2 million which if repatriated would be generally sheltered from U.S. tax by NOL carryforwards and various foreign tax credits.

7. CAPITAL STOCK

  Common stock warrants

     On February 28, 1995, the Company's Class A Warrants and the Company's Class B Warrants expired in accordance with the terms of the respective warrant agreements. During 1995, prior to expiration, 143,449 Class A Warrants and 123 Class B Warrants were exercised and converted into 143,572 shares of the Company's Common Stock. The Company received approximately $1.2 million in connection with this exercise and conversion of these warrants. As of December 31, 1995, there were no Class A Warrants and Class B Warrants outstanding.

     During 1990, the Company issued 300,000 shares of common stock and 451,357 Class C warrants to an international subsidiary of the Company. These Class C Warrants were exercisable until February 28, 1995 at a price of $1.00 per share. The Company recorded these warrants at their estimated value at the date of issue of $16.125 per warrant. This transaction is reflected as treasury securities in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity at December 31, 1994. In 1994, the international subsidiary exchanged the 451,357 Class C Warrants with the parent to acquire the parent's 64 percent interest in the Canadian drilling fluids subsidiary.

  Treasury securities

     In addition to the Class C warrants noted above, the Company held approximately 158,400 shares of common stock obtained under a stock repurchase program at the end of 1995, 1994 and 1993. These shares are reflected as treasury securities in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. In June 1993, the Board of Directors approved a stock repurchase program whereby the Company was authorized to buy up to 3 million shares of its outstanding common stock. The program contemplates that the Company may, from time to time, purchase shares in the open market. The program is funded by the Company's cash balances, of which approximately $1.3 million was utilized for the share repurchases.

                           SMITH INTERNATIONAL, INC.

  Preferred Stock

     In 1988, the Company authorized the issuance of 5,000,000 shares of 8.75 percent convertible preferred stock. The convertible preferred stock carried a cumulative annual dividend of 8.75 percent ($2.1875 per share based on a $25 value) was payable quarterly and was convertible into common stock at $8 per share, subject to certain antidilution adjustments.

     In June 1993, the Company called the remaining shares of preferred stock for redemption in accordance with the terms of the Certificate of Designation with regard to the preferred stock. All holders of the preferred stock surrendered their shares for conversion into 2,496,250 shares of common stock of the Company. For purposes of the Consolidated Statements of Cash Flows, this conversion of preferred stock to common stock is a non-cash transaction, and therefore, is not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 1993. As of December 31, 1995 and 1994, there were no shares of the preferred stock outstanding.

8. EMPLOYEE STOCK OPTIONS, RESTRICTED STOCK AWARDS AND STOCK APPRECIATION RIGHTS

     As of December 31, 1995, the Company has outstanding stock options granted under two plans: the 1989 Long-Term Incentive Compensation Plan ("1989 Plan") and the 1982 Stock Option Plan ("1982 Plan"). Matters such as vesting periods and expiration of options are determined on a plan by plan or grant by grant, basis. The options, exercisable at various dates through December 2003, are conditioned upon continued employment.

     The following is a summary of stock option activity for the years ended December 31, 1995, 1994 and 1993:

                                                             SHARES UNDER
                                                                OPTION          PRICE RANGE
                                                             ------------     ---------------
    Outstanding at December 31, 1992.......................     720,190       $ 2.48 - $16.09
      Options granted......................................     439,500       $ 8.38 - $10.31
      Options forfeited....................................    (116,015)      $ 2.53 - $16.09
      Options exercised....................................     (40,843)      $ 2.48 - $ 8.38
                                                              ---------
    Outstanding at December 31, 1993.......................   1,002,832       $ 2.48 - $16.09
      Options granted......................................     513,300                $13.13
      Options forfeited....................................     (41,562)      $ 8.38 - $16.09
      Options exercised....................................     (97,495)      $ 2.53 - $14.73
                                                              ---------
    Outstanding at December 31, 1994.......................   1,377,075       $ 2.48 - $14.73
      Options granted......................................     225,485       $13.13 - $17.88
      Options forfeited....................................     (13,574)      $ 8.38 - $14.73
      Options exercised....................................    (228,940)      $ 2.53 - $14.73
                                                              ---------
    Outstanding at December 31, 1995.......................   1,360,046       $ 2.48 - $17.88
                                                              =========

     Of the options outstanding at December 31, 1995, 494,889 options with exercise prices ranging from $2.48 to $14.73 were exercisable. At December 31, 1994, 428,291 options granted at prices ranging from $2.48 to $14.73 were exercisable.

     In addition, as part of the 1989 Plan, the Company granted 82,540 Stock Appreciation Rights in 1991 at an exercisable price range of $10.52 - $14.73 and 80,775 Stock Appreciation Rights in 1990 at an exercisable price range of $12.56 - $16.09. At December 31, 1995, there were 8,594 of these rights outstanding. These rights vest over a four year period from date of grant, and are exercisable until February 2001. Upon exercise of the rights, appreciation is paid by distributing cash or shares at the option of the Company.

                           SMITH INTERNATIONAL, INC.

     At December 31, 1995, there were 691,428 shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional Stock Appreciation Rights. No further options may be granted under the 1982 Plan.

9. EMPLOYEE BENEFITS

  Pension Plans

     The Company has pension plans in the U.S. and the United Kingdom. Benefit accruals under the Company's U.S. pension plan, which have been frozen since 1987, covered substantially all the U.S. employees of the Company at that date. Due to the freezing of domestic pension benefits and fully funding those benefits in 1987, a contribution was not necessary for 1995, 1994 or 1993. Most of the employees of M-I Drilling Fluids are not covered by any pension plans.

     The following tables detail the components of pension expense for the three years ended December 31, 1995, the funded status of the plans and major assumptions used to determine these amounts:

                                                        1995           1994           1993
                                                       -------        -------        -------
    Service cost....................................   $   286        $   266        $   276
    Interest cost...................................       942            862            769
    Actual return on plan assets....................      (796)          (299)        (1,308)
    Prior service cost..............................         8             --             --
    Net amortization and deferral and other.........      (199)          (645)         1,284
                                                       -------        -------        -------
    Net periodic pension cost.......................   $   241        $   184        $ 1,021
                                                       =======        =======        =======

     Reconciliation of Funded Status of the Plan:

                                                        1995           1994           1993
                                                       -------        -------        -------
    Actuarial present value of benefit obligations:
      Vested benefit obligation.....................   $11,672        $ 9,863        $10,276
                                                       =======        =======        =======
      Accumulated benefit obligation................   $11,834        $ 9,993        $10,468
                                                       =======        =======        =======
      Projected benefit obligation..................   $12,700        $10,681        $11,540
      Plan assets at fair value.....................    12,926         11,166         10,259
                                                       -------        -------        -------
      Projected benefit obligation (in excess of) or
         less than Plan assets......................   $   226        $   485        $(1,281)
      Unrecognized prior service cost...............        34             11             --
      Unrecognized net (gain) loss..................       211           (133)         1,440
      Additional minimum liability..................      (880)          (978)        (2,491)
                                                       -------        -------        -------
      Pension liability recognized in the Balance
         Sheet......................................   $  (409)       $  (615)       $(2,332)
                                                       =======        =======        =======
     Weighted-average assumed discount rate......... 7.0% - 9.0%    8.5% - 8.9%           7.0%

     Rate of compensation increases................. None in the U.S. due to freezing of benefits; 7.5% in the U.K.

     Weighted-average expected long-term rate of
       return on Plan assets........................ 8.5% - 9.0%    8.5% - 9.0%           7.0%

     The Company has several other pension plans covering certain international employees as well as a pension plan covering directors. Pension expense, total accumulated plan benefits and net assets available for benefits for these plans were not material at December 31, 1995, 1994 or 1993.

                           SMITH INTERNATIONAL, INC.

  Retirement Plans

     The Company established the Smith International, Inc. 401(k) Retirement Plan (the "Plan") for the benefit of all eligible employees. Employees may voluntarily contribute up to 12 percent of compensation, as defined, to the Plan. The Company makes retirement and, in certain cases, matching contributions to each participant's account under the Plan. The Company's retirement contributions range from 2 percent to 6 percent of each participant's qualified compensation. In addition, the Company may provide discretionary matching contributions to participants who are employed by the Company on December 31. The Company's contributions to the Plan totaled approximately $3.9 million, $4.4 million and $2.9 million in 1995, 1994 and 1993, respectively.

     M-I Drilling Fluids has an employee 401(k) savings plan (the "M-I Plan") under which participating employees may defer up to 12 percent of their compensation, as defined, to the M-I Plan. Under the M-I Plan, 100 percent of the first 1 1/2 percent of participants' contributions are matched by M-I Drilling Fluids. In addition, M-I Drilling Fluids provides a 3 percent basic contribution to all eligible employees. M-I Drilling Fluids' contributions to the M-I Plan approximated $2.2 million in 1995 and $1.7 million in 1994.

  Postretirement Benefit Plans

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

     Prior to January 1, 1994 M-I Drilling Fluids had provided retiree medical coverage to its employees under the M-I Drilling Fluids Retiree Medical Plan. Eligibility for inclusion in that plan was closed as of January 1, 1994, to the majority of M-I Drilling Fluids' employees. The plan continues to provide post-retirement medical coverage to the eligible retirees and their dependents. M-I Drilling Fluids contributes to the cost of the benefits under this plan; however, these costs are reviewed annually for inflation, and limited to a maximum 5 percent increase in M-I Drilling Fluids' contribution per year. Any costs in excess of M-I Drilling Fluids' maximum contribution is the responsibility of the retiree or their dependents.

                           SMITH INTERNATIONAL, INC.

     The following table sets forth the plans' unfunded status reconciled with the amount shown in the Company's Consolidated Balance Sheets at December 31:

                                                            1995         1994        1993
                                                          --------     --------     -------
    Accumulated postretirement benefit obligation:
      -- Retirees.......................................  $ (5,105)    $ (4,829)    $(1,140)
      -- Actives........................................    (3,543)      (3,248)        (93)
    Plan assets at fair value...........................        --           --          --
                                                          --------     --------     -------
    Accumulated postretirement benefit obligation in
      excess of plan assets.............................    (8,648)      (8,077)     (1,233)
    Unrecognized net gain...............................    (1,832)      (2,510)        (57)
                                                          --------     --------     -------
    Accrued postretirement benefit cost.................  $(10,480)    $(10,587)    $(1,290)
                                                          ========     ========     =======

     Postretirement benefit expense recognized in income from continuing operations for the three years ended December 31, 1995 is summarized as follows:

                                                             1995         1994         1993
                                                             -----        -----        ----
    Service cost...........................................  $  83        $  87        $  9
    Interest cost on accumulated postretirement benefit
      obligation and other.................................    686          701         223
    Net gain...............................................   (170)        (159)         --
                                                             -----        -----        ----
    Postretirement benefit expense.........................  $ 599        $ 629        $232
                                                             =====        =====        ====

     The health care cost trend rate assumption can have a significant effect on the amounts reported. For measurement purposes, an 10 percent, 11 percent and 12 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995, 1994 and 1993, respectively. The rate was assumed to gradually decrease to 7 percent for 1998 and to remain at that level thereafter. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.1 million and $0.1 million, respectively.

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation for 1995, 1994 and 1993 were 8.4 percent, 8.5-8.9 percent and 7.0 percent, respectively.

10. STOCKHOLDERS' RIGHTS PLAN

     On June 19, 1990, the Company adopted a Stockholder Rights Plan ("the Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on June 29, 1990. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. The Rights will expire on June 19, 2000.

     Each Right entitles shareholders to buy one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50. The Rights are exercisable only if a person or group (a) acquires beneficial ownership of 20 percent or more of the Common Stock or (b) acquires beneficial ownership of 1 percent or more of the Company's Common Stock if such person or group is a 20 percent-or-more shareholder on the date when the Rights dividend distribution is declared or (c) commences a tender or exchange offer which upon consummation such person or group would beneficially

                           SMITH INTERNATIONAL, INC.

own 20 percent or more of the Common Stock of the Company. However, the Rights will not become exercisable if Common Stock is acquired pursuant to an offer for all shares which a majority of the independent directors, excluding all officers of the Company, determine to be fair to and otherwise in the best interests of the Company and its shareholders.

     If any person or group becomes the beneficial owner of 20 percent or more of the Company's Common Stock, or acquires 1 percent or more of the Common Stock if such person or group is a 20 percent-or-more shareholder on the date when the Rights dividend distribution is declared, other than (in either case) pursuant to an offer for all shares as described above, then each Right not owned by such person or group or certain related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's Common Stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's exercise price. In addition, if, after any person becomes the beneficial owner of 20 percent or more of the Company's Common Stock, or acquires 1 percent or more of the Common Stock if such person is a 20 percent-or-more shareholder on the date when the Rights dividend distribution is declared, the Company is involved in the merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a value of twice the Right's exercise price.

     The Company will generally be entitled to redeem the Rights at $.01 cents per Right at any time until the tenth business day (subject to extension) following public announcement that a person has become the beneficial owner of 20 percent or more of the Company's Common Stock, or acquires 1 percent or more of the Common Stock if a 20 percent-or-more shareholder on the date when the Rights dividend distribution is declared.

11. QUARTERLY INFORMATION (UNAUDITED)

                                       FIRST       SECOND      THIRD       FOURTH       YEAR
                                      --------    --------    --------    --------    --------
    1995
      Revenues......................  $199,603    $205,976    $229,437    $239,528    $874,544
                                      ========    ========    ========    ========    ========
      Gross profit..................  $ 65,536    $ 68,797    $ 76,643    $ 81,564    $292,540
                                      ========    ========    ========    ========    ========
      Net income....................  $ 10,805    $ 10,124    $ 11,743    $ 12,920    $ 45,592
                                      ========    ========    ========    ========    ========
      Net income per common share...  $   0.28    $   0.26    $   0.30    $   0.33    $   1.16
                                      ========    ========    ========    ========    ========

     Included in the results for 1995 are a full year of the operations of A-Z/Grant and Lindsey, M-I Drilling Fluids, Supradiamant and BHTS, in addition to six months of operations of Fremont. For a further discussion of these acquisitions, see Note 2.

                           SMITH INTERNATIONAL, INC.

                                       FIRST       SECOND      THIRD       FOURTH       YEAR
                                      --------    --------    --------    --------    --------
    1994
      Revenues......................  $100,762    $173,410    $181,489    $198,240    $653,901
                                      ========    ========    ========    ========    ========
      Gross profit..................  $ 35,581    $ 57,609    $ 60,276    $ 67,808    $221,274
                                      ========    ========    ========    ========    ========
      Net income....................  $  7,589    $  8,465    $  9,349    $ 10,476    $ 35,879
                                      ========    ========    ========    ========    ========
      Net income per common share...  $   0.20    $   0.22    $   0.24    $   0.27    $   0.92
                                      ========    ========    ========    ========    ========

     Included in the results for 1994 are a full year of the operations of A-Z/Grant and Lindsey, ten months of operations for M-I Drilling Fluids and six months of operations of Supradiamant. For a further discussion of these acquisitions, see Note 2.

12. INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

     The Company operates primarily in one industry segment, the petroleum services segment. The products and services of the petroleum services segment are primarily used in the drilling of oil and gas wells. No single customer represented in excess of 10 percent of total revenues during any of the years presented.

     The following table presents financial information about foreign and domestic operations and export sales:

                                                           1995         1994         1993
                                                         --------     --------     --------
    Revenues:
      United States:
         Domestic......................................  $358,392     $280,435     $104,415
         Export........................................    50,454       56,421       29,926
      North Sea/Europe.................................   168,135      122,971       36,329
      Latin America....................................   112,587       44,065        8,655
      Other............................................   184,976      150,009       41,387
                                                         --------     --------     --------
                                                         $874,544     $653,901      220,712
                                                         ========     ========     ========
    Income from continuing operations before interest
      and taxes:
      United States....................................  $ 37,115     $ 33,520     $ 26,532
      North Sea/Europe.................................    15,129       10,993        1,805
      Latin America....................................    21,307        2,279       (1,274)
      Other............................................    23,083       23,497       (2,547)
                                                         --------     --------     --------
                                                         $ 96,634     $ 70,289     $ 24,516
                                                         ========     ========     ========
    Identifiable assets:
      United States....................................  $418,588     $372,410      249,218
      North Sea/Europe.................................    94,648      109,283       17,305
      Latin America....................................    87,322       52,202       16,061
      Other............................................   102,286       85,885       65,902
                                                         --------     --------     --------
                                                         $702,844     $619,780      348,486
                                                         ========     ========     ========

     General corporate expenses and interest income and expense have been excluded from income from continuing operations before interest and taxes in the table above. Results of operations as reported in the accompanying consolidated financial statements include general corporate expenses of $10.4 million in 1995, $10.2 million in 1994 and $5.9 million in 1993.

                           SMITH INTERNATIONAL, INC.

     Transfers between geographic areas, which are eliminated upon consolidation, are excluded from the above presentation. These transfers are recorded by the Company and its subsidiaries based on their various intercompany pricing agreements. U.S. sales to affiliates amounted to $126.1 million, $85.2 million and $58.7 million in 1995, 1994 and 1993, respectively. International sales to affiliates approximated $58.2 million, $47.0 million and $23.1 million in 1995, 1994 and 1993, respectively.

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

13. COMMITMENTS AND CONTINGENT LIABILITIES

  Leases

     The Company has entered into operating and capital leases for certain of its facilities and equipment. At December 31, 1995 and 1994, machinery and equipment included $3.0 million and $3.2 million, respectively, of assets under capital lease for which accumulated amortization approximated $1.3 million and $1.1 million in 1995 and 1994, respectively. These capital leases are recorded in other current and other long-term liabilities in the accompanying Consolidated Balance Sheets.

     Future minimum payments under all non-cancelable leases having initial terms of one year or more are as follows:

                               YEAR ENDING                             CAPITAL     OPERATING
                              DECEMBER 31,                             LEASES       LEASES
    -----------------------------------------------------------------  -------     ---------
      1996...........................................................  $   939      $11,929
      1997...........................................................      861        8,092
      1998...........................................................      354        6,041
      1999...........................................................        2        4,804
      2000...........................................................       --        3,753
    Thereafter.......................................................       --       24,641
                                                                        ------      -------
                                                                         2,156      $59,260
                                                                                    =======
    Less: amount representing interest on capital leases.............      420
                                                                       -------
    Present value of minimum lease payments under capital leases.....  $ 1,736
                                                                        ======

  Litigation

     The Company is a defendant in various legal proceedings arising in the ordinary course of business. A description of certain of these proceedings follows.

     The Company was named a defendant in an action entitled Lynn Martin, Secretary of the U.S. Dept. of Labor v. Smith International, Inc., et al., which alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of Executive Life Insurance Company ("Executive Life") annuities. Executive Life was placed in conservatorship in 1991 by the California Insurance Commissioner and has since emerged from conservatorship as Aurora National Life Assurance Company, Inc. ("Aurora"). Aurora will honor in part Executive Life's past and continuing commitments under the annuities outstanding; however, a portion of these obligations will not be paid. In December 1994, the parties agreed in principle to a settlement. Pursuant to a consent order, the Company paid $4.07 million into an escrow account, the majority of which was paid by the Company's insurance carrier. The Company recognized its portion of the settlement of approximately $1.0 million in 1994. The settlement is still on deposit in the escrow account as the Department of Labor has not yet finalized the timing, amount or

                           SMITH INTERNATIONAL, INC.

manner of the distributions to the Plan participants. In the opinion of management, this matter will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

     The Company is involved in several actions relating to alleged liability in connection with the U.S. Environmental Protection Agency's ("EPA") National Priorities List ("NPL") sites:

     Sheridan. On March 31, 1987, the Sheridan Site Committee (the "Committee") filed a claim on behalf of itself and 59 potentially responsible parties ("PRPs") at the Sheridan Disposal Services site in Hempstead, Texas, a NPL site. The claim was based on the Company's alleged liability to the claimants for "contribution and potential cost recovery for administrative and remedial work" expenses incurred and to be incurred by them in connection with the Sheridan Disposal site. On August 28, 1987, the Company reached a settlement and agreed to pay its allocable share of response costs incurred by the Committee, such share to be limited to the lesser of $3.0 million or 2.93 percent of actual response costs. Based upon an EPA Record of Decision ("ROD"), total remediation costs are estimated, on a preliminary basis, to be approximately $28 million. On this basis, the Company's share would be $0.8 million.

     Operating Industries. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA has been conducting various activities at the Operating Industries, Inc. ("OII") site, a disposal site on the NPL located in Monterey Park, California. The United States, on behalf of the EPA, filed a proof of claim in the Company's Chapter 11 case alleging that it had incurred approximately $8.0 million in response costs to date, and would continue to incur response costs in the future. Subsequently, the United States alleged that its costs had increased to over $10 million. On June 14, 1988, the United States District Court entered an order approving a Stipulation and Agreement to Compromise and Settle EPA's claim against the Company's estate (the "OII Settlement Agreement"). Under the OII Settlement Agreement, the claim of the United States was allowed as an amount (approximately $150,000) sufficient to entitle the EPA to a distribution pursuant to the Company's plan of reorganization. The Company further agreed to pay its allocable share of total future site response costs at the OII site, such share, however, to be limited to the lesser of $5.0 million or 0.65 percent of future site response costs.

     Actual remediation of the OII Site is likely to extend for a number of years after a final remedy is selected for the site. The EPA issued an ROD with respect to the OII Site that estimates remediation costs of $300 million. At this time, the Company is unable to determine the amount it may ultimately have to contribute to the OII site pursuant to the OII settlement agreement. This amount will range from the approximately $150,000 that the Company has already paid to the $5.0 million at which the Company's liability is capped under the OII Settlement Agreement.

     Chemform. The Company operated a business and held a leasehold interest in property located in Pompano Beach, Florida (the "Chemform Site") between May 14, 1976 and March 16, 1979, at which time the Company sold the business and assigned the lease. The EPA placed the Chemform Site on the NPL on October 4, 1989. On September 22, 1992, the EPA issued the ROD for a portion of the Chemform Site. The ROD selected a "No Action with Monitoring" alternative, under which groundwater would be monitored quarterly for at least one year. Although the Company and two other PRPs have completed four quarters of groundwater monitoring, the Florida Department of Environmental Protection ("Florida DEP") has requested that additional monitoring be performed. The Company and two other PRPs are presently conducting discussions with the EPA and the Florida DEP regarding whether additional monitoring work will be required and, if so, what the scope of such work will be. The final scale of the monitoring work is not yet known. It is also not yet known whether any groundwater remediation work will thereafter be required.

     On September 16, 1993, the EPA issued the ROD for the remainder of the Chemform Site, which addressed site-related soil contamination. The ROD determined that no further Superfund action was necessary to address Operable Unit Two at the site; however, the Florida DEP requested that additional soil be

                           SMITH INTERNATIONAL, INC.

removed at the Chemform Site. The Company and the two other PRPs performed the soil removal requested under the oversight of the Florida DEP and has provided a Technical Memorandum summarizing this action to the EPA and the Florida DEP. The Company has not received any written response from either the EPA or the Florida DEP. As the EPA still retains jurisdiction over the Chemform Site, it is possible that additional issues may arise which would require further resolution. The Company believes that the EPA will demand reimbursement of certain oversight expenses that the EPA allegedly has incurred in administering the Chemform Site. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

     At December 31, 1995, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $6.0 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for Superfund sites and for properties currently or previously owned or leased by the Company. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

     Litigation Settlement. In 1993, the Company recorded a special charge of $19.9 million relating to the settlement of three civil actions which alleged violations of Section 1 of the Sherman Act. On August 27, 1993, without admitting any form of liability, the Company entered into an agreement with the plaintiffs to settle all claims against the Company. The litigation settlement appearing in the 1993 Consolidated Statements of Operations consists of the settlement cost of $16.8 million and estimated legal fees and other expenses.

14. POTENTIAL ACQUISITION (UNAUDITED)

     On December 11, 1995, M-I Drilling Fluids signed a letter of intent to acquire Anchor Drilling Fluids A.S., a Norwegian company, in a transaction which is expected to be accounted for as a purchase. Management anticipates financing the Company's portion of the purchase price by utilizing approximately $70.0 of borrowings under a new credit facilities agreement, which is currently being negotiated.

     The transaction is subject to, among other conditions, execution of a Definitive Agreement and approval by various governmental entities in the United States and Norway. There are no assurances as to whether this transaction will be ultimately consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                              REFERENCE
                                                                              ----------
 (1)  Financial statements included in this report:
      Report of Independent Public Accountants..............................      20
      Consolidated Statements of Operations for the years ended December 31,
        1995, 1994 and 1993.................................................      21
      Consolidated Balance Sheets at December 31, 1995 and 1994.............    22-23
      Consolidated Statements of Cash Flows for the years ended December 31,
        1995, 1994 and 1993.................................................      24
      Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1995, 1994 and 1993....................................      25
      Notes to Consolidated Financial Statements............................    26-43

                                                                                 PAGE
                                                                              REFERENCE
                                                                              ----------
      Financial statement schedule for the years ended December 31, 1995,
 (2)    1994 and 1993:
      II Valuation and qualifying accounts and reserves.....................      48

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

     (3) Exhibits and Index to Exhibits

         3.1         -- Restated Certificate of Incorporation of the Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
         3.2         -- Bylaws of the Company as amended to date. Filed as Exhibit 3.2 to the
                        Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
         4.1         -- Warrant Agreement dated as of February 12, 1988 between the Company and Morgan Shareholder Services Trust Company, as Warrant Agent.
                        Filed as Exhibit 4.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
         4.2         -- Rights Agreement, dated as of June 19, 1990, between the Company and
                        First Chicago Trust Company of New York. Filed as Exhibit 4.13 to the
                        Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
         4.3         -- Loan Agreement dated as of March 17, 1994, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.3 to the Company's
                        Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
         4.4         -- First Amendment to Loan Agreement dated as of June 30, 1994, by and among the Company and Texas Commerce Bank National Association, a
                        national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.4 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
         4.5         -- Second Amendment to Loan Agreement dated as of February 15, 1995, by and among the Company and Texas Commerce Bank National Association, a
                        national Banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.5 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
         4.6         -- Loan Agreement dated as of July 1, 1995, by and among the Company and
                        Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto.
         4.7         -- Loan Agreement dated as of June 30, 1994 by and among M-I Drilling
                        Fluids Company, L.L.C., Texas Commerce Bank National Association,
                        individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         4.8         -- First Amendment to Loan Agreement dated as of February 15, 1995, by and among M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank
                        National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.7 to the
                        Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
         4.9         -- Second Amendment to Loan Agreement dated as of January 31, 1996, by and among M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank
                        National Association, individually and as Agent, and the other financial institutions parties thereto.
         9.          -- Not applicable.
        10.1         -- Smith International, Inc. Supplemental Pension Plan as amended to date.
        10.2         -- Smith International, Inc. 1982 Stock Option Plan.
        10.3         -- Smith International, Inc. 1989 Long-Term Incentive Compensation Plan,
                        as amended to date. Filed as Exhibit 10.3 to the Company's report on
                        Form 10-K for the year ended December 31, 1994 and incorporated by reference.
        10.4         -- Smith International, Inc. Directors' Retirement Plan as amended to date.
        10.5         -- Smith International, Inc. Supplemental Executive Retirement Plan, as
                        amended. Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
        10.6         -- Supply Agreement dated April 2, 1987 between the Company and TCM
                        Holding Corporation and Rogers Tool Works, Inc. for the supply of tungsten carbide products.
        10.7         -- Amendment to Supply Agreement dated October 1, 1989 between the
                        Company and Amforge-Smith Forge Company for the supply of forgings.
        10.8         -- Supply Agreement dated October 1, 1989 between the Company and
                        Amforge-Smith Forge Company for the supply of forgings.
        10.9         -- Employment Agreement dated December 10, 1987 between the Company and
                        Douglas L. Rock. Filed as Exhibit 10.11 to the Company's report on
                        Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
        10.10        -- Employment Agreement dated December 10, 1987 between the Company and
                        D. Barry Heppenstall. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
        10.11        -- Employment Agreement dated January 2, 1991 between the Company and
                        Neal S. Sutton. Filed as Exhibit 10.21 to the Company's report on
                        Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
        10.12        -- Employment Agreement dated May 1, 1991 between the Company and
                        Richard A. Werner. Filed as Exhibit 10.20 to the Company's report on
                        Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
        10.13        -- Employment Agreement dated April 3, 1995 between the Company and
                        Roger A. Brown.
        10.14        -- Amendment to Employment Agreement dated October 16, 1989 between the
                        Company and Douglas L. Rock.
        10.15        -- Amendment to Employment Agreement dated October 16, 1989 between the
                        Company and D. Barry Heppenstall.
        10.16        -- Amendment to Employment Agreement dated January 2, 1991 between the
                        Company and Neal S. Sutton. Filed as Exhibit 10.32 to the Company's
                        report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

        10.17        -- Amendment to Employment Agreement dated May 1, 1991 between the
                        Company and Richard A. Werner. Filed as Exhibit 10.30 to the
                        Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
        10.18        -- First Amendment to Amendment to Employment Agreement dated November
                        12, 1992 between the Company and Doug Rock.
        10.19        -- First Amendment to Amendment to Employment Agreement dated November
                        12, 1992 between the Company and Barry Heppenstall.
        10.20        -- First Amendment to Amendment to Employment Agreement dated November
                        12, 1992 between the Company and Neal S. Sutton.
        10.21        -- First Amendment to Amendment to Employment Agreement dated November
                        12, 1992 between the Company and Richard A. Werner.
        10.22        -- Asset Acquisition Agreement dated January 14, 1993 by and between the
                        Company and Halliburton Company with respect to the sale of the
                        Company's directional drilling business. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31,
                        1992 and incorporated herein by reference.
        11.          -- Not applicable.
        12.          -- Not applicable.
        13.          -- Not applicable.
        18.          -- Not applicable.
        19.          -- Not applicable.
        21.          -- Subsidiaries of the Company.
        23.1         -- Consent of Arthur Andersen LLP regarding Form S-8 Registration
                        Statement No. 33-31556
        23.2         -- Consent of Arthur Andersen LLP regarding Form S-8 Registration
                        Statement No. 33-69840
        23.3         -- Consent of Arthur Andersen LLP regarding Form S-8 Registration
                        Statement No. 33-56693

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                                     SCHEDULE II

                           SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                            BALANCE       ADDITIONS                                BALANCE
                                          AT BEGINNING     CHARGED                                 AT END
                                            OF YEAR       TO EXPENSE    WRITE-OFFS    OTHER        OF YEAR
                                          ------------    ----------    ----------    ------       -------
Allowance for Doubtful Accounts:
  Year Ended -- December 31, 1995.......     $8,679         $1,024       $ (2,865)    $   --       $ 6,838
  Year Ended -- December 31, 1994.......     $4,995         $1,642       $ (2,705)    $4,747(a)    $ 8,679
  Year Ended -- December 31, 1993.......     $4,254         $  974       $ (1,285)    $1,052(b)    $ 4,995

---------------

(a) Amount represents accounts receivable reserves related to M-I Drilling Fluids, L.L.C. and Supradiamant upon purchase by the Company during the year ended December 31, 1994.

(b) Amount represents the reclassification of certain reserves relating to long-term receivables to trade accounts receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SMITH INTERNATIONAL, INC.

                                            By:   /s/ DOUGLAS L. ROCK
                                                _____________________________
                                                      Douglas L. Rock
                                                  Chief Executive Officer,
                                               President and Chief Operating
                                                          Officer

March 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:


          /s/ DOUGLAS L. ROCK                  Chairman of the Board, Chief      March 20, 1996
_________________________________________        Executive Officer, President
             (Douglas L. Rock)                   and Chief Operating Officer


         /s/ LOREN K. CARROLL                  Executive Vice President and      March 20, 1996
_________________________________________        Chief Financial Officer
            (Loren K. Carroll)


         /s/ JOHN J. KENNEDY                   Vice President, Chief Accounting  March 20, 1996
_________________________________________        Officer and Treasurer
            (John J. Kennedy)


       /s/ BENJAMIN F. BAILAR                  Director                          March 20, 1996
_________________________________________
          (Benjamin F. Bailar)


         /s/ G. CLYDE BUCK                     Director                          March 20, 1996
_________________________________________
            (G. Clyde Buck)


         /s/ JAMES R. GIBBS                    Director                          March 20, 1996
_________________________________________
            (James R. Gibbs)


         /s/ JERRY W. NEELY                    Director                          March 20, 1996
_________________________________________
            (Jerry W. Neely


         /s/ H. MOAK ROLLINS                   Director                          March 20, 1996
_________________________________________
            (H. Moak Rollins)


                                INDEX TO EXHIBIT

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                             NUMBERED
  NUMBER                                                                                PAGE
-----------                                                                          -----------
     3.1   -- Restated Certificate of Incorporation of the Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
     3.2   -- Bylaws of the Company as amended to date. Filed as Exhibit 3.2 to the
              Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
     4.1   -- Warrant Agreement dated as of February 12, 1988 between the Company and Morgan Shareholder Services Trust Company, as Warrant Agent. Filed
              as Exhibit 4.1 to the Company's report on Form 10-K for the year ended
              December 31, 1993 and incorporated herein by reference.
     4.2   -- Rights Agreement, dated as of June 19, 1990, between the Company and
              First Chicago Trust Company of New York. Filed as Exhibit 4.13 to the
              Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
     4.3   -- Loan Agreement dated as of March 17, 1994, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.3 to the Company's
              Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
     4.4   -- First Amendment to Loan Agreement dated as of June 30, 1994, by and among the Company and Texas Commerce Bank National Association, a
              national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.4 to the
              Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
     4.5   -- Second Amendment to Loan Agreement dated as of February 15, 1995, by and among the Company and Texas Commerce Bank National Association, a
              national Banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.5 to the
              Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
     4.6   -- Loan Agreement dated as of July 1, 1995, by and among the Company and
              Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto.
     4.7   -- Loan Agreement dated as of June 30, 1994 by and among M-I Drilling
              Fluids Company, L.L.C., Texas Commerce Bank National Association,
              individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
     4.8   -- First Amendment to Loan Agreement dated as of February 15, 1995, by and among M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank
              National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 4.7 to the
              Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                             NUMBERED
  NUMBER                                                                                PAGE
-----------                                                                          -----------
     4.9   -- Second Amendment to Loan Agreement dated as of January 31, 1996, by and among M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank
              National Association, individually and as Agent, and the other financial institutions parties thereto.
     9.    -- Not applicable.
    10.1   -- Smith International, Inc. Supplemental Pension Plan as amended to date.
    10.2   -- Smith International, Inc. 1982 Stock Option Plan.
    10.3   -- Smith International, Inc. 1989 Long-Term Incentive Compensation Plan,
              as amended to date. Filed as Exhibit 10.3 to the Company's report on
              Form 10-K for the year ended December 31, 1994 and incorporated by reference.
    10.4   -- Smith International, Inc. Directors' Retirement Plan as amended to date.
    10.5   -- Smith International, Inc. Supplemental Executive Retirement Plan, as
              amended. Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
    10.6   -- Supply Agreement dated April 2, 1987 between the Company and TCM
              Holding Corporation and Rogers Tool Works, Inc. for the supply of tungsten carbide products.
    10.7   -- Amendment to Supply Agreement dated October 1, 1989 between the
              Company and Amforge-Smith Forge Company for the supply of forgings.
    10.8   -- Supply Agreement dated October 1, 1989 between the Company and
              Amforge-Smith Forge Company for the supply of forgings.
    10.9   -- Employment Agreement dated December 10, 1987 between the Company and
              Douglas L. Rock. Filed as Exhibit 10.11 to the Company's report on
              Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
    10.10  -- Employment Agreement dated December 10, 1987 between the Company and
              D. Barry Heppenstall. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
    10.11  -- Employment Agreement dated January 2, 1991 between the Company and
              Neal S. Sutton. Filed as Exhibit 10.21 to the Company's report on Form
              10-K for the year ended December 31, 1990 and incorporated herein by reference.
    10.12  -- Employment Agreement dated May 1, 1991 between the Company and Richard
              A. Werner. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
    10.13  -- Employment Agreement dated April 3, 1995 between the Company and Roger
              A. Brown.
    10.14  -- Amendment to Employment Agreement dated October 16, 1989 between the
              Company and Douglas L. Rock.
    10.15  -- Amendment to Employment Agreement dated October 16, 1989 between the
              Company and D. Barry Heppenstall.
    10.16  -- Amendment to Employment Agreement dated January 2, 1991 between the
              Company and Neal S. Sutton. Filed as Exhibit 10.32 to the Company's
              report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                             NUMBERED
  NUMBER                                                                                PAGE
-----------                                                                          -----------
    10.17  -- Amendment to Employment Agreement dated May 1, 1991 between the
              Company and Richard A. Werner. Filed as Exhibit 10.30 to the Company's
              report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
    10.18  -- First Amendment to Amendment to Employment Agreement dated November
              12, 1992 between the Company and Doug Rock.
    10.19  -- First Amendment to Amendment to Employment Agreement dated November
              12, 1992 between the Company and Barry Heppenstall.
    10.20  -- First Amendment to Amendment to Employment Agreement dated November
              12, 1992 between the Company and Neal S. Sutton.
    10.21  -- First Amendment to Amendment to Employment Agreement dated November
              12, 1992 between the Company and Richard A. Werner.
    10.22  -- Asset Acquisition Agreement dated January 14, 1993 by and between the
              Company and Halliburton Company with respect to the sale of the
              Company's directional drilling business. Filed as Exhibit 10.21 to the
              Company's report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
    11.    -- Not applicable.
    12.    -- Not applicable.
    13.    -- Not applicable.
    18.    -- Not applicable.
    19.    -- Not applicable.
    21.    -- Subsidiaries of the Company.
    23.1   -- Consent of Arthur Andersen LLP regarding Form S-8 Registration
              Statement No. 33-31556
    23.2   -- Consent of Arthur Andersen LLP regarding Form S-8 Registration
              Statement No. 33-69840
    23.3   -- Consent of Arthur Andersen LLP regarding Form S-8 Registration
              Statement No. 33-56693
    27     -- Financial Data Schedule