Form 10-Q
period 1996-03-31
SMITH INTERNATIONAL INC
filed 1996-05-15
CIK 721083

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-8514

                           SMITH INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-3822631
(STATE OR OTHER JURISDICTION OF INCORPORATION    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                OR ORGANIZATION)
              16740 HARDY STREET                                  77032
             HOUSTON, TEXAS 77032                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 443-3370
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X      NO
                               --------    --------
     The number of shares outstanding of the Registrant's common stock as of May 8, 1996 was 39,952,762.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                          PAGE
                                                                                          NO.
                                                                                          ---
                                PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
  Consolidated Statements of Operations --
     For the Three Months Ended March 31, 1996 and 1995.................................    3
  Consolidated Balance Sheets --
     As of March 31, 1996 and December 31, 1995.........................................    4
  Consolidated Statements of Cash Flows --
     For the Three Months Ended March 31, 1996 and 1995.................................    5
  Notes to Consolidated Financial Statements............................................    6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................................

                                 PART II: OTHER INFORMATION
ITEMS 1-6. OTHER INFORMATION............................................................   12
  Signatures............................................................................   13

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
REVENUES...............................................................  $238,820     $199,603
COSTS AND EXPENSES:
  Costs of Revenues....................................................   157,911      134,067
  Selling Expenses.....................................................    41,826       34,648
  General and Administrative Expenses..................................    14,033       11,440
                                                                         --------     --------
       Total Costs and Expenses........................................   213,770      180,155
                                                                         --------     --------
EARNINGS BEFORE INTEREST AND TAXES.....................................    25,050       19,448
INTEREST EXPENSE, net..................................................     3,039        2,894
                                                                         --------     --------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS......................    22,011       16,554
INCOME TAX PROVISION...................................................     5,015        2,559
                                                                         --------     --------
INCOME BEFORE MINORITY INTERESTS.......................................    16,996       13,995
MINORITY INTERESTS.....................................................     4,048        3,190
                                                                         --------     --------
NET INCOME.............................................................  $ 12,948     $ 10,805
                                                                         ========     ========
EARNINGS PER SHARE (Note 2)............................................  $    .33     $    .28
                                                                         ========     ========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING................    39,719       39,033
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                                                         MARCH        DECEMBER
                                                                          31,           31,
                                                                          1996          1995
                                                                        --------      --------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................  $ 13,314      $ 14,845
  Receivables, net....................................................   237,229       230,590
  Inventories, net (Note 3)...........................................   234,390       221,952
  Deferred tax assets, net............................................     3,925         3,925
  Prepaid expenses and other..........................................    17,721        13,979
                                                                        --------      --------
          Total current assets........................................   506,579       485,291
                                                                        --------      --------
PROPERTY, PLANT AND EQUIPMENT, net (Note 4)...........................   139,508       132,499
OTHER ASSETS..........................................................    41,515        41,129
GOODWILL, net.........................................................    43,977        43,925
                                                                        --------      --------
TOTAL ASSETS..........................................................  $731,579      $702,844
                                                                        ========      ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................................  $ 73,300      $ 71,439
  Short-term borrowings and current portion of long-term debt (Note
     5)...............................................................    15,768        25,147
  Accrued payroll costs...............................................    27,972        30,922
  Income taxes payable................................................    13,701        11,977
  Other...............................................................    48,901        45,804
                                                                        --------      --------
          Total current liabilities...................................   179,642       185,289
                                                                        --------      --------
LONG-TERM DEBT (Note 5)...............................................   132,701       117,238
OTHER LONG-TERM LIABILITIES...........................................    16,232        15,754
MINORITY INTERESTS....................................................    87,714        83,677
SHAREHOLDERS' EQUITY:
  Common stock --
     Authorized -- 60,000 shares, $1 par value; issued and
      outstanding --
       39,941 and 39,807 in 1996 and 1995, respectively...............    39,941        39,807
  Common stock warrants --
     Class C warrants: outstanding -- 451 in 1996 and 1995............     7,278         7,278
  Additional paid-in capital..........................................   276,905       275,432
  Retained earnings (Accumulated deficit).............................    10,986        (1,962)
  Cumulative translation adjustment...................................    (5,906)       (5,755)
  Less -- treasury securities, at cost (629 common shares and
     451 Class C warrants in 1996 and 1995)...........................   (13,914)      (13,914)
                                                                        --------      --------
          Total shareholders' equity..................................   315,290       300,886
                                                                        --------      --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY..............................  $731,579      $702,844
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------      --------
Cash flows from operating activities:
  Net income..........................................................  $ 12,948      $ 10,805
     Adjustments to reconcile net income to net cash provided by operating activities excluding the net effects of the Company's
      1995 acquisition of Baker Hughes Treatment Services:
       Depreciation and amortization..................................     7,093         5,620
       Provision for losses on accounts receivable....................       216           233
       Gain on disposal of fixed assets...............................    (1,223)         (930)
       Foreign currency translation...................................        37           606
       Change in receivables..........................................    (6,976)        2,276
       Change in inventories..........................................   (12,437)       (9,358)
       Change in accounts payable.....................................     1,809       (11,967)
       Changes in other current assets and liabilities................    (4,935)       (3,752)
       Changes in other noncurrent assets and liabilities.............     4,944         6,595
                                                                        --------      --------
          Net cash provided by operating activities...................     1,476           128
                                                                        --------      --------
Cash flows from investing activities:
  Acquisition of Baker Hughes Treatment Services......................        --        (5,131)
  Fixed asset additions...............................................   (14,075)       (8,902)
  Proceeds from disposal of fixed assets..............................     3,435         3,090
                                                                        --------      --------
          Net cash used in investing activities.......................   (10,640)      (10,943)
                                                                        --------      --------
Cash flows from financing activities:
  Net increase (decrease) in short-term borrowing.....................    (9,379)       14,762
  Net increase in long-term bank revolver and other...................    25,463         6,042
  Repayments of term loan debt........................................   (10,000)      (10,000)
  Proceeds from exercise of stock options and warrants................     1,607         1,188
  Distributions to minority interests, net............................        --        (1,800)
                                                                        --------      --------
          Net cash provided by financing activities...................     7,691        10,192
                                                                        --------      --------
  Effect of exchange rate changes on cash.............................       (58)           67
                                                                        --------      --------
  Decrease in cash and cash equivalents...............................    (1,531)         (556)
  Cash and cash equivalents at beginning of period....................    14,845         8,145
                                                                        --------      --------
  Cash and cash equivalents at end of period..........................  $ 13,314      $  7,589
                                                                        ========      ========
Supplemental disclosures of cash flow information:
  Cash paid for interest..............................................  $  2,238      $  2,143
  Cash paid for income taxes..........................................  $  3,291      $    846

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1) BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-K.

     The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the interim periods. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. Results for the interim periods are not necessarily indicative of results for the year.

2) EARNINGS PER SHARE

     Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

     The number of shares used in the computation was determined as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  --------------------
                                                                   1996          1995
                                                                  ------        ------
        Weighted average number of common shares outstanding....  39,296        38,856
        Common stock equivalents................................     423           177
                                                                  ------        ------
                                                                  39,719        39,033
                                                                  ======        ======

3) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all of the domestic inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventories consist of the following (in thousands):


                                                                MARCH 31,    DECEMBER 31,
                                                                  1995          1996
                                                                --------      --------
        Raw Materials........................................   $ 20,570      $ 31,052
        Work in Process......................................     42,246        40,718
        Finished Goods.......................................    184,989       163,597
                                                                --------      --------
                                                                 247,805       235,367
        Reserves to state certain domestic inventories
          ($104,288 and $99,113 in 1996 and 1995,
          respectively) on a LIFO basis......................    (13,415)      (13,415)
                                                                --------      --------
        Inventories, net.....................................   $234,390      $221,952
                                                                ========      ========

                           SMITH INTERNATIONAL, INC.

4) PROPERTY, PLANT AND EQUIPMENT, NET

     Property, Plant and Equipment consists of the following (in thousands):

                                                                MARCH 31,   DECEMBER 31,
                                                                  1996          1995
                                                                --------      --------
        Land.................................................   $ 17,036      $ 16,997
        Buildings and improvements...........................     30,854        31,199
        Machinery and equipment..............................    248,969       250,221
                                                                --------      --------
                                                                 296,859       298,417
        Less-accumulated depreciation........................   (157,351)     (165,918)
                                                                --------      --------
        Net property, plant and equipment....................   $139,508      $132,499
                                                                ========      ========

5) DEBT

     Debt consists of the following (in thousands):

                                                                MARCH 31,   DECEMBER 31,
                                                                  1996          1995
                                                                --------      --------
        Current:
          Short-term bank borrowings.........................   $  5,076      $ 14,438
          Current portion of long-term debt..................     10,692        10,709
                                                                --------      --------
                                                                  15,768        25,147
                                                                --------      --------
        Long-term:
          Notes payable......................................     46,000        46,000
          Bank revolver......................................     76,000        50,400
          Term loan..........................................     20,000        30,000
          Other..............................................      1,393         1,547
                                                                --------      --------
                                                                 143,393       127,947
          Less current portion of long-term debt.............    (10,692)      (10,709)
                                                                --------      --------
          Long-term debt.....................................   $132,701      $117,238
                                                                ========      ========

     On April 4, 1996, the Company and M-I Drilling Fluids entered into new unsecured revolving line of credit agreements which increased the available facilities under the Company's domestic line of credit from $65.0 million to $80.0 million and under the M-I Drilling Fluids line of credit from $20.0 million to $40.0 million. The new credit agreements provide for interest at rates ranging from LIBOR + 3/8 to LIBOR + 5/8, based upon certain financial ratios of the Company, and expire in March 2001.

     Principal payments of long-term debt, including the renegotiated line of credit agreements, are as follows:

        1997..............................................................  $ 15,926
        1998..............................................................    20,533
        1999..............................................................    10,222
        2000..............................................................    10,222
        Thereafter........................................................    75,798
                                                                            --------
                                                                            $132,701
                                                                            ========

                           SMITH INTERNATIONAL, INC.

6) SUBSEQUENT EVENT

     On April 10, 1996, M-I Drilling Fluids signed a definitive agreement for the acquisition of Anchor Drilling Fluids A.S., a Norwegian company, in a transaction which is expected to be accounted for as a purchase. The Company has negotiated new term loan agreements which will be effective prior to or upon consummation of the transaction. Management anticipates financing the Company's portion of the purchase price by utilizing approximately $70.0 million of borrowings under the new term loan agreements.

     The transaction is subject to approval by the United States Department of Justice and modification of a 1993 judgment issued by the United States District Court for the District of Columbia, neither of which has been obtained. M-I Drilling Fluids expects to finalize this transaction during the Company's second quarter; however, there are no assurances as to whether this transaction will ultimately be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management's Discussion and Analysis of Financial Condition and Results of Operations is the Company's discussion of its financial performance and of significant trends which may impact the future performance of the Company. It should be read in conjunction with the financial statements of the Company and the related notes thereto.

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

                           SMITH INTERNATIONAL, INC.

RESULTS OF OPERATIONS

  Revenues

     The Company operates through four business units which market the products manufactured and provide services throughout the world. The following table sets forth the amounts and percentages of revenues by business unit and by area, as well as average rig count data (in thousands, except rig count information):

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------------
                                                               1996                   1995
                                                         ----------------       ----------------
                                                          AMOUNT       %         AMOUNT       %
                                                         --------     ---       --------     ---
Breakdown by Business Unit:
  M-I Drilling Fluids..................................  $150,723      63       $122,367      61
  Smith Tool...........................................    45,227      19         42,663      22
  Smith Drilling & Completions.........................    30,775      13         26,171      13
  Smith Diamond Technology.............................    12,095       5          8,402       4
                                                         --------     ---       --------     ---
          Total........................................  $238,820     100       $199,603     100
                                                         ========     ===       ========     ===
Breakdown by Area:
  U.S..................................................    95,382      40       $ 82,311      41
  Export...............................................    13,121       5         11,286       6
  Non-U.S..............................................   130,317      55        106,006      53
                                                         --------     ---       --------     ---
          Total........................................  $238,820     100       $199,603     100
                                                         ========     ===       ========     ===
Average Active Rig Count:
  U.S..................................................       709                    709
  Canada...............................................       336                    330
  Non-North America....................................       780                    750
                                                         --------               --------
          Total........................................     1,825                  1,789
                                                         ========               ========

M-I DRILLING FLUIDS

     The M-I Drilling Fluids operation provides drilling fluids systems, solids control equipment, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells worldwide. M-I Drilling Fluids revenues increased $28.4 million or 23 percent from the first quarter of 1995 due primarily to the significant growth in international revenues, primarily in Latin America and Europe/Africa. The increased international revenues resulted from an expanded presence and increased drilling activity in the Latin American market and heightened drilling activity in the Europe/Africa region.

SMITH TOOL

     The Smith Tool business unit manufactures and sells three-cone drill bits used in the oil and gas drilling industry and in mining applications. Smith Tool revenues increased $2.6 million or 6 percent from the first quarter of 1995 due primarily to higher volumes and improved pricing of three-cone bits in the United States and increased demand for mining bits.

SMITH DRILLING & COMPLETIONS

     The Smith Drilling & Completions business unit manufactures and markets downhole drilling tools and tubular drill string components and provides related drilling and completion services for drilling oil and gas wells. Drilling & Completions revenues increased $4.6 million or 18 percent from the first quarter of 1995, due primarily to higher drilling activity in Latin America and higher demand in the United States.

                           SMITH INTERNATIONAL, INC.

SMITH DIAMOND TECHNOLOGY

     The Smith Diamond Technology business unit manufactures and markets shear bits featuring cutters made of polycrystalline diamond (PDC) or natural diamonds at its Geodiamond division. Smith Diamond Technology also manufactures PDC's and cubic boron nitride at its Megadiamond and Supradiamant subsidiaries. These ultrahard materials are used in the business unit's diamond drill bits and in other specialized cutting tools. Smith Diamond Technology revenues increased $3.7 million or 44 percent from the first quarter of 1995, due primarily to higher sales volume resulting from increased drilling activity in Latin America.

     For the periods indicated, the following table summarizes the operating results of the Company and presents results as a percentage of total revenues:

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                       -------------------------------------
                                                             1996                 1995
                                                       ----------------     ----------------
                                                        AMOUNT       %       AMOUNT       %
                                                       --------     ---     --------     ---
    Revenues.........................................  $238,820     100     $199,603     100
                                                       --------     ---     --------     ---
    Gross profit.....................................    80,909      34       65,536      33
    Operating expenses...............................    55,859      24       46,088      23
                                                       --------     ---     --------     ---
    Earnings before interest and taxes...............    25,050      10       19,448      10
    Interest expense, net............................     3,039       1        2,894       2
                                                       --------     ---     --------     ---
    Income before income taxes and minority
      interests......................................    22,011       9       16,554       8
    Income tax provision.............................     5,015       2        2,559       1
                                                       --------     ---     --------     ---
    Income before minority interests.................    16,996       7       13,995       7
    Minority interests...............................     4,048       2        3,190       2
                                                       --------     ---     --------     ---
    Net income.......................................  $ 12,948       5     $ 10,805       5
                                                       ========     ===     ========     ===

     Total revenues increased $39.2 million or 20 percent as compared to the first quarter of 1995. The significant revenue growth relates to strong sales in international markets, primarily Latin America, as well as increased revenues in the United States. Increased drilling activity combined with an expanded presence in Latin America contributed to the increase in international revenues. Although drilling activity in the United States has remained relatively flat as compared to the first quarter of 1995, the increased level of deep water and re-entry drilling activity had a favorable impact on the Company's domestic revenues for the first quarter of 1996.

     Gross profit, computed as revenues less costs of revenues, increased by $15.4 million or 24 percent from the first quarter of 1995. As a percentage of revenues, gross profit increased from 33 percent in the first quarter of 1995 to 34 percent in the current quarter. The increase primarily reflects incremental gross profit on the higher sales volumes.

     Operating expenses, consisting of selling expenses and general and administrative expenses, increased by $9.8 million or 21 percent from the first quarter of 1995; however, as a percentage of revenues, operating expenses remained relatively constant. The increase in absolute dollars primarily relates to increased selling costs associated with the higher revenues and higher general and administrative costs related to the expansion of various foreign operations.

     Net interest expense, which represents interest expense less interest income, increased by $0.1 million from the first quarter of 1995 due primarily to the impact of increased borrowings required to finance working capital needs. The effect of the higher debt levels on interest expense was partially offset by lower interest rates.

                           SMITH INTERNATIONAL, INC.

     The Company's effective tax rate for the first quarter of 1996 approximated 23 percent which is higher than the rate for the comparable period in the prior year and lower than the U.S. statutory rate. The increase from the prior year relates primarily to the inclusion of the M-I Drilling Fluids minority interest partner's portion of a tax payment which related to periods prior to the Company's acquisition of the M-I Drilling Fluids operation. The effective rate was lower than the statutory rate, due primarily to the utilization of U.S. net operating loss carryforwards.

     Minority interests represent the share of M-I Drilling Fluids profits associated with the minority interest partner in the M-I Drilling Fluids operation as well as minority interests in investments in other joint ventures held by M-I Drilling Fluids. Minority interests increased by $0.9 million from the first quarter of 1995 due primarily to the higher level of M-I Drilling Fluids earnings partially offset by the minority interest partner's portion of a tax payment discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remained strong at March 31, 1996. Working capital at March 31, 1996 increased $26.9 million, or 9 percent, from December 31, 1995. Cash flows from operations for the three months ended March 31, 1996, totaled $1.5 million, which is a $1.3 million increase from the comparable period in the prior fiscal year.

     The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has domestic and international borrowing facilities for operating and financing needs. Subsequent to March 31, 1996, the Company and M-I Drilling Fluids renegotiated certain revolving line of credit agreements. At March 31, 1996, including the effect of the new line of credit agreements, the Company had a $80.0 million revolving line of credit facility with a bank group and approximately $22.0 million of international borrowing facilities with various foreign banks. The Company had approximately $36.3 million of funds available for borrowings under these facilities. Additionally, the renegotiated M-I Drilling Fluids revolving line of credit facility of $40.0 million had approximately $24.5 million of funds available for borrowing. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

     On April 10, 1996, M-I Drilling Fluids signed a definitive agreement for the acquisition of Anchor Drilling Fluids A.S., a Norwegian company. Management anticipates financing the Company's portion of the purchase price by utilizing approximately $70.0 million in borrowings under new term loan facilities, which will be effective prior to or upon finalizing the transaction. Aside from the planned acquisition, management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions may involve the use of cash or, depending on the size and terms of the acquisition, may require debt or equity financing.

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

                                                 SMITH INTERNATIONAL, INC.
                                                 Registrant


Date: May 13, 1996                               By: /s/  DOUGLAS L. ROCK
                                                 --------------------------------------------
                                                     Douglas L. Rock
                                                     Chairman of the Board, Chief Executive
                                                     Officer, President and Chief Operating
                                                     Officer


Date: May 13, 1996                               By: /s/  LOREN K. CARROLL
                                                 --------------------------------------------
                                                     Loren K. Carroll
                                                     Executive Vice President and Chief
                                                     Financial Officer (Principal Accounting
                                                     Officer)

                              INDEX TO EXHIBITS



27  --          Financial Data Schedule