Form 10-Q
period 1996-06-30
SMITH INTERNATIONAL INC
filed 1996-08-14
CIK 721083

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                             COMMISSION FILE NUMBER
                                     1-8514

                           SMITH INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     95-3822631
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)
              16740 HARDY STREET                                  77032
                HOUSTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

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

                               YES /X/     No / /

The number of shares outstanding of the Registrant's common stock as of August 9, 1996 was 39,982,747.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     Consolidated Statements of Operations --
       For the Three and Six Months Ended June 30, 1996 and 1995...................      3
     Consolidated Balance Sheets --
       As of June 30, 1996 and December 31, 1995...................................      4
     Consolidated Statements of Cash Flows --
       For the Six Months Ended June 30, 1996 and 1995.............................      5
     Notes to Consolidated Financial Statements....................................      6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS............................................................     10
PART II: OTHER INFORMATION
  ITEMS 1-6........................................................................     13
SIGNATURES.........................................................................     15

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     --------------------    --------------------
                                                       1996        1995        1996        1995
                                                     --------    --------    --------    --------
REVENUES...........................................  $270,272    $205,976    $509,092     405,579
COSTS AND EXPENSES:
  Costs of Revenues................................   179,949     137,179     337,860     271,246
  Selling Expenses.................................    44,858      38,216      86,684      72,864
  General and Administrative Expenses..............    15,131      11,123      29,164      22,563
                                                     --------    --------    --------    --------
          Total Costs and Expenses.................   239,938     186,518     453,708     366,673
                                                     --------    --------    --------    --------
EARNINGS BEFORE INTEREST AND TAXES.................    30,334      19,458      55,384      38,906
INTEREST EXPENSE, NET..............................     3,764       3,076       6,803       5,970
                                                     --------    --------    --------    --------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS........................................    26,570      16,382      48,581      32,936
INCOME TAX PROVISION...............................     5,779       2,690      10,794       5,249
                                                     --------    --------    --------    --------
INCOME BEFORE MINORITY INTERESTS...................    20,791      13,692      37,787      27,687
MINORITY INTERESTS.................................     5,810       3,568       9,858       6,758
                                                     --------    --------    --------    --------
NET INCOME.........................................  $ 14,981    $ 10,124    $ 27,929    $ 20,929
                                                     ========    ========    ========    ========
EARNINGS PER SHARE (Note 3 ).......................  $   0.38    $   0.26    $   0.70    $   0.53
                                                     ========    ========    ========    ========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING......................................    39,851      39,414      39,814      39,224
                                                     ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1996           1995
                                                                       --------     ------------
CURRENT ASSETS:
  Cash and cash equivalents..........................................  $ 20,300       $ 14,845
  Receivables, net...................................................   281,833        230,590
  Inventories, net (Note 4)..........................................   267,076        221,952
  Deferred tax assets, net...........................................     4,515          3,925
  Prepaid expenses and other.........................................    29,631         13,979
                                                                       --------       --------
          Total current assets.......................................   603,355        485,291
                                                                       --------       --------
PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)..........................   163,637        132,499
GOODWILL, NET........................................................   124,951         43,925
OTHER ASSETS.........................................................    41,338         41,129
                                                                       --------       --------
TOTAL ASSETS.........................................................  $933,281       $702,844
                                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................................  $ 88,426       $ 71,439
  Short-term borrowings and current portion of long-term debt (Note
     6)..............................................................    32,465         25,147
  Accrued payroll costs..............................................    33,074         30,922
  Income taxes payable...............................................    17,164         11,977
  Other..............................................................    63,808         45,804
                                                                       --------       --------
          Total current liabilities..................................   234,937        185,289
                                                                       --------       --------
LONG-TERM DEBT (Note 6)..............................................   216,348        117,238
OTHER LONG-TERM LIABILITIES..........................................    15,672         15,754
MINORITY INTERESTS...................................................   136,935         83,677
SHAREHOLDERS' EQUITY:
  Common stock --
     Authorized -- 60,000 shares, $1 par value; issued and
      outstanding -- 39,971 and 39,807 in 1996 and 1995,
      respectively...................................................    39,971         39,807
  Common stock warrants --
     Class C warrants: outstanding -- 451 in 1996 and 1995...........     7,278          7,278
  Additional paid-in capital.........................................   277,184        275,432
  Retained earnings (Accumulated deficit)............................    25,969         (1,962)
  Cumulative translation adjustment..................................    (7,099)        (5,755)
  Less -- treasury securities, at cost (629 common shares and 451
     Class C warrants in 1996 and 1995)..............................   (13,914)       (13,914)
                                                                       --------       --------
          Total shareholders' equity.................................   329,389        300,886
                                                                       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................  $933,281       $702,844
                                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
OPERATING ACTIVITIES:
Net income...........................................................  $ 27,929       $ 20,929
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities excluding the net effects of acquisitions:
  Depreciation and amortization......................................    14,058         11,643
  Minority interests.................................................     9,858          6,758
  Provision for losses on receivables................................       570            481
  Gain on disposal of property, plant and equipment..................    (1,261)        (2,578)
  Foreign currency translation.......................................        54            331
Changes in operating assets and liabilities:
  Receivables........................................................   (28,684)        (6,403)
  Inventories, net...................................................   (28,317)       (15,971)
  Accounts payable...................................................     6,458         (3,866)
  Other current assets and liabilities...............................    (2,383)        (4,387)
  Other non-current assets and liabilities...........................     2,788         (5,188)
                                                                       ---------      --------
Net cash provided by operating activities............................     1,070          1,749
                                                                       ---------      --------
INVESTING ACTIVITIES:
Acquisition of Baker Hughes Treatment Services, net of cash
  acquired...........................................................        --         (5,131)
Acquisition of Fremont Chemical Company, net of cash acquired........        --         (2,650)
Acquisition of Anchor Drilling Fluids A.S., net of cash acquired.....   (68,351)            --
Purchases of property, plant and equipment...........................   (31,149)       (16,796)
Proceeds from disposal of property, plant and equipment..............     6,698          5,125
                                                                       ---------      --------
Net cash used in investing activities................................   (92,802)       (19,452)
                                                                       ---------      --------
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.............................   107,790         14,859
Proceeds from exercise of stock options and warrants.................     1,916          2,875
Net increase (decrease) in short-term borrowing......................    (2,433)        10,410
Principal payments of term loan debt.................................   (10,000)       (10,000)
Distributions to minority interests, net.............................        --         (1,800)
                                                                       ---------      --------
Net cash provided by financing activities............................    97,273         16,344
                                                                       ---------      --------
Effect of exchange rate changes on cash..............................       (86)            94
                                                                       ---------      --------
Net increase (decrease) in cash and cash equivalents.................     5,455         (1,265)
Cash and cash equivalents at beginning of period.....................    14,845          8,145
                                                                       ---------      --------
Cash and cash equivalents at end of period...........................  $ 20,300       $  6,880
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

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2) ACQUISITION

     On June 11, 1996, M-I Drilling Fluids L.L.C. ("M-I Drilling Fluids") acquired the assets of Anchor Drilling Fluids, A.S. ("Anchor") in exchange for cash and the assumption of certain liabilities totaling $114.7 million. M-I Drilling Fluids also incurred accounting, legal and other acquisition-related costs of $7.9 million in connection with the transaction.

     The Anchor acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $81.5 million, which has been recorded as goodwill and is being amortized over 40 years using the straight line method for book purposes. This allocation was based on preliminary estimates and may be revised when final valuations of the assets acquired and the liabilities assumed are obtained.

     The Company financed their portion of the purchase price by utilizing approximately $73.4 million of borrowings under new loan agreements. The minority partner contributed the remaining $41.3 million of consideration, which is included in Minority Interests in the accompanying Consolidated Balance Sheet.

     In connection with finalizing the transaction, M-I Drilling Fluids reached an agreement with the U.S. Department of Justice to modify a 1994 judgment issued by the U.S. District Court for the District of Columbia. M-I Drilling Fluids agreed to hold the acquired assets of Anchor Drilling Fluids USA, Inc. ("Anchor USA") separate until a sale of those assets can be made to an acceptable purchaser. On July 31, 1996, M-I Drilling Fluids entered into a definitive agreement for the sale of the Anchor USA assets. The transaction is expected to be finalized during the Company's third quarter; however, there are no assurances as to whether this transaction will ultimately be consummated.

     The Anchor USA assets, which had a fair value of approximately $11.0 million at the acquisition date, have been recorded in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 87-11 "Allocation of Purchase Price to Assets to be Sold". The fair value of these operations are included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheet. Additionally, approximately $3.9 million of the acquisition-related costs discussed above, consisting primarily of the estimated gain or loss on sale of the Anchor USA operations, the estimated earnings or losses during the holding period and interest expense on the borrowings used to finance the Anchor USA purchase, are included in Other Current Liabilities in the accompanying Consolidated Balance Sheet.

                           SMITH INTERNATIONAL, INC.

     The summarized unaudited pro forma results from continuing operations (excluding the results of the Anchor USA operations) for the three and six months periods ended June 30, 1996 and 1995, assuming the acquisition had been made on January 1, 1996 and 1995, respectively, are as follows (dollars in thousands, except per share amounts):

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 ---------------------   ---------------------
                                                   1996        1995        1996        1995
                                                 ---------   ---------   ---------   ---------
    Unaudited pro forma revenues...............  $ 288,888   $ 235,280   $ 558,973   $ 456,127
                                                  ========    ========    ========    ========
    Unaudited pro forma income from continuing
      operations...............................  $  15,219   $  10,531   $  27,832   $  20,829
                                                  ========    ========    ========    ========
    Unaudited pro forma income from continuing
      operations per share.....................  $    0.38   $    0.27   $    0.70   $    0.53
                                                  ========    ========    ========    ========

     These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of property, plant and equipment, additional amortization expense as a result of goodwill and other intangible assets and increased interest expense on the acquisition-related debt. The pro forma results do not include estimated consolidation savings; therefore, they do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996 or 1995 or of future results of operations for the consolidated entities.

3) EARNINGS PER SHARE

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

     The number of shares used in the computation was determined as follows (in thousands):

                                                           THREE MONTHS
                                                               ENDED         SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          1996      1995      1996      1995
                                                         -------   -------   -------   -------
    Weighted average number of shares outstanding......   39,329    39,023    39,313    38,940
    Common stock equivalents...........................      522       391       501       284
                                                          ------    ------    ------    ------
                                                          39,851    39,414    39,814    39,224
                                                          ======    ======    ======    ======

                           SMITH INTERNATIONAL, INC.

4) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all of the domestic inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventories consist of the following (in thousands):

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1996           1995
                                                                   --------     ------------
    Raw Materials................................................  $ 30,408       $ 31,052
    Work in Process..............................................    47,812         40,718
    Finished Goods...............................................   202,320        163,597
                                                                   --------       --------
                                                                    280,540        235,367
    Reserves to state certain domestic inventories ($107,496 and
      $99,113 in 1996 and 1995, respectively) on a LIFO basis....   (13,464)       (13,415)
                                                                   --------       --------
    Inventories, net.............................................  $267,076       $221,952
                                                                   ========       ========

5) PROPERTY, PLANT AND EQUIPMENT, NET

     Property, Plant and Equipment consists of the following (in thousands):

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1996           1995
                                                                   --------     ------------
    Land.........................................................  $ 17,352       $ 16,997
    Buildings and improvements...................................    35,454         31,199
    Machinery and equipment......................................   272,538        250,221
                                                                   --------       --------
                                                                    325,344        298,417
    Less -- accumulated depreciation.............................  (161,707)      (165,918)
                                                                   --------       --------
    Net property, plant and equipment............................  $163,637       $132,499
                                                                   ========       ========

6) DEBT

     Debt consists of the following (in thousands):

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1996           1995
                                                                   --------     ------------
    Current:
      Short-term bank borrowings.................................  $ 21,858       $ 14,438
      Current portion of long-term debt..........................    10,607         10,709
                                                                   --------       --------
                                                                     32,465         25,147
                                                                   --------       --------
    Long-term:
      Notes payable..............................................   106,220         46,000
      Bank revolver..............................................    58,971         50,400
      Term loan..................................................    49,056         30,000
      Other......................................................    12,708          1,547
                                                                   --------       --------
                                                                    226,955        127,947
      Less current portion of long-term debt.....................   (10,607)       (10,709)
                                                                   --------       --------
      Long-term debt.............................................  $216,348       $117,238
                                                                   ========       ========

                           SMITH INTERNATIONAL, INC.

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

     On May 26, 1996, the Company entered into a new $50.0 million unsecured note agreement with insurance company lenders. Of the total amount, $30.0 million bears interest at a rate of 7.24 percent and matures on April 2, 2001. The remaining portion bears interest at 7.63 percent and is payable in six equal installments from April 1, 2001 through April 2, 2006.

     Principal payments of long-term debt from January 1 to December 31 are as follows:

                1997..............................................  $ 25,926
                1998..............................................    30,533
                1999..............................................    20,222
                2000..............................................    20,222
                Thereafter........................................   119,445
                                                                    --------
                                                                    $216,348
                                                                    ========

7) CASH FLOW INFORMATION

     Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in thousands):

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
    Income taxes.......................................................  $4,419     $1,013
    Interest...........................................................  $7,212     $7,005

     The following schedule summarizes investing activities related to the current year acquisition of Anchor (in thousands):

    Fair value of assets, net of cash acquired of $5,041......................  $ 75,105
    Goodwill recorded.........................................................    81,476
    Less: Total liabilities assumed...........................................   (46,947)
    Less: Minority interest partner's contribution............................   (41,283)
                                                                                --------
    Cash paid for acquisition of Anchor, net of cash acquired.................  $ 68,351
                                                                                ========

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

     The Company manufactures and supplies a wide range of products and services to the worldwide oil and gas drilling and production and mining industries. The Company's revenues are derived from sales of drilling and completion fluid systems, solids control equipment, drill bits, downhole drilling tools and tubular drill string components in addition to providing drilling and completion services to the oil and gas industry.

     The Company operates in the global oil and gas services market and can be significantly impacted by fluctuations in exploration and drilling activity in the major energy producing areas. While exploration and drilling activity is primarily influenced by oil and natural gas prices. It may be affected by political actions and uncertainties, environmental concerns, capital expenditure plans of customers and the overall level of global economic growth and activity.

RESULTS OF OPERATIONS

REVENUES

     The Company operates through four business units which market the products manufactured and provide services throughout the world. The following table sets forth the amounts and percentages of revenues by business unit and by area, as well as average rig count data (in thousands, except rig count information):

                                                      FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                  ----------------------------------      ----------------------------------
                                                       1996               1995                 1996               1995
                                                  ---------------    ---------------      ---------------    ---------------
                                                   AMOUNT     %       AMOUNT     %         AMOUNT     %       AMOUNT     %
                                                  --------   ----    --------   ----      --------   ----    --------   ----
Breakdown by Business Unit:
  M-I Drilling Fluids...........................  $176,224     65    $132,424     64      $326,947     64    $254,791     63
  Smith Tool....................................    46,494     17      38,568     19        91,721     18      81,231     20
  Smith Drilling & Completions..................    33,799     13      27,208     13        64,574     13      53,379     13
  Smith Diamond Technology......................    13,755      5       7,776      4        25,850      5      16,178      4
                                                  --------   ----    --------   ----      --------   ----    --------   ----
        Total...................................  $270,272    100    $205,976    100      $509,092    100    $405,579    100
                                                  ========    ===    ========    ===      ========    ===    ========    ===
Breakdown by Area:
  U.S...........................................  $116,760     43    $ 84,562     41      $212,142     42    $166,873     41
  Export........................................    17,451      7      13,635      7        30,572      6      24,921      6
  Non-U.S.......................................   136,061     50     107,779     52       266,378     52     213,785     53
                                                  --------   ----    --------   ----      --------   ----    --------   ----
        Total...................................  $270,272    100    $205,976    100      $509,092    100    $405,579    100
                                                  ========    ===    ========    ===      ========    ===    ========    ===
Average Active Rig Count:
  U.S...........................................       760                677                  734                693
  Canada........................................       150                146                  243                236
  Non-North America.............................       794                758                  787                754
                                                  --------           --------             --------           --------
        Total...................................     1,704              1,581                1,764              1,683
                                                  ========           ========             ========           ========

REVENUES BY BUSINESS UNITS

  M-I Drilling Fluids

     The M-I Drilling Fluids operation provides drilling fluids systems, solids control equipment, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells worldwide. M-I Drilling Fluids revenues increased $43.8 million, or 33 percent, over the second quarter of 1995 and $72.2 million, or 28 percent, from the first six months of 1995. Increased revenues relate primarily to the increased level of deep water drilling activity in the U.S. Gulf Coast area and the incremental revenues associated with the Anchor acquisition. For the six month period, M-I Drilling Fluids continued to experience strong revenue growth in the U.S. and international markets, primarily Latin America and Europe/Africa, resulting from the higher drilling activity.

  Smith Tool

     The Smith Tool business unit manufactures and sells three-cone drill bits used in the oil and gas drilling industry and in mining applications. Smith Tool revenues increased $7.9 million and $10.5 million, or 21 percent and 13 percent, from the second quarter of 1995 and first six months of 1995, respectively. Increased sales of the business unit's premium drill bits and heightened drilling activity in the U.S. and in international markets, primarily the Europe/Africa geographic area, contributed to the increase.

  Smith Drilling & Completions

     The Smith Drilling & Completions business unit manufactures and markets downhole drilling tools and tubular drill string components and provides related drilling and completion services for drilling oil and gas wells. Drilling & Completions revenues increased $6.6 million, or 24 percent, from the second quarter of 1995 and $11.2 million, or 21 percent, from the first six months of 1995. The increase is primarily attributable to higher levels of re-entry drilling activity in the U.S. Gulf Coast and increased demand for products and services in international markets, particularly Latin America.

  Smith Diamond Technology

     The Smith Diamond Technology business unit manufactures and markets shear bits featuring cutters made of polycrystalline diamond (PDC) or natural diamonds at its Geodiamond division. Smith Diamond Technology also manufactures PDC's and cubic boron nitride at its Megadiamond and Supradiamant subsidiaries. These ultrahard materials are used in the business unit's diamond drill bits and in other specialized cutting tools. Smith Diamond Technology revenues increased $6.0 million and $9.7 million, or 77 percent and 60 percent, from the second quarter 1995 and first six months of 1995, respectively. The increase results primarily from higher unit sales of Smith Diamond's drill bits, which increased over 50 percent from the second quarter in 1995. Increases in worldwide drilling activity, particularly Latin America and the U.S., also impacted the results for the periods presented.

     For the periods indicated, the following table summarizes the operating results of the Company and presents results as a percentage of total revenues:

                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                             JUNE 30,                            JUNE 30,
                                 --------------------------------    --------------------------------
                                      1996              1995              1996              1995
                                 --------------    --------------    --------------    --------------
                                  AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                                 --------   ---    --------   ---    --------   ---    --------   ---
Revenues.......................  $270,272   100    $205,976   100    $509,092   100    $405,579   100
                                 --------          --------          --------          --------
Gross profit...................    90,323    33      68,797    33     171,232    34     134,333    33
Operating expenses.............    59,989    22      49,339    24     115,848    23      95,427    24
                                 --------   ---    --------   ---    --------   ---    --------   ---
Earnings before interest and
  taxes........................    30,334    11      19,458     9      55,384    11      38,906     9
Interest expense, net..........     3,764     1       3,076     1       6,803     2       5,970     1
                                 --------   ---    --------   ---    --------   ---    --------   ---
Income before income taxes and
  minority interests...........    26,570    10      16,382     8      48,581     9      32,936     8
Income tax provision...........     5,779     2       2,690     1      10,794     2       5,249     1
                                 --------   ---    --------   ---    --------   ---    --------   ---
Income before minority
  interests....................    20,791     8      13,692     7      37,787     7      27,687     7
Minority interests.............     5,810     2       3,568     2       9,858     2       6,758     2
                                 --------   ---    --------   ---    --------   ---    --------   ---
Net income.....................  $ 14,981     6    $ 10,124     5    $ 27,929     5    $ 20,929     5
                                 ========   ===    ========   ===    ========   ===    ========   ===

     Total revenues for the second quarter of 1996 increased approximately $64.3 million, or 31 percent, over the same quarter in the prior year. Revenues for the first six months of 1996 were up $103.5 million from the comparable period in 1995. The significant revenue growth for the quarter relates primarily to increased level of drilling activity in the U.S. which has resulted in domestic revenues increasing from 41 percent of total revenues in the second quarter of 1995 to 43 percent in the same quarter of 1996. Increased worldwide drilling activity, particularly Latin America and Europe/Africa, continued expansion into developing international markets and the addition of the Anchor operations also contributed to the revenue growth. For the six month period, increased drilling activity in the U.S. as well as international markets, primarily Latin America and Europe/Africa, contributed to the favorable revenue results reported by the Company. Management believes the addition of Anchor operations, which provided approximately $5.4 million of the reported revenues for the 1996 periods presented, will have a significant impact on the Company's future revenues.

     Gross profit increased by $21.5 million, or 31 percent, from the second quarter of 1995 and $36.9 million, or 27 percent, from the first six months of 1995. As a percentage of revenues, margins were comparable to the second quarter of 1995 and increased from 33 percent for the first six months of 1995 to 34 percent for the same period in 1996. The gross profit increase over the prior year's results is primarily attributable to the significant revenue growth.

     Operating expenses, increased $10.7 million and $20.4 million from the second quarter and first six months of 1995, respectively; however, as a percentage of revenues, operating expenses decreased from both the second quarter and first six months of 1995 -- with a quarter-to-quarter decrease of 24 to 22 percent as compared to the second quarter of 1995. The increase in absolute dollars primarily relates to increased selling costs associated with the higher revenues and higher general and administrative costs related to the expansion of various foreign operations. Additional operating costs associated with the Anchor operations for which no amounts were included the prior year, also contributed to the increase.

     Net interest expense increased $0.7 million and $0.8 million over the second quarter and first six months of 1995, respectively. The increase is due primarily to the higher level of borrowings required to meet working capital needs which has resulted from the significant growth experienced by the Company. The remaining portion of the increase related to the interest expense associated with the incremental borrowings used to finance the Anchor acquisition.

     The Company's effective tax rate for both the second quarter and first six months of 1996 approximated 22 percent, which is higher than the rate for the comparable periods in the prior year and lower than the U.S. statutory rate. The effective rate increase from the prior year relates primarily to full utilization of U.S. alternative minimum tax net operating loss carryforwards during 1995. The effective rate was lower than the statutory rate, due primarily to the utilization of U.S. regular net operating loss carryforwards during the current year.

     Minority interests represent the share of M-I Drilling Fluids profits associated with the minority interest partner in the M-I Drilling Fluids operation as well as minority interests in investments in other joint ventures held by M-I Drilling Fluids. Minority interests increased by $2.2 million and $3.1 million from the second quarter and first six months of 1995, respectively. The increase is due primarily to the higher level of M-I Drilling Fluids earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remained strong at June 30, 1996. Working capital at June 30, 1996 increased $68.4 million, or 23 percent, from December 31, 1995. During the six months ended June 30, 1996, cash generated internally exceeded the cash required to support the Company's operations by approximately $1.1 million.

     The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has domestic and international borrowing facilities for operating and financing needs. The Company had a $80.0 million revolving line of credit facility with a bank group and approximately $22.0 million of international borrowing facilities with various foreign banks. The Company had approximately $46.3 million of funds available for borrowings under these facilities. Additionally, the M-I Drilling Fluids revolving line of credit facility of $40.0 million had approximately $10.9 million of funds available for borrowing. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

     Management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending on the size and terms of the transaction, may require debt or equity financing.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on April 24, 1996, shareholders of the Company elected directors and ratified the appointment of auditors by the votes shown below.

                                                               FOR        WITHHELD    ABSTAIN
                                                            ----------    --------    -------
    Agenda Item
    Election of directors:
      G. Clyde Buck.......................................  35,487,898       3,967     90,282
      Loren K. Carroll....................................  34,585,079     906,786    993,101
    Agenda Item
    Ratify auditors.......................................  35,550,506      10,533     17,141

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (2) Plan of Acquisition, Reorganization, Arrangement or Succession.

                                           SEQUENTIALLY        INCORPORATED BY REFERENCE FROM
                 EXHIBIT NUMBER              NUMBERED      --------------------------------------
                 AND DESCRIPTION               PAGE        FORM     DATE      FILE NO.    EXHIBIT
         -------------------------------   ------------    ----    -------    --------    -------
   2.1   --Purchase and Sale Agreement          N/A         8-K    6/11/96      1-8514      2.1
            By and Between M-I Drilling
            Fluids L.L.C. and Anchor
            Drilling Fluids A.S.

     (10) Material Contracts.

                                           SEQUENTIALLY        INCORPORATED BY REFERENCE FROM
                 EXHIBIT NUMBER              NUMBERED      --------------------------------------
                 AND DESCRIPTION               PAGE        FORM     DATE      FILE NO.    EXHIBIT
         -------------------------------   ------------    ----    -------    --------    -------
  10.1   --Loan Agreement                                   N/A        N/A         N/A      N/A
            $80 Million Revolving Loan
            Facility and 320,000,000
            Norwegian Krone Term Loan
            Facility dated as of April
            4, 1996 among Smith
            International, Inc., as
            Borrower; Texas Commerce
            Bank National Association,
            as Agent and as a Bank, and
            ABN Amro Bank N.V., Houston
            Agency and Den Norske Bank
            AS, as Co-Agent and as
            Banks, and the other banks
            now or hereafter parties
            hereto.
  10.2   --Loan Agreement                                   N/A        N/A         N/A      N/A
            $40 Million Revolving Loan
            Facility dated as of April
            4, 1996 among M-I Drilling
            Fluids, L.L.C. as Borrower;
            Texas Commerce Bank National
            Association, an Agent and as
            a Bank, and ABN Amro Bank
            N.V., Houston Agency and Den
            Norske Bank AS, as Co-Agents
            and as Banks, and the other
            banks new or hereafter
            parties hereto.
  10.3   --Smith International, Inc.                        N/A        N/A         N/A      N/A
            Note Agreement dated May 21,
            1996.

     (27) Financial Data Schedule.

(b) Reports on Form 8-K

     The Registrant filed a Form 8-K dated June 11, 1996 reporting under "Item
2. Acquisition or Disposition of Assets" the acquisition of Anchor Drilling Fluids, A.S.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SMITH INTERNATIONAL, INC.
                                            Registrant

Date:  August 13, 1996                   By:   /s/  DOUGLAS L. ROCK
                                      ------------------------------------
                                              Douglas L. Rock
                                        Chairman of the Board, Chief
                                      Executive Officer, President and
                                          Chief Operating Officer


Date:  August 13, 1996                   By:  /s/  LOREN K. CARROLL
                                      ------------------------------------
                                                Loren K. Carroll
                                       Executive Vice President and Chief
                                          Financial Officer (Principal
                                              Accounting Officer)

                                EXHIBIT INDEX


                                           SEQUENTIALLY        INCORPORATED BY REFERENCE FROM
                 EXHIBIT NUMBER              NUMBERED      --------------------------------------
                 AND DESCRIPTION               PAGE        FORM     DATE      FILE NO.    EXHIBIT
         -------------------------------   ------------    ----    -------    --------    -------
   2.1   -- Purchase and Sale Agreement         N/A         8-K    6/11/96      1-8514      2.1
            By and Between M-I Drilling
            Fluids L.L.C. and Anchor
            Drilling Fluids A.S.

  10.1   -- Loan Agreement                                  N/A        N/A         N/A      N/A
            $80 Million Revolving Loan
            Facility and 320,000,000
            Norwegian Krone Term Loan
            Facility dated as of April
            4, 1996 among Smith
            International, Inc., as
            Borrower; Texas Commerce
            Bank National Association,
            as Agent and as a Bank, and
            ABN Amro Bank N.V., Houston
            Agency and Den Norske Bank
            AS, as Co-Agent and as
            Banks, and the other banks
            now or hereafter parties
            hereto.
  10.2   -- Loan Agreement                                  N/A        N/A         N/A      N/A
            $40 Million Revolving Loan
            Facility dated as of April
            4, 1996 among M-I Drilling
            Fluids, L.L.C. as Borrower;
            Texas Commerce Bank National
            Association, an Agent and as
            a Bank, and ABN Amro Bank
            N.V., Houston Agency and Den
            Norske Bank AS, as Co-Agents
            and as Banks, and the other
            banks new or hereafter
            parties hereto.
  10.3   -- Smith International, Inc.                       N/A        N/A         N/A      N/A
            Note Agreement dated May 21,
            1996.