Form 10-Q
period 1996-09-30
SMITH INTERNATIONAL INC
filed 1996-11-14
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    (Mark One)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________


                             Commission File Number
                                     1-8514

                           SMITH INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                       95-3822631
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

         16740 HARDY STREET
           HOUSTON, TEXAS                                        77032
(Address of principal executive offices)                       (Zip Code)

                                 (281) 443-3370
              (Registrant's telephone number, including area code)

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

                           YES  /X/     NO / /


The number of shares outstanding of the Registrant's common stock as of November 8, 1996 was 40,033,198.

                                    INDEX

PART I:  FINANCIAL INFORMATION


                                                                                                 Page No.
     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Statements of Operations -
                  For the Three and Nine Months Ended September 30, 1996 and 1995  . . . . . . .     3


              Consolidated Balance Sheets -
                  As of September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . .     4


              Consolidated Statements of Cash Flows -
                  For the Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . .     5


              Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . .     6



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .     11



            PART II:  OTHER INFORMATION


                 ITEMS 1 - 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15


            SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                          ------------------------   ----------------------
                                                             1996          1995         1996          1995
                                                          --------     -----------   --------      --------
REVENUES  . . . . . . . . . . . . . . . . . . . . .       $310,657    $ 229,437      $819,749      $635,016

COSTS AND EXPENSES:
  Costs of Revenues . . . . . . . . . . . . . . . .        207,259      152,794       545,119       424,040
  Selling Expenses  . . . . . . . . . . . . . . . .         51,153       40,808       137,837       113,672
  General and Administrative Expenses . . . . . . .         17,508       12,428        46,672        34,991
                                                          --------     --------      --------      --------

       Total Costs and Expenses . . . . . . . . . .        275,920      206,030       729,628       572,703
                                                          --------     --------      --------      --------

EARNINGS BEFORE INTEREST AND TAXES  . . . . . . . .         34,737       23,407        90,121        62,313

INTEREST EXPENSE, NET . . . . . . . . . . . . . . .          4,547        3,168        11,350         9,138
                                                          --------     --------      --------      --------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS . . . . . . . . . . . . . . . . . . . .         30,190       20,239        78,771        53,175

INCOME TAX PROVISION  . . . . . . . . . . . . . . .          6,629        3,937        17,423         9,186
                                                          --------     --------      --------      --------

INCOME BEFORE MINORITY INTERESTS  . . . . . . . . .         23,561       16,302        61,348        43,989

MINORITY INTERESTS  . . . . . . . . . . . . . . . .          6,957        4,559        16,815        11,317
                                                          --------     --------      --------      --------

NET INCOME  . . . . . . . . . . . . . . . . . . . .       $ 16,604     $ 11,743      $ 44,533      $ 32,672
                                                          ========     ========      ========      ========

EARNINGS PER SHARE (Note 3) . . . . . . . . . . . .       $   0.42     $   0.30      $   1.12      $   0.83
                                                          ========     ========      ========      ========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING . . . . . . . . . .         39,925       39,528        39,823        39,322
                                                          ========     ========      ========      ========



  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                                                              September 30,     December 31,
                                                                                  1996              1995
                                                                              -------------     ------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      $   12,790        $    14,845
  Receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         302,085            230,590
  Inventories, net (Note 4) . . . . . . . . . . . . . . . . . . . . . . .         278,339            221,952
  Deferred tax assets, net  . . . . . . . . . . . . . . . . . . . . . . .           5,689              3,925
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . .          19,526             13,979
                                                                               ----------        -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .         618,429            485,291
                                                                               ----------        -----------

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5) . . . . . . . . . . . . . . .         180,443            132,499

GOODWILL, NET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         129,543             43,925

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,210             41,129
                                                                               ----------        -----------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  973,625        $   702,844
                                                                               ==========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   83,396        $    71,439
  Short-term borrowings and current portion of long-term debt (Note 6). .          15,715             25,147
  Accrued payroll costs . . . . . . . . . . . . . . . . . . . . . . . . .          35,835             30,922
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .          17,543             11,977
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62,582             45,804
                                                                               ----------        -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .         215,071            185,289
                                                                               ----------        -----------

LONG-TERM DEBT (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . .         243,768            117,238

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .          15,652             15,754

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .         152,508             83,677

SHAREHOLDERS' EQUITY:
  Common stock -
    Authorized - 60,000 shares, $1 par value; issued and outstanding -
     40,025 and 39,807 in 1996 and 1995, respectively   . . . . . . . . .          40,025             39,807
  Common stock warrants -
    Class C warrants:  outstanding - 451 in 1996 and 1995 . . . . . . . .           7,278              7,278
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .         277,663            275,432
  Retained earnings (Accumulated deficit) . . . . . . . . . . . . . . . .          42,571             (1,962)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . . .          (6,997)            (5,755)
  Less - treasury securities, at cost (629 common shares
      and 451 Class C warrants in 1996 and 1995)  . . . . . . . . . . . .         (13,914)           (13,914)
                                                                               ----------        -----------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .         346,626            300,886
                                                                               ----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . .      $  973,625        $   702,844
                                                                               ==========        ===========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            ------------------------------
                                                                                             1996                   1995
                                                                                             ----                   ----
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 44,533             $  32,672
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .                23,188               18,382
    Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16,815               11,317
    Provision for losses on receivables . . . . . . . . . . . . . . . . . . . .                   733                  600
    Gain on disposal of property, plant and equipment . . . . . . . . . . . . .                (2,845)              (3,668)
    Foreign currency translation  . . . . . . . . . . . . . . . . . . . . . . .                   (98)                 688
  Changes in operating assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (40,671)             (18,954)
    Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (40,228)             (13,640)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,368              (13,279)
    Other current assets and liabilities  . . . . . . . . . . . . . . . . . . .                (2,633)                (211)
    Other non-current assets and liabilities  . . . . . . . . . . . . . . . . .                (5,530)              (7,133)
                                                                                               -------              -------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . .                (4,368)               6,774
                                                                                               -------               -----
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired . . . . . . . . . . . . . . . .               (63,563)              (7,781)
Purchases of property, plant and equipment  . . . . . . . . . . . . . . . . . .               (49,792)             (24,627)
Proceeds from disposal of property, plant and equipment . . . . . . . . . . . .                 8,377                6,751
                                                                                             --------              -------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .              (104,978)             (25,657)
                                                                                             --------              -------
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . . . .               129,782               14,859
Proceeds from exercise of stock options and warrants  . . . . . . . . . . . . .                 2,446                3,057
Net increase (decrease) in short-term borrowing . . . . . . . . . . . . . . . .               (23,516)               8,735
Principal payments of term loan debt  . . . . . . . . . . . . . . . . . . . . .               (10,000)             (10,000)
Contributions from (distributions to) minority interests, net . . . . . . . . .                 8,665               (2,520)
                                                                                              -------               ------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . .               107,377               14,131
                                                                                              -------               ------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . . .                   (86)                  55
                                                                                               ------               ------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .                (2,055)              (4,697)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .                14,845                8,145
                                                                                               ------                -----
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .               $12,790              $ 3,448
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


2)  ACQUISITIONS

    Anchor Drilling Fluids, A.S.

    On June 11, 1996, M-I Drilling Fluids L.L.C. ("M-I Drilling Fluids") acquired the assets of Anchor Drilling Fluids, A.S. ("Anchor") in exchange for cash of approximately $105.3 million. The Company utilized $73.4 million of borrowings under new loan agreements to finance their portion of the purchase price and retire certain debt assumed in the acquisition. The minority partner contributed $41.3 million to fund their portion of the acquisition costs, which is included in Minority Interests in the accompanying Consolidated Balance Sheet. In connection with the transaction, M-I Drilling Fluids incurred $15.3 million of accounting, legal and other acquisition-related costs.

    The Anchor acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $85.9 million, which has been recorded as goodwill and is being amortized over 40 years using the straight line method for book purposes. This allocation is based on preliminary estimates and may be revised when valuations of the assets acquired and the liabilities assumed are finalized.

    In connection with finalizing the transaction, M-I Drilling Fluids reached an agreement with the U.S. Department of Justice to modify a 1994 judgment issued by the U.S. District Court for the District of Columbia. Under a Divestiture Agreement, M-I Drilling Fluids agreed to hold the acquired assets of Anchor Drilling Fluids USA, Inc. ("Anchor USA") separate until a sale of those assets could be made to an acceptable purchaser. On August 27, 1996, M-I Drilling Fluids sold certain assets and liabilities of Anchor USA to Jordan Drilling Fluids, Inc. in exchange for cash of $1.0 million. Under the sale agreement, M-I Drilling Fluids retained a portion of the Anchor USA assets, primarily accounts receivable, which approximated $8.9 million at the date of sale. Certain costs associated with the Anchor USA sale, including the loss on sale of the operations, the losses incurred by those operations during the holding period and interest expense on the portion of the borrowings used to finance the purchase, have been included in the acquisition-related costs discussed above.

         The summarized unaudited pro forma results from continuing operations (excluding the results of the Anchor USA operations) for the nine months ended September 30, 1996 and 1995, assuming the acquisition had been made on January 1, 1996 and 1995, respectively, are as follows (dollars in thousands, except per share amounts):

                                                                           Nine Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                            1996         1995
                                                                            ----         ----
            Unaudited pro forma....................................      $ 869,630    $ 714,506
            Unaudited pro forma income from continuing                   =========    =========
            operations.............................................      $  44,436    $  32,822
                                                                         =========    =========
            Unaudited pro forma income from continuing
            operations per share...................................      $    1.12    $    0.83
                                                                         =========    =========

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

         The number of shares used in the computation was determined as follows (in thousands):

                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,               September 30,
                                                                          -------------------        --------------------
                                                                            1996         1995           1996         1995
                                                                            ----         ----           ----         ----
            Weighted average number of shares outstanding...............  39,370       39,146         39,332       39,005
            Common stock equivalents....................................     555          382            491          317
                                                                          ------       ------         ------       ------
            Average common and common equivalent
            shares outstanding..........................................  39,925       39,528         39,823       39,322
                                                                          ======       ======         ======       ======

4)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all of the domestic inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventories consist of the following (in thousands):

                                                                   September 30,            December 31,
                                                                        1996                    1995
                                                                    -----------             -----------
Raw Materials . . . . . . . . . . . . . . . . . . . . .              $  31,329               $  31,052
Work in Process . . . . . . . . . . . . . . . . . . . .                 51,080                  40,718
Finished Goods  . . . . . . . . . . . . . . . . . . . .                211,780                 163,597
                                                                      --------                --------
                                                                       294,189                 235,367
Reserves to state certain domestic inventories
  ($113,238 and $99,113 in 1996 and 1995,
    respectively) on a LIFO basis . . . . . . . . . . .                (15,850)                (13,415)
                                                                      --------                --------
  Inventories, net . . . . . . . . . . . . . . . . . . .             $ 278,339               $ 221,952
                                                                      ========                ========


5)  PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consists of the following (in thousands):


                                                                    September 30,           December 31,
                                                                         1996                    1995
                                                                      -----------           -----------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . .             $   17,620             $   16,997
Buildings and improvements  . . . . . . . . . . . . . . .                 38,936                 31,199
Machinery and equipment . . . . . . . . . . . . . . . . .                280,166                250,221
                                                                        --------               --------
                                                                         336,722                298,417
Less-accumulated depreciation . . . . . . . . . . . . . .               (156,279)              (165,918)
                                                                       ---------               --------
Net property, plant and equipment . . . . . . . . . . . .             $  180,443             $  132,499
                                                                       =========               ========

6) DEBT

Debt consists of the following (in thousands):

                                                                      September 30,           December 31,
                                                                           1996                  1995
                                                                           ----                  ----
Current:
  Short-term bank borrowings  . . . . . . . . . . . . . . .            $   5,313              $  14,438
  Current portion of long-term debt . . . . . . . . . . . .               10,402                 10,709
                                                                          ------                 ------
                                                                          15,715                 25,147
                                                                          ------                 ------

Long-term:
  Notes payable . . . . . . . . . . . . . . . . . . . . . .               96,000                 46,000
  Bank revolver . . . . . . . . . . . . . . . . . . . . . .               80,800                 50,400
  Term loan . . . . . . . . . . . . . . . . . . . . . . . .               20,000                 30,000
  Norwegian kroner term loan  . . . . . . . . . . . . . . .               49,259                      0
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .                8,111                  1,547
                                                                           -----                  -----
                                                                         254,170                127,947
  Less current portion of long-term debt  . . . . . . . . .              (10,402)               (10,709)
                                                                         -------                -------
  Long-term debt  . . . . . . . . . . . . . . . . . . . . .            $ 243,768              $ 117,238
                                                                         =======                =======

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

         Principal payments of long-term debt on a calendar year basis are as follows:


         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  26,464
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,005
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,914
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,980
         Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    144,405
                                                                                               -------
                                                                                             $ 243,768
                                                                                               =======

7)  CASH FLOW INFORMATION

    Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in thousands):

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ------------------------------
                                                                                       1996                   1995
                                                                                       ----                   ----
                       Income taxes..........................................         $  12,903            $   2,835
                       Interest..............................................         $   9,506            $   9,354


    The following schedule summarizes investing activities related to current year acquisitions (in thousands):

                       Fair value of assets, net of cash acquired of $5,535..........                $82,812
                       Goodwill recorded.............................................                 86,967
                       Less: Total liabilities assumed...............................                (68,302)
                       Less: Minority interest partner's contribution................                (37,914)
                                                                                                     --------
                       Cash paid for acquisition of businesses, net of cash  acquired                $63,563
                                                                                                     =======



8)  SUBSEQUENT EVENT

    Subsequent to September 30, 1996, the Company acquired The Red Baron (Oil Tools Rental) Limited, a Scottish company, in a transaction which is expected to be accounted for as a purchase. The Red Baron is a supplier of fishing and other downhole remedial products and services to the oil and gas industry. The purchase price of approximately $40 million was funded through a combination of available cash and the issuance of notes payable to the sellers.

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

    The Company operates in the global oil and gas services market and can be significantly impacted by fluctuations in exploration and drilling activity in the major energy producing areas. While exploration and drilling activity is primarily influenced by oil and natural gas prices, it may be affected by political actions and uncertainties, environmental concerns, capital expenditure plans of customers and the overall level of global economic growth and activity.

RESULTS OF OPERATIONS

REVENUES

         The Company operates through four business units which market the products manufactured and provide services throughout the world. The following table sets forth the amounts and percentages of revenues by business unit and by area, as well as average rig count data (in thousands, except rig count information):

                                         For the Three Months Ended                For the Nine Months Ended
                                               September 30,                             September 30,
                                    -----------------------------------       ------------------------------------
                                       1996                 1995                1996                 1995
                                      Amount      %        Amount     %        Amount       %       Amount      %
                                    ---------------      --------------       ---------------      ---------------
Breakdown by Business Unit:
  M-I Drilling Fluids..........     $  206,058   66      $  147,293   64      $  533,005   65      $  402,084   63
  Smith Tool...................         51,399   17          43,511   19         143,120   17         124,742   20
  Smith Drilling & Completions.         38,020   12          29,735   13         102,594   13          83,114   13
  Smith Diamond Technology.....         15,180    5           8,898    4          41,030    5          25,076    4
                                    ----------  ---      ----------  ---      ----------  ---      ----------  ---

          Total................      $  310,657  100      $  229,437 100      $  819,749  100      $  635,016  100
                                    ==========  ===      ==========  ===      ==========  ===      ==========  ===

Breakdown by Area:
  U.S. ........................     $  113,920   37      $   95,566   42      $  326,062   40      $  262,186   41
  Export.......................         19,836    6          11,835    5          50,408    6          37,009    6
  Non-U.S. ....................        176,901   57         122,036   53         443,279   54         335,821   53
                                    ----------  ---      ----------  ---      ----------  ---      ----------  ---


          Total................     $  310,657  100      $  229,437  100      $  819,749  100      $  635,016  100
                                    ==========  ===      ==========  ===      ==========  ===      ==========  ===

Average Active Rig Count:
  U.S. ........................            802                  746                  757                  710
  Canada.......................            275                  221                  254                  231
  Non-North America............            801                  758                  792                  755
                                    ----------           ----------           ----------           ----------

          Total                          1,878                1,725                1,803                1,696
                                    ==========           ==========           ==========           ==========

REVENUES BY BUSINESS UNITS

M-I Drilling Fluids

         The M-I Drilling Fluids operation provides drilling fluids systems, solids control equipment, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells worldwide. M-I Drilling Fluids revenues increased $58.8 million, or 40 percent, over the third quarter of 1995 and $130.9 million, or 33 percent, from the first nine months of 1995. The majority of the revenue increases over the third quarter of the prior year relate to the incremental revenues associated with the Anchor acquisition and the increased level of deep water drilling activity in the U.S. Gulf Coast area. Strong international revenue growth, primarily in Europe/Africa region which benefited not only from the addition of the Anchor operations but also from increased drilling activity, contributed to the majority of the increase over the first nine months of 1995.

Smith Tool

         The Smith Tool business unit manufactures and sells three-cone drill bits used in the oil and gas drilling industry and in mining applications. Smith Tool revenues increased $7.9 million and $18.4 million, or 18 percent and 15 percent, from the third quarter of 1995 and first nine months of 1995, respectively. Increased unit sales of the business unit's premium drill bits, which has been favorably impacted by the introduction of the new Magnum(TM) Bit line, and heightened worldwide drilling activity contributed to the increase. On a geographic basis, increased demand for Smith Tool products in the U.S and in the Europe/Africa region accounted for the majority of the growth over the prior year.

Smith Drilling & Completions

         The Smith Drilling & Completions business unit manufactures and markets downhole drilling tools and tubular drill string components and provides related drilling and completion services for drilling oil and gas wells. Drilling & Completions revenues increased $8.3 million, or 28 percent, from the third quarter of 1995 and $19.5 million, or 23 percent, from the first nine months of 1995. The increase is primarily attributable to higher levels of re-entry drilling activity in the U.S. Gulf Coast and increased demand for products and services in international markets, particularly Latin America.

Smith Diamond Technology

         The Smith Diamond Technology business unit manufactures and markets shear bits featuring cutters made of polycrystalline diamond (PDC) or natural diamonds at its Geodiamond division. Smith Diamond Technology also manufactures PDC's and cubic boron nitride at its Megadiamond and Supradiamant subsidiaries. These ultrahard materials are used in the business unit's diamond drill bits and in other specialized cutting tools. Smith Diamond Technology revenues increased $6.3 million and $16.0 million, or 71 percent and 64 percent, from the third quarter 1995 and first nine months of 1995, respectively. The increased revenues result from higher unit sales of the business unit's drill bits which increased over 50 percent from the third quarter of 1995. On a geographic basis, increased demand in the Latin America region, which was positively impacted by the introduction of new products and increased market activity, accounted for the majority of the increase over the prior year.

    For the periods indicated, the following table summarizes the operating results of the Company and presents results as a percentage of total revenues:

                                        For the Three Months Ended               For the Nine Months Ended
                                               September 30,                           September 30,
                                     ----------------------------------     -----------------------------------
                                       1996               1995                1996                 1995
                                      Amount    %        Amount      %       Amount      %        Amount     %
                                    ---------  ---      --------    ---     --------    ---      --------   ---
Revenues..........................   $310,657  100       $229,437   100     $819,749    100      $635,016  100
                                     --------             --------          --------              -------

Gross profit......................    103,398   33         76,643    33      274,630     34       210,976   33

Operating expenses................     68,661   22         53,236    23      184,509     23       148,663   23
                                    ---------   --     ----------    --     --------     --     ---------   --

Earnings before interest and
  taxes...........................     34,737   11         23,407    10       90,121     11        62,313   10
Interest expense, net.............      4,547    2          3,168     1       11,350      2         9,138    2
                                    ---------   --      ---------    --    ---------     --     ---------   --
Income before income taxes and
  minority interests..............     30,190    9         20,239     9       78,771      9        53,175    8
Income tax provision..............      6,629    2          3,937     2       17,423      2         9,186    1
                                    ---------   --      ---------    --    ---------     --     ---------   --
Income before minority interests..     23,561    7         16,302     7       61,348      7        43,989    7
Minority interests................      6,957    2          4,559     2       16,815      2        11,317    2
                                    ---------   --     ----------    --    ---------     --     ---------   --

Net income........................   $ 16,604    5       $ 11,743     5     $ 44,533      5      $ 32,672    5
                                    =========   ==     ==========    ==    =========     ==     =========   ==


         Total revenues for the third quarter of 1996 increased approximately $81.2 million, or 35 percent, over the same quarter in the prior year. The increase over the comparable quarter in the prior year relates to the addition of the Anchor operations and the higher level of worldwide drilling activity. The significant increase in international revenues resulted in the Company's non-U.S. revenues as a percentage of total revenues increasing from 58 percent in the third quarter of 1995 to 63 percent in the third quarter of 1996. Revenues for the first nine months of 1996 increased $184.7 million, or 29 percent, over the comparable period in 1995. Increased worldwide drilling activity, particularly in the U.S., Europe/Africa, and Latin America markets, and the inclusion of the Anchor operations contributed to the increase over the first nine months of 1995.

         Gross profit increased by $26.8 million, or 35 percent, from the third quarter of 1995 and $63.7 million, or 30 percent, from the first nine months of 1995. As a percentage of revenues, margins were comparable to the third quarter of 1995 and increased from 33 percent for the first nine months of 1995 to 34 percent for the same period in 1996. The gross profit increase over the prior year's results is primarily attributable to the significant revenue growth.

        Operating expenses, increased $15.4 million and $35.8 million from the third quarter and first nine months of 1995, respectively; however, as a percentage of revenues, operating expenses decreased to 22 percent, which is a slight decrease from the 23 percent reported in the third quarter of 1995, and is comparable on a year-to-year basis. The increase in absolute dollars primarily relates to increased selling costs associated with the higher revenues and the incremental operating costs associated with the Anchor operations for which no amounts were included the prior year.

         Net interest expense increased $1.4 million and $2.2 million over the third quarter and first nine months of 1995, respectively. The increase over the third quarter of the prior year relates primarily to the higher level of borrowings required to finance the Anchor acquisition. To a lesser extent, borrowings required to finance general working capital needs, which have increased as a result of the significant growth experienced by the Company, have contributed to the higher net interest expense amounts.

         The Company's effective tax rate for both the third quarter and first nine months of 1996 approximated 22 percent, which is higher than the rate for the comparable periods in the prior year and lower than the U.S. statutory rate. The effective rate increase from the prior year relates primarily to full utilization of U.S. alternative minimum tax net operating loss carryforwards during 1995. The effective rate was lower than the statutory rate, due primarily to the utilization of U.S. regular net operating loss carryforwards during the current year.

         Minority interests represent the share of M-I Drilling Fluids profits associated with the minority interest partner in the M-I Drilling Fluids operation as well as minority interests in investments in other joint ventures held by M-I Drilling Fluids. Minority interests increased by $2.4 million and $5.5 million from the third quarter and first nine months of 1995, respectively. The increase is due primarily to the higher level of M-I Drilling Fluids earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition remained strong at September 30, 1996. Working capital at September 30, 1996 increased $103.4 million, or 34 percent, from December 31, 1995. During the nine months ended September 30, 1996, cash required to support the Company's operations exceeded cash generated internally by approximately $4.4 million.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has domestic and international borrowing facilities for operating and financing needs. The Company had a $80.0 million revolving line of credit facility with a bank group and approximately $30.0 million of international borrowing facilities with various foreign banks. The Company had approximately $45.5 million of funds available for borrowings under these facilities. Additionally, the M-I Drilling Fluids revolving line of credit facility of $40.0 million had approximately $10.5 million of funds available for borrowing. The Company expects to be able to meet its ongoing working capital and capital expenditure requirements from existing cash on hand, operating cash flows and existing credit facilities.

         On October 9, 1996, the Company finalized the acquisition of The Red Baron (Oil Tools Rental) Limited in a transaction which is expected to be accounted for as a purchase. The purchase price was funded through a combination of available cash and the issuance of notes payable to the sellers. Aside from this acquisition, management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations.
These acquisitions, if they arise, may involve the use of cash or, depending on the size and terms of the transaction, may require debt or equity financing.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         (27)    Financial Data Schedule.

(b) Reports on Form 8-K

         The registrant filed a Form 8-K/A dated June 11, 1996, reporting under "Item 7. Financial Statements and Exhibits" the financial statements of businesses acquired, pro forma financial information and exhibits related to the acquisition of Anchor Drilling Fluids, A.S.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SMITH INTERNATIONAL, INC.
                                        Registrant



Date:  November 13, 1996              By: /s/ Douglas L. Rock
                                          -----------------------------------
                                          Douglas L. Rock
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Chief Operating
                                          Officer





Date:  November 13, 1996              By: /s/ Loren K. Carroll
                                          -----------------------------------
                                          Loren K. Carroll
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX


  Exhibit
    No.                   Description
  -------                 -----------

    27             Financial Data Schedule