Form 10-K405
period 1996-12-31
SMITH INTERNATIONAL INC
filed 1997-03-21
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 443-3370

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NEW YORK STOCK EXCHANGE, INC.
           COMMON STOCK                      PACIFIC STOCK EXCHANGE, INC.
         (TITLE OF CLASS)            (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on March 13, 1997 was $1,774,052,865 (39,423,397 shares at the closing price on the New York Stock Exchange of $45.00). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the Registrant.

     There were 40,199,788 shares of common stock outstanding at March 13, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Smith International, Inc. ("Smith" or the "Company") was incorporated in the State of California in January 1937 and reincorporated under Delaware law in May 1983. The Company is a leading worldwide supplier of products and services to the oil and gas drilling and production industry. Smith produces and markets drilling fluids and systems through its majority-owned subsidiary, M-I Drilling Fluids L.L.C. ("M-I"). Smith also manufactures and markets technologically-advanced drill bits through its Smith Tool and Smith Diamond Technology units and manufactures and markets drilling and completion products and services through its Smith Drilling & Completions unit. Approximately 98 percent of the Company's revenues are derived from the oil and gas drilling and production industry with the remainder related to the mining and industrial markets.

     The Company's business units supply products and provide services to the petroleum services segment. The information regarding business segments and U.S. and non-U.S. operations appears in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

ACQUISITIONS AND DISPOSITIONS

     The Company has acquired and disposed of certain assets during the past five years. A description of the material transactions follows.

  Acquisitions of A-Z/Grant and Lindsey Completion Systems

     On December 22, 1993, the Company acquired the product line assets of A-Z/Grant and Lindsey Completion Systems ("A-Z/Grant" and "Lindsey") for $19.0 million in cash. The A-Z/Grant and Lindsey operations are leading providers of downhole tools, remedial services and liner hangers to the oil and gas industry.

Acquisition of M-I Drilling Fluids L.L.C.

     On February 28, 1994, the Company acquired a 64 percent interest in M-I in exchange for cash and a note payable totaling $160.0 million. M-I is a Houston, Texas based provider of drilling and completion fluids and systems, solids-control equipment and waste management services to the oil and gas drilling industry.

Acquisition of Anchor Drilling Fluids, A.S.

     On June 11, 1996, M-I acquired the assets of Anchor Drilling Fluids, A.S. ("Anchor") in exchange for cash of approximately $105.3 million. Anchor is a Stavanger, Norway based operation which is principally engaged in providing drilling fluid products and services to the offshore oil and gas industry.

Acquisition of The Red Baron Ltd.

     On October 9, 1996, the Company acquired all of the outstanding shares of The Red Baron (Oil Tools Rental) Ltd. ("Red Baron") in exchange for cash and notes payable of approximately $40.3 million. Red Baron is an Aberdeen, Scotland based supplier of fishing and other downhole remedial products and services to the oil and gas industry.

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

 INDUSTRY OVERVIEW

     Substantially all of the Company's products and services are used in the process of drilling oil and natural gas wells. Therefore, the level of drilling activity is a useful general indicator of the demand for the products and services of the Company at any given time. The level of drilling activity is determined by a variety of factors over which the Company has no control, including the current and anticipated market price of crude oil and natural gas, the production levels of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and gas producers, the regional supply and demand for oil and natural gas, the level of worldwide economic activity and the long-term effect of worldwide energy conservation measures. The worldwide average rig count increased approximately 7 percent from 1,713 in 1995 to 1,842 in 1996.

     Management anticipates that total worldwide drilling activity will continue to increase from historical activity levels; however, the rate of growth may be lower than the 1996 growth rate. The average worldwide rig count increased approximately 7 percent over 1995 levels due to strong North American growth which was driven by higher U.S. land rig activity and record Canadian activity levels. The 1997 worldwide rig count is expected to increase from 1996 levels due to higher non-U.S. rig count activity, primarily in Latin America and the Middle and Far East geographic regions.

BUSINESS OPERATIONS

  M-I Drilling Fluids L.L.C.

     Products and Services. Through its majority-owned subsidiary M-I, the Company provides drilling fluids systems, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells worldwide. Drilling fluid products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, keep rock cuttings in suspension to remove them from the hole and maintain the stability of the wellbore. Technical services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include recommending products and systems during the well planning phase, testing drilling fluid properties and recommending adjustments during the drilling phase and analyzing well results after the well is completed to improve the performance of wells to be drilled in the future.

     M-I offers water-base, oil-base and synthetic-base drilling fluid systems. These are chemically complex systems comprised of a number of products designed to ensure that the diverse functions of the fluid are met. Weighting agents, composed of high specific gravity materials such as barite and hematite are added to drilling fluid systems to increase their density. When drilling through pressurized zones, the added weight creates hydrostatic pressures that hold back formation pressures and prevent an influx of fluids from the formation into the hole. Thickening agents, or viscosifiers, produce the viscosity needed to remove the cuttings from the bit and provide adequate gel strength to suspend the cuttings when circulation is interrupted. Bentonite, a naturally occurring clay, is the most widely used viscosifier. Polymers are used to control viscosity and gel strengths and for thinning a fluid that has become too thick from formation cuttings. Loss circulation materials, such as fibers, flakes and shells, plug pores in the formation to prevent the loss of the drilling fluid system into the formation. Finally, specialty products are used in certain circumstances to complement the base products, acting to reduce torque and drag, free stuck pipe and add or enhance temperature stability.

     Oil-base drilling fluids are used to drill water-sensitive shales, to reduce torque and drag and to drill in areas where stuck pipe is likely to occur. These systems are low viscosity systems that sharply increase rates of penetration in certain drilling areas of the world. Synthetic-base drilling fluids are used in similar drilling environments and often exceed the superior performance characteristics of oil-base drilling fluids.

     In June 1996, M-I completed the acquisition of Anchor, one of the largest suppliers of products and services in the global drilling fluids industry. The acquisition strengthened M-I's market position in the Eastern Hemisphere drilling fluids market, most notably, in the North Sea and West African markets; expanded M-I's offering in synthetic and advanced water-base fluid designs; and provided an additional laboratory and technical support facility to complement its primary facility in Houston, Texas.

     During 1996, M-I also completed the construction of completion fluid mixing and storage facilities at several of its major U.S. supply bases to serve the Gulf Coast completion fluid market. Completion fluids, also known as clear brine fluids, are solids-free, clear salt solutions that have high specific gravities. Combined with a range of specialty chemicals, these fluids are used by operators in the oil and gas industry to control bottom-hole pressures and to meet a well's specific corrosion, inhibition, viscosity and fluid loss requirements during the completion and workover phases. These systems are specially designed to maximize well production by minimizing formation damage that can be caused by solids-laden systems. M-I provides a complete line of completion fluids products and services, including a full range of low- and high-density brines, specialty chemicals, filtration and chemical treatment services used in the reclamation of these specialized fluids and technical engineering and laboratory support services.

     In September 1996, M-I finalized a joint venture agreement with Sonatrach, the state oil company of Algeria. This joint venture, M-I Algeria S.P.A., will supply an extensive line of drilling, completion and workover fluids as well as advanced production chemicals. It will also provide products and technical service support in fluids engineering, solids control and waste minimization technologies, including the environmentally-responsible disposal of fluid wastes. As the major shareholder in the joint venture, M-I hopes to achieve a stronger, long-term presence in Algeria, one of the world's fastest growing regions in the foreseeable future for exploration and production.

     M-I's geothermal/air drilling operations provide air drilling services to the geothermal, oil and natural gas drilling markets. These services include the rental of high-volume, high-pressure compressors and related equipment, along with expert technical support and fluid products associated with air drilling.

     M-I's Federal Wholesale and Industrial Products group specializes in marketing drilling fluids products and chemicals to the waterwell, mining, trenchless technology, general industrial, construction and foundry industries. Federal also provides wholesale drilling fluid products to other drilling fluid suppliers and large-quantity long-term product tenders to operators who require products without engineering services.

     Through its Swaco operations, a complete line of solids control, pressure control, rig instrumentation and waste remediation services are offered to the worldwide drilling market on both a sale and rental basis. Key products in the pressure control line include the D-Gasser and Super Choke, which hold dominant market positions, as well as the Super Mud Gas Separator, which protects against the large pressure surges encountered in underbalanced drilling operations used in horizontal wells. The solids control product line of shakers, hydroclones and centrifuges has been designed to offer operators the option to drill "dry locations", where drilling fluid waste is minimized and handled in an environmentally-safe manner. Swaco's rig instrumentation line features the SMART(TM) and GEO-SMART Data Acquisition Systems, advanced monitoring systems that measure, monitor and display the drilling status of a well with high speed accuracy.

     With the acquisition of Baker Hughes Treatment Services in January 1995, Swaco expanded its role as a leading supplier of waste minimization and product recovery services to the oilfield industry. These services include location management services, including the monitoring of waste fluids and solids and the design and maintenance of reserve pits and ditches at the drilling location. Swaco also provides waste treatment services, such as water treatment, dewatering and the slurrification/solidification of contaminated wastes; and waste disposal services, including land farming or bioremediation of drilling waste, thermal desorption, annular injection and trenching/burial services.

     Competition. M-I competes in a number of distinct segments and faces a number of different competitors within the oil service industry. The major competitors in the worldwide drilling fluids industry are Baroid Drilling
Fluids (a division of Dresser Industries, Inc. ("Dresser")), Inteq ( a division of Baker Hughes, Inc. ("Baker Hughes")) and Dowell Drilling Fluids (a division of Schlumberger, Inc.). While these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally-based competitors as well as limited product producers that market their products without technical services.

     M-I Completion Fluids has four main competitors in the sale of clear brine fluids to end-use markets: Baroid Completion Fluids (a division of Dresser), Tetra Technologies, Inc., OSCA, Inc. (a subsidiary of Great Lakes Chemical Corporation) and Ambar, Inc. This market is highly competitive, and competition is based primarily on product availability, technical service and price.

     Swaco competes with Brandt/EPI (a subsidiary of Tuboscope Vetco International Corporation), Derrick Oil Services and Martin Decker Totco (a subsidiary of Varco Industries). Additionally, there are a number of regional suppliers that provide a limited breadth of equipment and services tailored for their local markets. Competition is based on product availability, equipment performance, technical support and price.

  Smith Tool

     Products. The Company offers drill bits under the Smith Tool(TM) and Smith Mining(TM) product lines. The Smith Tool unit designs, manufactures and markets drill bits used in drilling oil and gas wells and mining applications. Drill bit sizes range from 3 1/2 to 28 inches in diameter for the petroleum industry and from 2 15/16 to 16 inches in diameter for the mining industry. Most bits manufactured by the Company are three-cone drill bits. The surfaces of the cones are comprised of different types of pointed structures that are referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert") which is usually tungsten carbide. In the last few years, there has been a significant increase in demand for drill bits in which the tungsten carbide insert is coated with polycrystalline diamond. The Company is the only manufacturer offering this product on a commercial basis.

     The cutting structures in mining bits are principally tungsten carbide inserts. Mining bits are typically utilized for shallow drilling to place explosives for blasting in open pit mining operations. Other mining bits using both tungsten carbide and diamond enhanced inserts have been designed for use with air driven percussion tools and are known as hammer bits.

     Competition. Besides the Company, Hughes Christensen (a division of
Baker Hughes), Security DBS (a division of Dresser) and Reed Tool (a division of Camco International, Inc. ("Camco")) are the three major competitors in the petroleum drill bit business. While the Company and Hughes Christensen maintain the leading shares of worldwide revenues of three-cone drill bits, they compete with over 20 other competitors. Competition for sales of petroleum drill bits is generally based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. Competition for sales of mining drill bits generally is based on a number of factors, including price, performance and availability.

  Smith Drilling & Completions

     Products and Services. The Smith Drilling & Completions business unit manufactures and markets product lines under the following names: Drilco/Grant, A-Z/Servco, Smith Red Baron and Lindsey Completion Systems. In general, all product lines are manufactured, marketed, sold and maintained by the same management, operations and sales personnel operating out of 29 locations outside the U.S. and 19 U.S. locations. Houston, Texas is the sales, management, engineering and manufacturing headquarters for this business unit.

     The Drilco/Grant product group includes rotating drilling heads, automatic connection torque monitoring and control systems, downhole drilling tools, tubular drill string components, drilling tool inspection products and services and machine shop services. The rotating drilling heads are rented and sold to the end users primarily in air drilling areas and in underbalanced drilling areas. The downhole tools are sold or rented to the end users and include stabilizers to centralize the drill string and reamers to maintain a uniform hole diameter.

     The tubular products, manufactured under the Drilco/Grant product group, include: drill collars, to provide drilling weight to the bit; Hevi-Wate(TM) drill pipe, to provide stress transition between drill collars and conventional drill pipe or to provide drilling weight to the bit in horizontal drilling; connecting subs, to attach drill string members of differing diameters and connections; and kellys, to rotate the drill string on conventional drilling rigs.

     The A-Z/Servco and Smith Red Baron product groups provide downhole remedial, re-entry and fishing tools for use in connection with the drill string for specialized drilling and workover operations. Products include the patented Reamaster(TM) and Underream-While-Drilling System(TM) which allow two operations to be performed simultaneously. The product group also includes the patented Millmaster(TM) Performance Milling System, the patented Packstock(TM) and Anchorstock(TM) Performance Window Cutting System and the newly developed Trackmaster(TM). These products provide a sidetrack or section milling operation to remove a section of casing permitting the well to be re-drilled using the existing casing slot. In addition the product groups provide hole opening and underreaming services to enlarge the wellbore to allow for annular area for proper cementing of the casing or for gravel pack displacement; packer milling to remove production packers; conventional milling to remove wellbore obstructions; mechanical, hydraulic and explosive pipe cutting to remove casing during a well abandonment; and fishing services to remove wellbore obstructions during workover operations, including coil tubing operations.

     The Lindsey Completion Systems product line includes liner hangers, cementing products and tools, liner top packers and tie-back equipment, setting tools, plus the service personnel to supervise the running and setting of the necessary liner and completion products. These products are used primarily in deep wells and in critical well completions because of the technological advantage.

     The Company maintains field service centers which provide inspection and repair services of the Company's drill string components, customer-owned tubular goods and for the Company's rental tools and services. These field service centers also serve as the distribution points for all the Smith Drilling & Completions' products and are an important part of the Company's marketing efforts.

     Competition. Competition in the drilling and completions sales, rentals and services market is primarily based on performance, quality, reliability, service, price, response time and, in some cases, breadth of products. Smith Drilling & Completions attributes its competitive position to its commitment to technological advancements that add value to the customer's programs plus the quality, performance and service of its products and employees. The Company's major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford Enterra, Inc., Baker Oil Tools (a division of
Baker Hughes) and numerous small local companies. The main competitors in the completion markets are Baker Oil Tools and TIW Corporation.

  Smith Diamond Technology

     Products. The Company also designs, manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamond. The Company manufactures PDC and cubic boron nitride at its MegaDiamond and SupraDiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. MegaDiamond developed and uses patented processes for applying diamonds to a curved surface with multiple transition layers. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provides the Company a cost and technological advantage. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into several non-energy cutting tool markets. Diamond enhanced products last longer and increase penetration rates, which decreases overall drilling costs in certain formations. The Company believes that its ability to develop specialized diamond inserts for specific applications will provide new business opportunities such as Diamond Enhanced Insert roller cone bits and Impax(TM) hammer bits as well as non-energy cutting tool applications.

     Competition. The Company's major competitors in the petroleum shear bit business are Hycalog (a division of Camco), Hughes Christensen (a division of Baker Hughes) and Security DBS (a division of Dresser). Competition for sales of petroleum shear bits is generally based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality and reliability as well as technological advances, such as the Diamond Enhanced Inserts, provide its products with a competitive advantage.

INTERNATIONAL OPERATIONS

     Sales to the oil drilling markets outside the U.S. are a key strategic focus of Smith management. The Company markets its products and services through its subsidiaries, joint ventures and sales agents in virtually all petroleum producing areas of the world, including Canada, the North Sea/Europe, the Middle East, Latin America, Asia/Pacific and Africa. As a result, 61 percent of the Company's total revenues in 1996 were generated from sales in non-U.S. markets, compared to 59 percent in 1995.

     Historically, drilling activity outside the U.S. has been less volatile than in the U.S. due to the relatively high costs of exploration and development programs which can only be undertaken by major oil companies, consortiums and national oil companies. These entities operate under longer term strategic priorities than do the independent drilling operators that are more common in the U.S. market.

SALES AND DISTRIBUTION

     The Company markets its products on a worldwide basis, employing Company personnel and independent sales agents. In addition, independent distributors and unconsolidated joint ventures market the Company's products in many locations. Sales efforts are also directed to end users in the drilling and completion industry including independent drilling contractors, major and independent oil companies and national oil companies.

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

     Management believes that it has sufficient existing manufacturing capacity to meet anticipated demand for its products and services.

RAW MATERIALS

     Through its company-owned mines located in the U.S. and abroad, M-I has the capability to produce a large portion of its requirements for barite and bentonite. Barite reserves are located in the U.S., the United Kingdom and Morocco. Bentonite is produced from ore deposits in the U.S. and Greece. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are ready for production when market conditions dictate. In addition to its own production, M-I purchases a majority of its worldwide barite requirements from suppliers outside the U.S., located mainly in the People's Republic of China, India and Morocco.

     The Company purchases a variety of raw materials for its Smith Tool, Smith Diamond Technology and Smith Drilling & Completions units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company purchases a significant amount of tungsten carbide inserts and U.S. forging requirements from two suppliers under separate supply agreements. The Company believes that numerous alternative supply sources are available for all such materials. The Company produces PDC in Provo, Utah; Grenoble, France; and Scurelle, Italy for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit manufacturer producing its own PDC.

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

     The M-I business unit maintains an aggressive research and development effort, reflecting the market's demands for better performance in the more hostile drilling environments and the heightened concern over protecting the environment where drilling and completion operations are conducted. Through its research facilities in Houston, Texas; Stavanger, Norway; and Bogota, Colombia, it provides basic research, testing and technical support for its field engineers. Its environmental services group evaluates and monitors toxicity data and safe material handling procedures on all of its products, enabling the customer to design a drilling program that is environmentally responsible and safe.

     M-I's focus on research and development has led to the development and introduction of several new drilling fluids products, systems and services, most notably, FLO-PRO(TM), the family of NOVA(TM) systems, VIRTUAL HYDRAULICS(TM), KLA-GARD(TM) and DRIL-KLEEN(TM). The FLO-PRO system is a rheologically-engineered water-base system designed to drill the productive interval of horizontal and highly-deviated wells. The non-damaging character of a FLO-PRO system, coupled with its cuttings suspension and transport performance, results in reduced drilling and completion costs as well as maximum reservoir productivity. In the summer of 1995, FLO-PRO's contribution was formally recognized by the drilling industry when it was awarded Petroleum Engineer International's Special Meritorious Award for Engineering Innovation.

     The NOVA family includes NOVADRIL(TM), NOVAPLUS(TM) and NOVATEC(TM), which together comprise M-I's olefin-base non-toxic invert emulsion drilling fluids systems. These systems offer many of the performance advantages of conventional fluid systems but, because they are man-made olefins and contain no aromatics or other Clean Water Act priority pollutants, they avoid the environmental problems associated with using diesel oil. NOVA systems have been successfully used in all sectors of the North Sea, Australia and the U.S. Gulf of Mexico, particularly in the Gulf's emerging deepwater frontiers where drilling performance and environmental quality are paramount.

     VIRTUAL HYDRAULICS is an advanced engineering software tool designed to simulate the effects of temperature and pressure on the viscosity and circulating densities for oil- and synthetic-base drilling fluid systems. An understanding of synthetic fluid rheology is a critical element in the operator's plan to prevent the loss of fluid to the formation, thereby reducing overall drilling costs.

     With the acquisition of Anchor, M-I expanded its synthetic technology to include AQUAMUL II(TM), an acetal base fluid that offers hydraulics and hole cleaning capabilities, high temperature stability and lubricity and contamination tolerance. This technology provides M-I with one of the most complete lines of synthetic systems in the drilling fluids industry. Anchor also contributed GLYDRIL 2000(TM), a glycol-base polymer fluid system designed for highly water-sensitive shales. Like AQUAMUL II, this system strengthens M-I's line of premium drilling fluid systems.

     KLA-GARD is a shale stabilizer that reduces the swelling of water-sensitive or thick "gumbo" shales that inhibit drilling performance. The DRILL-KLEEN detergent is a concentrated, low-toxicity additive designed to prevent bit- and bottom-hole assembly balling in all water-base drilling fluids, promoting higher rates of penetration in drilling operations.

     The Smith Tool, Smith Drilling & Completions and Smith Diamond Technology units maintain product development and engineering departments whose activities are directed to developing new products and processes, improving existing product lines and designing specialized products to meet customer requirements. Experimental work in metallurgy also comprises a significant portion of the work of these departments. For example, recent new product developments include: the Magnum(TM) line of rock bits, tungsten carbide insert and milled tooth Spinodal(TM) bearing roller cone bits, Diamond Enhanced Insert roller cone bits, steerable motor PDC and roller cone bits; Diamond Enhanced Stabilizers; Twin Edge(TM), Geo-Grid(TM), GeoCoat(TM) and Sonic(TM) cutters for PDC drill bits and Diamond Enhanced Impax(TM) hammer bits; the Servco Millmaster(TM) carbide cutting structure; the Trackmaster(TM) one trip side tracking system; and the Servco Superdome(TM) PDC underreamers and hole openers. In recent years, the Company has received special meritorious awards for engineering innovations from Petroleum Engineer International magazine. One such award was for the placement of PDC on curved surfaces for rock bit cutting structures, underreamers and hole openers while another was for the development of a new hardfacing material for use on milled tooth drill bits.

     The Company also maintains a drill bit data base which records the performance of substantially all drill bits used in the U.S. over the last 15 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements with product development. Management believes this proprietary data base gives the Company a competitive advantage in the drill bit business.

     The Company has historically maintained its research and engineering expenditures at a high level to enable it to maintain its technological and performance leadership and to broaden its product lines. The Company's expenditures for research and engineering activities amounted to $27.8 million in 1996, $21.4 million in 1995 and $14.6 million in 1994. In 1996, research and engineering expenditures approximated 2.4 percent of revenues.

     Although the Company has over 650 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

EMPLOYEES

     At December 31, 1996, the Company had 5,975 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES

     The principal facilities and properties utilized by the Company at December 31, 1996 are shown in the table below. Generally the facilities and properties are owned by the Company with the exception of the Grenoble, France location.

                                                                                Approx.
                                  Principal Products Processed         Land   Bldg. Space
Location                                 or Manufactured              (Acres)  (sq. ft.)
--------                                 ---------------              -------  ---------
M-I Drilling Fluids Unit:
  Greybull, Wyoming ..........   Bentonite mine and processing         8,394   110,000
  Appleton, Wisconsin ........   Drilling fluid chemical products         10    93,000
  Wharton County, Texas ......   Drilling fluid chemical products        100    61,000
  Milos, Greece ..............   Bentonite mine and processing           124    55,000
  Karmoy, Norway .............   Barite and bentonite processing           5    51,000
  Greystone, Nevada ..........   Barite mine and processing              268    50,000
  Battle Mountain, Nevada ....   Barite processing                        23    43,000
  Zelmou, Morocco ............   Barite mine                           3,954    41,000
  Zavalla, Texas .............   Drilling fluid chemical products         33    36,000
  Amelia, Louisiana ..........   Barite processing                        26    25,000
  Galveston, Texas ...........   Barite processing                         6    21,000
  Aberdeen, Scotland .........   Barite and bentonite processing           2    12,000
  Foss/Aberfeldy, Scotland ...   Barite mine and processing              102    10,000
  Westlake, Louisiana ........   Barite processing                         3        --

Smith Tool, Smith Drilling & Completions Services and Smith Diamond Technology
Units:
  Houston, Texas .............   Tubulars, surface and downhole           82   618,000
                                  tools, remedial products, liner
                                  hangers, diamond bits
  Ponca City, Oklahoma .......   Drill bits                               15   207,000
  Grenoble, France ...........   Synthetic diamond materials              17   160,000
                                  and cubic boron nitride
  Saline di Volterra, Italy ..   Drill bits                               11    92,000
  Aberdeen, Scotland .........   Downhole tools and remedial products     10    91,000
  Scurelle, Italy ............   Synthetic diamond materials               4    31,000
  Provo, Utah ................   Synthetic diamond materials               4    30,000

     The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained. Due to a historical downturn that occurred in the business, the Company's manufacturing facilities operated below capacity. A portion of the U.S. facilities are currently being held for sale by the Company.

ITEM 3. LEGAL PROCEEDINGS

     Executive Life

     On March 4, 1992, the Company was served with a complaint in the U.S. District Court in the Central District of California, entitled Lynn Martin, Secretary of the U.S. Dept. of Labor v. Smith International, Inc., et al., which alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of Executive Life Insurance Company ("Executive Life") annuities. Executive Life was placed in conservatorship in 1991 by the California Insurance Commissioner and has since emerged from conservatorship as Aurora National Life Assurance Company, Inc. ("Aurora"). Aurora will honor in part Executive Life's past and continuing commitments under the annuities outstanding; however, a portion of these obligations will not be paid. In December 1994, the parties agreed in principle to a settlement. Pursuant to a consent order, the Company paid $4.07 million into an escrow account, the majority of which was paid by the Company's insurance carrier. The Company recognized its portion of the settlement of approximately $1.0 million in 1994. The settlement is on deposit in the escrow account and the parties have agreed on the amount and manner of the distributions to the Plan participants, however, the timing is subject to a court hearing. In the opinion of management, this matter will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

     Operating Industries. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA has been conducting various activities at the Operating Industries, Inc. ("OII") site, a disposal site on the NPL located in Monterey Park, California. On June 14, 1988, the United States District Court entered an order approving a Stipulation and Agreement to Compromise and Settle EPA's claim against the Company (the "OII Settlement Agreement"). Under the OII Settlement Agreement, the Company further agreed to pay its allocable share of total future site response costs at the OII site, such share, however, to be limited to the lesser of $5.0 million or 0.65 percent of future site response costs.

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

     On September 16, 1993, the EPA issued the ROD for the remainder of the Chemform Site, which addressed site-related soil contamination. The ROD determined that no further Superfund action was necessary to address Operable Unit Two at the site; however, the Florida DEP requested that additional soil be removed at the Chemform Site. The Company and the two other PRPs performed the soil removal requested under the oversight of the Florida DEP and has provided a Technical Memorandum summarizing this action to the EPA and the Florida DEP. The Company has not received any written response from either the EPA or the Florida DEP. In April 1996, the Company and the other PRPs received a letter from the EPA demanding approximately $0.8 million in response and oversight costs. The Company and the other PRP's are contesting this claim and are requesting additional information. As the EPA still retains jurisdiction over the Chemform Site, it is possible that additional issues may arise which would require further resolution, including the claim by the EPA for payment of past oversight or response costs incurred. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

     General Environmental. At December 31, 1996, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $3.6 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for Superfund sites and for properties currently or previously owned or leased by the Company. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

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

    NAME, AGE AND POSITIONS             PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
    -----------------------             -------------------------------------------
Douglas L. Rock(50).................     Chairman of the Board since February
  Chairman of the Board,                   1991; Chief Executive Officer,
  Chief Executive Officer,                 President and Chief Operating Officer
  Operating Officer                        since March 1989.

Loren K. Carroll(53)................     President and Chief Executive Officer of
  Executive Vice President and             M-I Drilling Fluids, L.L.C. since March
  Chief Financial Officer of the           1994; Executive Vice President and
  Company; President and Chief             Chief Financial Officer since October
  Executive Officer of M-I                 1992; member of the Board of Directors
  Drilling Fluids L.L.C.                   since November 1987; President of the
                                           Geneva Business Services and a Director
                                           of Geneva Companies from March 1989 to
                                           October 1992.

Neal S. Sutton(51)..................     Senior Vice President--Administration
  Senior Vice President--                  since December 1994; Vice
  Administration, General                  President--Administration from March
  Counsel and Secretary                    1992 to December 1994; Vice President,
                                           Secretary and General Counsel of the
                                           Company since January 1991.

John J. Kennedy(44).................     Vice President, Chief Accounting Officer
  Vice President, Chief                    and Treasurer since March 1994;
  Accounting Officer and                   Treasurer from May 1991 to March 1994.
  Treasurer

D.  Barry Heppenstall(50)...........     President, Smith Tool since May 1994;
  President, Smith Tool                    Vice President and General
                                           Manager--Drill Bits from March 1992 to
                                           May 1994; Vice President--Smith Tool
                                           Manufacturing from September 1990 to
                                           March 1992.

Richard A. Werner(55)...............     President, Smith Drilling & Completions
  President, Smith Drilling &              since May 1994; Vice President and
  Completions                              General Manager--Smith Drilling and
                                           Completion Services from December 1993
                                           to May 1994; Vice President and General
                                           Manager--Drilco/Servco from March 1993
                                           to December 1993; Vice President and
                                           General Manager--Downhole Tools and
                                           Services from May 1991 to March 1993.

Roger A. Brown(51)..................     President, Smith Diamond Technology since
  President, Smith Diamond                 April 1995; Vice President and General
  Technology                               Manager, Eastern Hemisphere Operations,
                                           Reda Pump Company, Division of Camco
                                           International, Inc. from November 1993
                                           to March 1995; President, Hycalog,
                                           Division of Camco International, Inc.
                                           from November 1990 to October 1993.

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

                                                                 COMMON STOCK
                                                                 ------------
                                                             HIGH          LOW
                                                             ----          ---
1995
  First Quarter ......................................       14 1/2           11
  Second Quarter .....................................       19 3/8           14
  Third Quarter ......................................           19       15 1/8
  Fourth Quarter .....................................       23 7/8           15
1996
  First Quarter ......................................       25 1/2       19 7/8
  Second Quarter .....................................       33 3/8       24 3/8
  Third Quarter ......................................       36 5/8       29 3/8
  Fourth Quarter .....................................           48       35 1/4

     On March 13, 1997, the Company had 3,146 Common Stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $45.00.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                           1996         1995         1994         1993          1992
                                        ----------   ----------   ----------   ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ............................   $1,156,658   $  874,544   $  653,901   $  220,712    $  210,669
Gross profit ........................      392,062      292,540      221,274       79,963        71,535
Income from continuing
  operations before litigation
  settlement, interest and taxes ....      132,520       86,248       60,104       18,575        10,260

Income (loss) from continuing
  operations before discontinued
  operations and change
  in accounting principle ...........       64,444       45,592       35,879       (3,995)        1,164
Income (loss) from discontinued
  operations ........................         --           --           --         73,623        (2,975)
Loss from change in accounting
  principle .........................         --           --           --         (1,300)         --
Net income (loss) ...................   $   64,444   $   45,592   $   35,879   $   68,328    $   (1,811)

PER SHARE DATA:
Net income (loss) applicable to
  common stock -
   From continuing operations
    before discontinued operations
    and change in accounting
    principle .......................   $     1.62   $     1.16   $     0.92   $    (0.13)   $    (0.02)
   From discontinued operations .....         --           --           --           1.95         (0.08)
   From change in accounting
    principle .......................         --           --           --          (0.03)         --
                                        ----------   ----------   ----------   ----------    ----------
   Net income (loss) ................   $     1.62   $     1.16   $     0.92   $     1.79    $    (0.10)
                                        ==========   ==========   ==========   ==========    ==========

BALANCE SHEET DATA:
Total assets ........................   $1,074,582   $  702,844   $  619,780   $  348,386    $  370,482

Long-term debt ......................   $  228,443   $  117,238   $  115,000   $   46,000    $   46,000

Total shareholders' equity ..........   $  368,536   $  300,886   $  253,121   $  214,466    $  149,785

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. It should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

     The Company's primary business is the manufacture and sale of premium products and services to the oil and gas industry's exploration and production sectors. The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. The level of worldwide drilling activity is influenced by the prices of oil and natural gas but may also be affected by political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

     Management anticipates that total worldwide drilling activity will continue to increase from historical activity levels; however, the rate of growth may be lower than the 1996 growth rate. The average worldwide rig count increased approximately 7 percent over 1995 levels due to strong North American growth which was driven by higher U.S. land rig activity and record Canadian activity levels. The 1997 worldwide rig count is expected to increase from 1996 levels due to higher non-North American rig count activity, primarily in Latin America and the Middle and Far East geographic regions. Management believes that the Company's operations are well positioned to benefit from the expected increase in non-North American oil and gas drilling activity.

     Management also believes, with the increase in offshore rig dayrates and other fixed costs, operators are shifting exploration and production spending toward value-added, technology-based products which reduce the cost of their overall drilling programs. Additionally, the significant level of extended-reach drilling programs, which often involve more difficult drilling conditions, increases the need for efficient products and services which reduce both drilling time and formation damage. The Company continues to focus on investing in the development of technology-based products which considerably improve the drilling process through increased efficiency and rates of penetration. Management believes the overall savings realized by the use of the Company's premium products, such as polycrystalline diamond drill bits, diamond enhanced three-cone drill bits and synthetic drilling fluids, compensate for the higher costs of these products over their non-premium counterparts.

RESULTS OF OPERATIONS

  Revenues

     The Company operates through four business units which market the products manufactured and services provided throughout the world. The following table presents revenue and average rig count information for the periods shown (in thousands, except rig count information):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                 1996                      1995                     1994
                                       -----------------------   -----------------------   -----------------------
Revenues by Business Unit:               AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                       ----------   ----------   ----------   ----------   ----------   ----------
  M-I Drilling Fluids L.L.C ........   $  752,326           65   $  556,394           64   $  382,597           59
  Smith Tool .......................      196,691           17      167,116           19      154,912           23
  Smith Drilling & Completions .....      148,722           13      115,245           13       92,095           14
  Smith Diamond Technology .........       58,919            5       35,789            4       24,297            4
                                       ----------         ----   ----------         ----   ----------         ----
    Total ..........................   $1,156,658          100   $  874,544          100   $  653,901          100
                                       ==========         ====   ==========         ====   ==========         ====

Revenues by Area:

  U.S ..............................   $  451,147           39   $  358,392           41   $  280,435           43
  Export ...........................       71,470            6       50,454            6       56,421            9
  Non-U.S ..........................      634,041           55      465,698           53      317,045           48
                                       ----------         ----   ----------         ----   ----------         ----
    Total ..........................   $1,156,658          100   $  874,544          100   $  653,901          100
                                       ==========         ====   ==========         ====   ==========         ====

Average Annual Active Rig Count:

  U.S ..............................          779                       724                       775
  Canada ...........................          270                       231                       260
  Non-North America ................          793                       758                       734
                                       ----------                ----------                ----------
    Total ..........................        1,842                     1,713                     1,769
                                       ==========                ==========                ==========

  M-I Drilling Fluids L.L.C.

     M-I Drilling Fluids, L.L.C. ("M-I"), which was acquired in February 1994, contributed 65 percent of the Company's revenues in 1996. The business unit provides drilling fluid and completion fluid systems, engineering and environmental services, solids control, pressure control, rig instrumentation and waste management services. M-I's 1996 revenues increased $195.9 million, or 35 percent, from 1995 and 1995 revenues increased $173.8 million, or 45 percent, from 1994. The increase over 1995 relates primarily to the incremental revenues associated with the Anchor Drilling Fluids A.S. ("Anchor") operations, which were acquired in June 1996, and an increased level of deep-water drilling activity in the U.S. Gulf Coast area. The revenue increase over 1994 was primarily attributable to the inclusion in 1995 of a full year's revenues for acquired operations and higher sales volumes.

  Smith Tool

     Smith Tool manufactures and sells three-cone bits for use in the oil and gas industry and in mining applications. Smith Tool's 1996 revenues increased $29.6 million, or 18 percent, from 1995 and 1995 revenues increased $12.2 million, or 8 percent, from 1994. The increase over 1995 relates to improved pricing, increased unit sales and a favorable shift in the sales mix toward premium bits. The majority of the increase from 1995 was generated in the United States; however, the introduction of the Magnum line of premium bits in the North Sea contributed to a significant increase in Europe/Africa revenues. Again, higher unit sales, improved pricing in the U.S. and higher non-North American drilling activity levels account for the majority of the revenue increase over 1994.

  Smith Drilling & Completions

     Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' 1996 revenues increased $33.5 million over 1995 and 1995 revenues increased $23.2 million over 1994. The increase in revenues over 1995 relates primarily to the increased level of re-entry activity in the U.S. Gulf Coast area and the addition of The Red Baron (Oil Tools Rental) Ltd.'s ("Red Baron") operations, which were acquired in October 1996. The variance over 1994 primarily relates to the increased sales volumes associated with higher non-North American drilling activity.

  Smith Diamond Technology

     Smith Diamond Technology manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamond at its Geodiamond division. Smith Diamond Technology also manufactures PDC and cubic boron nitride at its MegaDiamond and SupraDiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. Smith Diamond's revenues increased $23.1 million, or 65 percent, over 1995 and 1995 revenues increased $11.5 million, or 47 percent, over 1994. Higher unit sales, primarily in the United States and Latin America, driven by increased market growth, new product introductions and continued expansion into markets outside the U.S. account for the increase over 1995. The 47 percent increase over 1994 relates to higher sales volumes in Latin America, Europe/Africa and the Middle East and the inclusion of a full year's revenues for operations acquired during 1994.

     For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                       1996                      1995                      1994
                                              -----------------------   -----------------------   -----------------------
                                                AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                              ----------   ----------   ----------   ----------   ----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Revenues ..................................   $1,156,658          100   $  874,544          100   $  653,901          100
                                              ----------         ----   ----------         ----   ----------         ----
Gross Profit ..............................      392,062           34      292,540           33      221,274           34
Operating expenses ........................      259,542           22      206,292           23      161,170           25
                                              ----------         ----   ----------         ----   ----------         ----
Income before interest and taxes ..........      132,520           12       86,248           10       60,104            9
Interest expense, net .....................       16,445            2       12,238            1        8,572            1
                                              ----------         ----   ----------         ----   ----------         ----
Income before income taxes and minority
interests .................................      116,075           10       74,010            9       51,532            8
Income tax provision ......................       26,798            2       12,609            2        6,815            1
                                              ----------         ----   ----------         ----   ----------         ----
Income before minority interests ..........       89,277            8       61,401            7       44,717            7
Minority interests ........................       24,833            2       15,809            2        8,838            1
                                              ----------         ----   ----------         ----   ----------         ----
Net Income ................................   $   64,444            6   $   45,592            5   $   35,879            6
                                              ==========         ====   ==========         ====   ==========         ====

1996 Versus 1995

     Total revenues for 1996 increased $282.1 million, or 32 percent, from the prior year with the Company experiencing growth across all business units and geographic areas. The variance over the prior year is attributable to the increased level of deep-water and re-entry drilling activity in the U.S. Gulf Coast area and the incremental revenues associated with operations acquired during 1996. The impact of the current year acquisitions, which had significant operations in the Eastern Hemisphere, resulted in a shift in the Company's non-U.S. revenues from 59 percent of total revenues in 1995 to 61 percent of total revenues in 1996.

     Gross profit increased $99.5 million, or 34 percent, from the prior year. The higher gross profit resulted in an increase in the Company's gross profit margin from 33 percent in 1995 to 34 percent in 1996. The improvement in margins primarily resulted from the revenue growth and related cost efficiencies generated by the Smith Diamond operations, which were formed in 1995.

     Operating expenses, consisting of selling expenses and general and administrative expenses, increased $53.3 million or 26 percent from the prior year; however, as a percentage of revenues, operating expenses decreased from 23 percent in 1995 to 22 percent in 1996. The increase in absolute dollars is due to increased variable costs associated with the higher level of revenues and incremental costs associated with the acquired business operations for which no amounts were included in the prior year.

     Net interest expense, which represents interest expense less interest income, increased $4.2 million over the prior year. The increase in net interest expense relates to the higher level of borrowings to fund the business acquisitions. To a lesser extent, borrowings required to finance general working capital needs, which increased as a result of the revenue growth experienced by the Company, also contributed to the higher net interest expense amounts.

     The effective tax rate for the year approximated 23 percent which is higher than the prior year's effective rate and lower than the U.S. statutory rate. The effective tax rate was higher than the prior year's rate and lower than the statutory rate due primarily to the impact of U.S. net operating loss carryforwards utilized.

     Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $9.0 million from the prior year due to the increased profitability of the M-I operations.

  1995 Versus 1994

     Total revenues for 1995 increased $220.6 million, or 34 percent, from 1994. The increase primarily related to the inclusion of a full year's revenues for operations acquired in 1994. Higher non-U.S. drilling activity, primarily in Latin America which experienced double digit growth, increased unit sales and improved pricing also contributed to the increase over 1994.

     Gross profit increased $71.2 million, or 32 percent, from 1994. The increase was due primarily to the impact of acquired operations. In addition, the increase in gross profit reflected higher non-U.S. volumes, due to the higher level of drilling activity, and higher sales in the U.S.

     Operating expenses, consisting of selling expenses and general and administrative expenses, increased $45.1 million or 28 percent from the prior year; however, as a percentage of revenues, operating expenses decreased from 1994. The increase in absolute expenses is due primarily to increased variable costs related to the higher level of revenues and incremental expenses associated with the operations acquired. In addition, the increase in operating expenses reflects the establishment of the Smith Diamond Technology business unit, which was formed in 1995, and the expansion of M-I operations in Latin America.

     Net interest expense, which represents interest expense less interest income, increased $3.6 million from $8.6 million in 1994 to $12.2 million in 1995. The increase in net interest expense was due to higher debt levels necessary to fund working capital requirements and business acquisitions.

     The effective tax rate for the year approximated 17 percent which is lower than the statutory rate and higher than the prior year's effective rate of 13 percent. The effective tax rate for the year was lower than the statutory rate and higher than the prior year's rate due primarily to the impact of U.S. net operating loss carryforwards utilized.

     Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $7.0 million from $8.8 million in 1994 to $15.8 million in 1995. The increase in minority interests was due to the higher level of M-I's earnings.

LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company's financial condition remained strong at December 31, 1996. Working capital at December 31, 1996 increased approximately $64.8 million, or 22 percent, from the prior year-end. In 1996, cash generated internally exceeded cash required to support the Company's operations resulting in a $10.7 million increase in cash from the prior year-end.

     During the year, the Company invested approximately $61.2 million in property, plant and equipment which is net of cash proceeds arising from certain asset disposals. Capital expenditures for 1997 are expected to continue at this level, which includes routine additions of equipment used to support the Company's operations as well as expenditures to increase productivity and efficiency. Although the Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs for the foreseeable future, continued growth at current levels may require increases to the Company's existing borrowing facilities.

     The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. At December 31, 1996, the Company had approximately $26.6 million of funds available for borrowing under its $120.0 million and other long-term revolving line of credit facilities. Additionally, the Company has approximately $40.0 million of non-U.S. borrowing facilities with various banks which had available borrowing capacity of $24.9 million at December 31, 1996.

     The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services.

     The Company has been named as a potentially responsible party in connection with three sites on the U.S. Environmental Protection Agency's National Priorities List. At December 31, 1996, the recorded liability for estimated future clean-up costs for Superfund sites as well as properties currently or previously owned or leased by the Company was $3.6 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs. However, the Company believes that none of these obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See Footnote 12, "Commitments and Contingencies" for further discussion of environmental liabilities.

     Because of its substantial operations outside the U.S., the Company is exposed to currency fluctuations and exchange risks. To mitigate the effect of fluctuations in exchange rates on foreign currency denominated balances, the Company utilizes a protective hedge program. The program is designed to hedge net balance sheet positions which expose the Company to exchange rate risk. To the extent possible, the Company matches assets and liabilities denominated in foreign currencies and uses hedging instruments to cover certain unmatched positions. See Footnote 5, "Financial Instruments" for further discussion of hedging instruments.

     Inflation has not had a material effect on the Company in the last few years, and the effect is expected to be minor in the foreseeable future. In general, the Company has been able to offset most of the effects of inflation through productivity gains, cost reductions and price increases.

     The Company has completed several acquisitions during the periods presented and intends to continue evaluating opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

     We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Houston, Texas
February 3, 1997

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           1996          1995          1994
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ............................................   $1,156,658    $  874,544    $  653,901
                                                        ----------    ----------    ----------

Costs and expenses:
  Costs of revenues .................................      764,596       582,004       432,627
  Selling expenses ..................................      194,875       158,300       116,151
  General and administrative expenses ...............       64,667        47,992        45,019
                                                        ----------    ----------    ----------
     Total costs and expenses .......................    1,024,138       788,296       593,797
                                                        ----------    ----------    ----------

Income before interest and taxes ....................      132,520        86,248        60,104

Interest expense ....................................       18,654        14,101        10,014
Interest income .....................................       (2,209)       (1,863)       (1,442)
                                                        ----------    ----------    ----------

Income before income taxes and minority interests ...      116,075        74,010        51,532
Income tax provision ................................       26,798        12,609         6,815
                                                        ----------    ----------    ----------

Income before minority interests ....................       89,277        61,401        44,717

Minority interests ..................................       24,833        15,809         8,838
                                                        ----------    ----------    ----------

Net income ..........................................   $   64,444    $   45,592    $   35,879
                                                        ==========    ==========    ==========

Earnings per share ..................................   $     1.62    $     1.16    $     0.92
                                                        ==========    ==========    ==========

Average common and common equivalent
  shares outstanding ................................       39,880        39,383        39,065
                                                        ==========    ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                      1996         1995
                                                                   ----------   ----------
                                                                        (IN THOUSANDS)
CURRENT ASSETS:

     Cash and cash equivalents .................................   $   25,540   $   14,845
     Receivables, less allowance for doubtful accounts of $6,424
       and $6,838 in 1996 and 1995, respectively ...............      309,062      230,590
     Inventories ...............................................      295,041      221,952
     Deferred tax assets, net ..................................        8,979        3,925
     Prepaid expenses and other ................................       26,655       13,979
                                                                   ----------   ----------

     Total current assets ......................................      665,277      485,291
                                                                   ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:

     Land ......................................................       17,880       16,997
     Buildings .................................................       40,170       31,199
     Machinery and equipment ...................................      305,491      250,221
                                                                   ----------   ----------

                                                                      363,541      298,417

     Less -- accumulated depreciation ..........................      158,290      165,918
                                                                   ----------   ----------

     Net property, plant and equipment .........................      205,251      132,499
                                                                   ----------   ----------

  OTHER ASSETS, including assets held for sale of
     $3,173 and $6,175 in 1996 and 1995, respectively ..........       43,257       41,129

  GOODWILL, net of accumulated amortization of $6,043
    and $3,275 in 1996 and 1995, respectively ..................      160,797       43,925
                                                                   ----------   ----------

  TOTAL ASSETS .................................................   $1,074,582   $  702,844
                                                                   ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1996          1995
                                                                     ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PAR VALUE DATA)
CURRENT LIABILITIES:

  Short-term borrowings ..........................................   $   49,178    $   14,438
  Current portion of long-term debt ..............................       25,805        10,709
  Accounts payable ...............................................      106,962        71,439
  Accrued payroll costs ..........................................       42,836        30,922
  Income taxes payable ...........................................       19,706        11,977
  Other ..........................................................       56,014        45,804
                                                                     ----------    ----------
    Total current liabilities ....................................      300,501       185,289
                                                                     ----------    ----------
LONG-TERM DEBT ...................................................      228,443       117,238
OTHER LONG-TERM LIABILITIES ......................................       22,361        15,754
MINORITY INTERESTS ...............................................      154,741        83,677
COMMITMENTS AND CONTINGENCIES (Note 12) ..........................         --            --

SHAREHOLDERS' EQUITY:
  Preferred Stock, $1 par value; 5,000 shares authorized;
    no shares issued or outstanding in 1996 or 1995 ..............         --            --
  Common stock, $1 par value; 60,000 shares authorized; 40,157
    shares issued and outstanding in 1996 (39,807 in 1995) .......       40,157        39,807
  Common stock warrants - Class C; no warrants outstanding
     in 1996 (451 in 1995) .......................................         --           7,278
  Additional paid-in capital .....................................      278,955       275,432
  Retained earnings (accumulated deficit) ........................       62,482        (1,962)
  Cumulative translation adjustments .............................       (5,356)       (5,755)
  Less - treasury securities, at cost; 656 common shares in
    1996 (629 common shares and 451 Class C warrants in 1995) ....       (7,702)      (13,914)
                                                                     ----------    ----------
      Total shareholders' equity .................................      368,536       300,886
                                                                     ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................   $1,074,582    $  702,844
                                                                     ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (IN THOUSANDS, EXCEPT SHARE AND WARRANT DATA)

                                                       COMMON STOCK       COMMON STOCK WARRANTS
                                                 ---------------------   ----------------------    ADDITIONAL
                                                    NUMBER                  NUMBER                   PAID-IN
                                                  OF SHARES    AMOUNT    OF WARRANTS    AMOUNT       CAPITAL
                                                 ----------   --------   -----------   --------    ----------
Balance, December 31, 1993 ...................   39,311,447   $ 39,311    2,549,082    $  7,278    $  271,582
Exercise of stock options and stock grants ...       97,495         98         --          --             722
Exercise of common stock warrants ............       23,891         24      (23,891)       --             179
Net income ...................................         --         --           --          --            --
Translation adjustment for the period ........         --         --           --          --            --
                                                 ----------   --------   ----------    --------    ----------
Balance, December 31, 1994 ...................   39,432,833   $ 39,433    2,525,191    $  7,278    $  272,483
Exercise of stock options and stock grants ...      230,940        230         --          --           1,908
Exercise of common stock warrants ............      143,572        144     (143,572)       --           1,041
Expiration of common stock warrants ..........         --         --     (1,930,262)       --            --
Net income ...................................         --         --           --          --            --
Translation adjustment for the period ........         --         --           --          --            --
                                                 ----------   --------   ----------    --------    ----------
Balance, December 31, 1995 ...................   39,807,345   $ 39,807      451,357    $  7,278    $  275,432
Exercise of stock options and stock grants ...      349,233        350         --          --           3,523
Expiration of common stock warrants ..........         --         --       (451,357)     (7,278)         --
Purchases of treasury stock ..................         --         --           --          --            --
Net income ...................................         --         --           --          --            --
Translation adjustment for the period ........         --         --           --          --            --
                                                 ----------   --------   ----------    --------    ----------
Balance, December 31, 1996 ...................   40,156,578   $ 40,157            0    $      0    $  278,955
                                                 ==========   ========   ==========    ========    ==========
                                                                                            TREASURY SECURITIES
                                                                                ----------------------------------------------
                                                   RETAINED                         COMMON STOCK                WARRANTS
                                                   EARNINGS       CUMULATIVE    ---------------------    ---------------------
                                                 (ACCUMULATED    TRANSLATION    NUMBER OF                NUMBER OF
                                                   DEFICIT)      ADJUSTMENTS      SHARES      AMOUNT      WARRANTS     AMOUNT
                                                 ------------    -----------    ---------    --------    ---------    --------
Balance, December 31, 1993 ...................   $    (83,433)   $    (6,358)    (628,583)   $ (6,636)    (451,357)   $ (7,278)
Exercise of stock options and stock grants ...           --             --           --          --           --          --
Exercise of common stock warrants ............           --             --           --          --           --          --
Net income ...................................         35,879           --           --          --           --          --
Translation adjustment for the period ........           --            1,753         --          --           --          --
                                                 ------------    -----------    ---------    --------    ---------    --------
Balance, December 31, 1994 ...................   $    (47,554)   $    (4,605)    (628,583)   $ (6,636)    (451,357)   $ (7,278)
Exercise of stock options and stock grants ...           --             --           --          --           --          --
Exercise of common stock warrants ............           --             --           --          --           --          --
Expiration of common stock warrants ..........           --             --           --          --           --          --
Net income ...................................         45,592           --           --          --           --          --
Translation adjustment for the period ........           --           (1,150)        --          --           --          --
                                                 ------------    -----------    ---------    --------    ---------    --------
Balance, December 31, 1995 ...................   $     (1,962)   $    (5,755)    (628,583)   $ (6,636)    (451,357)   $ (7,278)
Exercise of stock options and stock grants ...           --             --           --          --           --          --
Expiration of common stock warrants ..........           --             --           --          --        451,357       7,278
Purchases of treasury stock ..................           --             --        (27,271)     (1,066)        --          --
Net income ...................................         64,444           --           --          --           --          --
Translation adjustment for the period ........           --              399         --          --           --          --
                                                 ------------    -----------    ---------    --------    ---------    --------
Balance, December 31, 1996 ...................   $     62,482    $    (5,356)    (655,854)   $ (7,702)           0    $      0
                                                 ============    ===========    =========    ========    =========    ========





  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   1996          1995          1994
                                                                ----------    ----------    ----------
                                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net income ................................................   $   64,444    $   45,592    $   35,879
  Adjustments to reconcile net income to net cash
    provided by operating activities, excluding the
    net effects of acquisitions:
      Depreciation and amortization .........................       31,601        25,540        21,802
      Minority interests ....................................       24,833        15,809         8,838
      Provision for losses on receivables ...................        1,490         1,024         1,642
      Gain on disposal of property, plant and equipment .....       (4,100)       (4,198)       (5,675)
      Foreign currency translation losses ...................           62         1,112         1,986
  Changes in operating assets and liabilities:
    Receivables .............................................      (37,756)      (29,847)      (18,457)
    Inventories, net ........................................      (52,991)      (19,961)      (20,180)
    Accounts payable ........................................       18,712         3,448         6,396
    Other current assets and liabilities ....................         (945)          (72)      (21,074)
    Other non-current assets and liabilities ................      (15,254)      (11,259)        5,444
                                                                ----------    ----------    ----------
        Net cash provided by operating activities ...........       30,096        27,188        16,601
                                                                ----------    ----------    ----------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired ...........     (104,683)       (6,131)     (168,363)
  Purchases of property, plant and equipment ................      (72,958)      (35,126)      (24,140)
  Proceeds from disposal of property, plant and equipment ...       11,711        10,042        10,435
                                                                ----------    ----------    ----------
     Net cash used in investing activities ..................     (165,930)      (31,215)     (182,068)
                                                                ----------    ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ..................      124,641        12,238        92,000
  Principal payments of long-term debt ......................      (14,910)      (10,401)      (12,788)
  Net increase in short-term borrowings .....................       34,121         8,038         3,295
  Proceeds from exercise of stock options and
    warrants ................................................        3,873         3,323         1,023
  Purchases of treasury stock ...............................       (1,066)         --            --
  Distributions to minority interests, net ..................         --          (2,520)      (11,394)
                                                                ----------    ----------    ----------
    Net cash provided by financing activities ...............      146,659        10,678        72,136
                                                                ----------    ----------    ----------
Effect of exchange rate changes on cash .....................         (130)           49           (85)
                                                                ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents ............       10,695         6,700       (93,416)
Cash and cash equivalents at beginning of year ..............       14,845         8,145       101,561
                                                                ----------    ----------    ----------
Cash and cash equivalents at end of year ....................   $   25,540    $   14,845    $    8,145
                                                                ==========    ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (ALL DOLLAR AMOUNTS ARE EXPRESSED IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Smith International, Inc. (the "Company") is engaged in the manufacture and sale of premium products and services to customers in the oil and gas industry. The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries. Investments in affiliates in which ownership interest ranges from 20 to 50 percent, and the Company exercises significant influence over operating and financial policies, are accounted for on the equity method. All other investments are carried at cost, which does not exceed the estimated net realizable value of such investments. All significant intercompany accounts and transactions have been eliminated.

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

  Valuation of Inventories

       Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all U.S. inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs consist of materials, labor and factory overhead.

                           SMITH INTERNATIONAL, INC.

  Goodwill

       Goodwill, which represents the excess of costs over the fair value of net assets acquired, is amortized on a straight-line basis over 40 years. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of goodwill.

  Foreign Currency Translation and Transactions

       Gains and losses resulting from balance sheet translation of operations outside the U.S. where the applicable foreign currency is the functional currency are included as a separate component of shareholders' equity. Gains and losses resulting from balance sheet translation of operations outside the U.S. where the U.S. dollar is the functional currency are included in the Consolidated Statements of Operations.

       All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations.

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

  Income Taxes

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". This standard requires an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates.

  Revenue Recognition

       The Company's revenues are composed of product sales and rental, service and other revenues. The Company recognizes product sales revenues upon delivery to the customer. Rental, service and other revenues are recorded when such services are performed.

  Minority Interests

       The Company records minority interests expense which primarily represents the portion of the earnings of M-I Drilling Fluids L.L.C. ("M-I") applicable to the 36 percent minority interest partner. In addition, minority interests includes income and expense associated with M-I's minority interest ownership position in other joint ventures.

  Earnings Per Common Share

       Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

                           SMITH INTERNATIONAL, INC.

  Employee Benefits

       The Company accounts for postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires the cost of postretirement benefits to be recognized over the employee service periods.

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

2.  ACQUISITIONS

  Acquisition of M-I Drilling Fluids L.L.C.

       On February 28, 1994, the Company acquired a 64 percent interest in M-I in exchange for cash and a note payable totaling $160.0 million. M-I is a Houston, Texas based provider of drilling and completion fluids and systems, solids-control equipment and waste management services to the oil and gas drilling industry.

  Acquisition of Anchor Drilling Fluids, A.S.

       On June 11, 1996, M-I acquired the assets of Anchor Drilling Fluids, A.S. ("Anchor") in exchange for cash of approximately $105.3 million. Anchor is a Stavanger, Norway based operation which is principally engaged in providing drilling fluid products and services to the offshore oil and gas industry. The Company utilized $73.4 million of borrowings under new loan agreements to finance their portion of the purchase price and retire certain debt assumed in the acquisition. The minority partner contributed $41.3 million to fund their portion of the purchase price and retire certain debt, which is included in Minority Interests in the accompanying Consolidated Balance Sheets.

   Acquisition of The Red Baron Ltd.

       On October 9, 1996, the Company acquired all of the outstanding shares of The Red Baron (Oil Tools Rental) Ltd. ("Red Baron") in exchange for cash and notes payable of approximately $40.3 million. Red Baron is an Aberdeen, Scotland based supplier of fishing and other downhole remedial products and services to the oil and gas industry.

  Other Acquisitions

       The Company acquired certain other operations during 1996, 1995 and 1994 with an aggregate purchase price of $6.2 million, $7.8 million and $6.3 million, respectively. These acquisitions have generally been financed with cash.

       The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $119.6 million in 1996 and $6.0 million in 1995, which has been recorded as goodwill.

                           SMITH INTERNATIONAL, INC.

       The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

       The following unaudited pro forma supplemental information presents 1995 and 1996 consolidated results of operations as if the Anchor and Red Baron acquisitions had occurred on January 1, 1995 and 1996, respectively (in thousands, except per share amounts):

                                        1996               1995
                                     -----------         ----------
                                              (UNAUDITED)
Revenues ........................    $ 1,230,828         $1,018,845
Net income.......................    $    63,725         $   45,573
Earnings per share...............    $      1.60         $     1.16

       The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

       The following schedule summarizes investing activities related to current year acquisitions:

Fair value of assets, net of cash acquired of $7,766...    $104,898
Goodwill recorded......................................     119,640
Less:  Total liabilities assumed.......................     (81,941)
Less:  Minority interest partner's contribution........     (37,914)
                                                           --------
Cash paid for acquisition of businesses, net of
  cash acquired........................................    $104,683
                                                           ========

3.  INVENTORIES

       Inventories consist of the following at December 31:

                                                  1996                 1995
                                                --------             --------
Raw materials................................   $ 30,614             $ 31,052
Work-in-process..............................     45,985               40,718
Finished goods...............................    233,139              163,597
                                                --------             --------
                                                 309,738              235,367
Reserves to state certain U.S. inventories
  ($117,360 in 1996 and $99,113 in 1995)
  on a LIFO basis............................    (14,697)             (13,415)
                                                --------             --------
                                                $295,041             $221,952
                                                ========             ========

                           SMITH INTERNATIONAL, INC.

4. DEBT

       The following summarizes the Company's outstanding long-term debt at December 31:

                                                                                  1996              1995
                                                                                --------          --------
  Notes payable:
    Notes payable to insurance companies maturing between 1998 and
    2006. Interest payable quarterly or semi-annually at rates
    ranging from 6.02% to 9.83%............................................     $116,000          $ 76,000

  Bank revolvers payable:
    $80.0 million revolving note expiring March 31, 2001. Interest payable quarterly at base rate (8.25% at December 31, 1996) or adjusted Eurodollar interbank rate, as defined (6.16% at
    December 31, 1996) and described below.................................       55,000            40,400

    M-I  Drilling Fluids $40.0 million revolving note expiring March 31,
    2001. Interest  payable quarterly at  base rate  (8.25% at  December
    31, 1996) or adjusted Eurodollar interbank rate, as defined (6.11%
    at December 31, 1996) and described below..............................       37,200            10,000

  Term Loans:
    320.0 million Norwegian Krone facility with a  bank group expiring
    March  31, 2001.  Interest payable semi-annually at a Eurokrone rate,
    as defined (4.985% at December 31, 1996) and described below...........       44,626              -

  Other                                                                            1,422             1,547
                                                                                --------          --------
                                                                                 254,248           127,947
  Less current portion of long-term debt ..................................      (25,805)          (10,709)
                                                                                --------          --------
    Long-Term Debt.........................................................     $228,443          $117,238
                                                                                ========          ========


Principal payments of long-term debt for years subsequent to 1997 are as follows:

1998.........................................   $ 30,784
1999.........................................     20,139
2000.........................................     20,139
2001.........................................    140,681
Thereafter...................................     16,700
                                                --------
                                                $228,443
                                                ========

       In connection with the Anchor acquisition, the Company entered into a
320.0 million Norwegian Krone term loan with a bank group. The unsecured credit agreement provides for interest at a Eurokrone rate ranging from NIBOR +1/2 to NIBOR +3/4, based on the debt to capital ratio of the Company.

       In 1996, the Company also re-negotiated its existing revolving line of credit agreements increasing the amounts available under the Company's and M-I's U.S. lines from $85.0 million to $120.0 million. The unsecured revolving credit agreements provide for the election of interest at a base rate or a Eurodollar rate ranging from LIBOR + 3/8 to LIBOR + 5/8, based upon the debt to capital ratio of the Company. The agreements require the quarterly payment of a commitment fee ranging from 1/8 percent to 1/4 percent of the unutilized credit facility, based on the debt to capital ratio. As of December 31, 1996 the borrowing capacity under these and other long-term lines of credit approximated $26.6 million.

                           SMITH INTERNATIONAL, INC.

       Certain of the Company's subsidiaries outside the U.S. have short-term lines of credit with various banks totaling approximately $40.0 million. At December 31, 1996, the borrowing capacity under these lines of credit approximated $24.9 million. At December 31, 1996 and 1995, the short-term lines of credit carried interest at a weighted average rate of 12 and 18 percent, respectively. The majority of these lines are under unsecured credit agreements.

       Included in Short-term borrowings in the accompanying Consolidated Balance Sheet is $34.1 million of notes payable related to the acquisition of the Red Baron. The notes, which are secured by a letter of credit, are payable on demand on any semi-annual interest payment date after July 1, 1997.

       The Company was in compliance with all of its loan covenants under the various loan indentures at December 31, 1996 and 1995. The indentures relating to its long-term debt contain certain covenants restricting the payment of cash dividends to the Company's common shareholders based on net income and operating cash flow formulas, as defined. The Company has not paid dividends on its Common Stock since the first quarter of 1986.

       Interest paid during the years ended December 31, 1996, 1995 and 1994 amounted to $17.5 million, $14.3 million and $7.0 million, respectively.

5.  FINANCIAL INSTRUMENTS

  Interest Rate Contracts

       From time to time the Company enters into interest rate swaps with the intent of managing the exposure to interest rate risk. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating rates, for defined time periods.

       At December 31, 1996 and 1995, the Company had notional principal amounts of interest rate swaps on outstanding debt of $90.6 million and $46.0 million, respectively. Gains and losses from interest rate swaps are recognized currently in the Consolidated Statements of Operations. All swap agreements, which are hedges against certain debt obligations, are classified as for "purposes other than trading" under the provisions of SFAS No. 119.

       In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to Smith may not be made.

  Foreign Currency Forward Contracts and Options

       From time to time, the Company enters into spot and forward contracts under foreign exchange lines as a hedge against accounts payable in foreign currencies. Market value gains and losses on such forward contracts are recognized currently, and the resulting amounts offset foreign exchange gains or losses on the related accounts payable as payments are made. At December 31, 1996 and 1995, foreign exchange contracts outstanding totaled $17.3 million and $22.8 million, respectively.

       The Company also purchases foreign exchange option contracts to hedge certain operating exposures. Premiums paid under these contracts are expensed over the life of the option contract. Gains arising on these options are recognized at the time the options are exercised. The Company had $12.3 million and $7.9 million of foreign exchange option contracts outstanding at December 31, 1996 and 1995, respectively.

  Fair Value

       Management believes the carrying value of long-term debt does not materially differ from the fair value, using rates currently available for debt of similar terms and maturity. The fair

                           SMITH INTERNATIONAL, INC.

value of interest rate swaps, for which no amounts were recorded, was $(0.5) million and $(1.0) million at December 31, 1996 and 1995, respectively. The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables, short-term debt and foreign currency contracts, approximates the carrying value due to the short-term nature of these instruments.

6.  INCOME TAXES

       The geographical sources of income before income taxes and minority interests for the three years ended December 31, 1996, were as follows:

                                     1996           1995           1994
                                   --------        -------        -------
Income before income taxes
  and minority interests:
  U.S...........................   $ 68,564        $54,896        $49,583
  Non-U.S.......................     47,511         19,114          1,949
                                   --------        -------        -------
  Total.........................   $116,075        $74,010        $51,532
                                   ========        =======        =======


       The income tax provision is summarized as follows:

                                  1996             1995            1994
                                 -------          -------         ------
Current -
  U.S.........................   $ 9,159          $ 1,605         $  413
  Non-U.S.....................
                                  17,808           10,700          5,532
  State.......................     1,319            1,245            793
                                 -------          -------         ------
                                  28,286           13,550          6,738
                                 -------          -------         ------
Deferred -
  U.S.........................    (1,940)               7             64
  Non-U.S.....................       452             (948)            13
                                 -------          -------         ------
                                  (1,488)            (941)            77
                                 -------          -------         ------
Income tax provision..........   $26,798          $12,609         $6,815
                                 =======          =======         ======

       Deferred taxes are principally attributable to timing differences related to depreciation expense and net operating loss ("NOL") and tax credit carryforwards. In 1996, 1995 and 1994, the Company reported the tax benefit of operating loss carryforwards as a reduction in the provision for income taxes in accordance with SFAS No. 109.

       The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. Federal Statutory rate as follows:

                                                 1996       1995      1994
                                                 ----       ----      -----
U.S. Federal statutory tax rate..............    35.0%      35.0%      35.0%
Utilization of U.S. net operating
  loss carryforwards.........................    (9.2)     (18.4)     (22.3)
Minority interests' share of U.S.
  partnership earnings.......................    (5.6)      (7.2)      (6.7)
Permanent differences........................     1.8        2.3       (3.3)
State taxes, net.............................     1.2        1.7        1.6
Non-U.S. tax provisions which vary from the
  U.S. rate/non-U.S. losses with no
  tax benefit realized.......................     0.9        4.2        8.6
Other items, net.............................    (1.0)      (0.6)       0.3
                                                 ----       ----      -----
  Effective tax rate.........................    23.1%      17.0%      13.2%
                                                 ====       ====      =====

                           SMITH INTERNATIONAL, INC.

       The components of deferred taxes are as follows:

                                                      DECEMBER 31,      DECEMBER 31,           NET
                                                         1996               1995              CHANGE
                                                      -----------       ------------          -------
Deferred tax liabilities attributed
  to the excess of net book basis
  over remaining tax basis
  (principally depreciation):
    U.S..........................................      $(11,037)          $(10,278)           $  (759)
    Non-U.S......................................        (9,789)            (4,461)            (5,328)
                                                       --------           --------            -------
  Total deferred tax liabilities.................       (20,826)           (14,739)            (6,087)
                                                       --------           --------            -------
Deferred tax assets attributed to
  net operating loss and tax credit
  carryforwards:
    U.S..........................................        23,986             29,903             (5,917)
    Non-U.S......................................        27,860             19,808              8,052

Other deferred tax assets (principally accrued
   liabilities not deductible until paid):
    U.S..........................................        16,125             14,355              1,770
    Non-U.S......................................         7,910              4,722              3,188
                                                       --------           --------            -------
      Subtotal...................................        75,881             68,788              7,093

Valuation allowance..............................       (46,725)           (48,381)             1,656
                                                       --------           --------            -------

  Subtotal deferred tax assets...................        29,156             20,407              8,749
                                                       --------           --------            -------

  Net deferred tax assets........................      $  8,330           $  5,668            $ 2,662
                                                       ========           ========            =======


                                                      DECEMBER 31,      DECEMBER 31,          NET
                                                         1996               1995             CHANGE
                                                      -----------       ------------         -------
 Balance sheet presentation:

  Deferred tax assets, net.......................       $ 8,979           $ 3,925            $ 5,054
  Other assets...................................         1,410             1,743               (333)
  Other long-term liabilities....................        (2,059)                -             (2,059)
                                                        -------           -------            -------
     Net deferred tax assets.....................       $ 8,330           $ 5,668            $ 2,662
                                                        =======           =======            =======

       The net increase in deferred tax assets of $2.7 million is primarily attributed to the acquisition of Anchor and the Red Baron as discussed in
Note 2.

       For U.S. tax reporting purposes, the Company has cumulative NOL carryforwards in the amount of approximately $13.5 million at December 31, 1996. These losses were generated in 1988 and 1992 in the amounts of $11.4 million, and $2.1 million, respectively. Losses in 1988 and 1992 are available to reduce future U.S. taxable income that may be generated through the years 2003 and 2007, respectively. On certain changes in equity ownership of the Company, the ability to utilize NOL carryforwards becomes subject to limitation under Section 382 of the Internal

                           SMITH INTERNATIONAL, INC.

Revenue Code of 1986, as amended. In the opinion of management, the application of Section 382 will not materially limit the availability of net tax loss carryforwards.

       Also available to reduce future U.S. income taxes are unused alternative minimum tax credits of $13.7 million and investment and other business tax credits of $5.5 million at December 31, 1996. These tax credits expire as follows: $2.6 million in 1998, $1.6 million in 1999, $1.1 million in 2000 and $0.2 million in 2001 through 2004. Income taxes paid during the years ended December 31, 1996, 1995 and 1994 amounted to $17.4 million, $3.8 million and $7.0 million, respectively.

       The Company does not provide deferred taxes on the undistributed earnings of its non-U.S. subsidiaries because it considers these earnings permanently invested. The Company's non-U.S. subsidiaries currently have undistributed earnings of $17.9 million at December 31, 1996, which if repatriated would be generally sheltered from U.S. tax by foreign tax credits.


7.  CAPITAL STOCK

  Common stock warrants

       All outstanding common stock warrants, which allowed for conversion into shares of the Company's common stock, were exercised or expired during 1995 and 1996. In 1995, approximately $1.2 million was received upon the exercise of 143,572 warrants into an equivalent number of common shares. No common stock warrants were outstanding at December 31, 1996.

8.  EMPLOYEE STOCK OPTIONS

       As of December 31, 1996, the Company has outstanding stock options granted under two plans: the 1989 Long-Term Incentive Compensation Plan ("1989 Plan") and the 1982 Stock Option Plan ("1982 Plan"). Matters such as vesting periods and expiration of options are determined on a plan by plan or grant by grant, basis. The options, exercisable at various dates through December 2006, are conditioned upon continued employment.

       During the current year the Company adopted SFAS No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation". SFAS 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. SFAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the income statement or making pro forma disclosures in the notes to the financial statements.

       The Company continues to apply APB Opinion 25 and related
Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

                                               1996                    1995
                                              -------                 -------
Net income                As reported         $64,444                 $45,592
                          Pro forma           $63,958                 $45,495

Earnings per share        As reported         $  1.62                 $  1.16
                          Pro forma           $  1.60                 $  1.16

                           SMITH INTERNATIONAL, INC.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted-average fair value of $12.37 and $7.50 for grants made during the years ended December 31, 1996 and 1995, respectively. The following assumptions were used for option grants in 1996 and 1995, respectively; dividend yield of 1.6 percent and
1.0 percent; expected volatility of 23 percent and 38 percent, risk-free interest rates of 6.2 percent and 6.9 percent and an expected life of six years. The compensation expense included in the above pro forma net income may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined.

       A summary of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during those years is presented below:

                                                           Weighted-Average
                                            Shares             Exercise
                                         Under Option           Price
                                         ------------      ----------------
Outstanding at December 31, 1993......    1,002,832           $  10.12

Options granted.......................      513,300              13.13
Options forfeited.....................      (41,562)             13.87
Options exercised.....................      (97,495)              8.69
                                          ---------

Outstanding at December 31, 1994......    1,377,075              11.22

Options granted.......................      225,485              16.82
Options forfeited.....................      (13,574)             11.62
Options exercised.....................     (228,940)              9.35
                                          ---------

Outstanding at December 31, 1995......    1,360,046              12.43

Options granted.......................      252,670              40.79
Options forfeited.....................       (1,290)             17.88
Options exercised.....................     (348,408)             11.13
                                          ---------

Outstanding at December 31, 1996......    1,263,018           $  18.46

       The following summarizes information about fixed stock options outstanding at December 31, 1996:

                                 Options Outstanding                     Options Exercisable
                   ---------------------------------------------      -------------------------
                                      Weighted          Weighted                       Weighted
                                       Average           Average                        Average
    Range of         Number           Remaining         Exercise        Number         Exercise
Exercise Prices    Outstanding     Contractual Life       Price       Exercisable        Price
---------------    -----------     ----------------     --------      -----------      --------
$ 5.50 - $10.31       278,766            6.1             $ 9.10         170,016          $ 8.89
$12.56 - $17.88       731,582            7.3              14.31         311,590           13.90
$22.50 - $41.13       252,670            9.5              40.79            --              --
                    ---------            ---             ------         -------          ------
                    1,263,018            7.5             $18.46         481,606          $12.13
                    =========            ===             ======         =======          ======


       At December 31, 1996, there were 443,329 shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional Stock Appreciation Rights. No further options may be granted under the 1982 Plan.

                           SMITH INTERNATIONAL, INC.

9.  EMPLOYEE BENEFITS

  Pension Plans

       The Company has pension plans in the U.S. and the United Kingdom. Benefit accruals under the Company's U.S. pension plan, which have been frozen since 1987, covered substantially all the U.S. employees of the Company at that date. Due to the freezing of U.S. pension benefits and fully funding those benefits in 1987, no material contributions were made to the Plan in 1996, 1995 or 1994. Most of the employees of M-I are not covered by a pension plan.

       The following tables detail the components of pension expense for the three years ended December 31, 1996, the funded status of the plans and major assumptions used to determine these amounts:

                                            1996       1995        1994
                                           -------    -------    -------
Service cost ...........................   $   311    $   286    $   266
Interest cost ..........................     1,020        942        862
Actual return on plan assets ...........    (1,771)      (796)      (299)
Prior service cost .....................         6          8         --
Net amortization and deferral
  and other ............................       685       (199)      (645)
                                           -------    -------    -------
Net periodic pension cost ..............   $   251    $   241    $   184
                                           =======    =======    =======

       Reconciliation of Funded Status of the Plan:

                                                                 1996         1995         1994
                                                               --------     --------     --------
Actuarial present value of benefit obligations:

  Vested benefit obligation ................................   $ 13,252     $ 11,672     $  9,863
                                                               ========     ========     ========
  Accumulated benefit obligation ...........................   $ 13,375     $ 11,834     $  9,993
                                                               ========     ========     ========
  Projected benefit obligation .............................   $ 14,481     $ 12,700     $ 10,681
  Plan assets at fair value ................................     15,804       12,926       11,166
                                                               --------     --------     --------
  Projected benefit obligation less than Plan assets .......   $  1,323     $    226     $    485
  Unrecognized prior service cost ..........................         28           34           11
  Unrecognized net (gain) loss .............................       (759)         211         (133)
  Additional minimum liability .............................       (480)        (880)        (978)
                                                               --------     --------     --------
  Pension (liability) asset recognized in the Balance
    Sheet ..................................................   $    112     $   (409)    $   (615)
                                                               ========     ========     ========

Weighted-average assumed discount rate ..................... 7.8% - 9.0%  7.0% - 9.0%  8.5% - 8.9%

Rate of compensation increases in the U.K. (none in the
U.S. due to freezing of benefits) ..........................     7.0%         7.5%         7.5%

Weighted-average expected long-term rate of return on
Plan assets ................................................ 8.5% - 9.0%  8.5% - 9.0%  8.5% - 9.0%

       The Company has several other pension plans covering certain non-U.S. employees as well as a pension plan covering directors. Pension expense, total accumulated plan benefits and net assets available for benefits for these plans were not material at December 31, 1996, 1995 or 1994.

                           SMITH INTERNATIONAL, INC.

  Retirement Plans

       The Company established the Smith International, Inc. 401(k) Retirement Plan (the "Plan") for the benefit of all eligible employees. Employees may voluntarily contribute up to 12 percent of compensation, as defined, to the Plan. The Company makes retirement and, in certain cases, matching contributions to each participant's account under the Plan. The Company's retirement contributions range from 2 percent to 6 percent of each participant's qualified compensation. In addition, the Company may provide discretionary matching contributions to participants who are employed by the Company on December 31. The Company's contributions to the Plan totaled approximately $4.9 million, $3.9 million and $4.4 million in 1996, 1995 and 1994, respectively.

       M-I has a Company Profit-Sharing and Savings Plan (the "M-I Plan") under which participating employees may defer up to 12 percent of their compensation, as defined. Under the terms of the M-I Plan, qualified employees are eligible to receive basic, matching and profit-sharing contributions with the approval of the Employee Benefits Committee, and in certain instances, the Board of Directors. Participants are eligible to receive a basic contribution equal to 3 percent of qualified compensation, along with a 100 percent matching contribution of the first 1/2 percent of their voluntary contributions. Further, effective January 1, 1996, the Company's Board of Directors approved an additional profit-sharing match of up to 2 1/2 percent of participant's voluntary contributions. Total contributions under the M-I Plan approximated $4.2 million in 1996, $2.2 million in 1995 and $1.7 million in 1994.

  Postretirement Benefit Plans

       The Company and its subsidiaries provide certain health care benefits for retired employees. Many of the employees who retire from the Company are eligible for these benefits.

       The Smith International, Inc. Retiree Medical Plan provides postretirement medical benefits to retirees and their spouses. The retiree medical plan has an annual limitation (a "cap") on the dollar amount of the Company's portion of the cost of benefits incurred by retirees under the plan. The remaining cost of benefits in excess of the cap is the responsibility of the participants. The cap will be adjusted annually for inflation, which is currently assumed to be 4 percent.

       M-I provides retiree medical coverage to eligible retirees and their dependents under the M-I Drilling Fluids Retiree Medical Plan. Eligibility for inclusion in that plan; however, was closed as of January 1, 1994, to the majority of M-I's employees. M-I contributes to the cost of the benefits under this plan; however, these costs are reviewed annually for inflation, and limited to a maximum 5 percent increase in M-I's contribution per year. Any costs in excess of M-I's maximum contribution are the responsibility of the retiree or their dependents.

       The following table sets forth the plans' unfunded status reconciled with the amount shown in the Company's Consolidated Balance Sheets at December 31:

                                             1996        1995        1994
                                           --------    --------    --------
Accumulated postretirement
  benefit obligation:
  - Retirees ...........................   $ (5,538)   $ (5,105)   $ (4,829)
  - Actives ............................     (3,773)     (3,543)     (3,248)
Plan assets at fair value ..............         --          --          --
                                           --------    --------    --------
Accumulated postretirement
  benefit obligation in excess of
  plan assets ..........................     (9,311)     (8,648)     (8,077)
Unrecognized net gain and
  prior service cost ...................     (1,487)     (1,832)     (2,510)
                                           --------    --------    --------
Accrued postretirement
  benefit cost .........................   $(10,798)   $(10,480)   $(10,587)
                                           ========    ========    ========

                           SMITH INTERNATIONAL, INC.

Postretirement benefit expense recognized in the Consolidated Statements of Operations for the three years ended December 31, 1996, is summarized as follows:

                                                1996     1995     1994
                                                -----    -----    -----
Service cost ................................   $ 103    $  83    $  87
Interest cost on accumulated
  postretirement benefit obligation
  and other .................................     704      686      701

Net amortization ............................    (116)    (170)    (159)
                                                -----    -----    -----
Postretirement benefit expense ..............   $ 691    $ 599    $ 629
                                                =====    =====    =====

       The health care cost trend rate assumption can have a significant effect on the amounts reported. For measurement purposes, the Smith International Inc. Retiree Medical Plan ("Smith Medical Plan") assumes a 9 percent, 10 percent and 11 percent annual rate of increase in the per capita cost of covered health care benefits for 1996, 1995 and 1994, respectively; and the M-I Drilling Fluids Retiree Medical Plan assumes a 5 percent increase for the periods presented. The Smith Medical Plan rate was assumed to gradually decrease to 7 percent for 1998 and to remain at that level thereafter. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.2 million and $0.1 million, respectively.

       The weighted-average discount rates used in determining the accumulated postretirement benefit obligation for 1996, 1995 and 1994 were 8.0 percent, 8.4 percent and 8.5-8.9 percent, respectively.

10.    STOCKHOLDERS' RIGHTS PLAN

       During 1990, the Company adopted a Stockholder Rights Plan ("Rights Plan"). As part of the Rights Plan, the Company's Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each share of the Company's common stock outstanding on June 29, 1990. The Board also authorized the issuance of one such Right for each share of the Company's common stock issued after June 29, 1990 until the occurrence of certain events.

       Each Right entitles the holder thereof (except an Acquiring Person) to purchase, at an exercise price of $50, shares of the Company's common stock having a market value of twice the Right's exercise price. The Rights are exercisable upon the occurrence of certain events related to a person acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company's common stock. The Rights are not exercisable in the event the Company's common stock is acquired pursuant to a Qualifying Offer, as defined in the Rights Plan. In addition, if the Company is involved in a merger or other business combination transaction, or sells 50 percent or more of its assets or earning power to another entity, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other entity having a value of twice the Right's exercise price.

       The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per Right until the occurrence of certain events. The Rights currently trade with the Company's common stock, have no voting or dividend rights and expire on June 19, 2000.

                           SMITH INTERNATIONAL, INC.

11.  INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

       The Company operates primarily in one industry segment, the petroleum services segment. The products and services of the petroleum services segment are primarily used in the drilling of oil and gas wells. No single customer represented in excess of 10 percent of total revenues during any of the years presented.

       The following table presents financial information about non-U.S. and U.S. operations and export sales:

                                           1996         1995         1994
                                        ----------   ----------   ----------
Revenues:
United States:
  Domestic ..........................   $  451,147   $  358,392   $  280,435
  Export ............................       71,470       50,454       56,421
North Sea/Europe ....................      242,828      168,135      122,971
Latin America .......................      153,540      112,587       44,065
Other ...............................      237,673      184,976      150,009
                                        ----------   ----------   ----------
                                        $1,156,658   $  874,544   $  653,901
                                        ==========   ==========   ==========


Income before interest and taxes:
  United States .....................   $   56,387   $   37,115   $   33,520
  North Sea/Europe ..................       29,289       15,129       10,993
  Latin America .....................       22,296       21,307        2,279
  Other .............................       36,337       23,083       23,497
                                        ----------   ----------   ----------
                                        $  144,309   $   96,634   $   70,289
                                        ==========   ==========   ==========

Identifiable assets:
  United States .....................   $  466,711   $  418,588   $  372,410
  North Sea/Europe ..................      309,791       94,648      109,283
  Latin America .....................      138,988       87,322       52,202
  Other .............................      159,092      102,286       85,885
                                        ----------   ----------   ----------
                                        $1,074,582   $  702,844   $  619,780
                                        ==========   ==========   ==========

       General corporate expenses and interest income and expense have been excluded from income before interest and taxes in the table above. Results of operations as reported in the accompanying consolidated financial statements include general corporate expenses of $11.8 million in 1996, $10.4 million in 1995 and $10.2 million in 1994.

       Transfers between geographic areas, which are eliminated upon consolidation, are excluded from the above presentation. These transfers are recorded by the Company and its subsidiaries based on their various intercompany pricing agreements. U.S. sales to affiliates amounted to $169.5 million, $126.1 million and $85.2 million in 1996, 1995 and 1994, respectively. Non-U.S. sales to affiliates approximated $93.0 million, $58.2 million and $47.0 million in 1996, 1995 and 1994, respectively.

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

                           SMITH INTERNATIONAL, INC.

12.  COMMITMENTS AND CONTINGENCIES

  Leases

       The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $13.8 million, $12.9 million and $11.7 million in 1996, 1995 and 1994, respectively.

       Future minimum payments under all non-cancelable operating leases having initial terms of one year or more are as follows:

   YEARS ENDING
   DECEMBER 31,                  AMOUNT
   ------------                  -------
      1997                       $12,247
      1998                         9,729
      1999                         6,876
      2000                         4,844
      2001                         3,739
   Thereafter                     20,481
                                 -------
                                 $57,916
                                 =======

  Litigation

       The Company is a defendant in various legal proceedings arising in the ordinary course of business. A description of certain of these proceedings follows.

       The Company was named a defendant in an action entitled Lynn Martin, Secretary of the U.S. Dept. of Labor v. Smith International, Inc., et al., which alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA") arising out of the Company's purchase of Executive Life Insurance Company ("Executive Life") annuities. Executive Life was placed in conservatorship in 1991 by the California Insurance Commissioner and has since emerged from conservatorship as Aurora National Life Assurance Company, Inc. ("Aurora"). Aurora will honor in part Executive Life's past and continuing commitments under the annuities outstanding; however, a portion of these obligations will not be paid. In December 1994, the parties agreed in principle to a settlement. Pursuant to a consent order, the Company paid $4.07 million into an escrow account, the majority of which was paid by the Company's insurance carrier. The Company recognized its portion of the settlement of approximately $1.0 million in 1994. The settlement is on deposit in the escrow account and the parties have agreed on the amount and manner of the distributions to the Plan participants, however, the timing is subject to a court hearing. In the opinion of management, this matter will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

                           SMITH INTERNATIONAL, INC.

       Operating Industries. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA has been conducting various activities at the Operating Industries, Inc. ("OII") site, a disposal site on the NPL located in Monterey Park, California. On June 14, 1988, the United States District Court entered an order approving a Stipulation and Agreement to Compromise and Settle EPA's claim against the Company (the "OII Settlement Agreement"). Under the OII Settlement Agreement, the Company further agreed to pay its allocable share of total future site response costs at the OII site, such share, however, to be limited to the lesser of $5.0 million or 0.65 percent of future site response costs.

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

       On September 16, 1993, the EPA issued the ROD for the remainder of the Chemform Site, which addressed site-related soil contamination. The ROD determined that no further Superfund action was necessary to address Operable Unit Two at the site; however, the Florida DEP requested that additional soil be removed at the Chemform Site. The Company and the two other PRPs performed the soil removal requested under the oversight of the Florida DEP and has provided a Technical Memorandum summarizing this action to the EPA and the Florida DEP. The Company has not received any written response from either the EPA or the Florida DEP. In April 1996, the Company and the other PRPs received a letter from the EPA demanding approximately $.8 million in response and oversight costs. The Company and the other PRP's are contesting this claim and are requesting additional information. As the EPA still retains jurisdiction over the Chemform Site, it is possible that additional issues may arise which would require further resolution, including the claim by the EPA for payment of past oversight or response costs incurred. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

       At December 31, 1996, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $3.6 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for Superfund sites and for properties currently or previously owned or leased by the Company. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

                           SMITH INTERNATIONAL, INC.

13.    QUARTERLY INFORMATION (UNAUDITED)

1996                          FIRST      SECOND       THIRD      FOURTH        YEAR
                            ---------   ---------   ---------   ---------   ----------
Revenues ................   $ 238,820   $ 270,272   $ 310,657   $ 336,909   $1,156,658
                            =========   =========   =========   =========   ==========
Gross profit ............   $  80,909   $  90,323   $ 103,398   $ 117,432   $  392,062
                            =========   =========   =========   =========   ==========
Net income ..............   $  12,948   $  14,981   $  16,604   $  19,911   $   64,444
                            =========   =========   =========   =========   ==========
Earnings per share ......   $    0.33   $    0.38   $    0.42   $    0.50   $     1.62
                            =========   =========   =========   =========   ==========


1995                          FIRST      SECOND       THIRD      FOURTH        YEAR
                            ---------   ---------   ---------   ---------   ----------
Revenues ................   $ 199,603   $ 205,976   $ 229,437   $ 239,528   $  874,544
                            =========   =========   =========   =========   ==========
Gross profit ............   $  65,536   $  68,797   $  76,643   $  81,564   $  292,540
                            =========   =========   =========   =========   ==========
Net income ..............   $  10,805   $  10,124   $  11,743   $  12,920   $   45,592
                            =========   =========   =========   =========   ==========
Earnings per share ......   $    0.28   $    0.26   $    0.30   $    0.33   $     1.16
                            =========   =========   =========   =========   ==========

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

       The information set forth following the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth following the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information set forth following the captions "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

                                                                      PAGE
                                                                    REFERENCE
                                                                    ---------
(1) Financial statements included in this report:
    Report of Independent Public Accountants ........................   21
    Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994 ...............................   22
    Consolidated Balance Sheets at December 31, 1996 and 1995 ....... 23-24
    Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1996, 1995 and 1994 ...................   25
    Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994 ...............................   26
    Notes to Consolidated Financial Statements ...................... 27-43

(2) Financial statement schedule for the years ended December 31,
      1996, 1995 and 1994:
    Report of Independent Public Accountants on Financial Statement
      Schedule ......................................................   48
    II Valuation and qualifying accounts and reserves ...............   49

       All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

       (3)   EXHIBITS AND INDEX TO EXHIBITS

               3.1  --   Restated Certificate of Incorporation of the Company
                         as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended
                         December 31, 1993 and incorporated herein by reference.

               3.2  --   Bylaws of the Company as amended to date. Filed as
                         Exhibit 3.2 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

               4.1  --   Rights Agreement, dated as of June 19, 1990, between
                         the Company and First Chicago Trust Company of New
                         York. Filed as Exhibit 4.13 to the Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

               4.2  --   Note Agreement, dated as of May 21, 1996, between the
                         Company and Principal Mutual Life Insurance Company,
                         John Hancock Mutual Life Insurance Company, John
                         Hancock Variable Life Insurance Company, IDS
                         Certificate Company, Mellon Bank, N.A., as Trustee for
                         AT&T Master Pension Trust and The Maritime Life
                         Assurance Company. Filed as Exhibit 10.3 to the
                         Company's report on Form 10-Q for the quarter ended
                         June 30, 1996 and incorporated herein by reference.

               4.3  --   Loan Agreement dated as of April 4, 1996, by and among
                         the Company and Texas Commerce Bank National
                         Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

               4.4  --   Loan Agreement dated as of April 4, 1996, by and among
                         M-I Drilling Fluids Company, L.L.C., Texas Commerce
                         Bank National Association, individually and as Agent, and the other financial institutions parties thereto.
                         Filed as Exhibit 10.2 to the Company's report on Form
                         10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

               9.   --   Not applicable.

               10.1 -- Smith International, Inc. Supplemental Pension Plan as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.2 -- Smith International, Inc. 1982 Stock Option Plan. Filed as Exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.3 -- Smith International, Inc. 1989 Long Term Incentive Compensation Plan, as amended to date. Filed as
                         Exhibit 10.3 to the Company's report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

               10.4 -- Smith International, Inc. Directors' Retirement Plan as amended to date. Filed as Exhibit 10.4 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.5 -- Smith International, Inc. Supplemental Executive Retirement Plan, as amended. Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

               10.6 -- Supply Agreement dated April 2, 1987 between the Company and TCM Holding Corporation and Rogers Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.7 -- Amendment to Supply Agreement dated January 22, 1993 between the Company and Rogers Tool Works, Inc. Filed as Exhibit 10.7 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.8 -- Supply Agreement dated October 1, 1989 between the Company and Amforge-Smith Forge Company for the supply of forgings. Filed as Exhibit 10.8 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

               10.11 -- Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton.


               10.12 -- Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner.

               10.13 -- Employment Agreement dated April 3, 1995 between the Company and Roger A. Brown. Filed as Exhibit 10.13 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.14 -- Amendment to Employment Agreement dated October 16, 1989 between the Company and Douglas L. Rock. Filed as
                         Exhibit 10.14 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.15 -- Amendment to Employment Agreement dated October 16, 1989 between the Company and D. Barry Heppenstall. Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.16 -- Amendment to Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton.

               10.17 -- Amendment to Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner.

               10.18 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Doug Rock. Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.19 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Barry Heppenstall. Filed as Exhibit 10.19 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.20 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Neal
                         S. Sutton. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.21 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Dick Werner. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               11. --    Not applicable.

               12. --    Not applicable.

               13. --    Not applicable.

               18. --    Not applicable.

               19. --    Not applicable.

               21. --    Subsidiaries of the Company

               23. --    Not applicable.

               24.1 -- Consent of Arthur Andersen L.L.P. regarding Form S-8 Registration Statement No. 33-31556.

               24.2 -- Consent of Arthur Andersen L.L.P. regarding Form S-8 Registration Statement No. 33-69840.

               24.3 -- Consent of Arthur Andersen L.L.P. regarding Form S-8 Registration Statement No. 33-56693.

               27   --   Financial Data Schedule

(B)    REPORTS ON FORM 8-K.

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Smith International, Inc.:

       We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Smith International, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 3, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14(A)(2) for Smith International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Houston, Texas
February 3, 1997

                                                                    SCHEDULE II

                           SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (DOLLARS IN THOUSANDS)

                                                      ADDITIONS
                                          BALANCE AT   CHARGED                           BALANCE
                                          BEGINNING      TO                              AT END
                                           OF YEAR     EXPENSE  WRITE-OFFS   OTHER       OF YEAR
                                          ----------  --------- ----------  -------      -------
Allowance for Doubtful Accounts:
  Year Ended--December 31, 1996 ........   $ 6,838     $ 1,490   $(2,338)   $   434(a)   $ 6,424
  Year Ended--December 31, 1995 ........   $ 8,679     $ 1,024   $(2,865)        --      $ 6,838
  Year Ended--December 31, 1994 ........   $ 4,995     $ 1,642   $(2,705)   $ 4,747(a)   $ 8,679

(a) Amounts represent accounts receivable reserves related to acquisitions made by the Company during the years presented.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SMITH INTERNATIONAL, INC.


                                     By: /s/ DOUGLAS L. ROCK
                                         -------------------------------------
                                                   Douglas L. Rock
                                                Chief Executive Officer,
                                         President and Chief Operating Officer


March 21, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ DOUGLAS L. ROCK                       Chairman of the Board, Chief
---------------------------------------     Executive Officer, President and
(Douglas L. Rock)                           Chief Operating Officer                March 21, 1997


/s/ LOREN K. CARROLL                      Executive Vice President and Chief
--------------------------------------      Financial Officer                      March 21, 1997
(Loren K. Carroll)


/s/ JOHN J. KENNEDY                       Vice President, Chief Accounting
--------------------------------------      Officer and Treasurer                  March 21, 1997
(John J. Kennedy)


/s/ BENJAMIN F. BAILAR                    Director                                 March 21, 1997
--------------------------------------
(Benjamin F. Bailar)


/s/ G. CLYDE BUCK                         Director                                 March 21, 1997
---------------------------------------
(G.  Clyde Buck)


/s/ JAMES R. GIBBS                        Director                                 March 21, 1997
---------------------------------------
(James R. Gibbs)


/s/ JERRY W. NEELY                        Director                                 March 21, 1997
---------------------------------------
(Jerry W. Neely)


/s/ H. MOAK ROLLINS                       Director                                 March 21, 1997
----------------------------------------
(H. Moak Rollins)

                                 EXHIBIT INDEX

             EXHIBIT
             NUMBER      DESCRIPTION
             -------     -----------

               3.1  --   Restated Certificate of Incorporation of the Company
                         as amended to date. Filed as Exhibit 3.1 to the
                         Company's report on Form 10-K for the year ended
                         December 31, 1993 and incorporated herein by
                         reference.

               3.2  --   Bylaws of the Company as amended to date. Filed as
                         Exhibit 3.2 to the Company's report on Form 10-K for
                         the year ended December 31, 1993 and incorporated
                         herein by reference.

               4.1  --   Rights Agreement, dated as of June 19, 1990, between
                         the Company and First Chicago Trust Company of New
                         York. Filed as Exhibit 4.13 to the Company's report on
                         Form 10-K for the year ended December 31, 1991 and
                         incorporated herein by reference.

               4.2  --   Note Agreement, dated as of May 21, 1996, between the
                         Company and Principal Mutual Life Insurance Company,
                         John Hancock Mutual Life Insurance Company, John
                         Hancock Variable Life Insurance Company, IDS
                         Certificate Company, Mellon Bank, N.A., as Trustee for
                         AT&T Master Pension Trust and The Maritime Life
                         Assurance Company. Filed as Exhibit 10.3 to the
                         Company's report on Form 10-Q for the quarter ended
                         June 30, 1996 and incorporated herein by reference.

               4.3  --   Loan Agreement dated as of April 4, 1996, by and among
                         the Company and Texas Commerce Bank National
                         Association, a national banking association,
                         individually and as Agent, and the other financial
                         institutions parties thereto. Filed as Exhibit 10.1 to
                         the Company's report on Form 10-Q for the quarter
                         ended June 30, 1996 and incorporated herein by
                         reference.

               4.4  --   Loan Agreement dated as of April 4, 1996, by and among
                         M-I Drilling Fluids Company, L.L.C., Texas Commerce
                         Bank National Association, individually and as Agent,
                         and the other financial institutions parties thereto.
                         Filed as Exhibit 10.2 to the Company's report on Form
                         10-Q for the quarter ended June 30, 1996 and
                         incorporated herein by reference.

               9.   --   Not applicable.

               10.1 -- Smith International, Inc. Supplemental Pension Plan as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended
                         December 31, 1995 and incorporated herein by reference.

               10.2 --   Smith International, Inc. 1982 Stock Option Plan.
                         Filed as Exhibit 10.2 to the Company's report on Form
                         10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.3 --   Smith International, Inc. 1989 Long Term Incentive
                         Compensation Plan, as amended to date. Filed as
                         Exhibit 10.3 to the Company's report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. 10.4 -- Smith International, Inc.
                         Directors' Retirement Plan as amended to date. Filed as Exhibit 10.4 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.5 --   Smith International, Inc. Supplemental Executive
                         Retirement Plan, as amended. Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended
                         December 31, 1993 and incorporated herein by reference.

               10.6 --   Supply Agreement dated April 2, 1987 between the
                         Company and TCM Holding Corporation and Rogers Tool
                         Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.7 -- Amendment to Supply Agreement dated January 22, 1993 between the Company and Rogers Tool Works, Inc. Filed as Exhibit 10.7 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.8 --   Supply Agreement dated October 1, 1989 between the
                         Company and Amforge-Smith Forge Company for the supply of forgings. Filed as Exhibit 10.8 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

               10.11 --  Employment Agreement dated January 2, 1991 between the
                         Company and Neal S. Sutton.


               10.12 --  Employment Agreement dated May 1, 1991 between the
                         Company and Richard A. Werner.

               10.13 --  Employment Agreement dated April 3, 1995 between the
                         Company and Roger A. Brown. Filed as Exhibit 10.13 to the Company's report on Form 10-K for the year ended
                         December 31, 1995 and incorporated herein by reference.

               10.14 --  Amendment to Employment Agreement dated October 16,
                         1989 between the Company and Douglas L. Rock. Filed as
                         Exhibit 10.14 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.15 --  Amendment to Employment Agreement dated October 16,
                         1989 between the Company and D. Barry Heppenstall.
                         Filed as Exhibit 10.15 to the Company's report on Form
                         10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.16 --  Amendment to Employment Agreement dated January 2,
                         1991 between the Company and Neal S. Sutton.

               10.17 -- Amendment to Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner.

               10.18 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Doug
                         Rock. Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.19 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Barry
                         Heppenstall. Filed as Exhibit 10.19 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.20 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Neal
                         S. Sutton. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               10.21 -- First Amendment to Amendment to Employment Agreement dated November 12, 1992 between the Company and Dick
                         Werner. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               11. --    Not applicable.

               12. --    Not applicable.

               13. --    Not applicable.

               18. --    Not applicable.

               19. --    Not applicable.

               21. --    Subsidiaries of the Company

               23. --    Not applicable.

               24.1 --   Consent of Arthur Andersen L.L.P. regarding Form S-8
                         Registraiton Statement No. 33-31556.

               24.2 --   Consent of Arthur Andersen L.L.P. regarding Form S-8
                         Registration Statement No. 33-69840.

               24.3 --   Consent of Arthur Andersen L.L.P. regarding Form S-8
                         Registration Statement No. 33-56693. 27

               27.  --   Financial Data Schedule