Form 10-Q
period 1997-03-31
SMITH INTERNATIONAL INC
filed 1997-05-15
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (Mark One)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to ______________


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

                 YES            X             NO
                        -----------------          -----------------


      The number of shares outstanding of the Registrant's common stock as of May 7, 1997 was 40,207,730.

                                     INDEX


                                                                               Page No.
                                                                               --------
PART I:  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   Consolidated Statements of Operations -
                      For the Three Months Ended March 31, 1997 and 1996 ...........3


                  Consolidated Balance Sheets -
                      As of March 31, 1997 and December 31, 1996 ...................4


                  Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 1997 and 1996 ...........5


                  Notes to Consolidated Financial Statements........................6



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.................................9



PART II:  OTHER INFORMATION


     ITEMS 1 - 6....................................................................13


SIGNATURES..........................................................................14

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1997           1996
                                                      -----------    -----------
REVENUES .........................................    $   357,484    $   238,820

COSTS AND EXPENSES:
  Cost of Revenues ...............................        236,219        157,911
  Selling Expenses ...............................         56,287         41,826
  General and Administrative Expenses ............         19,953         14,033
                                                      -----------    -----------

       Total Costs and Expenses ..................        312,459        213,770
                                                      -----------    -----------

INCOME BEFORE INTEREST AND TAXES .................         45,025         25,050

INTEREST EXPENSE, NET ............................          5,234          3,039
                                                      -----------    -----------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS ......................................         39,791         22,011

INCOME TAX PROVISION .............................          9,967          5,015
                                                      -----------    -----------

INCOME BEFORE MINORITY INTERESTS .................         29,824         16,996

MINORITY INTERESTS ...............................          8,711          4,048
                                                      -----------    -----------

NET INCOME .......................................    $    21,113    $    12,948
                                                      ===========    ===========

EARNINGS PER SHARE ...............................    $      0.53    $      0.33
                                                      ===========    ===========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ..................         40,068         39,719
                                                      ===========    ===========



  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                                                              March 31,    December 31,
                                                                                1997          1996
                                                                            -----------    -----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................   $    23,918    $    25,540
  Receivables, net ......................................................       349,686        309,062
  Inventories, net ......................................................       304,950        295,041
  Deferred tax assets, net ..............................................         8,959          8,979
  Prepaid expenses and other ............................................        23,293         26,655
                                                                            -----------    -----------
    Total current assets ................................................       710,806        665,277
                                                                            -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET ......................................       208,279        205,251

OTHER ASSETS ............................................................        43,955         43,257

GOODWILL, NET ...........................................................       163,204        160,797
                                                                            -----------    -----------

TOTAL ASSETS ............................................................   $ 1,126,244    $ 1,074,582
                                                                            ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ...........   $    71,729    $    74,983
  Accounts payable ......................................................       109,810        106,962
  Accrued payroll costs .................................................        42,040         42,836
  Income taxes payable ..................................................        21,407         19,706
  Other .................................................................        57,106         56,014
                                                                            -----------    -----------
      Total current liabilities .........................................       302,092        300,501
                                                                            -----------    -----------

LONG-TERM DEBT ..........................................................       242,769        228,443

OTHER LONG-TERM LIABILITIES .............................................        27,356         22,361

MINORITY INTERESTS ......................................................       165,677        154,741

SHAREHOLDERS' EQUITY:
   Preferred Stock, $1 par value; 5,000 shares authorized; no shares
   issued or outstanding in 1997 or 1996 ................................          --             --
  Common Stock, $1 par value; 60,000 shares authorized; 40,205 shares
   issued and outstanding in 1997 (40,157 in 1996) ......................        40,205         40,157
  Additional paid-in capital ............................................       279,947        278,955
  Retained earnings .....................................................        83,595         62,482
  Cumulative translation adjustments ....................................        (7,695)        (5,356)
  Less - treasury securities, at cost; 656 common shares in 1997 and 1996        (7,702)        (7,702)
                                                                            -----------    -----------
      Total shareholders' equity ........................................       388,350        368,536
                                                                            -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $ 1,126,244    $ 1,074,582
                                                                            ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                     1997         1996
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...................................................................   $  21,113    $  12,948
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization .............................................       9,166        7,093
    Minority interests ........................................................       8,711        4,048
    Provision for losses on receivables .......................................         231          216
    Gain on disposal of property, plant and equipment .........................        (125)      (1,223)
    Foreign currency translation losses .......................................          41           37
  Changes in operating assets and liabilities:
    Receivables ...............................................................     (41,904)      (6,976)
    Inventories, net ..........................................................      (9,178)     (12,437)
    Accounts payable ..........................................................       1,882        1,809
    Other current assets and liabilities ......................................       7,662       (4,935)
    Other non-current assets and liabilities ..................................       1,939          896
                                                                                  ---------    ---------

Net cash provided by (used in) operating activities ...........................        (462)       1,476
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired ...............................      (4,880)        --
Property, plant and equipment additions .......................................     (14,708)     (14,075)
Proceeds from disposal of property, plant and equipment .......................       1,366        3,435
                                                                                  ---------    ---------

Net cash used in investing activities .........................................     (18,222)     (10,640)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ......................................      25,857       25,463
Repayments of long-term debt ..................................................     (10,000)     (10,000)
Net decrease in short-term borrowings .........................................      (1,994)      (9,379)
Proceeds from exercise of stock options .......................................         526        1,607
Contributions from minority interest partner, net .............................       2,880         --
                                                                                  ---------    ---------

Net cash provided by financing activities .....................................      17,269        7,691
                                                                                  ---------    ---------

Effect of exchange rate changes on cash .......................................        (207)         (58)
                                                                                  ---------    ---------

Decrease in cash and cash equivalents .........................................      (1,622)      (1,531)
Cash and cash equivalents at beginning of period ..............................      25,540       14,845
                                                                                  ---------    ---------

Cash and cash equivalents at end of period ....................................   $  23,918    $  13,314
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest ........................................................   $   2,523    $   2,238
Cash paid for income taxes ....................................................   $   2,214    $   3,291


  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1)  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1996 Annual Report on Form 10-K.

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

         The number of shares used in the computation was determined as follows (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              1997         1996
                                                             ------       ------
         Weighted average number of
              shares outstanding .....................       39,539       39,296
         Common stock equivalents ....................          529          423
                                                             ------       ------
         Average common and common
             equivalent shares outstanding ...........       40,068       39,719
                                                             ======       ======

3)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all U.S. inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                        March 31,     December 31,
                                                           1997          1996
                                                        ---------     ---------
Raw Materials ......................................    $  24,114     $  30,614
Work in Process ....................................       59,456        45,985
Finished Goods .....................................      236,675       233,139
                                                        ---------     ---------
                                                          320,245       309,738
Reserves to state certain domestic inventories
   ($125,480 and $117,360 in 1997 and 1996,
       respectively) on a LIFO basis ...............      (15,295)      (14,697)
                                                        ---------     ---------
Inventories, net ...................................    $ 304,950     $ 295,041
                                                        =========     =========


4)  PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consists of the following (in thousands):

                                                      March 31,     December 31,
                                                        1997           1996
                                                     -----------    -----------
Land .............................................   $    17,697    $    17,880
Buildings ........................................        38,803         40,170
Machinery and equipment ..........................       312,898        305,491
                                                     -----------    -----------
                                                         369,398        363,541

Less-accumulated depreciation ....................      (161,119)      (158,290)
                                                     -----------    -----------

Net property, plant and equipment ................   $   208,279    $   205,251
                                                     ===========    ===========

5)  DEBT

         The following summarizes the Company's outstanding debt (in thousands):

                                                      March 31,     December 31,
                                                        1997           1996
                                                     -----------    -----------
Current:
  Short-term bank borrowings .....................        46,315         49,178
  Current portion of long-term debt ..............        25,414         25,805
                                                     -----------    -----------
                                                          71,729         74,983
                                                     -----------    -----------
Long-term:
  Notes payable ..................................       106,000        116,000
  Bank revolvers payable .........................       117,900         92,200
  Term loans .....................................        43,095         44,626
  Other ..........................................         1,188          1,422
                                                     -----------    -----------
                                                         268,183        254,248
  Less current portion of long-term debt .........       (25,414)       (25,805)
                                                     -----------    -----------
  Long-term debt .................................   $   242,769    $   228,443
                                                     ===========    ===========


         On April 8, 1997, the Company and M-I Drilling Fluids L.L.C. ("M-I") amended their revolving line of credit agreements increasing the amounts available under the Company's and M-I's U.S. lines from $120.0 million to $200.0 million. The new credit agreements expire in March 2002 and carry generally the same terms and covenants.

         Principal payments of long-term debt on a calendar year basis are as follows:


1998............................................................     $  29,950
1999............................................................        19,799
2000............................................................        19,799
2001............................................................        48,311
Thereafter......................................................       124,910
                                                                     ---------
                                                                     $ 242,769
                                                                     =========



6)  SUBSEQUENT EVENTS

         Subsequent to March 31, 1997 the Company finalized the acquisition of Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") and M-I completed the acquisition of Branath Oilfield Services, Inc. ("Branath"). Tri-Tech is a supplier of fishing and other downhole remedial products and services to the U.S. Gulf Coast region. Branath is a supplier of solids control equipment to the Canadian oil and gas industry. Both transactions, which are expected to be accounted for as purchases, were funded with borrowings against available lines of credit.

7)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" effective for fiscal periods ending after December 15, 1997. This standard revises the method of computing weighted average shares used in the earnings per share calculation.

         The impact of adopting SFAS 128 is not expected to have a material impact upon the Company's reported earnings per share amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. It should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto.

         The Company's primary business is the manufacture and sale of premium products and services to the oil and gas industry's exploration and production sectors. The Company's business units provide products and engineering services including drilling and completion fluid systems, solids-control equipment, waste management services, three- cone drill bits, diamond drill bits, drilling tools, underreamers, sidetracking systems and liner hangers.

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

RESULTS OF OPERATIONS

REVENUES

         The Company operates through five business units which market the products manufactured and provide services throughout the world. The following table presents revenue and average rig count information for the periods shown.

                                             For the Three Months Ended March 31,
                                           -----------------------------------------
                                                   1997                    1996
                                           -----------------------------------------
                                            Amount        %       Amount         %
                                           -----------------------------------------
Revenues by Business Unit:
  M-I - Fluids .........................   $206,101         58   $133,699         56
  Smith Tool ...........................     58,242         16     45,227         19
  Smith Drilling & Completions .........     47,738         13     30,775         13
  M-I - SWACO ..........................     27,538          8     17,024          7
  Smith Diamond Technology .............     17,865          5     12,095          5
                                           --------        ---   --------        ---

          Total ........................   $357,484        100   $238,820        100
                                           ========        ===   ========        ===

Revenues by Area:

  U.S. .................................   $135,705         38     95,382         40
  Export ...............................     20,260          6     13,121          5
  Non-U.S. .............................    201,519         56    130,317         55
                                           --------        ---   --------        ---

          Total ........................   $357,484        100   $238,820        100
                                           ========        ===   ========        ===
Average Active Rig Count:
  U.S. .................................        856                   709
  Canada ...............................        395                   336
  Non-North America ....................        804                   780
                                           --------              --------
          Total ........................      2,055                 1,825
                                           ========              ========

M-I - FLUIDS

         M-I - Fluids, a division of M-I Drilling Fluids L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I - Fluids revenues increased $72.4 million, or 54 percent, over the first quarter of 1996. The majority of the revenue growth over the first quarter of the prior year relates to the increased level of deep-water drilling activity in the U.S. Gulf Coast area and incremental revenues associated with the Anchor Drilling Fluids A.S. ("Anchor") operations, which were acquired in June 1996.

 SMITH TOOL

         Smith Tool manufactures and sells three-cone bits for use in the oil and gas industry and in mining applications. Smith Tool revenues increased $13.0 million, or 29 percent, from the first quarter of 1996. Increased unit sales and a favorable shift in the sales mix toward premium bits contributed to the higher revenues. On a geographic basis, revenue growth in the U.S., related to higher rig count activity, and Europe/Africa, related to the introduction of the new Magnum(TM) Bit line in the North Sea area, account for the majority of the growth in revenues over the first quarter of 1996.

SMITH DRILLING & COMPLETIONS

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' revenues increased $17.0 million, or 55 percent, over the first quarter of 1996. The increase is primarily attributable to the incremental revenues associated with The Red Baron (Oil Tools Rental) Ltd.'s ("Red Baron") operations, which were acquired in October 1996, and higher levels of re-entry drilling activity in the U.S. Gulf Coast area.

M-I - SWACO

         M-I - SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I - SWACO revenues increased $10.5 million, or 62 percent, over the first quarter of 1996. Increased equipment rental revenues, attributable to higher demand in Latin America, contributed to the majority of the revenue growth.

SMITH DIAMOND TECHNOLOGY

         Smith Diamond Technology manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamond at its Geodiamond division. Smith Diamond Technology also manufactures PDC and cubic boron nitride at its MegaDiamond and SupraDiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. Higher unit sales, primarily in Latin America, Europe/Africa and the Far East, driven by increased market growth, new product introductions and continued expansion into markets outside the U.S., account for the quarter-over-quarter revenue growth.

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues:

                                                   For the Three Months Ended March 31,
                                                ------------------------------------------
                                                      1997                   1996
                                                ------------------------------------------
                                                 Amount        %         Amount         %
                                                ------------------------------------------
Revenues ....................................   $357,484      100       $238,820       100
                                                --------      ---       --------       ---

Gross profit ................................    121,265       34         80,909        34
Operating expenses ..........................     76,240       21         55,859        24
                                                --------      ---       --------       ---

Income before interest and taxes ............     45,025       13         25,050        10
Interest expense, net .......................      5,234        2          3,039         1
                                                --------      ---       --------       ---
Income before income taxes and minority
  interests .................................     39,791       11         22,011         9
Income tax provision ........................      9,967        3          5,015         2
                                                --------      ---       --------       ---
Income before minority interests ............     29,824        8         16,996         7
Minority interests ..........................      8,711        2          4,048         2
                                                --------      ---       --------       ---

Net income ..................................   $ 21,113        6       $ 12,948         5
                                                ========      ===       ========       ===

         Total revenues for the first quarter of 1997 increased $118.7 million, or 50 percent, from the prior year with the Company experiencing growth across all business units and geographic areas. The variance over the prior year relates to the increased level of deep-water and re-entry drilling activity in the U.S. Gulf Coast area and the addition of acquired operations. The impact of 1996 acquisitions, which had significant operations in the Eastern Hemisphere, resulted in the Company's revenues outside the U.S. increasing from 60 percent of total revenues in the first quarter of 1996 to 62 percent of total revenues in the first quarter of 1997.

         Gross profit increased $40.4 million, or 50 percent, from the first quarter of 1996. Gross profit margins equaled 34 percent which were comparable to the first quarter of 1996. The gross profit increase over the prior year's results is attributable to the significant revenue growth.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased $20.4 million over the first quarter of 1996; however, as a percentage of revenues, operating expenses decreased from 24 percent in the first quarter of 1996 to 21 percent in the first quarter of 1997. The increase in absolute dollars relates to increased variable costs associated with the higher level of revenues and incremental costs associated with the Anchor and Red Baron operations for which no amounts were included in the first quarter of the prior year.

         Net interest expense, which represents interest expense less interest income, increased $2.2 million from the first quarter of 1996. The increase relates to the higher level of borrowings to fund the business acquisitions. To a lesser extent, borrowings required to finance general working capital needs, which increased as a result of the revenue growth experienced by the Company, also contributed to the increase.

         The Company's effective tax rate for the first quarter of 1997 approximated 25 percent, which is higher than the rate for the comparable period in the prior year and lower than the U.S. statutory rate. The effective rate increase over the prior year relates primarily to increased profitability in tax jurisdictions with higher statutory rates. The effective rate was lower than the statutory rate, due primarily to the utilization of U.S. net operating loss carryforwards and alternative minimum tax credits.

         Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $4.7 million from the first quarter of 1996 due to the increased profitability of the M-I operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition remained strong at March 31, 1997. Working capital at March 31, 1997 increased $43.9 million, or 12 percent, from December 31, 1996.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has U.S. and non-U.S. borrowing facilities for operating and financing needs. Subsequent to March 31, 1997, the Company and M-I amended their revolving line of credit agreements increasing available borrowing capacity to $200.0 million. At March 31, 1997, including the effect of the new line of credit agreements, the Company had approximately $82.9 million of funds available under its $200.0 million and other long-term revolving line of credit facilities. Additionally, the Company has approximately $40.0 million of non-U.S. short-term borrowing facilities with various banks which had available borrowing capacity of $24.8 million. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs for the foreseeable future.

         Subsequent to March 31, 1997 the Company finalized the acquisition of Tri-Tech Fishing Services, L.L.C. and M-I completed the acquisition of Branath Oilfield Services, Inc. Both transactions, which are expected to be accounted for as purchases, were funded with borrowings against available lines of credit. Aside from these acquisitions, management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending on the size and terms of the acquisition, may require debt or equity financing

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             (27) Financial Data Schedule

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SMITH INTERNATIONAL, INC.
                                       Registrant



Date:     May 15, 1997                 By: /s/ Douglas L. Rock
     -----------------                    --------------------------------------
                                          Douglas L. Rock
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Chief Operating
                                          Officer





Date:     May 15, 1997                 By:  /s/ John J. Kennedy
     -----------------                    --------------------------------------
                                          John J. Kennedy
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
