Form 10-Q
period 1997-06-30
SMITH INTERNATIONAL INC
filed 1997-08-14
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from _______ to ______


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

                                 YES [X]  NO [ ]

     The number of shares outstanding of the Registrant's common stock as of August 8, 1997 was 40,288,103.

                                     INDEX


                                                                                                      Page No.
                                                                                                      --------
PART I:  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   Consolidated Statements of Operations -
                      For the Three and Six Months Ended June 30, 1997 and 1996.......................     1


                  Consolidated Balance Sheets -
                      As of June 30, 1997 and December 31, 1996.......................................     2


                  Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 1997 and 1996.................................     3


                  Notes to Consolidated Financial Statements..........................................     4



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS............................................     8



PART II:  OTHER INFORMATION


     ITEMS 1 - 6......................................................................................    12


SIGNATURES............................................................................................    13

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                           For the Three Months      For the Six Months
                                              Ended June 30,            Ended June 30,
                                          ---------------------     ---------------------
                                            1997         1996         1997         1996
                                          --------     --------     --------     --------
REVENUES ............................     $383,163     $270,272     $740,647     $509,092

COSTS AND EXPENSES:
  Costs of Revenues .................      249,969      179,949      486,188      337,860

  Selling Expenses ..................       61,679       44,858      117,966       86,684

  General and Administrative Expenses       19,445       15,131       39,398       29,164
                                          --------     --------     --------     --------

       Total Costs and Expenses .....      331,093      239,938      643,552      453,708

                                          --------     --------     --------     --------

INCOME BEFORE INTEREST AND TAXES ....       52,070       30,334       97,095       55,384

INTEREST EXPENSE, NET ...............        6,013        3,764       11,247        6,803
                                          --------     --------     --------     --------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS ................       46,057       26,570       85,848       48,581

INCOME TAX PROVISION ................       12,102        5,779       22,069       10,794
                                          --------     --------     --------     --------

INCOME BEFORE MINORITY INTERESTS ....       33,955       20,791       63,779       37,787

MINORITY INTERESTS ..................       10,026        5,810       18,737        9,858
                                          --------     --------     --------     --------

NET INCOME ..........................     $ 23,929     $ 14,981     $ 45,042     $ 27,929
                                          ========     ========     ========     ========

EARNINGS PER SHARE ..................     $   0.60     $   0.38     $   1.12     $   0.70
                                          ========     ========     ========     ========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING .....       40,125       39,851       40,100       39,814
                                          ========     ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                                                                      June 30,          December 31,
                                                                                        1997                1996
                                                                                   --------------      --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................     $       24,265      $       25,540
  Receivables, net ...........................................................            384,885             309,062
  Inventories, net ...........................................................            319,600             295,041
  Deferred tax assets, net ...................................................              8,780               8,979
  Prepaid expenses and other .................................................             20,413              26,655
                                                                                   --------------      --------------
    Total current assets .....................................................            757,943             665,277
                                                                                   --------------      --------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................            234,600             205,251

OTHER ASSETS .................................................................             44,174              43,257

GOODWILL, NET ................................................................            188,499             160,797
                                                                                   --------------      --------------

TOTAL ASSETS .................................................................     $    1,225,216      $    1,074,582
                                                                                   ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ................     $       80,852      $       74,983
  Accounts payable ...........................................................            104,329             106,962
  Accrued payroll costs ......................................................             50,103              42,836
  Income taxes payable .......................................................             10,936              19,706
  Other ......................................................................             72,718              56,014
                                                                                   --------------      --------------
      Total current liabilities ..............................................            318,938             300,501
                                                                                   --------------      --------------

LONG-TERM DEBT ...............................................................            291,896             228,443

OTHER LONG-TERM LIABILITIES ..................................................             27,025              22,361

MINORITY INTERESTS ...........................................................            174,002             154,741

SHAREHOLDERS' EQUITY:
    Preferred Stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 1997 or 1996 ....................................                 --                  --
   Common Stock, $1 par value; 60,000 shares authorized; 40,281 shares
    issued and outstanding in 1997 (40,157 in 1996) ..........................             40,281              40,157
  Additional paid-in capital .................................................            281,677             278,955
  Retained earnings ..........................................................            107,524              62,482
  Cumulative translation adjustments .........................................             (8,425)             (5,356)
  Less - treasury securities, at cost; 656 common shares in 1997 and 1996 ....             (7,702)             (7,702)
                                                                                   --------------      --------------
      Total shareholders' equity .............................................            413,355             368,536
                                                                                   --------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................     $    1,225,216      $    1,074,582
                                                                                   ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                          ------------------------------
                                                                                              1997              1996
                                                                                          ------------      ------------
Cash flows from operating activities:

 Net income .........................................................................     $     45,042      $     27,929
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization ...................................................           21,632            14,058
    Minority interests ..............................................................           18,737             9,858
    Provision for losses on receivables .............................................              643               570
    Gain on disposal of property, plant and equipment ...............................           (1,176)           (1,261)
    Foreign currency translation losses .............................................              112                54
  Changes in operating assets and liabilities:
    Receivables .....................................................................          (72,160)          (28,684)
    Inventories, net ................................................................          (21,550)          (28,317)
    Accounts payable ................................................................           (4,958)            6,458
    Other current assets and liabilities ............................................            7,235            (2,383)
    Other non-current assets and liabilities ........................................            6,203             2,788
                                                                                          ------------      ------------

Net cash provided by (used in) operating activities .................................             (240)            1,070
                                                                                          ------------      ------------

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired .....................................          (47,330)          (68,351)
Property, plant and equipment additions .............................................          (34,118)          (31,149)
Proceeds from disposal of property, plant and equipment .............................            3,191             6,698
                                                                                          ------------      ------------

Net cash used in investing activities ...............................................          (78,257)          (92,802)
                                                                                          ------------      ------------

Cash flows from financing activities:

Proceeds from issuance of long-term debt ............................................           83,318           107,790
Repayments of long-term debt ........................................................          (14,935)          (10,000)
Net increase (decrease) in short-term borrowings ....................................            6,408            (2,433)
Proceeds from exercise of stock options .............................................            1,298             1,916
Contributions from minority interest partner, net ...................................            1,188                --
                                                                                          ------------      ------------

Net cash provided by financing activities ...........................................           77,277            97,273
                                                                                          ------------      ------------

Effect of exchange rate changes on cash .............................................              (55)              (86)
                                                                                          ------------      ------------
Increase (decrease) in cash and cash equivalents ....................................           (1,275)            5,455
Cash and cash equivalents at beginning of period ....................................           25,540            14,845
                                                                                          ------------      ------------

Cash and cash equivalents at end of period ..........................................     $     24,265      $     20,300
                                                                                          ============      ============

Supplemental disclosures of cash flow information:

Cash paid for interest ..............................................................     $     11,138      $      7,212
Cash paid for income taxes ..........................................................     $     14,490      $      4,419



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

2)    ACQUISITIONS

         On April 16, 1997 the Company acquired all of the interest in Tri-Tech Fishing Services, L.L.C., a supplier of fishing and other downhole remedial products and services to the U.S. Gulf Coast region. On May 1, 1997, M-I Drilling Fluids L.L.C. ("M-I"), acquired the assets of Branath Oilfield Services, Inc., a supplier of solids control equipment to the Canadian oil and gas industry. The Company also acquired certain other assets and operations during 1997. The 1997 acquisitions were purchased in exchange for total consideration of $52.3 million, which includes cash payments and amounts of contingent consideration, if any, determinable at the date of acquisition. The purchase price related to the above acquisitions was financed with borrowings against available lines of credit.

         The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $29.4 million, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The unaudited pro forma supplemental information for the six months ended June 30, 1996 and 1997, is presented below (in thousands, except per share amounts):

                                                For the Six Months
                                                   Ended June 30,
                                               ---------------------
                                                 1997          1996
                                               --------     --------
                                                    (unaudited)
Revenues .................................     $751,376     $594,053
Net income ...............................     $ 45,879     $ 28,842
Earnings per share .......................     $   1.14     $   0.72

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows for the six months ended June 30, 1997:

Fair value of assets, net of cash acquired...............     $ 31,442
Goodwill recorded........................................       29,398
Less:  Total liabilities assumed.........................      (13,510)
                                                              --------
Acquisition of businesses, net of cash acquired..........     $ 47,330
                                                              ========

3)  EARNINGS PER SHARE

         Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

         The number of shares used in the computation was determined as follows (in thousands):

                                                            For the Three Months        For the Six Months
                                                                Ended June 30,            Ended June 30,
                                                            ---------------------     ---------------------
                                                              1997         1996         1997         1996
                                                            --------     --------     --------     --------
Weighted average number of shares outstanding .........       39,581       39,329       39,561       39,313
Common stock equivalents ..............................          544          522          539          501
                                                            --------     --------     --------     --------
Average common and common equivalent
   shares outstanding .................................       40,125       39,851       40,100       39,814
                                                            ========     ========     ========     ========

4)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all U.S. inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                             June 30,       December 31,
                                                               1997             1996
                                                           -----------      -----------
Raw materials ........................................     $    28,383      $    30,614
Work-in-process ......................................          66,985           45,985
Finished goods .......................................         240,222          233,139
                                                           -----------      -----------
                                                               335,590          309,738
Reserves to state certain domestic inventories
($134,723 and $117,360 in 1997 and 1996,
    respectively) on a LIFO basis ....................         (15,990)         (14,697)
                                                           -----------      -----------

Inventories, net .....................................     $   319,600      $   295,041
                                                           ===========      ===========

5)  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, Plant and Equipment consists of the following (in thousands):



                                                             June 30,        December 31,
                                                               1997              1996
                                                            -----------      -----------
Land ..................................................     $    17,898      $    17,880
Buildings .............................................          40,298           40,170
Machinery and equipment ...............................         345,220          305,491
                                                            -----------      -----------
                                                                403,416          363,541

Less-accumulated depreciation .........................        (168,816)        (158,290)
                                                            -----------      -----------

Net property, plant and equipment .....................     $   234,600      $   205,251
                                                            ===========      ===========

6)  DEBT

         The following summarizes the Company's outstanding debt (in thousands):

                                                              June 30,       December 31,
                                                                1997             1996
                                                            -----------      -----------
Current:
  Short-term bank borrowings ..........................          50,100           49,178
  Current portion of long-term debt ...................          30,752           25,805
                                                            -----------      -----------
                                                                 80,852           74,983
                                                            -----------      -----------
Long-term:
  Notes payable .......................................         106,000          116,000
  Bank revolvers payable ..............................         175,200           92,200
  Term loans ..........................................          40,932           44,626
  Other ...............................................             516            1,422
                                                            -----------      -----------
                                                                322,648          254,248

  Less current portion of long-term debt ..............         (30,752)         (25,805)
                                                            -----------      -----------
  Long-term debt ......................................     $   291,896      $   228,443
                                                            ===========      ===========

         On April 8, 1997, the Company and M-I amended their revolving line of credit agreements increasing the amounts available under the Company's and M-I's U.S. lines from $120.0 million to $200.0 million. The new credit agreements expire in March 2002 and carry generally the same terms and covenants.

         Principal payments of long-term debt on a calendar year basis are as follows:


1998 ...................................................................     $   30,325
1999 ...................................................................         20,174
2000 ...................................................................         20,174
2001 ...................................................................         49,078
Thereafter .............................................................        172,145
                                                                             ----------
                                                                             $  291,896
                                                                             ==========

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

         The Company's primary business is the manufacture and sale of premium products and services to the oil and gas industry's exploration and production sectors. The Company's business units provide products and engineering services including drilling and completion fluid systems, solids-control equipment, waste management services, three-cone drill bits, diamond drill bits, drilling tools, underreamers, sidetracking systems and liner hangers.

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

                                             For the Three Months Ended                For the Six Months Ended
                                                       June 30,                                June 30,
                                         -----------------------------------    -------------------------------------
                                             1997               1996                 1997               1996
                                         -----------------------------------    -------------------------------------
                                          Amount      %        Amount     %        Amount      %      Amount       %
                                         ---------------    ----------------    ----------------   ------------------
Revenues by Business Unit:
  M-I - Fluids.........................   $ 214,714   56    $   157,235   58    $   420,815   57   $   290,934     57
  M-I - SWACO..........................      31,872    8         18,989    7         59,410    8        36,013      7
  Smith Tool...........................      59,799   16         46,494   17        118,041   16        91,721     18
  Smith Drilling & Completions.........      57,156   15         33,799   13        104,894   14        64,574     13
  Smith Diamond Technology.............      19,622    5         13,755    5         37,487    5        25,850      5
                                         ----------  ---    -----------  ---    -----------   ---  -----------    ---

          Total........................  $  383,163  100    $   270,272  100    $   740,647   100  $   509,092    100
                                         ==========  ===    ===========  ===    ===========   ===  ===========    ===

Revenues by Area:
  U.S..................................  $  152,754   40    $   116,760   43    $   288,459    39  $   212,142     42
  Export...............................      24,948    6         17,451    7         45,208     6       30,572      6
  Non-U.S..............................     205,461   54        136,061   50        406,980    55      266,378     52
                                         ----------  ---    -----------  ---    -----------   ---  -----------    ---

          Total........................  $  383,163  100    $   270,272  100    $   740,647   100  $   509,092    100
                                         ==========  ===    ===========  ===    ===========   ===  ===========    ===

Average Active Rig Count:
  U.S..................................         934                 760                 895                734
  Canada...............................         255                 150                 325                243
  Non-North America....................         812                 794                 808                787
                                         ----------         -----------         -----------        -----------

          Total........................       2,001               1,704               2,028              1,764
                                         ==========         ===========         ===========        ===========

M-I - FLUIDS

         M-I - Fluids, a division of M-I Drilling Fluids L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I - Fluids revenues increased $57.5 million, or 37 percent, over the second quarter of 1996 and $129.9 million, or 45 percent, from the first six months of 1996. The majority of the revenue growth over the prior year relates to the incremental revenues associated with the Anchor Drilling Fluids A.S. ("Anchor") operations, which were acquired in June 1996, and the increased level of deep-water drilling activity in the U.S. Gulf Coast area.


M-I - SWACO

         M-I - SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I - SWACO revenues increased $12.9 million and $23.4 million from the second quarter and first six months of 1996, respectively. Increased market share in Latin America coupled with higher drilling activity in the U.S., Canada and Latin America contributed the majority of the revenue variance.


SMITH TOOL

         Smith Tool manufactures and sells three-cone bits for use in the oil and gas industry and in mining applications. Smith Tool revenues increased
$13.3 million from the second quarter of 1996 and $26.3 million from the first six months of 1996. Increased unit sales and a favorable shift in the sales mix toward premium bits accounted for the revenue growth over the prior year periods. On a geographic basis, revenue growth in the U.S. and Canada, related to higher rig activity, account for the majority of the increase from the second quarter of 1996. Increased North America revenues, attributable to higher activity levels, and higher Europe/Africa revenues, related to the introduction of the new Magnum(TM) Bit line in the North Sea area, accounted for the majority of the growth over the first half of 1996.


SMITH DRILLING & COMPLETIONS

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' revenues increased $23.4 million, or 69 percent, over the second quarter of 1996 and $40.3 million, or 62 percent, from the first six months of 1996. The increase is attributable to the incremental revenues associated with The Red Baron (Oil Tools Rental) Ltd.'s ("Red Baron") and the Tri-Tech Fishing Services, L.L.C.'s operations, which were acquired in October 1996 and April 1997, respectively. Higher levels of re-entry drilling activity in the U.S. Gulf Coast area also contributed to the growth over the prior year.


SMITH DIAMOND TECHNOLOGY

         Smith Diamond Technology manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamond at its GeoDiamond division. Smith Diamond Technology also manufactures PDC and cubic boron nitride at its MegaDiamond and SupraDiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. Smith Diamond Technology revenues increased $5.9 million, or 43 percent, over the second quarter of 1996 and $11.6 million, or 45 percent, from the first six months of 1996. Higher unit sales in Latin America, Europe/Africa and the Far East related to increased market penetration, higher activity levels and continued expansion into new markets, account for the year-over-year revenue growth.


         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues:

                                           For the Three Months Ended                For the Six Months Ended
                                                     June 30,                                June 30,
                                       ------------------------------------     ------------------------------------
                                           1997               1996                 1997               1996
                                       ------------------------------------     ------------------------------------
                                        Amount      %        Amount     %        Amount      %         Amount    %
                                       ---------------       --------------     ---------------      ---------------
Revenues............................   $ 383,163   100       $270,272   100     $ 740,647   100      $ 509,092   100
                                       ---------   ---       --------   ---     ---------   ---      ---------   ---

Gross profit........................     133,194    35         90,323    33       254,459    34        171,232    34

Operating expenses..................      81,124    21         59,989    22       157,364    21        115,848    23
                                       ---------   ---       --------   ---     ---------   ---      ---------   ---

Income before interest and taxes....      52,070    14         30,334    11        97,095    13         55,384    11
Interest expense, net...............       6,013     2          3,764     1        11,247     2          6,803     2
                                       ---------   ---       --------   ---     ---------   ---      ---------   ---
Income before income taxes and
 minority interests.................      46,057    12         26,570    10        85,848    11         48,581     9
Income tax provision................      12,102     3          5,779     2        22,069     3         10,794     2
                                       ---------   ---       --------   ---     ---------   ---      ---------   ---
Income before minority interests....      33,955     9         20,791     8        63,779     8         37,787     7
Minority interests..................      10,026     3          5,810     2        18,737     2          9,858     2
                                       ---------   ---       --------   ---     ---------   ---      ---------   ---

Net income..........................   $  23,929     6       $ 14,981     6     $  45,042     6      $  27,929     5
                                       =========   ===       ========   ===     =========   ===      =========   ===

         Total revenues increased $112.9 million, or 42 percent, from the prior year quarter and $231.6 million, or 45 percent, over the first six months of 1996 as the Company experienced growth across all business units and geographic areas. Increased drilling activity levels, particularly deepwater and re-entry activity in the Gulf Coast area, and the addition of acquired operations contributed the majority of the variance. The impact of the Anchor and Red Baron acquisitions, which had significant operations in the Eastern Hemisphere, resulted in the Company's revenues outside the U.S. increasing from 58 percent of total revenues for the first six months of 1996 to 61 percent of total revenues for the first six months of 1997.

         Gross profit increased $42.9 million and $83.2 million from the second quarter and first six months of 1996, respectively. The increase in gross profit over the second quarter of 1996 resulted in a 2 percentage point improvement in the Company's gross profit margin over the same period. The variance over the prior year quarter is attributable to the favorable impact of acquired operations and certain price increases enacted during the year.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased $21.1 million over the second quarter of 1996 and $41.5 million from the first half of 1996; however, as a percentage of revenues, operating expenses for the six month period experienced a 2 percentage point improvement over the first half of 1996. The dollar variance over the first six months of 1996, relates primarily to increased variable costs attributable to the higher level of revenues. Incremental costs associated with the acquired operations, for which immaterial amounts were included in the first half of 1996, also contributed to the year-over-year dollar variance.

         Net interest expense, which represents interest expense less interest income, increased $2.2 million and $4.4 million from the second quarter and first half of 1996, respectively. The increase relates to the higher level of borrowings to fund business acquisitions and finance general working capital needs, which increased as a result of the revenue growth experienced by the Company.

         The Company's effective tax rate for the second quarter and first six months of 1997 approximated 26 percent, which is higher than the rate for the comparable periods in the prior year and lower than the U.S. statutory rate. The effective rate increase over the prior year relates primarily to increased profitability in tax jurisdictions with higher statutory rates. The effective rate was lower than the statutory rate, due primarily to the utilization of U.S. net operating loss carryforwards and alternative minimum tax credits.

         Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I.

Minority interests increased $4.2 million and $8.9 million from the second quarter and first half of 1996 due to the increased profitability of the M-I operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition remained strong at June 30, 1997. Working capital at June 30, 1997 increased $74.2 million, or 20 percent, from December 31, 1996.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has U.S. and non-U.S. borrowing facilities for operating and financing needs. During 1997, the Company and M-I have amended their revolving line of credit agreements increasing available borrowing capacity to $200.0 million. At June 30, 1997, the Company had approximately $24.0 million of funds available under its $200.0 million and other long-term revolving line of credit facilities. Additionally, the Company has approximately $40.0 million of non-U.S. short-term borrowing facilities with various banks which had available borrowing capacity of $20.5 million. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs for the foreseeable future.

         The Company has completed several acquisitions during the periods presented and management intends to continue evaluating opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending on the size and terms of the acquisition, may require debt or equity financing.

     PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on April 23, 1997, shareholders of the Company elected directors and ratified the appointment of auditors by the votes shown below.


Agenda Item                                                For         Withheld        Abstain
-----------                                            ----------     ----------     ----------
Election of directors:
Benjamin F. Bailar ...............................     35,972,863        586,324             --

Douglas L. Rock ..................................     35,971,225        587,962             --

H. Moak Rollins ..................................     35,963,533        595,654             --



Agenda Item                                                For         Withheld        Abstain
-----------                                            ----------     ----------     ----------
Ratify auditors ..................................     36,408,703        114,951         35,533



ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

             (10)  Material Contracts
                   10.1 Agreement and First Amendment to Loan Agreement dated April 8, 1997, by and among Smith International, Inc., as Borrower; Texas Commerce Bank, as Agent and as a Bank, and ABN Amro Bank N.V., Houston Agency and Den Norske Bank AS, as Co-Agents and as Banks, and other banks now or hereafter parties hereto.

                   10.2 Agreement and First Amendment to Loan Agreement dated April 8, 1997, by and among M-I Drilling Fluids, L.L.C., as Borrower; Texas Commerce National Association, as an agent and as a Bank, and ABN Amro Bank N.V., Houston Agency and Den Norske Bank AS, as Co-Agents and as Banks, and the other banks now or hereafter parties hereto.

             (27)  Financial Data Schedule
                   27.1  Financial Data Schedule


         (a)  Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SMITH INTERNATIONAL, INC.
                                    Registrant



Date:     August 14, 1997           By: /s/ Douglas L. Rock
     -------------------------         ----------------------------------------
                                         Douglas L. Rock
                                         Chairman of the Board, Chief Executive
                                         Officer, President and Chief Operating
                                         Officer



Date:     August 14, 1997           By:  /s/ John J. Kennedy
     -------------------------         ----------------------------------------
                                         John J. Kennedy
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
    (10)  Material Contracts
          10.1 Agreement and First Amendment to Loan
          Agreement dated April 8, 1997, by and among Smith International,
          Inc., as Borrower; Texas Commerce Bank, as Agent and as a Bank, and
          ABN Amro Bank N.V., Houston Agency and Den Norske Bank AS, as
          Co-Agents and as Banks, and other banks now or hereafter parties hereto.

          10.2 Agreement and First Amendment to Loan Agreement dated April 8,
          1997, by and among M-I Drilling Fluids, L.L.C., as Borrower; Texas
          Commerce National Association, as an agent and as a Bank, and ABN Amro
          Bank N.V., Houston Agency and Den Norske Bank AS, as Co-Agents and as
          Banks, and the other banks now or hereafter parties hereto.

   (27)   Financial Data Schedule
          27.1 Financial Data Schedule