Form 10-Q
period 1997-09-30
SMITH INTERNATIONAL INC
filed 1997-11-14
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

 / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________

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

                            YES  /X/      NO / /

The number of shares outstanding of the Registrant's common stock as of November 7, 1997 was 40,310,108.

                                     INDEX


                                                                                                       Page No.
                                                                                                       --------
PART I:  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated Statements of Operations -
                   For the Three and Nine Months Ended September 30, 1997 and 1996 . . . . . . . . . .     1

               Consolidated Balance Sheets -
                   As of September 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . .     2

               Consolidated Statements of Cash Flows -
                   For the Nine Months Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . .     3

               Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .     4

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .. . . . . . . . . . . . . .     8

 PART II:  OTHER INFORMATION

      ITEMS 1 - 6  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

 SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                           For the Three Months         For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                         -----------------------     -------------------------
                                                           1997           1996          1997            1996
                                                         --------       --------     ----------       --------
REVENUES  . . . . . . . . . . . . . . . . . . . .        $396,629       $310,657     $1,137,276       $819,749

COSTS AND EXPENSES:
  Costs of Revenues . . . . . . . . . . . . . . .         256,589        207,259        742,777        545,119
  Selling Expenses  . . . . . . . . . . . . . . .          64,003         51,153        181,969        137,837
  General and Administrative Expenses . . . . . .          19,192         17,508         58,590         46,672
                                                         --------       --------     ----------       --------
       Total Costs and Expenses . . . . . . . . .         339,784        275,920        983,336        729,628
                                                         --------       --------     ----------       --------

INCOME BEFORE INTEREST AND TAXES  . . . . . . . .          56,845         34,737        153,940         90,121

INTEREST EXPENSE, NET . . . . . . . . . . . . . .           6,635          4,547         17,882         11,350

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS  . . . . . . . . . . . . . .          50,210         30,190        136,058         78,771

INCOME TAX PROVISION  . . . . . . . . . . . . . .          13,412          6,629         35,481         17,423
                                                         --------       --------     ----------       --------
INCOME BEFORE MINORITY INTERESTS  . . . . . . . .          36,798         23,561        100,577         61,348

MINORITY INTERESTS  . . . . . . . . . . . . . . .           9,534          6,957         28,271         16,815
                                                         --------       --------     ----------       --------
NET INCOME  . . . . . . . . . . . . . . . . . . .        $ 27,264       $ 16,604     $   72,306       $ 44,533
                                                         ========       ========     ==========       ========

EARNINGS PER SHARE  . . . . . . . . . . . . . . .        $   0.68       $   0.42     $     1.80       $   1.12
                                                         ========       ========     ==========       ========
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING . . . . . . . . .          40,233         39,925         40,158         39,823
                                                         ========       ========     ==========       ========


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                                                          September 30,    December 31,
                                                                              1997             1996
                                                                          ------------     ------------
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   19,956      $   25,540
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      389,620         309,062
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      325,033         295,041
  Deferred tax assets, net . . . . . . . . . . . . . . . . . . . . . . .        8,585           8,979

  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . .       22,949          26,655
                                                                           ----------      ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      766,143         665,277
                                                                           ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . .      253,205         205,251

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,753          43,257

GOODWILL, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      187,952         160,797
                                                                           ----------      ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,254,053      $1,074,582
                                                                           ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt . . . . . . $    77,248      $   74,983
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     103,625         106,962
  Accrued payroll costs . . . . . . . . . . . . . . . . . . . . . . . . .      54,118          42,836
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . .      10,344          19,706

  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      70,498          56,014
                                                                           ----------      ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .     315,833         300,501
                                                                           ----------      ----------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     277,517         228,443

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      23,296          22,361

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .     199,074         154,741

SHAREHOLDERS' EQUITY:
   Preferred Stock, $1 par value; 5,000 shares authorized; no
   shares issued or outstanding in 1997 or 1996 . . . . . . . . . . . . .          --              --
  Common Stock, $1 par value; 60,000 shares authorized; 40,306
   shares issued and outstanding in 1997 (40,157 in 1996) . . . . . . . .      40,306          40,157
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .     282,448         278,955
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .     134,788          62,482

   Cumulative translation adjustments  . . . . . . . . . . . . . . .. . .     (11,507)         (5,356)
   Less  - treasury  securities, at cost;  656 common shares  in 1997
      and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,702)         (7,702)
                                                                           ----------      ----------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .     438,333         368,536
                                                                           ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . .  $1,254,053      $1,074,582
                                                                           ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                          ----------------------
                                                                                           1997         1996
                                                                                         --------     --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 72,306      $ 44,533
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities, excluding the net effects of acquisitions:
     Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .    33,875        23,188
     Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,271        16,815
     Provision for losses on receivables. . . . . . . . . . . . . . . . . . . . . . . .     1,047           733
     Gain on disposal of property, plant and equipment. . . . . . . . . . . . . . . . .    (1,552)       (2,845)

     Foreign currency translation losses. . . . . . . . . . . . . . . . . . . . . . . .       (72)          (98)
   Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (79,331)      (40,671)
     Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (26,292)      (40,228)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,092)        2,368
     Other current assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .     7,626        (2,633)
     Other non-current assets and liabilities . . . . . . . . . . . . . . . . . . . . .    (7,233)       (5,530)
                                                                                         --------      --------
 Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . . .    21,553        (4,368)
                                                                                         --------      --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of businesses, net of cash acquired. . . . . . . . . . . . . . . . . . . .   (53,440)      (63,563)
 Property, plant and equipment additions. . . . . . . . . . . . . . . . . . . . . . . .   (56,370)      (49,792)
 Proceeds from disposal of property, plant and equipment. . . . . . . . . . . . . . . .     4,626         8,377
                                                                                         --------      --------
 Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . . . .  (105,184)     (104,978)
                                                                                         --------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .   242,189       129,782
 Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (188,964)      (10,000)
 Net increase (decrease) in short-term borrowings . . . . . . . . . . . . . . . . . . .     3,952       (23,516)
 Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . .     1,665         2,446
 Contributions from minority interest partner, net. . . . . . . . . . . . . . . . . . .    19,440         8,665
                                                                                         --------      --------
 Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . .    78,282       107,377
                                                                                         --------      --------
 Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . . . . .      (235)          (86)
                                                                                         --------      --------
 Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    (5,584)       (2,055)
 Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . .    25,540        14,845
                                                                                         --------      --------
 Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . .  $ 19,956      $ 12,790
                                                                                         ========      ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,004      $  9,506
 Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,264      $ 12,903

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

2)  ACQUISITIONS

         On April 16, 1997 the Company acquired all of the interest in Tri-Tech Fishing Services, L.L.C., a supplier of fishing and other downhole remedial products and services to the U.S. Gulf Coast region. On May 1, 1997, M-I L.L.C. ("M-I"), acquired the assets of Branath Oilfield Services, Inc., a supplier of solids control equipment to the Canadian oil and gas industry. The Company also acquired certain other assets and operations during 1997. The 1997 acquisitions were purchased in exchange for total consideration of $58.4 million, which includes cash payments and amounts of contingent consideration, if any, determinable at the date of acquisition. The above acquisitions have generally been financed with borrowings against available lines of credit.

         The acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $31.3 million, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The unaudited pro forma supplemental information for the nine months ended September 30, 1996 and 1997 is presented below (in thousands, except per share amounts):

                                                         For the Nine Months
                                                         Ended September 30,
                                                     ---------------------------
                                                         1997            1996
                                                     ----------       ----------
Revenues  . . . . . . . . . . . . . . . . . . .      $1,150,899       $  926,618
Net income  . . . . . . . . . . . . . . . . . .      $   73,223       $   45,510
Earnings per share  . . . . . . . . . . . . . .      $     1.82       $     1.14

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 (in thousands):

         Fair value of assets, net of cash acquired  . . . . . . . .      $37,798
         Goodwill recorded . . . . . . . . . . . . . . . . . . . . .       31,266
         Less:  Total liabilities assumed  . . . . . . . . . . . . .      (15,624)
                                                                          -------
         Acquisition of businesses, net of cash acquired . . . . . .      $53,440
                                                                          =======

3)  EARNINGS PER SHARE

         Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

         The number of shares used in the computation was determined as follows (in thousands):

                                                      For the Three Months          For the Nine Months
                                                      Ended September 30,           Ended September 30,
                                                      --------------------         ---------------------
                                                       1997          1996           1997         1996
                                                      ------        ------         ------        ------
 Weighted average number of shares outstanding . . .  39,637        39,370         39,586        39,332
 Common stock equivalents  . . . . . . . . . . . . .     596           555            572           491
                                                      ------        ------         ------        ------
Average common and common equivalent
    shares outstanding . . . . . . . . . . . . . . .  40,233        39,925         40,158        39,823
                                                      ======        ======         ======        ======


4)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all U.S. inventories and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                       September 30,    December 31,
                                                                           1997             1996
                                                                       -------------    ------------
         Raw materials . . . . . . . . . . . . . . . . . . . . . .       $ 29,616         $ 30,614
         Work-in-process . . . . . . . . . . . . . . . . . . . . .         69,777           45,985
         Finished goods  . . . . . . . . . . . . . . . . . . . . .        242,330          233,139
                                                                         --------         --------
                                                                          341,723          309,738
         Reserves to state certain domestic inventories
         ($136,822 and $117,360 in 1997 and 1996,
             respectively) on a LIFO basis . . . . . . . . . . . .        (16,690)         (14,697)
                                                                         --------         --------

         Inventories, net  . . . . . . . . . . . . . . . . . . . .       $325,033         $295,041
                                                                         ========         ========


5)  PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consists of the following (in thousands):

                                                                September 30,     December 31,
                                                                    1997              1996
                                                                -------------     ------------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  20,570         $ 17,880
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . .        41,925           40,170
Machinery and equipment . . . . . . . . . . . . . . . . . . .       366,392          305,491
                                                                  ---------         --------
                                                                    428,887          363,541
Less-accumulated depreciation . . . . . . . . . . . . . . . .      (175,682)        (158,290)
                                                                  ---------         --------
Net property, plant and equipment . . . . . . . . . . . . . .     $ 253,205         $205,251
                                                                  =========         ========

6)  DEBT

         The following summarizes the Company's outstanding debt (in thousands):

                                                                 September 30,    December 31,
                                                                     1997            1996
                                                                 -------------    ------------
Current:
  Short-term bank borrowings  . . . . . . . . . . . . . . . . .    $ 50,294        $ 49,178
  Current portion of long-term debt . . . . . . . . . . . . . .      26,954          25,805
                                                                   --------        --------
                                                                     77,248          74,983
                                                                   --------        --------
Long-term:
  $150 million 7% Notes, net of unamortized discount of $1,035.     148,965            --
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . .     100,889         116,000
  Bank revolvers payable  . . . . . . . . . . . . . . . . . . .       6,500          92,200
  Term loans  . . . . . . . . . . . . . . . . . . . . . . . . .      46,945          44,626
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,172           1,422
                                                                   --------        --------
                                                                    304,471         254,248
  Less current portion of long-term debt. . . . . . . . . . . .     (26,954)        (25,805)
                                                                   --------        --------
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . .  .    $277,517        $228,443
                                                                   ========        ========

         On April 8, 1997, the Company and M-I amended their revolving line of credit agreements increasing the amounts available under the Company's and M-I's U.S. lines from $120.0 million to $200.0 million. The new credit agreements expire in March 2002 and carry generally the same terms and covenants.

         On September 15, 1997, the Company completed a public debt offering for $150.0 million of 7% Senior Notes (the "7% Notes") due September 15, 2007. The 7% Notes are senior unsecured obligations of the Company and are redeemable by the Company in whole or in part at any time. Interest on the 7% Notes is payable semi-annually on March 15 and September 15. The net proceeds of the offering were used to repay amounts outstanding under the Company's and M-I's bank revolvers.

         Principal payments of long-term debt on a calendar year basis are as follows: 1998 - $31.7 million; 1999 - $21.5 million; 2000 - $21.5 million; 2001
- $50.3 million and thereafter - $174.1 million.

7)  SUBSEQUENT EVENTS

         Subsequent to September 30, 1997, the Company finalized the acquisition of Fleming Oilfield Services, Ltd. ("Fleming"). Fleming is a supplier of drilling fluid products and services to the Canadian oil and gas industry. The transaction, which is expected to be accounted for as a purchase, was financed with borrowings under a new term loan.

8)  RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and displaying of comprehensive income and its components. Had SFAS No. 130 been adopted as of September 30, 1997, the primary adjustment required to disclose net income on a comprehensive income basis would have related to changes in cumulative translation adjustment amounts reported.

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

         The Company's primary business is the manufacture and sale of premium products and services to the oil and gas industry's exploration and production sectors. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids control equipment, waste management services, three-cone drill bits, diamond drill bits, fishing services, drilling tools, underreamers, sidetracking systems and liner hangers.

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

RESULTS OF OPERATIONS

REVENUES

         Smith International operates through five business units which market the Company's products and services throughout the world. The following table presents revenue and average rig count information for the periods shown.

                                           For the Three Months Ended              For the Nine Months Ended
                                                  September 30,                          September 30,
                                        ---------------------------------    -----------------------------------
                                           1997               1996                1997               1996
                                        ---------------------------------    -----------------------------------
                                         Amount     %       Amount     %       Amount      %       Amount      %
                                        --------------   ----------------    ----------------   ----------------
Revenues by Business Unit:
  M-I Fluids . . . . . . . . . . .      $ 215,120   54   $  184,089    59    $  635,935    56   $ 475,023     58
  M-I SWACO. . . . . . . . . . . .         34,089    9       21,969     7        93,499     8      57,982      7
  Smith Tool . . . . . . . . . . .         65,215   16       51,399    17       183,256    16     143,120     17
  Smith Drilling & Completions . .         62,196   16       38,020    12       167,090    15     102,594     13
  Smith Diamond Technology . . . .         20,009    5       15,180     5        57,496     5      41,030      5
                                      -----------  ---   ----------   ---    ----------   ---   ---------    ---
          Total. . . . . . . . . .     $  396,629  100   $  310,657   100    $1,137,276   100   $ 819,749    100
                                       ==========  ===   ==========   ===    ==========   ===   =========    ===

Revenues by Area:
  U.S. . . . . . . . . . . . . . .     $  159,215   40   $  113,920    37    $  447,674    39   $ 326,062     40
  Export . . . . . . . . . . . . .         24,968    6       19,836     6        70,176     6      50,408      6
  Non-U.S. . . . . . . . . . . . .        212,446   54      176,901    57       619,426    55     443,279     54
                                       ----------  ---   ----------   ---    ----------   ---   ---------    ---
          Total. . . . . . . . . .     $  396,629  100   $  310,657   100    $1,137,276   100   $ 819,749    100
                                       ==========  ===   ==========   ===    ==========   ===   =========    ===
Average Active Rig Count:
  U.S. . . . . . . . . . . . . . .            992               802                 927               757
  Canada . . . . . . . . . . . . .            398               275                 350               254
  Non-North America. . . . . . . .            811               801                 811               792
                                       ----------        ----------          ----------         ---------
          Total. . . . . . . . . .          2,201             1,878               2,088             1,803
                                       ==========        ==========          ==========         =========

M-I FLUIDS

         M-I Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I Fluids revenues increased $31.0 million, or 17 percent, over the third quarter of 1996 due to the higher level of deep-water drilling activity in the U.S. Gulf Coast area. For the nine month period, M-I Fluids revenues increased $160.9 million, or 34 percent, from the comparable period of the prior year. The majority of the revenue growth over the first nine months of 1996 relates to the higher U.S. activity levels and incremental revenues associated with the Anchor Drilling Fluids A.S. ("Anchor") operations acquired in June 1996.

M-I SWACO

         M-I SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I SWACO revenues increased $12.1 million and $35.5 million from the third quarter and first nine months of 1996, respectively. The revenue growth related to increased market penetration in Latin America, higher activity levels in the U.S. and the addition of the Branath Oilfield Services operations in Canada.


SMITH TOOL

         Smith Tool manufactures and sells three-cone bits for use in the oil and gas industry and in mining applications. Smith Tool revenues increased $13.8 million from the third quarter of 1996 and $40.1 million from the first nine months of 1996. The majority of the revenue growth related to higher unit sales and a favorable shift in the sales mix to the Magnum(TM) line of premium bits introduced in the third quarter of 1996. On a geographical basis, higher drilling activity in North America coupled with increased sales in the Middle and Far East accounted for the year-over-year revenue growth.


SMITH DRILLING & COMPLETIONS

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' revenues increased $24.2 million, or 64 percent, over the third quarter of 1996 and $64.5 million, or 63 percent, from the first nine months of 1996. The majority of the increase is attributable to the incremental revenues associated with The Red Baron (Oil Tools Rental) Ltd.'s ("Red Baron") and the Tri-Tech Fishing Services, L.L.C.'s operations, which were acquired in October 1996 and April 1997, respectively. Higher levels of re-entry drilling activity in the U.S. Gulf Coast area also contributed to the growth over the prior year.


SMITH DIAMOND TECHNOLOGY

         Smith Diamond Technology manufactures and markets shear bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamond at its GeoDiamond division. Smith Diamond Technology also manufactures PDC and cubic boron nitride at its MegaDiamond and Supradiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. Smith Diamond Technology revenues increased $4.8 million, or 32 percent, over the third quarter of 1996 and $16.5 million, or 40 percent, from the first nine months of 1996. Higher unit sales in Latin America, Europe/Africa and the Far East related to increased market penetration, higher activity levels and expansion into new markets, accounted for the year-over-year revenue growth.

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues:

                                          For the Three Months Ended             For the Nine Months Ended
                                                September 30,                          September 30,
                                      -----------------------------------   ------------------------------------
                                         1997                1996               1997                1996
                                      --------------------------------------------------------------------------
                                        Amount      %      Amount       %      Amount     %      Amount       %
                                      --------------------------------------------------------------------------
Revenues...........................   $396,629   100      $310,657   100    $1,137,276   100    $819,749   100
                                      --------            --------          ----------          --------

Gross profit.......................    140,040    35       103,398    33       394,499    35     274,630    34

Operating expenses.................     83,195    21        68,661    22       240,559    21     184,509    23
                                      --------   ---      --------   ---    ----------   ---    --------   ---

Income before interest and taxes...     56,845    14        34,737    11       153,940    14      90,121    11
Interest expense, net..............      6,635     2         4,547     2        17,882     2      11,350     2
                                      --------   ---      --------   ---    ----------   ---    --------   ---
Income before income taxes and
 minority interests................     50,210    12        30,190     9       136,058    12      78,771     9
Income tax provision...............     13,412     3         6,629     2        35,481     3      17,423     2
                                      --------   ---      --------   ---    ----------   ---    --------   ---
Income before minority interests...     36,798     9        23,561     7       100,577     9      61,348     7
Minority interests.................      9,534     2         6,957     2        28,271     3      16,815     2
                                      --------   ---      --------   ---    ----------   ---    --------   ---

Net income.........................   $ 27,264     7      $ 16,604     5    $   72,306     6    $ 44,533     5
                                      ========   ===      ========   ===    ==========   ===    ========   ===

         Total revenues increased $86.0 million, or 28 percent, from the prior year quarter and $317.5 million, or 39 percent, over the first nine months of 1996 as the Company experienced growth across all business units and geographic areas. Over half of the quarter-to-quarter revenue increase was reported in the U.S. which benefited from higher drilling activity levels, particularly deepwater and re-entry activity in the U.S. Gulf Coast area, and the impact of acquired operations. Higher U.S. revenues combined with the addition of the Anchor and Red Baron operations, which had significant operations in the Eastern Hemisphere, contributed the majority of the increase for the nine month period. Non-U.S. revenues continue to account for a significant portion of the Company's operations and approximated 61 percent of total revenues for the first nine months of 1997 compared to 60 percent of total revenues for the first nine months of 1996.

         Gross profit as a percentage of revenues increased from 33 percent in the third quarter of the prior year to 35 percent in the third quarter of 1997. The quarter-to-quarter improvement in gross profit margins resulted from higher volumes and the impact of price increases enacted during the year. For the nine month period, gross profit as a percentage of revenues increased from 34 percent in 1996 to 35 percent in 1997. Higher volumes, price increases and the favorable impact of acquired operations contributed to the margin improvement for the nine month period.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased $14.5 million over the third quarter of 1996 and $56.1 million from the first nine months of 1996; however, as a percentage of revenues, operating expenses were reduced in excess of 1 percentage point over the comparable periods of 1996. The dollar variance over the comparable periods of the prior year, relates to increased variable costs attributable to the higher revenues and, to a lesser extent, incremental costs associated with acquired operations.

         Net interest expense, which represents interest expense less interest income, increased $2.1 million and $6.5 million from the third quarter and first nine months of 1996, respectively. The increase relates to the higher level of borrowings to fund business acquisitions and finance general working capital needs, which increased as a result of the revenue growth experienced by the Company.

         The Company's effective tax rate for the third quarter and first nine months of 1997 approximated 27 percent and 26 percent, respectively, which is higher than the rate for the comparable periods in the prior year and lower than the U.S. statutory rate. The effective rate increase over the prior year relates primarily to increased profitability in tax jurisdictions with higher statutory rates. The effective rate was lower than the statutory rate, due primarily to the utilization of U.S. net operating loss carryforwards and alternative minimum tax credits.

         Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $2.6 million and $11.5 million from the third quarter and first nine months of 1996 due to the increased profitability of the M-I operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition remained strong at September 30, 1997. During the first nine months of 1997 working capital increased $86 million, or 23 percent.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has U.S. and non-U.S. borrowing facilities for operating and financing needs. During April 1997, the Company and M-I amended their revolving line of credit agreements increasing available borrowing capacity to $200 million. During September 1997, the Company completed a public debt offering for $150.0 million of senior notes and used the net proceeds to repay the majority of the borrowings outstanding under revolving line of credit facilities. As a result, the Company had approximately $192 million of funds available under its $200 million and other long-term revolving line of credit facilities at September 30, 1997. Additionally, the Company had approximately $54 million of non-U.S. short-term borrowing facilities with various banks which had available borrowing capacity of $35 million. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs for the foreseeable future.

    Subsequent to September 30, 1997 the Company acquired Fleming Oilfield Services, Ltd. The transaction, which is expected to be accounted for as a purchase, was funded with borrowings under a new term loan. During the first nine months of 1997 the Company has completed several other acquisitions and management intends to continue evaluating opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending on the size and terms of the acquisition, may require debt or equity financing.

    PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             (4) Instruments defining the rights of security holders, including indentures
                  4.1 Form of Proposed Indenture Between Smith International, Inc. and The Bank of New York, as Trustee. Filed as
                       Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

                  4.2 Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

             (27) Financial Data Schedule
                  27.1  Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SMITH INTERNATIONAL, INC.
                                   Registrant



Date:   November 14, 1997          By: /s/ Douglas L. Rock
        -----------------------        --------------------------------------
                                       Douglas L. Rock
                                       Chairman of the Board, Chief Executive
                                       Officer, President and Chief Operating
                                       Officer





Date:   November 14, 1997          By: /s/ John J. Kennedy
        -----------------------        -------------------------------------
                                       John J. Kennedy
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.                      Description
-----------                      -----------

   27                  Financial Data Schedule