Form 10-K405
period 1997-12-31
SMITH INTERNATIONAL INC
filed 1998-03-23
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      (MARK ONE)

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

      COMMON STOCK                        NEW YORK STOCK EXCHANGE, INC.
                                           PACIFIC STOCK EXCHANGE, INC.
    (TITLE OF CLASS)                (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates on March 13, 1998 was $2,099,436,360 (39,472,364 shares at the closing price on the New York Stock Exchange of $53.19). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

         There were 40,333,637 shares of common stock outstanding at March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Smith International, Inc. ("Smith" or the "Company") is a leading worldwide supplier of premium products and services to the oil and gas exploration and production industry. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids control equipment, waste management services, three-cone drill bits, diamond drill bits, fishing services, drilling tools, underreamers, sidetracking systems and liner hangers. The Company was incorporated in the State of California in January 1937 and reincorporated under Delaware law in May 1983. The Company's executive offices are headquartered at 16740 Hardy Street, Houston, Texas 77032 (telephone number 281/443-3370).

         The Company operates through five business units which provide products and services throughout the world. The Company's business units are
(i) M-I Fluids, a division of M-I L.L.C. ("M-I"), which provides drilling and completion fluid systems and services; (ii) M-I SWACO, a division of M-I, which provides solids control, pressure control and rig instrumentation equipment and waste management services; (iii) Smith Tool which manufactures and sells three-cone drill bits for use in the oil and gas industry and in mining operations; (iv) Smith Drilling & Completions which manufactures and markets products and services used for drilling, workover, well completion, fishing and well re-entry operations; and (v) Smith Diamond Technology which manufactures and markets shear drill bits featuring cutters made of polycrystalline diamond or natural diamond.

         For information regarding revenues of the Company's five business units see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

         The Company's business units supply products and provide services primarily to the petroleum services segment. The information regarding business segments and U.S. and non-U.S. operations appears in Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

ACQUISITIONS AND DISPOSITIONS

         On January 19, 1998, Smith signed a definitive agreement to acquire all of the equity interests of Wilson Industries, Inc. ("Wilson") in a transaction expected to be accounted for as a pooling of interests. A discussion of the Wilson transaction appears in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. In addition to the planned Wilson acquisition, the Company has acquired and disposed of certain other operations during the prior five year period. A description of the material transactions follows.

  Acquisitions of A-Z/Grant and Lindsey Completion Systems

         On December 22, 1993, the Company acquired the product line assets of A-Z/Grant and Lindsey Completion Systems ("A-Z/Grant" and "Lindsey") for $19.0 million in cash. The A-Z/Grant and Lindsey operations are leading providers of downhole tools, remedial services and liner hangers to the oil and gas industry.

  Acquisition of M-I L.L.C.

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

  Acquisition of The Red Baron (Oil Tools Rental)Ltd.

         On October 9, 1996, the Company acquired all of the outstanding shares of The Red Baron (Oil Tools Rental) Ltd. ("Red Baron") in exchange for cash and notes payable of approximately $40.3 million. Red Baron is an Aberdeen, Scotland based supplier of fishing and other downhole remedial products and services to the oil and gas industry.

Acquisition of Tri-Tech Fishing Services, L.L.C.

         On April 16, 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for consideration totaling approximately $20.4 million. Tri-Tech is a supplier of fishing and other downhole remedial products and services to the U.S. Gulf Coast area.

   Acquisition of Fleming Oilfield Services, Ltd.

         On October 16, 1997, the Company acquired all of the outstanding shares of Fleming Oilfield Services, Ltd. ("Fleming") in exchange for cash of approximately $17.3 million. Fleming is a Calgary, Alberta based supplier of drilling fluids products and services to the Canadian oil and gas industry.

  Sale of Directional Drilling Business

         On March 29, 1993, the Company sold its directional drilling systems and services ("DDS") business and certain of its subsidiaries and other affiliates to Halliburton Company ("Halliburton") for 6,857,000 shares of Halliburton common stock. In April 1993, the Halliburton common stock obtained in the transaction was sold for $247.7 million with the Company utilizing a portion of these proceeds to repay certain debt. As a result of the DDS sale, the Company recorded income in 1993 from discontinued operations of $73.6 million, which included an $80.1 million gain related to the sale of the DDS business.

 INDUSTRY OVERVIEW

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

         Management anticipates that total worldwide drilling activity will continue to increase from historical activity levels; however, the rate of growth is expected to be lower than the 1997 growth rate. The average worldwide rig count increased approximately 16 percent over 1996 levels due to strong North American growth driven by higher U.S. land-based activity and record Canadian activity levels. The 1998 worldwide rig count is expected to increase from 1997 levels due to balanced growth across all geographic areas. The level of commodity prices may impact the forecasted growth in worldwide drilling activity, particularly North American land-based drilling programs which are generally more sensitive to the price of oil and gas.

BUSINESS OPERATIONS

  M-I Fluids

         Products and Services. Through a division of its majority-owned subsidiary, the Company is the leading worldwide provider of drilling fluids systems, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells. Drilling fluid products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Technical services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include recommending products and services during the well planning phase; testing drilling fluid properties and recommending adjustments during the drilling phase; and analyzing well results after the project is complete to improve the performance of wells to be drilled in the future.

         M-I Fluids offers water-base, oil-base and synthetic-base drilling fluid systems. Water-base drilling fluids are the most widely utilized system around the world, having application in both land and offshore environments. They are typically comprised of an engineered blend of weighting materials, which are used to contain formation pressures, as well as a broad range of chemical additives, which yield specific drilling performance features required for a given drilling environment. Oil-base drilling fluids are used to drill water-sensitive shales, to reduce torque and drag and to drill in areas where stuck pipe is likely to occur. These systems are low viscosity systems that sharply increase rates of penetration in certain drilling areas of the world. Synthetic-base drilling fluids are used in similar drilling environments and often exceed the superior performance characteristics of oil-base drilling fluids.

         Completion fluids, also known as clear brine fluids, are solids-free, clear salt solutions that have high specific gravities. Combined with a range of specialty chemicals, these fluids are used by operators in the oil and gas industry to control bottom-hole pressures and to meet a well's specific corrosion, inhibition, viscosity, and fluid loss requirements during the completion and workover phases. These systems are specially designed to maximize well production by minimizing formation damage that can be caused by solids-laden systems. M-I Fluids provides a complete line of completion fluids products and services, including a full range of low- and high-density brines, specialty chemicals, filtration and chemical treatment services used in the reclamation of these specialized fluids and technical engineering and laboratory support services.

         Competition. M-I Fluids competes in a number of distinct segments and faces a number of different competitors within the oil service industry. The major competitors in the worldwide drilling fluids industry are Baroid Drilling Fluids (a division of Dresser Industries, Inc. ("Dresser")), INTEQ (a division of Baker Hughes, Inc. ("Baker Hughes")) and Dowell Drilling Fluids (a division of Schlumberger, Inc.). While these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally-based competitors as well as limited product producers that market their products without technical services. Competition is based upon technical services provided at the wellsite, product quality and availability, service response and price.

         M-I Completion Fluids has four main competitors in the sale of clear brine fluids to end-use markets: Baroid Completion Fluids (a division of Dresser), Tetra Technologies, Inc., OSCA, Inc. (a subsidiary of Great Lakes Chemical Corporation) and Ambar, Inc. This market is highly competitive, and competition is based primarily on product availability, technical service and price.

M-I SWACO

         Products and Services. Through M-I's SWACO division, a complete line of solids control, pressure control, rig instrumentation and waste management services are offered to the worldwide drilling market on both a sale and rental basis. Key products in the pressure control line include the D-Gasser and Super Choke, which hold strong market positions, as well as the Super Mud Gas Separator, which protects against the large pressure surges encountered in underbalanced drilling operations used in horizontal wells. The solids control product line of shakers, hydroclones and centrifuges has been designed to offer operators the option to drill "dry locations", where drilling fluid waste is minimized and handled in an environmentally safe manner. SWACO's rig instrumentation line features the SMART(TM) and GEO-SMART Data Acquisition Systems, advanced monitoring systems that measure, monitor and display the drilling status of a well with high speed accuracy.

         Competition. SWACO competes with Brandt/EPI (a subsidiary of Tuboscope Vetco International Corporation), Derrick Oil Services and Martin Decker Totco (a subsidiary of Varco Industries). Additionally, there are a number of regional suppliers that provide a limited breadth of equipment and services tailored for their local markets. Competition is based on product availability, equipment performance, technical support and price.

Smith Tool

         Products. The Smith Tool business unit is a worldwide leader in the design, manufacture and marketing of drill bits used in drilling oil and gas wells and in mining applications under the Smith Tool(TM) and Smith Mining(TM) product lines. Most bits manufactured by Smith Tool are three-cone drill bits for the petroleum industry, which range in size from 3 1/2 to 28 inches in diameter. These three-cone bits are comprised of two major components - the body and the cones, which contain different types of pointed structures referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert") which is usually tungsten carbide. In the last few years, there has been a significant increase in demand for drill bits in which the tungsten carbide insert is coated with polycrystalline diamond ("PDC"). Products with diamond enhanced inserts last longer and increase penetration rates, which decreases overall drilling costs in certain formations. Smith Tool is the leading provider of drill bits utilizing diamond enhanced insert technology.

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

  Smith Drilling & Completions

         Products and Services. The Smith Drilling & Completions business unit provides Drilling, Remedial and Completion products and services to end users engaged in drilling oil, natural gas and geothermal wells. Approximately 80 percent of Smith Drilling & Completions' revenues are related to product rentals and associated technical services with the remaining revenue generated from product sales.

         Drilling products and services include the Drilco/Grant product lines and the TIPSA, S.A. and Faster Oilfield Services operations acquired in 1997. The product and service offerings include: rotating drilling heads for underbalanced drilling; automatic connection torque monitoring and control systems; downhole drilling tools; tubular drill string components (drill collars, subs, kellys, Hevi-WateTM drill pipe); drilling tool and drill string inspection products and services; drill string repair and rebuild services; and production tubulars and sucker rod inspection and repair.

         Remedial products and services include the A-Z/Servco product lines, Red Baron and Tri-Tech Fishing Services. The product and service offerings include: remedial, re-entry, and fishing services used in specialized drilling and workover operations; underrreaming and hole opening services to provide additional annular space in the well bore for cementing and/or gravel packing; coiled and thru-tubing products and services; mechanical, hydraulic, and explosive pipe cutting to remove casing during a well or platform abandonment; and multi-lateral installations. Products include the patented Reamaster(TM) and Underream-While-Drilling System(TM) which allow two operations to be performed simultaneously. The product group also includes the patented Millmaster(TM) Performance Milling System, the patented Packstock(TM) and Anchorstock(TM) Performance Window Cutting System and the newly developed Trackmaster(TM).

         Completion products and services include the Lindsey Completion Systems which offers products and services including liner hangers, cementing products and tools, liner top packers and tie-back equipment, setting tools, permanent and temporary packers plus the service personnel to install these products in the well bore.

         In general, all products and services are manufactured, marketed, and maintained by the same management, operations and sales personnel operating out of 70 locations in 24 countries. Houston, Texas is the sales, management, engineering, and manufacturing headquarters for this business unit.

         Competition. The Company's major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford Enterra, Inc., Baker Oil Tools (a division of Baker Hughes) and numerous small local companies. The main competitors in the completion markets are Baker Oil Tools and TIW Corporation. Competition in the drilling and completions sales, rentals and services market is primarily based on performance, quality, reliability, service, price, response time and, in some cases, breadth of products. Smith Drilling & Completions attributes its competitive position to its commitment to technological advancements that add value to the customer's programs plus the quality, performance and service of its products and employees.

  Smith Diamond Technology

         Products. Smith Diamond Technology designs, manufactures and markets shear drill bits featuring cutters made of polycrystalline diamond ("PDC") or natural diamond. The Company manufactures PDC and cubic boron nitride at its MegaDiamond and Supradiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. MegaDiamond developed and uses patented processes for applying diamonds to a curved surface with multiple transition layers. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provide the Company a cost and technological advantage. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into several non-energy cutting tool markets. Diamond enhanced products last longer and increase penetration rates, which decreases overall drilling costs in certain formations. The Company believes that its ability to develop specialized diamond inserts for specific applications has and continues to provide new business opportunities such as Diamond Enhanced Insert roller cone bits and Impax(TM) hammer bits as well as non-energy cutting tool applications.

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

NON-U.S. OPERATIONS

         Sales to oil and gas exploration and production markets outside the U.S. are a key strategic focus of Smith management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum producing areas of the world; including Canada, the North Sea/Europe, the Middle East, Latin America, Asia/Pacific and Africa. As a result, 61 percent of the Company's total revenues in 1997 were generated from sales in non-U.S. markets.

         Historically, drilling activity outside the U.S. has been less volatile than U.S. based activity as the high cost of exploration and production programs outside the U.S. are generally undertaken by major oil companies, consortiums and national oil companies. These entities operate under longer term strategic priorities than do the independent drilling operators that are more common in the U.S. market.

SALES AND DISTRIBUTION

         Sales and service efforts are directed to end users in the drilling and completion industry including major and independent oil companies, national oil companies and independent drilling contractors. The Company's products and services are primarily marketed through the direct sales force of each business unit. In certain non-U.S. markets where direct sales efforts are not practicable, the Company utilizes independent sales agents, distributors, or joint ventures.

         Smith maintains field service centers, which function as repair and maintenance facilities for rental tools, operations for remedial and completion service and a base for the Company's global sales force, in every major oil and gas producing area of the world. The location of these service centers near the Company's customers is an important factor in maintaining favorable customer relations.

MANUFACTURING

         The Company's manufacturing operations, along with quality control support, are designed to ensure that all products and services marketed by the Company will meet standards of performance and reliability consistent with the Company's reputation in the industry.

         Management believes that it generally has sufficient internal manufacturing capacity to meet anticipated demand for its products and services. During periods of peak demand certain business units utilize outside resources to provide additional manufacturing capacity.

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

         The Company purchases a variety of raw materials for its Smith Tool, Smith Diamond Technology and Smith Drilling & Completions units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company purchases a significant amount of tungsten carbide inserts and U.S. forging requirements from two suppliers under separate supply agreements. The Company believes that numerous alternative supply sources are available for all such materials. The Company produces PDC in Provo, Utah; Grenoble, France and Scurelle, Italy for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit manufacturer producing its own PDC.

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

         The Company's business units maintain product development and engineering departments whose activities are focused on improving existing products and services and developing new ones to meet customers demands for improved drilling performance and environmental-based solutions for drilling and completion operations. The Company's primary research facilities are located in Houston, Texas; Stavanger, Norway and Bogota, Colombia.

         The Company also maintains a drill bit database which records the performance of substantially all drill bits used in the U.S. over the last 15 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements related to product development. Management believes this proprietary data base gives the Company a competitive advantage in the drill bit business.

         The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities amounted to $34.9 million in 1997, $27.8 million in 1996 and $21.4 million in 1995.
In 1997, research and engineering expenditures approximated 2.2 percent of revenues.

         Although the Company has over 700 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

EMPLOYEES

     At December 31, 1997, the Company had 7,342 full time employees throughout the world. Most of the Company's employees in the U.S. are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES

         The principal facilities and properties utilized by the Company at December 31, 1997 are shown in the table below. Generally the facilities and properties are owned by the Company with the exception of the Grenoble, France location which is leased.


                                                                                                            Approx.
                                                   Principal Products Processed            Land           Bldg. Space
Location                                                  or Manufactured                  (Acres)         (sq. ft.)
--------                                           ----------------------------            -------        -----------
M-I L.L.C.:
  Greybull, Wyoming...........            Bentonite mine and processing                       8,394         110,000
  Appleton, Wisconsin.........            Drilling fluid chemical products                       10          93,000
  Wharton County, Texas.......            Drilling fluid chemical products                      100          61,000
  Milos, Greece...............            Bentonite mine and processing                         124          55,000
  Karmoy, Norway..............            Barite and bentonite processing                         5          51,000
  Greystone, Nevada...........            Barite mine and processing                            268          50,000
  Battle Mountain, Nevada.....            Barite processing                                      23          43,000
  Zelmou, Morocco.............            Barite mine                                         3,954          41,000
  Zavalla, Texas..............            Drilling fluid chemical products                       33          36,000
  Amelia, Louisiana...........            Barite processing                                      26          25,000
  Galveston, Texas............            Barite processing                                       6          21,000
  Aberdeen, Scotland..........            Barite and bentonite processing                         2          12,000
  Foss/Aberfeldy, Scotland....            Barite mine and processing                            102          10,000
  Mountain Springs, Nevada....            Barite mine                                           900             --
  Westlake, Louisiana.........            Barite processing                                       3             --

Smith Tool, Smith Drilling & Completions and Smith Diamond Technology
Units:
  Houston, Texas..............            Tubulars, surface and downhole
                                            tools, remedial products, liner
                                            hangers, diamond bits                                82         618,000
  Ponca City, Oklahoma........            Drill bits                                             15         207,000
  Grenoble, France............            Synthetic diamond materials
                                            and cubic boron nitride                              17         160,000
  Saline di Volterra, Italy...            Drill bits                                             11          92,000
  Aberdeen, Scotland..........            Downhole tools and remedial products                   10          91,000
  Nisku, Canada...............            Tubulars and drill collars                             10          42,000
  Scurelle, Italy.............            Synthetic diamond materials                             4          31,000
  Provo, Utah.................            Synthetic diamond materials                             4          30,000



       The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained.


ITEM 3.  LEGAL PROCEEDINGS

         Information relating to various commitments and contingencies, including legal proceedings, is described in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.  OFFICERS OF THE REGISTRANT

         (a) The names and ages of all officers of the Company, all positions and offices with the Company presently held by each person named and their business experience during the last five years are stated below. Positions, unless otherwise specified, are with the Company.


         NAME, AGE AND POSITIONS                                     PRINCIPAL OCCUPATION DURING PAST FIVE YEARS

Douglas L. Rock (51)...........          Chairman of the Board since February 1991; Chief Executive Officer, President and
   Chairman of the Board, Chief            Chief Operating Officer since March 1989.
   Executive Officer, President
   and Chief Operating Officer

Loren K. Carroll (54)..........          President and Chief Executive Officer of M-I L.L.C. since March 1994; Executive
   Executive Vice President of the         Vice President since October 1992; Chief Financial Officer from October 1992 to
   Company; President and Chief            April 1997; member of the Board of Directors since November 1987.
   Executive Officer of M-I L.L.C.

Neal S. Sutton (52)............          Senior Vice President--Administration since December 1994; Vice
   Senior Vice President--                 President--Administration from March 1992 to December 1994; Vice President,
   Administration, General                 Secretary and General Counsel of the Company since January 1991.
   Counsel and Secretary

John J. Kennedy (45)...........          Senior Vice President, Chief Financial Officer and Treasurer since April 1997; Vice
   Senior Vice President, Chief            President, Chief Accounting Officer and Treasurer from March 1994 to April
   Financial Officer and                   1997; Treasurer from May 1991 to March 1994.
   Treasurer

D.  Barry Heppenstall (51).....          President, Smith Tool since May 1994; Vice President and General Manager--Drill Bits
   President, Smith Tool                   from March 1992 to May 1994.

Richard A. Werner (56).........          President, Smith Drilling & Completions since May 1994; Vice President and General
   President, Smith Drilling &             Manager--Smith Drilling and Completion Services from December 1993 to May 1994;
   Completions                             Vice President and General Manager--Drilco/Servco from March 1993 to December
                                           1993; Vice President and General
                                           Manager--Downhole Tools and
                                           Services from May 1991 to March
                                           1993.

Roger A. Brown (52)............          President, Smith Diamond Technology since April 1995; Vice President and General
   President, Smith Diamond                Manager, Eastern Hemisphere Operations, Reda Pump Company, Division of Camco
   Technology                              International, Inc. from November 1993 to March 1995; President, Hycalog,
                                           Division of Camco International, Inc. from November 1990 to October 1993.

Margaret K. Dorman (34)........          Vice President, Controller and Assistant Treasurer since February 1998;  Director
   Vice President, Controller and          of Financial Reporting and Planning from December 1995 to February 1998;
   Assistant Treasurer                     Various positions including Corporate Controller for Landmark Graphics
                                           Corporation from November 1992 to November 1995.


Peter D. Nicholson (41)........          Vice President, Human Resources since February 1998; Director, Human Resources from
   Vice President, Human Resources         June 1997 to February 1998; International Human Resources Manager, Eastern Hemisphere
                                           from December 1995 to June 1997; Director of Human Resources of Baker Hughes INTEQ
                                           in Aberdeen from February 1993 to December 1995; Eastern Region Materials Manager
                                           for Teleco Oilfield Services in Aberdeen from May 1990 to February 1993.




W. Lynn Perrin (43)............          Vice President, Information Technology since February 1998; Director of Information
   Vice President, Information             Technology from January 1995 to February 1998; Director of Financial and Administrative
   Technology                              Systems of Halliburton Energy Services from March 1994 to January 1995; General Manager
                                           Information Services of Halliburton Energy Services from October 1993 to March 1994;
                                           Senior Manager of Application Systems for Halliburton Energy Services from
                                           July 1991 to October 1993.

Earl M. Springer (47)..........          Vice President, Business Development since February 1998;  Manager of Business
   Vice President, Business                Development from July 1997 to February 1998;  Manager of Technology Development
   Development                             from August 1994 to July 1997;  Senior Account Representative of M-I L.L.C. from
                                           September 1993 to July 1994; District Manager of M-I L.L.C. from November 1990 to
                                           September 1993.

Geri D. Wilde (47).............          Vice President, Taxes since February 1998; Director of Taxes from April 1997 to
   Vice President, Taxes and               February 1998;  Assistant Treasurer since April 1997; Manager of Taxes and
   Assistant Treasurer                     Payroll of M-I L.L.C. from December 1986 to April 1997.



         (b) All officers of the Company are elected annually by the Board of Directors at the meeting of the Board of Directors held immediately following the annual meeting of shareholders. They hold office until their successors are elected and qualified.

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


                                                          COMMON STOCK
                                                          ------------
                                                    HIGH                LOW
                                                    ----                ---
         1996
           First Quarter...................      $  25 1/2          $  19 7/8
           Second Quarter..................         33 3/8             24 3/8
           Third Quarter...................         36 5/8             29 3/8
           Fourth Quarter..................         48                 35 1/4
         1997
           First Quarter...................         49 1/2             38 1/2
           Second Quarter..................         61 3/4             42 5/8
           Third Quarter...................         81                 60 3/4
           Fourth Quarter..................         87 7/8             53 9/16


         On March 13, 1998, the Company had 2,902 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $53.19.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                     1997              1996              1995              1994(a)           1993
                                                     ----              ----              ----              ----              ----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues.......................................... $  1,563,144      $  1,156,658     $    874,544    $    653,901     $    220,712
Gross profit......................................      548,532           392,062          292,540         221,274           79,963
Income from continuing operations before
  litigation settlement, interest
  and taxes.......................................      217,491           132,520           86,248          60,104           18,575

Income (loss) from continuing operations
  before discontinued operations and change
  in accounting principle (b)..................... $    102,351      $     64,444     $     45,592    $     35,879     $     (3,995)
Income from discontinued operations...............                                                                           73,623
                                                            --                --               --                                --
Loss from change in accounting principle..........          --                --                                             (1,300)
                                                                                               --                                --
Net income........................................ $    102,351      $     64,444     $     45,592    $     35,879     $     68,328

DILUTED PER SHARE DATA:
Net income (loss) applicable to common stock:
  From continuing operations before
    discontinued operations and change
    in accounting principle....................... $       2.55      $       1.62     $       1.16    $       0.92     $      (0.13)
  From discontinued operations....................                                                                             1.95
                                                            --                --               --               --
  From change in accounting principle.............
                                                            --                --               --               --            (0.03)
                                                   ------------      ------------     ------------    ------------     ------------
  Net income...................................... $       2.55      $       1.62     $       1.16    $       0.92     $       1.79
                                                   ============      ============     ============    ============     ============

BALANCE SHEET DATA:
Total assets...................................... $  1,396,033     $   1,074,582     $    702,844    $    619,780     $    348,486

Long-term debt.................................... $    306,279     $     228,443     $    117,238    $    115,000     $     46,000

Total shareholders' equity........................ $    469,457     $     368,536     $    300,886    $    253,121     $    214,466


         The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as accounting changes, business combinations, or other unusual items which may affect the comparability of the information shown above.

(a) On February 28, 1994, the Company acquired a 64 percent interest in M-I from Dresser Industries, Inc. in exchange for consideration of $160.0 million.
(b) In September 1993, the Company agreed to settle a class action civil lawsuit which alleged violations of Section 1 of the Sherman Act. This amount includes the impact of a $19.9 million charge related to the cost of settlement, related legal fees and other costs and expenses.

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

         Management anticipates that total worldwide drilling activity will continue to increase from historical activity levels; however, the rate of growth is expected to be lower than the 1997 growth rate. The average worldwide rig count increased approximately 16 percent over 1996 levels due to strong North American growth driven by higher U.S. land-based activity and record Canadian activity levels. The 1998 worldwide rig count is expected to increase from 1997 levels due to balanced growth across all geographic areas. The level of commodity prices may impact the forecasted growth in worldwide drilling activity, particularly North American land-based drilling programs which are generally more sensitive to the price of oil and gas. Management believes that the Company's operations are well positioned to benefit from any increase in worldwide oil and gas drilling activity.

         Management also believes that, with the increase in offshore rig dayrates and other fixed costs, operators are shifting exploration and production spending toward value-added, technology-based products which reduce the cost of their overall drilling programs. Additionally, the significant level of extended-reach drilling programs, which often involve more difficult drilling conditions, increases the need for efficient products and services which reduce both drilling time and formation damage. The Company continues to focus on investing in the development of technology-based products that considerably improve the drilling process through increased efficiency and rates of penetration. Management believes the overall savings realized by the use of the Company's premium products, such as polycrystalline diamond drill bits, diamond enhanced three-cone drill bits and synthetic drilling fluids, compensate for the higher costs of these products over their non-premium counterparts.

RESULTS OF OPERATIONS

  Revenues

         The Company operates through five business units which market the Company's products and services throughout the world. The following table presents revenue and average rig count information for the periods shown (in thousands, except rig count information):


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                           1997                     1996                    1995
                                                           ----                     ----                    ----
                                                   AMOUNT     PERCENT        AMOUNT      PERCENT        AMOUNT      PERCENT
                                                 ---------- ----------    ------------  ----------    ----------  ---------
Revenues by Business Unit:

  M-I Fluids...............................      $  872,290         56     $   669,583          58    $  495,135         57
  M-I SWACO................................         128,758          8          82,743           7        61,259          7
  Smith Tool...............................         248,500         16         196,691          17       167,116         19
  Smith Drilling & Completions.............         233,984         15         148,722          13       115,245         13
  Smith Diamond Technology.................          79,612          5          58,919           5        35,789          4
                                                 ---------- ----------     -----------  ----------    ----------  ---------

    Total..................................      $1,563,144        100     $ 1,156,658         100    $  874,544        100
                                                 ========== ==========     ===========  ==========    ==========  ==========


Revenues by Area:

  U.S......................................      $  611,833         39    $    451,147          39    $  358,392         41
  Export...................................          89,919          6          71,470           6        50,454          6
  Non-U.S..................................         861,392         55         634,041          55       465,698         53
                                                 ---------- ----------     -----------  ----------    ----------  ---------

    Total..................................      $1,563,144        100   $   1,156,658         100    $  874,544        100
                                                 ========== ==========     ===========  ==========    ==========  =========


Average Annual Active Rig Count:

  U.S......................................           945                          779                       724
  Canada...................................           375                          270                       231
  Non-North America........................           809                          793                       758
                                                 ----------                -----------                ----------

    Total                                           2,129                        1,842                     1,713
                                                 ==========                ===========                ==========


M-I Fluids

         M-I Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I Fluids' 1997 revenues increased $202.7 million, or 30 percent, from 1996, and 1996 revenues increased $174.5 million, or 35 percent, from 1995. The growth over 1996 relates to increased U.S. activity levels, particularly in the U.S. Gulf Coast area, and the inclusion of revenues from acquired operations. The revenue increase over 1995 was primarily attributable to the incremental revenues associated with the Anchor Drilling Fluids A.S. ("Anchor") operations, which were acquired in June 1996, and an increased level of deep-water drilling activity in the U.S. Gulf Coast area.

 M-I SWACO

         M-I SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I SWACO's 1997 revenues increased $46.0 million, or 56 percent, from 1996, and 1996 revenues increased $21.5 million, or 35 percent, from 1995. The revenue growth over 1996 relates to increased demand for SWACO's solids control equipment, particularly in Latin America and the U.S., and incremental revenues from acquisitions. The increase over 1995 was attributable to increased market penetration in Latin America combined with higher drilling activity in Latin America and the U.S.

  Smith Tool

         Smith Tool manufactures and sells three-cone bits for use in the oil and gas industry and in mining applications. Smith Tool's 1997 revenues increased $51.8 million, or 26 percent, from 1996, and 1996 revenues increased $29.6 million, or 18 percent, from 1995. The increase over 1996 is attributable to higher unit sales and a favorable shift in the sales mix to the MagnumTM line of premium bits introduced in the third quarter of 1996. On a geographical basis, higher drilling activity in North America coupled with increased market penetration in the Eastern Hemisphere accounted for the majority of the revenue growth. The increase over 1995 related to improved pricing, increased unit sales and a favorable shift in the sales mix toward premium bits. The majority of the growth was generated in the U.S.; however, the introduction of the MagnumTM line of premium bits in the North Sea contributed to a significant increase in Europe/Africa revenues.

  Smith Drilling & Completions

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' 1997 revenues increased $85.3 million, or 57 percent, over 1996, and 1996 revenues increased $33.5 million, or 29 percent, from 1995. Over half of the increase from 1996 relates to incremental revenues from acquisitions, with higher levels of re-entry drilling activity in the U.S. Gulf Coast area also contributing to the growth. The variance over fiscal 1995 was attributable to the increased level of re-entry activity in the U.S. Gulf Coast area and the addition of The Red Baron (Oil Tools Rental) Ltd.'s ("Red Baron") operations in October 1996.

  Smith Diamond Technology

         Smith Diamond Technology manufactures and markets shear bits featuring cutters made of polycrystalline diamond or natural diamond at its GeoDiamond division. Smith Diamond Technology also manufactures polycrystalline diamond and cubic boron nitride at its MegaDiamond and Supradiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. Smith Diamond Technology's 1997 revenues increased $20.7 million, or 35 percent, over 1996, and 1996 revenues increased $23.1 million, or 65 percent, from 1995. Higher unit sales in Europe/Africa, the Far East and Latin America, driven by increased market penetration and continued expansion into new markets, accounted for the increase over 1996. The increase over 1995 was attributable to higher unit sales, primarily in the U.S. and Latin America, driven by increased market growth, new product introductions and expansion into markets outside the U.S.

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------
                                                         1997                        1996                       1995
                                                         ----                        ----                       ----
                                                  AMOUNT       PERCENT       AMOUNT        PERCENT       AMOUNT       PERCENT
                                               ------------  ------------  ------------  ------------  ------------  ------------

Revenues...................................    $  1,563,144           100  $  1,156,658           100  $    874,544           100
                                               ------------  ------------  ------------  ------------  ------------  ------------

Gross profit...............................         548,532            35       392,062            34       292,540            33

Operating expenses.........................         331,041            21       259,542            22       206,292            23
                                               ------------  ------------  ------------  ------------  ------------  ------------

Income before interest and taxes...........         217,491            14       132,520            12        86,248            10
Interest expense, net......................          24,973             2        16,445             2        12,238             1
                                               ------------  ------------  ------------  ------------  ------------  ------------
Income before income taxes and minority
                                                    192,518            12       116,075            10        74,010             9
interests..................................
Income tax provision.......................          50,650             3        26,798             2        12,609             2
                                               ------------  ------------  ------------  ------------  ------------  ------------
Income before minority interests...........         141,868             9        89,277             8        61,401             7
Minority interests.........................          39,517             2        24,833             2        15,809             2
                                               ------------  ------------  ------------  ------------  ------------  ------------

Net income.................................    $    102,351             7  $     64,444            6$        45,592             5
                                               ============  ============  ============  ============  ============  ============


1997 Versus 1996

         Total revenues for 1997 increased $406.5 million, or 35 percent, from the prior year as the Company experienced strong growth across all business units and geographic areas. Half of the revenue increase was reported in North America which benefited from higher drilling activity levels and, to a lesser extent, the impact of acquired operations. The addition of the Anchor and Red Baron operations, which had significant operations in the Eastern Hemisphere, and increased market penetration in Latin America also contributed to the revenue growth. Non-U.S. revenues continue to account for a significant portion of the Company's operations approximating 61 percent of total revenues in both fiscal years.

         Gross profit increased $156.5 million, or 40 percent, from the 1996 fiscal year. Gross profit margins continue to improve with the Company reporting a one percent increase in margins over the prior year. Increased manufacturing efficiencies associated with the higher volumes, the effect of price increases enacted during the year and the favorable impact of acquired operations all contributed to the margin improvement.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased $71.5 million from the prior fiscal year; however, as a percentage of revenues, operating expenses were reduced in excess of one percentage point. The dollar variance over the prior year relates to increased variable costs associated with the higher level of revenues and, to a lesser extent, costs associated with acquired operations.

         Net interest expense, which represents interest expense less interest income, increased $8.5 million over the prior year. The increase in net interest expense relates to the higher level of borrowings used to fund current year acquisitions. Borrowings required to finance general working capital needs, which increased as a result of the revenue growth experienced by the Company, have also contributed to the higher net interest expense amounts.

         The effective tax rate for the year approximated 26 percent which is higher than the prior year's effective rate and lower than the U.S. statutory rate. The rate was higher than the prior year's effective rate as less benefit was recorded in 1997 related to U.S. net operating loss carryforwards ("NOL carryforwards") due to the full utilization of these amounts during the year. The effective tax rate was lower than the statutory rate due to the impact of NOL carryforwards and the method of recording the minority interest partner's U.S. earnings. The effective rate is expected to remain below the statutory rate as the Company properly consolidates the pretax income related to the minority interest partner's share of U.S. partnership earnings but excludes the related tax provision.

         Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $14.7 million from the prior year due to the increased profitability of the M-I operations.


1996 Versus 1995

         Total revenues for 1996 increased $282.1 million, or 32 percent, from the prior year with the Company experiencing growth across all business units and geographic areas. The variance over the prior year is attributable to the increased level of deep-water and re-entry drilling activity in the U.S. Gulf Coast area and the incremental revenues associated with operations acquired during 1996. The impact of the 1996 acquisitions, which had significant operations in the Eastern Hemisphere, resulted in a shift in the Company's non-U.S. revenues from 59 percent of total revenues in 1995 to 61 percent of total revenues in 1996.

         Gross profit increased $99.5 million, or 34 percent, from the prior year. The higher gross profit resulted in an increase in the Company's gross profit margin from 33 percent in 1995 to 34 percent in 1996. The improvement in margins primarily resulted from the revenue growth and related cost efficiencies generated by the Smith Diamond Technology operations, which became a separate business unit in 1995.

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

         The effective tax rate for the year approximated 23 percent which is higher than the prior year's effective rate and lower than the U.S. statutory rate. The effective tax rate was higher than the prior year's rate and lower than the statutory rate due primarily to the impact of NOL carryforwards utilized.

         Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $9.0 million from the prior year due to the increased profitability of the M-I operations.

LIQUIDITY AND CAPITAL RESOURCES

  General

         The Company's financial condition remained strong in 1997. Cash and cash equivalents increased $3.4 million during the year and equaled $29.0 million at December 31, 1997. The Company's operations generated $42.5 million of cash flows in 1997 which is a $12.4 million increase over the amounts reported in the prior year. The improvement in cash flows from operations resulted from the higher level of profitability, partially offset by increased receivable levels associated with the revenue growth. Cash flows from operations were not sufficient to fund the Company's acquisitions and capital expenditure requirements resulting in increased borrowings of $94.4 million under available facilities.

         In 1997, the Company invested $76.2 million in property, plant and equipment net of cash proceeds arising from certain asset disposals. Capital expenditures for 1998 are expected to continue at this level, which includes routine additions of equipment used to support the Company's operations as well as expenditures to increase productivity and efficiency. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs of the existing operations for the foreseeable future.

         The Company completed $80.0 million of business acquisitions during 1997 and, subsequent to year-end, announced the signing of a definitive agreement to acquire Wilson Industries, Inc. ("Wilson"). The Company has agreed to issue 7.9 million shares of common stock in exchange for all of the equity interests of Wilson and expects to account for the transaction as a pooling of interests. Aside from the planned acquisition, management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has various revolving line of credit facilities in and outside the U.S. for operating and financing needs. The Company had approximately $152 million of funds available under its long-term revolving line of credit facilities at December 31, 1997. Additionally, the Company had approximately $49 million of non-U.S. short-term borrowing facilities with various banks which had available borrowing capacity of $20 million at year-end.

         The Company has been named as a potentially responsible party in connection with three sites on the U.S. Environmental Protection Agency's National Priorities List. At December 31, 1997, the recorded liability for estimated future clean-up costs for the Superfund as well as other environmental sites was $3.2 million. As more information becomes available, the Company may be required to provide for additional environmental clean-up costs. Management, however, believes that none of these obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See Footnote 13, "Commitments and Contingencies" for further discussion of environmental liabilities.

         The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services.

         Because of the substantial level of operations outside the U.S., the Company is exposed to currency fluctuations and exchange risks. To mitigate the effect of fluctuations in exchange rates on foreign currency denominated balances, the Company utilizes a protective hedge program. The program is designed to hedge net balance sheet positions which expose the Company to exchange rate risk. To the extent possible, the Company matches assets and liabilities denominated in foreign currencies and uses hedging instruments to cover certain unmatched positions. See Footnote 6, "Financial Instruments" for further discussion of hedging instruments.

     Inflation has not had a material effect on the Company in recent years, and the effect is expected to be minor in the foreseeable future. In general, the Company has been able to offset most of the effects of inflation through productivity gains, cost reductions and price increases.

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         In January 1997, the Securities and Exchange Commission adopted new rules requiring quantitative and qualitative disclosures of market risk in the 1997 financial statements of companies with market capitalizations in excess of $2.5 billion. The Company will be required to make the necessary disclosures under this regulation in its 1998 financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and displaying comprehensive income and its components. Had SFAS 130 been adopted as of December 31, 1997, the primary adjustment required to disclose net income on a comprehensive income basis would have related to changes in the cumulative translation adjustment amounts reported.

YEAR 2000

         The Company is currently in the process of identifying, evaluating and implementing modifications to its business systems in order to achieve Year 2000 date conversion compliance without an effect on customers or business operations. The Company is also communicating with suppliers, financial institutions and others with whom it does business to address issues related to the conversion.

         A Corporate-wide task force was established during the year to address Year 2000 issues. The task force consists of a group of multi-disciplined personnel assigned from various areas within the Company. The team has been tasked with ensuring that all of the Company's enterprise business systems are Year 2000 compliant by mid-1999, with the majority of the systems expected to be in compliance by the end of 1998.

         The Company's business systems are comprised of a mix of off-the-shelf and internally-developed systems that vary greatly in size, complexity and technical architecture. The task force has defined five separate categories for review and is in the process of identifying the critical and non-critical components within these groups. Most of the necessary changes in computer instructional code can be made by upgrading the off-the-shelf software in which the application was created. In February 1998 the Company implemented Oracle 10.7, an upgrade which brought most of the Company's enterprise applications into compliance. Except for certain applications used in international locations, part of the Company's normal upgrade migration plans include Year 2000 compliance as a matter of course. The Company does not believe that the necessary changes for the remaining systems will require any significant level of external resources, or that failure to implement the proposed changes for the remaining systems would have a material effect on the Company's consolidated financial position or results of operations.

         The Company has not yet determined the complete status of Year 2000 compliance of its suppliers and financial institutions or what additional costs, if any, might be required by the Company. Management believes that non-compliance by the Company's suppliers will not have a material effect. However, the failure of its financial institutions to become Year 2000 compliant could have a material effect on the Company's consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

         We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
January 30, 1998

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS







                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------------------
                                                                        1997                1996                  1995
                                                                    -----------          -----------          -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues..................................................           $1,563,144           $1,156,658             $874,544

Costs and expenses:
  Costs of revenues.......................................            1,014,612              764,596              582,004
  Selling expenses........................................              251,278              194,875              158,300
  General and administrative expenses.....................               79,763               64,667               47,992
                                                                    -----------          -----------          -----------
     Total costs and expenses.............................            1,345,653            1,024,138              788,296
                                                                    -----------          -----------          -----------

Income before interest and taxes..........................              217,491              132,520               86,248

Interest expense..........................................               26,854               18,654               14,101
Interest income...........................................               (1,881)              (2,209)              (1,863)
                                                                    -----------          -----------          -----------

Income before income taxes and minority interests.........              192,518              116,075               74,010
Income tax provision......................................               50,650               26,798               12,609
                                                                    -----------          -----------          -----------

Income before minority interests..........................              141,868               89,277               61,401

Minority interests........................................               39,517               24,833               15,809
                                                                    -----------          -----------          -----------

Net income................................................            $ 102,351              $64,444              $45,592
                                                                    ===========          ===========          ===========

Earnings per share:
  Basic...................................................            $    2.58             $   1.64             $   1.17
                                                                    ===========          ===========          ===========
  Diluted.................................................            $    2.55             $   1.62             $   1.16
                                                                    ===========          ===========          ===========

Weighted average shares outstanding:
  Basic...................................................               39,604               39,352               39,043
                                                                    ===========          ===========          ===========
  Diluted.................................................               40,183               39,880               39,383
                                                                    ===========          ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                 DECEMBER 31,
                                                                                -----------------------------------------------
                                                                                         1997                    1996
                                                                                         ----                    ----
                                                                                                (IN THOUSANDS)

CURRENT ASSETS:

     Cash and cash equivalents................................................         $  28,971              $    25,540
     Receivables, less allowance for doubtful accounts of $5,804 and
       $6,424  in 1997 and 1996, respectively................................            409,765                  309,062
     Inventories..............................................................           358,361                  295,041
     Deferred tax assets, net.................................................            25,254                    8,979
     Prepaid expenses and other...............................................            28,620                   26,655
                                                                                       ---------                ---------

       Total current assets...................................................           850,971                  665,277
                                                                                       ---------                ---------

PROPERTY, PLANT AND EQUIPMENT:

     Land.....................................................................            22,226                   17,880
     Buildings................................................................            46,046                   40,170
     Machinery and equipment..................................................           387,016                  305,491
                                                                                       ---------                ---------

                                                                                         455,288                  363,541

     Less - accumulated depreciation..........................................           184,347                  158,290
                                                                                       ---------                ---------

     Net property, plant and equipment........................................           270,941                  205,251
                                                                                       ---------                ---------

  OTHER ASSETS, including assets held for sale of
     $1,831 and $3,173 in 1997 and 1996, respectively.........................            64,786                   43,257

  GOODWILL,   net  of   accumulated   amortization   of  $11,451   and  $6,043
     in 1997 and 1996, respectively...........................................           209,335                  160,797
                                                                                        --------                 --------

  TOTAL ASSETS................................................................        $1,396,033               $1,074,582
                                                                                      ==========               ==========


  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                      DECEMBER 31,
                                                                                      ----------------------------------------
                                                                                             1997                      1996
                                                                                             ----                      ----
                                                                                         (IN THOUSANDS, EXCEPT PAR VALUE DATA)

CURRENT LIABILITIES:

  Short-term borrowings and current portion of long-term debt..............             $    91,523                $    74,983
  Accounts payable..............................................................            119,353                    106,962
  Accrued payroll costs.........................................................             54,620                     42,836
  Income taxes payable..........................................................             25,796                     19,706
  Other.........................................................................             81,635                     56,014
                                                                                           --------                   --------

    Total current liabilities...................................................            372,927                    300,501
                                                                                           --------                   --------

LONG-TERM DEBT..................................................................            306,279                    228,443

DEFERRED TAX LIABILITIES........................................................             16,578                      2,059

OTHER LONG-TERM LIABILITIES.....................................................             24,087                     20,302

MINORITY INTERESTS..............................................................            206,705                    154,741

COMMITMENTS AND CONTINGENCIES (Note 13).........................................                 --                         --

SHAREHOLDERS' EQUITY:

  Preferred stock, $1 par value; 5,000 shares authorized; no shares issued
    or outstanding in 1997 or 1996..............................................                 --                         --
  Common stock, $1 par value; 60,000 shares authorized; 40,316 shares
    issued and outstanding in 1997 (40,157 in 1996).............................             40,316                     40,157
  Additional paid-in capital....................................................            282,772                    278,955
  Retained earnings.............................................................            164,833                     62,482
  Cumulative translation adjustments............................................            (10,762)                    (5,356)
  Less - treasury securities, at cost; 656 common shares in 1997 and 1996.......             (7,702)                    (7,702)
                                                                                           --------                   --------

    Total shareholders' equity..................................................            469,457                    368,536
                                                                                           --------                   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................         $1,396,033                 $1,074,582
                                                                                         ==========                 ==========


   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT SHARE AND WARRANT DATA)





                                                                  COMMON STOCK          COMMON STOCK WARRANTS
                                                          ---------------------------  ----------------------      ADDITIONAL
                                                              NUMBER                      NUMBER                     PAID-IN
                                                            OF SHARES       AMOUNT      OF WARRANTS    AMOUNT        CAPITAL
                                                          -------------  ------------  ------------  ----------    ----------

Balance, December 31, 1994                                   39,432,833   $   39,433    2,525,191    $    7,278    $  272,483
Exercise of stock options and stock grants                      230,940          230         --            --           1,908
Exercise of common stock warrants                               143,572          144     (143,572)         --           1,041
Expiration of common stock warrants                                --           --     (1,930,262)         --            --
Net income                                                         --           --           --            --            --
Translation adjustment for the period                              --           --           --            --            --
                                                             ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1995                                   39,807,345   $   39,807      451,357    $    7,278    $  275,432
Exercise of stock options and stock grants                      349,233          350         --           --           3,523
Expiration of common stock warrants                                --           --       (451,357)       (7,278)         --
Purchases of treasury stock                                        --           --           --            --            --
Net income                                                         --           --           --            --            --
Translation adjustment for the period                              --           --           --            --            --
                                                             ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1996                                   40,156,578   $   40,157         --      $     --      $  278,955
Exercise of stock options                                       159,021          159         --            --           3,817
Net income                                                         --           --           --            --            --
Translation adjustment for the period                              --           --           --            --            --
                                                             ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1997                                   40,315,599   $   40,316         --      $     --      $  282,772
                                                             ==========   ==========   ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                                                                                                 TREASURY SECURITIES
                                                                              ----------------------------------------------------
                                                     RETAINED                       COMMON STOCK                  WARRANTS
                                                     EARNINGS     CUMULATIVE  ----------------------      ------------------------
                                                   (ACCUMULATED   TRANSLATION   NUMBER OF                 NUMBER OF
                                                     DEFICIT)     ADJUSTMENTS   SHARES      AMOUNT        WARRANTS         AMOUNT
                                                   ------------  -----------  -----------  ---------      ---------      ---------

Balance, December 31, 1994                         $  (47,554)   $   (4,605)     (628,583) $  (6,636)     (451,357)      $  (7,278)
Exercise of stock options and stock grants               --            --            --          --           --              --
Exercise of common stock warrants                        --            --            --          --           --              --
Expiration of common stock warrants                      --            --            --          --           --              --
Net income                                             45,592          --            --          --           --              --
Translation adjustment for the period                    --          (1,150)         --          --           --              --
                                                   ----------    ----------    ----------  ---------      --------       ---------
Balance, December 31, 1995                         $   (1,962)   $   (5,755)     (628,583) $  (6,636)     (451,357)      $  (7,278)
Exercise of stock options and stock grants               --           --            --          --            --              --
Expiration of common stock warrants                      --            --            --         --         451,357           7,278
Purchases of treasury stock                              --            --         (27,271)    (1,066)         --              --
Net income                                             64,444          --            --         --            --              --
Translation adjustment for the period                    --             399          --         --            --              --
                                                   ----------    ----------    ----------  ---------      --------       ---------
Balance, December 31, 1996                         $   62,482    $   (5,356)     (655,854) $  (7,702)         --         $    --
Exercise of stock options                                --            --            --          --           --              --
Net income                                            102,351          --            --          --           --              --
Translation adjustment for the period                    --          (5,406)         --          --           --              --
                                                   ----------    ----------    ----------  ---------      --------       ---------
Balance, December 31, 1997                         $  164,833    $  (10,762)     (655,854) $  (7,702)         --         $    --
                                                   ==========    ==========    ==========  =========      ========       =========


  The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                               1997              1996             1995
                                                                               ----              ----             ----
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
  Net income...............................................................  $102,351          $64,444          $45,592
  Adjustments to reconcile net income to net cash
    provided by operating activities, excluding the
    net effects of acquisitions:
      Depreciation and amortization........................................    46,704           31,601           25,540
      Minority interests...................................................    39,517           24,833           15,809
      Provision for losses on receivables..................................     1,612            1,490            1,024
      Provision for LIFO inventory reserves................................     2,992            1,282            2,956
      Gain on disposal of property, plant and equipment....................    (2,225)          (4,100)          (4,198)
      Foreign currency translation losses..................................       138               62            1,112
  Changes in operating assets and liabilities:
    Receivables............................................................   (95,605)         (37,756)         (29,847)
    Inventories, net.......................................................   (58,250)         (54,273)         (22,917)
    Accounts payable.......................................................    10,172           18,712            3,448
    Other current assets and liabilities...................................   (18,057)            (945)             (72)
    Other non-current assets and liabilities...............................    13,183          (15,254)         (11,259)
                                                                             --------         --------          -------
        Net cash provided by operating activities..........................    42,532           30,096           27,188
                                                                             --------         --------           ------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired..........................   (80,036)        (104,683)          (6,131)
  Purchases of property, plant and equipment...............................   (82,787)         (72,958)         (35,126)
  Proceeds from disposal of property, plant and equipment..................     6,540           11,711           10,042
                                                                             --------         --------           ------
        Net cash used in investing activities..............................  (156,283)        (165,930)         (31,215)
                                                                             --------         --------          -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt.................................   276,548          124,641           12,238
  Principal payments of long-term debt.....................................  (193,602)         (14,910)         (10,401)
  Net increase in short-term borrowings....................................    16,653           34,121            8,038
  Proceeds from exercise of stock options and warrants.....................     1,794            3,873            3,323
  Purchases of treasury stock..............................................       --            (1,066)             --
  Contributions from (distributions to) minority interest partner..........    16,092              --            (2,520)
                                                                             --------         --------
        Net cash provided by financing activities..........................   117,485          146,659           10,678
                                                                             --------         --------          -------
Effect of exchange rate changes on cash....................................      (303)            (130)              49
                                                                             --------         --------          -------
Increase in cash and cash equivalents......................................     3,431           10,695            6,700
Cash and cash equivalents at beginning of year.............................    25,540           14,845            8,145
                                                                             --------         --------          -------
Cash and cash equivalents at end of year...................................   $28,971          $25,540          $14,845
                                                                             ========         ========          =======

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

  Fixed Assets

         Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost. The Company computes depreciation on fixed assets using principally the straight-line method. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, 3 to 25 years for machinery and equipment, and 5 to 7 years for rental equipment. Leasehold improvements are amortized over the lives of the leases or the estimated useful lives of the improvements, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used.

         Cost of major renewals and betterments are capitalized as fixed assets. Expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When fixed assets are sold or retired, the remaining cost and related reserves are removed from the accounts and the resulting gain or loss is included in the Consolidated Statements of Operations.

  Valuation of Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain U.S. inventories and the first-in, first-out ("FIFO") method for all other inventories. Inventory costs consist of materials, labor and factory overhead.

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

  Financial Instruments

         The Company enters into various instruments, including derivatives, to manage interest rate and foreign exchange risks. Derivatives are limited in use and are not entered into for speculative purposes.

         The Company enters into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. The differential to be received or paid is accrued, as interest rates change, and recognized over the life of the agreement.

         The Company enters into foreign exchange contracts to hedge foreign currency denominated assets or liabilities and currency commitments. Gains and losses on foreign exchange contracts are recognized currently and are generally offset by gains or losses on the related assets or liabilities. If the transaction qualifies as a hedge, the resulting gains and losses are deferred.

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

                           SMITH INTERNATIONAL, INC.

   Minority Interests

         The Company records minority interests expense which primarily represents the portion of the earnings of M-I L.L.C. ("M-I") applicable to the 36 percent minority interest partner. In addition, minority interests includes income and expense associated with the minority interest ownership positions in other joint ventures.

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

   New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and displaying comprehensive income and its components. Had SFAS 130 been adopted as of December 31, 1997, the primary adjustment required to disclose net income on a comprehensive income basis would have related to changes in the cumulative translation adjustment amounts reported.

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

   Acquisition of The Red Baron (Oil Tools Rental) Ltd.

         On October 9, 1996, the Company acquired all of the outstanding shares of The Red Baron (Oil Tools Rental) Ltd. ("Red Baron") in exchange for cash and notes payable of approximately $40.3 million. Red Baron is an Aberdeen, Scotland based supplier of fishing and other downhole remedial products and services to the oil and gas industry.

   Acquisition of Tri-Tech Fishing Services, L.L.C.

         On April 16, 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for consideration totaling approximately $20.4 million. Tri-Tech is a supplier of fishing and other downhole remedial products and services to the U.S. Gulf Coast area.

                           SMITH INTERNATIONAL, INC.

   Acquisition of Fleming Oilfield Services, Ltd.

         On October 16, 1997, the Company acquired all of the outstanding shares of Fleming Oilfield Services, Ltd. ("Fleming") in exchange for cash of approximately $17.3 million. Fleming is a Calgary, Alberta based supplier of drilling fluids products and services to the Canadian oil and gas industry.

      Other Acquisitions

         In 1997, the Company has completed the acquisitions of seven other operations for an aggregate purchase price of $42.3 million. Additionally, several other acquisitions were completed in 1996 and 1995 in exchange for consideration of $6.2 million and $7.8 million, respectively. These acquisitions have generally been financed with cash, new term loans or borrowings against available lines of credit.

         The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $53.9 million in 1997 and $119.6 million in 1996, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's current and prior year acquisitions had occurred on January 1, 1996 (in thousands, except per share amounts):


                                                                                    1997                    1996
                                                                                    ----                    ----
                                                                                            (UNAUDITED)
Revenues...............................................................       $ 1,611,796               $1,293,623
Net income.............................................................       $   105,904               $   65,678
Earnings per share :
      Basic............................................................       $      2.67               $     1.67
      Diluted..........................................................       $      2.64               $     1.65


         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

     The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows:


Fair value of assets, net of cash acquired of $1,957.................       $55,142
Goodwill recorded....................................................        53,946
Less:  Total liabilities assumed.....................................       (29,052)
                                                                            -------
Cash paid for acquisition of businesses, net of cash acquired........       $80,036
                                                                            =======

                           SMITH INTERNATIONAL, INC.

3.  EARNINGS PER COMMON SHARE

         During 1997, the Company adopted SFAS No. 128 "Earnings per Share". The Statement is effective for financial statements for both interim and fiscal periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share ("EPS") data. SFAS No. 128, which conforms the U.S. method of computing EPS with international accounting standards, requires dual presentation of basic and diluted EPS data. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):


                                                        1997              1996              1995
                                                        ----              ----              ----
        BASIC EPS
        Net income................................    $102,351           $64,444          $45,592
                                                      ========           =======          =======

        Weighted average number of common
          shares outstanding......................      39,604            39,352           39,043
                                                        ------            ------           ------

        Basic EPS.................................      $ 2.58           $ 1.64            $ 1.17
                                                        ======           =======           ======




                                                        1997              1996              1995
                                                        ----              ----              ----
        DILUTED EPS
        Net income................................    $102,351           $64,444          $45,592
                                                      ========           =======          =======

        Weighted average number of common
          shares outstanding......................      39,604            39,352           39,043
        Dilutive effect of stock options..........         579               528              340
                                                      --------         ---------         --------
                                                        40,183            39,880           39,383
                                                        ------            ------           ------

        Diluted EPS...............................      $ 2.55           $ 1.62             $1.16
                                                        ======           =======            =====


4.  INVENTORIES

         Inventories consist of the following at December 31:

                                                       1997                  1996
                                                       ----                  ----

    Raw materials...............................    $  35,206              $ 30,614
    Work-in-process.............................       72,233                45,985
    Finished goods..............................      268,611               233,139
                                                    ---------             ---------
                                                      376,050               309,738


    Reserves to state certain U.S. inventories
      ($146,431 in 1997 and $117,360 in 1996)
      on a LIFO basis...........................      (17,689)              (14,697)
                                                     --------              --------
                                                     $358,361              $295,041
                                                     ========              ========



                           SMITH INTERNATIONAL, INC.

5. DEBT


         The following summarizes the Company's outstanding debt at December 31:

                                                                                     1997               1996
                                                                                  ---------           ---------

     CURRENT:
       Short-term borrowings.................................................     $  61,010           $  49,178
       Current portion of long-term debt.....................................        30,513              25,805
                                                                                  ---------           ---------
         Short-term borrowings and current portion of long-term debt.........        91,523              74,983
                                                                                  ---------           ---------

     LONG-TERM:

       Notes:
       7% Senior Notes maturing September 2007 with an effective interest rate of 7.07%.  Interest payable semi-annually (presented net of
       unamortized discount of $1,009).......................................       148,991                  --

       Notes payable to insurance companies maturing between  1998 and 2006.
       Interest payable quarterly or semi-annually at rates ranging
       from 6.02% to 9.83% ..................................................       100,889             116,000

       Bank revolvers payable:
       $120.0 million revolving note expiring December 2002. Interest payable quarterly at base rate (8.50% at December 31, 1997) or adjusted
       Eurodollar interbank rate, as defined (6.24% at December
       31, 1997) and described below.........................................        10,600              55,000

       M-I L.L.C. $80.0 million revolving note expiring December
       2002.  Interest payable quarterly at base rate (8.50% at December
       31, 1997) or adjusted Eurodollar interbank rate, as defined (6.20%
       at December 31, 1997) and described below.............................        37,000              37,200

       Term Loans:
       320.0 million Norwegian Krone term loan facility with a bank group.
       Principal due in semi-annual installments of 32.0 million Krone through
       December 2000, remainder due March 2001. Interest payable semi-annually at a Eurokrone rate (4.55% at
       December 31, 1997), ranging from NIBOR + 3/8 to NIBOR + 3/4...........        30,498              44,626

       Other                                                                          8,814               1,422
                                                                                  ---------           ---------
                                                                                    336,792             254,248
       Less current portion of long-term debt................................       (30,513)            (25,805)
                                                                                  ---------           ---------
       Long-term debt........................................................     $ 306,279           $ 228,443
                                                                                  =========           =========

         Principal payments of long-term debt for years subsequent to 1998 are as follows:

         1999...............................................................      $  20,942
         2000...............................................................         20,942
         2001...............................................................         49,884
         2002...............................................................         51,702
         Thereafter.........................................................        162,809
                                                                                  ---------
                                                                                  $ 306,279
                                                                                  =========

                            SMITH INTERNATIONAL, INC.

         The Company's short-term borrowings consist of amounts outstanding under short-term lines of credit and a short-term loan. Certain subsidiaries of the Company have unsecured short-term line of credit facilities with banks aggregating approximately $49 million. At December 31, 1997, approximately $20 million of additional borrowing capacity was available under these facilities. These lines of credit had a weighted average interest rate of 11 percent and 12 percent at December 31, 1997 and 1996, respectively. The remainder of the balance relates to a short-term loan with a bank which carries interest at 7.5 percent and is scheduled to mature on March 31, 1998.

         Additionally, the Company has $200.0 million of unsecured revolving credit agreements at December 31, 1997. These agreements provide for the election of interest at a base rate or a Eurodollar rate ranging from LIBOR + 1/4 to LIBOR + 5/8 and require the payment of a quarterly commitment fee ranging from .09 percent to .20 percent of the unutilized credit facility. The interest and commitment fee percentages are determined based upon the senior debt rating of the Company, as defined. As of December 31, 1997 the borrowing capacity under these lines of credit approximated $152 million.

         During 1997 the Company completed a public debt offering for $150.0 million of unsecured 7% Senior Notes. The Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.

         The Company was in compliance with all of its loan covenants under the various loan indentures at December 31, 1997 and 1996. The indentures relating to its long-term debt contain certain covenants restricting the payment of cash dividends to the Company's common shareholders based on net income and operating cash flow formulas, as defined. The Company has not paid dividends on its Common Stock since the first quarter of 1986.

         Interest paid during the years ended December 31, 1997, 1996 and 1995 amounted to $24.9 million, $17.5 million and $14.3 million, respectively.

6.  FINANCIAL INSTRUMENTS

  Interest Rate Contracts

         From time to time the Company enters into interest rate swaps with the intent of managing the exposure to interest rate risk. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating rates, for defined time periods.

         At December 31, 1997 and 1996, the Company had notional principal amounts of interest rate swaps on outstanding debt of $80.5 million and $90.6 million, respectively. Gains and losses from interest rate swaps are recognized currently in the Consolidated Statements of Operations. All swap agreements, which are hedges against certain debt obligations, are classified as for "purposes other than trading" under the provisions of SFAS No. 119.

         In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be made.

  Foreign Currency Contracts and Options

         From time to time, the Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and currency commitments. Market value gains and losses on such forward contracts are recognized currently, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. Gains or losses on contracts are deferred if the transaction qualifies as a hedge. At December 31, 1997 and 1996, foreign exchange contracts outstanding totaled $20.9 million and $17.3 million, respectively.

                            SMITH INTERNATIONAL, INC.

         The Company also purchases foreign exchange option contracts to hedge certain operating exposures. Premiums paid under these contracts are expensed over the life of the option contract. Gains arising on these options are recognized at the time the options are exercised. The Company had $12.0 million and $12.3 million of foreign exchange option contracts outstanding at December 31, 1997 and 1996, respectively.

  Fair Value

                                                              1997                             1996
                                                  ---------------------------      -----------------------------
                                                   Recorded           Fair          Recorded             Fair
                                                     Value           Value            Value             Value
                                                  ----------       ----------       ----------        ----------

    Long-term debt .......................        $ 336,792        $ 338,787         $ 254,248        $ 257,259
    Interest rate swaps ..................             --             (1,239)             --               (482)

         The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables, short-term debt and foreign currency contracts, approximates the carrying value due to the short-term nature of these instruments.

7.  INCOME TAXES

         The geographical sources of income before income taxes and minority interests for the three years ended December 31, 1997, were as follows:

                                                                               1997            1996            1995
                                                                               ----            ----            ----
     Income before income taxes and minority interests:
       U.S ..........................................................        $117,836        $ 68,564        $ 54,896
       Non-U.S ......................................................          74,682          47,511          19,114
                                                                             --------        --------        --------
       Total ........................................................        $192,518        $116,075        $ 74,010
                                                                             ========        ========        ========


         The income tax provision is summarized as follows:

                                                                             1997             1996             1995
                                                                             ----             ----             ----
       Current -
         U.S ......................................................        $ 20,599         $  9,159         $  1,605
         Non-U.S ..................................................          26,784           17,808           10,700
         State ....................................................           1,655            1,319            1,245
                                                                           --------         --------         --------
                                                                             49,038           28,286           13,550
                                                                           --------         --------         --------
       Deferred -
         U.S ......................................................          (2,775)          (1,940)               7
         Non-U.S ..................................................           4,387              452             (948)
                                                                           --------         --------         --------
                                                                              1,612           (1,488)            (941)
                                                                           --------         --------         --------
       Income tax provision .......................................        $ 50,650         $ 26,798         $ 12,609
                                                                           ========         ========         ========

         Deferred taxes are principally attributable to timing differences related to depreciation expense and net operating loss ("NOL") and tax credit carryforwards. In 1997, 1996 and 1995, the Company reported the tax benefit of operating loss carryforwards as a reduction in the provision for income taxes in accordance with SFAS No. 109.

                            SMITH INTERNATIONAL, INC.

           The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. Federal Statutory rate as follows:

                                                                             1997          1996          1995
                                                                             ----          ----          ----

  U.S. Federal statutory tax rate .................................          35.0%         35.0%         35.0%
  Utilization of U.S. net operating
    loss and credit carryforwards .................................          (5.7)         (9.2)        (18.4)
  Minority interest's share of U.S. partnership earnings ..........          (6.2)         (5.6)         (7.2)
  Permanent differences ...........................................           2.2           1.8           2.3
  State taxes, net ................................................           1.1           1.2           1.7
  Non-U.S. tax provisions which vary from the
    U.S. rate/non-U.S. losses with no
    tax benefit realized ..........................................           0.2           0.9           4.2
  Other items, net ................................................          (0.3)         (1.0)         (0.6)
                                                                             ----          ----          ----
    Effective tax rate ............................................          26.3%         23.1%         17.0%
                                                                             ====          ====          ====


         The components of deferred taxes at December 31 are as follows:

                                                                                                                NET
                                                                             1997             1996            CHANGE
                                                                             ----             ----            ------
  Deferred tax liabilities attributed
    to the excess of net book basis
    over remaining tax basis
    (principally depreciation):
      U.S .........................................................        $(12,035)        $(11,037)        $   (998)
      Non-U.S .....................................................         (11,124)          (9,789)          (1,335)
                                                                           --------         --------         --------
    Total deferred tax liabilities ................................         (23,159)         (20,826)          (2,333)
                                                                           --------         --------         --------

  Deferred tax assets attributed to
    net operating loss and tax credit
    carryforwards:
      U.S .........................................................          10,265           23,986          (13,721)
      Non-U.S .....................................................          27,095           27,860             (765)

  Other deferred tax assets (principally accrued
    liabilities not deductible until paid):
      U.S .........................................................          21,401           16,125            5,276
      Non-U.S .....................................................           5,899            7,910           (2,011)
                                                                           --------         --------         --------
        Subtotal ..................................................          64,660           75,881          (11,221)

  Valuation allowance .............................................         (33,332)         (46,725)          13,393
                                                                           --------         --------         --------

    Subtotal deferred tax assets ..................................          31,328           29,156            2,172
                                                                           --------         --------         --------

    Net deferred tax assets .......................................        $  8,169         $  8,330         $   (161)
                                                                           ========         ========         ========

  Balance sheet presentation:

    Deferred tax assets, net ......................................        $ 25,254         $  8,979
    Other assets ..................................................            --              1,410
    Other current liabilities .....................................            (507)            --
    Deferred tax liabilities ......................................         (16,578)          (2,059)
                                                                           --------         --------
       Net deferred tax assets ....................................        $  8,169         $  8,330
                                                                           ========         ========

                            SMITH INTERNATIONAL, INC.

         For U.S. tax reporting purposes, the Company utilized all cumulative NOL and investment and other business credits available during 1997. At December 31, 1997, alternative minimum tax credits of $10.3 million, with no expiration, are available to reduce future U.S. income taxes.

         Income taxes paid during the years ended December 31, 1997, 1996 and 1995 amounted to $41.3 million, $17.4 million and $3.8 million, respectively.

         The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $26.6 million at December 31, 1997, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

8.  CAPITAL STOCK

  Common stock warrants

         All outstanding common stock warrants, which allowed for conversion into shares of the Company's common stock, were exercised or expired during 1995 and 1996. In 1995, approximately $1.2 million was received upon the exercise of 143,572 warrants into an equivalent number of common shares. No common stock warrants were outstanding at December 31, 1997 or 1996.

9.  STOCKHOLDERS' RIGHTS PLAN

         During 1990, the Company adopted a Stockholders' Rights Plan ("Rights Plan"). As part of the Rights Plan, the Company's Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each share of the Company's common stock outstanding on June 29, 1990. The Board also authorized the issuance of one such Right for each share of the Company's common stock issued after June 29, 1990 until the occurrence of certain events.

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

                            SMITH INTERNATIONAL, INC.

10.  EMPLOYEE STOCK OPTIONS

         As of December 31, 1997, the Company had outstanding stock options granted under the 1989 Long-Term Incentive Compensation Plan ("1989 Plan"). Options are generally granted at fair market values on the date of grant with matters such as vesting periods and expiration of options determined on a grant-by-grant basis. The options, exercisable at various dates through December 2007, are conditioned upon continued employment.

         During 1997, all options remaining under the 1982 Stock Option Plan were exercised or forfeited. No further options may be granted under this Plan.

         The Company has adopted the reporting standards of SFAS No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation". SFAS 123, which was effective for fiscal years beginning after December 15, 1995, established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which equity instruments are issued to non-employees for the acquisition of goods and services. SFAS No. 123 required, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the Consolidated Statements of Operations or making pro forma disclosures in the notes to the financial statements.

         The Company continues to apply APB Opinion 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plan. Had the Company elected to apply the accounting standards of SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

                                                                  1997                  1996                 1995
                                                                  ----                  ----                 ----
         Net income               As reported                  $ 102,351              $ 64,444             $ 45,592
                                  Pro forma                    $ 101,062              $ 63,958             $ 45,495

         Earnings per share       As reported:
                                       Basic                   $    2.58              $   1.64             $   1.17
                                       Diluted                 $    2.55              $   1.62             $   1.16

                                  Pro forma:
                                       Basic                   $    2.55              $   1.63             $   1.17
                                       Diluted                 $    2.52              $   1.60             $   1.16

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which resulted in a weighted-average fair value of $18.68, $12.37 and $7.50 for grants made during the years ended December 31, 1997, 1996 and 1995, respectively. The following assumptions were used for option grants in 1997, 1996 and 1995, respectively; dividend yield of 1.5 percent, 1.6 percent and 1.0 percent; expected volatility of 19 percent, 23 percent and 38 percent, risk-free interest rates of 5.7 percent, 6.2 percent and 6.9 percent and an expected life of six years. The compensation expense included in the above pro forma net income may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined.

                            SMITH INTERNATIONAL, INC.

         A summary of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during those years is presented below:

                                                                           Weighted-Average
                                                             Shares            Exercise
                                                          Under Option           Price
                                                        ----------------   ----------------
Outstanding at December 31, 1994 .................         1,377,075         $   11.22

Options granted ..................................           225,485             16.82
Options forfeited ................................           (13,574)            11.62
Options exercised ................................          (228,940)             9.35
                                                           ---------

Outstanding at December 31, 1995 .................         1,360,046             12.43

Options granted ..................................           252,670             40.79
Options forfeited ................................            (1,290)            17.88
Options exercised ................................          (348,408)            11.13
                                                           ---------

Outstanding at December 31, 1996 .................         1,263,018             18.46

Options granted ..................................           284,500             69.06
Options forfeited ................................           (19,335)            18.03
Options exercised ................................          (159,021)            11.39
                                                           ---------

Outstanding at December 31, 1997 .................         1,369,162         $   29.79

         The number of outstanding fixed stock options exercisable at December 31, 1996 and 1995 was 481,606 and 494,889, respectively. These options had a weighted average exercise price of $12.13 and $11.56 at December 31, 1996 and 1995, respectively. The following summarizes information about fixed stock options outstanding at December 31, 1997:

                                    Options Outstanding                      Options Exercisable
                     --------------------------------------------------  -----------------------------
                                         Weighted             Weighted                       Weighted
                                          Average              Average                         Average
   Range of               Number         Remaining            Exercise        Number         Exercise
Exercise Prices        Outstanding    Contractual Life         Price        Exercisable        Price
---------------        -----------    ----------------        --------      -----------      ---------

$ 8.38 - $10.31           183,335           5.4                $  9.21         183,335        $  9.21
$12.56 - $17.88           655,412           6.5                  14.36         424,858          14.11
$22.50 - $41.13           245,915           8.9                  40.83          62,314          40.53
$69.06                    284,500           9.9                  69.06            --             --
                        ---------           ---                 ------         -------         ------
                        1,369,162           7.3                 $29.79         670,507         $15.22
                        =========           ===                 ======         =======         ======

         At December 31, 1997, there were 173,916 shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional Stock Appreciation Rights.

                            SMITH INTERNATIONAL, INC.

11.  EMPLOYEE BENEFITS

  Pension Plans

         The Company has pension plans in the U.S. and the United Kingdom ("U.K."). Benefit accruals under the Company's U.S. pension plan, which have been frozen since 1987, covered substantially all the U.S. employees of the Company at that date. Due to the freezing of U.S. pension benefits and fully funding those benefits in 1987, no material contributions were made to the Plan in 1997, 1996 or 1995. Most of the employees of M-I are not covered by a pension plan.

         During 1997, a decision was made to terminate the U.K. pension plan and replace it with a defined contribution plan. All current and future obligations to plan participants are expected to be settled in 1998.

         The following tables detail the components of pension expense for the three years ended December 31, 1997, the funded status of the plans and major assumptions used to determine these amounts:

                                                        1997            1996           1995
                                                        ----            ----           ----

Service cost ................................        $   323         $   311         $   286
Interest cost ...............................          1,129           1,020             942
Actual return on plan assets ................         (1,298)         (1,771)           (796)
Prior service cost ..........................              6               6               8
Net amortization and deferral
  and other .................................            (38)            685            (199)
                                                     -------         -------         -------
Net periodic pension cost ...................        $   122         $   251         $   241
                                                     =======         =======         =======

Reconciliation of Funded Status of the Plan:

                                                                          1997              1996              1995
                                                                          ----              ----              ----
Actuarial present value of benefit obligations:

  Vested benefit obligation ........................................    $ 17,158          $ 13,252          $ 11,672
                                                                        ========          ========          ========

  Accumulated benefit obligation ...................................    $ 17,329          $ 13,375          $ 11,834
                                                                        ========          ========          ========

  Projected benefit obligation .....................................    $ 18,522          $ 14,481          $ 12,700
  Plan assets at fair value ........................................      18,626            15,804            12,926
                                                                        --------          --------          --------

  Projected benefit obligation less than Plan assets ...............    $    104          $  1,323          $    226
  Unrecognized prior service cost ..................................          43                28                34
  Unrecognized net loss (gain) .....................................         432              (759)              211
  Additional minimum liability .....................................      (1,283)             (480)             (880)
                                                                        --------          --------          --------

  Pension asset (liability)recognized in the Balance Sheet .........    $   (704)         $    112          $   (409)
                                                                        ========          ========          ========

Weighted-average assumed discount rate .............................  7.0% - 8.0%       7.8% - 9.0%       7.0% - 9.0%

Rate of compensation increases in the U.K. (none in the U.S.
due to freezing of benefits) .......................................         6.5%              7.0%              7.5%

Weighted-average expected long-term rate of return on Plan
assets .............................................................  8.0% - 9.0%       8.5% - 9.0%       8.5% - 9.0%

         The Company has several other pension plans covering certain U.S. and non-U.S. employees as well as a pension plan covering directors. Pension expense, total accumulated plan benefits and net assets available for benefits for these plans were not material at December 31, 1997, 1996 or 1995.

                            SMITH INTERNATIONAL, INC.

Retirement Plans

         The Company established the Smith International, Inc. 401(k) Retirement Plan (the "Plan") for the benefit of all eligible employees. Employees may voluntarily contribute up to 12 percent of compensation, as defined, to the Plan. The Company makes retirement, matching and, in certain cases, discretionary matching contributions to each participant's account under the Plan. Participants receive a full match of the first 1 1/2 percent of their contributions along with a retirement contribution ranging from 2 percent to 6 percent of their qualified compensation. In addition, the Company may provide discretionary matching contributions to participants who are employed by the Company on December 31. The Company's contributions to the Plan totaled approximately $6.9 million, $4.9 million and $3.9 million in 1997, 1996 and 1995, respectively.

         M-I has a Company Profit-Sharing and Savings Plan (the "M-I Plan") under which participating employees may defer up to 12 percent of their compensation, as defined. Under the terms of the M-I Plan, qualified employees are eligible to receive basic, matching and profit-sharing contributions with the approval of the Employee Benefits Committee, and in certain instances, the Board of Directors. Participants are eligible to receive a basic contribution equal to 3 percent of qualified compensation, and a full match of the first 1 1/2 percent of their contributions. Further, effective January 1, 1996, the Board of Directors approved an additional profit-sharing match of up to 2 1/2 percent of participant's voluntary contributions. Total contributions under the M-I Plan approximated $5.0 million in 1997, $4.2 million in 1996 and $2.2 million in 1995.

Postretirement Benefit Plans

         The Company and its subsidiaries provide certain health care benefits for retired employees. Many of the employees who retire from the Company are eligible for these benefits.

         The Smith International, Inc. Retiree Medical Plan ("Smith Medical Plan") provides postretirement medical benefits to retirees and their spouses. The retiree medical plan has an annual limitation (a "cap") on the dollar amount of the Company's portion of the cost of benefits incurred by retirees under the Plan. The remaining cost of benefits in excess of the cap is the responsibility of the participants. The cap will be adjusted annually for inflation, which is currently assumed to be 4 percent.

         M-I provides retiree medical coverage to eligible retirees and their dependents under the M-I Drilling Fluids Retiree Medical Plan ("M-I Medical Plan"). Eligibility for inclusion in that plan; however, was closed as of January 1, 1994, to the majority of M-I's employees. M-I contributes to the cost of the benefits under this plan; however, these costs are reviewed annually for inflation, and limited to a maximum 5 percent increase in M-I's contribution per year. Any costs in excess of M-I's maximum contribution are the responsibility of the retiree or their dependents.

                            SMITH INTERNATIONAL, INC.

         The following table sets forth the plans' unfunded status reconciled with the amount shown in the Company's Consolidated Balance Sheets at December 31:

                                                             1997             1996             1995
                                                             ----             ----             ----
Accumulated postretirement benefit obligation:
    Retirees .....................................        $ (7,199)        $ (5,538)        $ (5,105)
    Actives ......................................          (4,690)          (3,773)          (3,543)
Plan assets at fair value ........................            --               --               --
                                                          --------         --------         --------
Accumulated postretirement
  benefit obligation in excess of
  plan assets ....................................         (11,889)          (9,311)          (8,648)
Unrecognized net loss (gain) and
  prior service cost .............................             866           (1,487)          (1,832)
                                                          --------         --------         --------
Accrued postretirement
  benefit obligation .............................        $(11,023)        $(10,798)        $(10,480)
                                                          ========         ========         ========

         Postretirement benefit expense recognized in the Consolidated Statements of Operations for the three years ended December 31, 1997, is summarized as follows:

                                                             1997             1996             1995
                                                             ----             ----             ----

Service cost .....................................           $ 109            $ 103            $  83
Interest cost on accumulated
  postretirement benefit obligation
  and other ......................................             723              704              686
Net amortization .................................             (46)            (116)            (170)
                                                             -----             -----           -----
Postretirement benefit expense ...................           $ 786             $ 691           $ 599
                                                             =====             =====           =====

         The health care cost trend rate assumption can have a significant effect on the amounts reported. For measurement purposes, the Smith Medical Plan assumes an 8 percent, 9 percent and 10 percent annual rate of increase in the per capita cost of covered health care benefits for 1997, 1996 and 1995, respectively; and the M-I Medical Plan assumes a 5 percent increase for the periods presented. The Smith Medical Plan rate was assumed to gradually decrease to 5 percent for 2000 and to remain at that level thereafter. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.3 million and $0.1 million, respectively.

         The weighted-average discount rates used in determining the accumulated postretirement benefit obligation for 1997, 1996 and 1995 were 7.0 percent, 8.0 percent and 8.4 percent, respectively.

                            SMITH INTERNATIONAL, INC.

12.  INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

         The Company operates primarily in one industry segment, the petroleum services segment. The products and services of the petroleum services segment are primarily used in the drilling of oil and gas wells. No single customer represented in excess of 10 percent of total revenues during any of the years presented.

         The following table presents financial information about non-U.S. and U.S. operations and export sales:

                                                        1997              1996              1995
                                                        ----              ----              ----
Revenues:
United States:
  Domestic ..................................        $  611,833        $  451,147        $  358,392
  Export ....................................            89,919            71,470            50,454
North Sea/Europe ............................           285,655           242,828           168,135
Latin America ...............................           210,409           153,540           112,587
Other .......................................           365,328           237,673           184,976
                                                     ----------        ----------        ----------
                                                     $1,563,144        $1,156,658        $  874,544
                                                     ==========        ==========        ==========

Income before interest and taxes:
  United States .............................        $   84,175        $   56,387        $   37,115
  North Sea/Europe ..........................            45,427            29,289            15,129
  Latin America .............................            37,515            22,296            21,307
  Other .....................................            64,338            36,337            23,083
                                                     ----------        ----------        ----------
                                                     $  231,455        $  144,309        $   96,634
                                                     ==========        ==========        ==========

Identifiable assets:
  United States .............................        $  642,365        $  466,711        $  418,588
  North Sea/Europe ..........................           311,780           309,791            94,648
  Latin America .............................           166,030           138,988            87,322
  Other .....................................           275,858           159,092           102,286
                                                     ----------        ----------        ----------
                                                     $1,396,033        $1,074,582        $  702,844
                                                     ==========        ==========        ==========

         General corporate expenses have been excluded from income before interest and taxes in the table above. Results of operations as reported in the accompanying consolidated financial statements include general corporate expenses of $14.0 million in 1997, $11.8 million in 1996 and $10.4 million in 1995.

         Transfers between geographic areas, which are eliminated upon consolidation, are excluded from the above presentation. These transfers are recorded by the Company and its subsidiaries based on their various intercompany pricing agreements. U.S. sales to affiliates amounted to $210.8 million, $169.5 million and $126.1 million in 1997, 1996 and 1995, respectively. Non-U.S. sales to affiliates approximated $136.5 million, $93.0 million and $58.2 million in 1997, 1996 and 1995, respectively.

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

                            SMITH INTERNATIONAL, INC.

13.   COMMITMENTS AND CONTINGENCIES

  Leases

         The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $17.9 million, $13.8 million and $12.9 million in 1997, 1996 and 1995, respectively.

         Future minimum payments under all non-cancelable operating leases having initial terms of one year or more are as follows:

         YEARS ENDING
         DECEMBER 31,                                 AMOUNT
         ------------                                 ------

             1998                                     $15,771
             1999                                      13,017
             2000                                       8,384
             2001                                       6,618
             2002                                       5,384
          Thereafter                                   31,664
                                                      -------
                                                      $80,838
                                                      =======

   Year 2000

         The Company is currently in the process of identifying, evaluating and implementing modifications to its business systems in order to achieve Year 2000 date conversion compliance without an effect on customers or business operations. The Company expects that all of its enterprise business systems will be Year 2000 compliant by mid-1999, with the majority of the systems expected to be in compliance by the end of 1998. Most of the necessary changes in computer instructional code can be made by upgrading the off-the-shelf software in which the application was created. Subsequent to year end, the Company's systems were upgraded to Oracle version 10.7 which brought most of the Company's enterprise applications into compliance. The Company does not believe that the necessary changes for the remaining systems will require any significant level of external resources, or that failure to implement the proposed changes for the remaining systems would have a material effect on the Company's consolidated financial position or results of operations.

         The Company has not yet determined the complete status of Year 2000 compliance of its suppliers and financial institutions or what additional costs, if any, might be required by the Company. Management believes that non-compliance by the Company's suppliers will not have a material effect. However, the failure of its financial institutions to become Year 2000 compliant could have a material effect on the Company's consolidated financial position or results of operations.

  Litigation

         The Company is a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company is involved in several actions relating to alleged liability in connection with the U.S. Environmental Protection Agency's ("EPA") National Priorities List ("NPL") sites:

         Sheridan. On March 31, 1987, the Sheridan Site Committee (the "Committee") filed a claim on behalf of itself and 59 potentially responsible parties ("PRPs") at the Sheridan Disposal Services site in Hempstead, Texas, a NPL site. The claim was based on the Company's alleged liability to the claimants for "contribution and potential cost recovery for administrative and remedial work" expenses incurred and to be incurred by them in connection with the Sheridan Disposal

                            SMITH INTERNATIONAL, INC.

site. On August 28, 1987, the Company reached a settlement and agreed to pay its allocable share of response costs incurred by the Committee, such share to be limited to the lesser of $3.0 million or 2.93 percent of actual response costs. Based upon an EPA Record of Decision ("ROD"), total remediation costs are estimated to be approximately $28 million. On this basis, the Company's share would be $0.8 million.

         Operating Industries. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act"), the EPA has been conducting various activities at the Operating Industries, Inc. ("OII") site, an NPL disposal site located in Monterey Park, California. On June 14, 1988, the United States District Court entered an order approving a Stipulation and Agreement to Compromise and Settle EPA's claim against the Company (the "OII Settlement Agreement"). Under the OII Settlement Agreement, the Company agreed to pay its allocable share of total future site response costs at the OII site, which is limited to the lesser of $5.0 million or 0.65 percent of future site response costs.

         Actual remediation of the OII Site is likely to extend for a number of years after a final remedy is selected for the site. The EPA issued the ROD with respect to the OII Site, estimating remediation costs of $300 million. The Company is presently unable to determine the amount it may ultimately have to contribute to the OII site pursuant to the OII Settlement Agreement. This amount will range from approximately $150,000 that the Company has already paid to the $5.0 million at which the Company's liability is capped under the OII Settlement Agreement.

         Chemform. The Company operated a business and held a leasehold interest in property located in Pompano Beach, Florida (the "Chemform Site") between May 14, 1976 and March 16, 1979, at which time the Company sold the business and assigned the lease. The EPA placed the Chemform Site on the NPL on October 4, 1989. On September 22, 1992, the EPA issued the ROD for a portion of the Chemform Site. The ROD selected a "No Action with Monitoring" alternative, requiring groundwater to be monitored quarterly for at least one year. Although the Company and two other PRPs completed four quarters of groundwater monitoring, the Florida Department of Environmental Protection ("Florida DEP") requested additional monitoring. The Company and two other PRPs performed the additional monitoring and are presently conducting discussions with the EPA and the Florida DEP regarding what, if any, additional monitoring work will be required. The final scale of any monitoring work is not yet known. It is also not yet known whether any groundwater remediation work will thereafter be required.

         On September 16, 1993, the EPA issued the ROD for the remainder of the Chemform Site, which addressed site-related soil contamination. The ROD determined that no further action was necessary to address Operable Unit Two at the site; however, the Florida DEP requested that additional soil be removed at the Chemform Site. The Company and the two other PRPs performed the soil removal requested under the oversight of the Florida DEP and has provided a Technical Memorandum summarizing this action to the EPA and the Florida DEP. The Company has not received any written response from either the EPA or the Florida DEP. In April 1996, the Company and the other PRPs received a letter from the EPA demanding approximately $0.8 million in response and oversight costs. The Company and the other PRP's are contesting this claim and are requesting additional information. As the EPA still retains jurisdiction over the Chemform Site, it is possible that additional issues may arise which would require further resolution, including the claim by the EPA for payment of past oversight or response costs incurred. The Company intends to scrutinize and, if necessary, vigorously contest any such claims made by the EPA.

         At December 31, 1997, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $3.2 million. As additional information becomes available, the Company may be required to provide for additional environmental clean-up costs for Superfund sites and for properties currently or previously owned or leased by the Company. However, the Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

                            SMITH INTERNATIONAL, INC.

14.  SUBSEQUENT EVENT

         On January 20, 1998, the Company announced the signing of a definitive agreement to acquire Wilson Industries, Inc. ("Wilson") in a transaction expected to be accounted for as a pooling of interest. Wilson, which operates through Wilson Supply and Houston Engineers, is a privately-held company based in Houston, Texas. Wilson Supply is a U.S.-based stocking distributor of materials for drilling, production, refining and petrochemical plants and pipeline operations. Houston Engineers provides drilling and fishing tools and directional drilling services worldwide to the exploration and production industry. The Company expects to issue 7.9 million shares of common stock in exchange for all of the equity interests of Wilson.

         The transaction is subject to, among other conditions, approval by the Wilson shareholders and various U.S. governmental entities. There are no assurances as to whether this transaction will be ultimately consummated.

15.   QUARTERLY INFORMATION (UNAUDITED)

1997                                            FIRST             SECOND            THIRD           FOURTH           YEAR
                                                -----             ------            -----           ------           ----

Revenues ...............................     $     357,484     $     383,163     $    396,629     $   425,868     $1,563,144
                                             =============     =============     ============     ===========     ==========
Gross profit ...........................     $     121,265     $     133,194     $    140,040     $   154,033     $  548,532
                                             =============     =============     ============     ===========     ==========
Net income .............................     $      21,113     $      23,929     $     27,264     $    30,045     $  102,351
                                             =============     =============     ============     ===========     ==========
Basic earnings per share ...............     $        0.53     $        0.60     $       0.69     $      0.76     $     2.58
                                             =============     =============     ============     ===========     ==========
Diluted earnings per share .............     $        0.53     $        0.60     $       0.68     $      0.75     $     2.55
                                             =============     =============     ============     ===========     ==========
1996                                            FIRST             SECOND            THIRD           FOURTH           YEAR
                                                -----             ------            -----           ------           ----

Revenues ...............................     $     238,820     $     270,272     $    310,657     $   336,909     $1,156,658
                                             =============     =============     ============     ===========     ==========
Gross profit ...........................     $      80,909     $      90,323     $    103,398     $   117,432     $  392,062
                                             =============     =============     ============     ===========     ==========
Net income .............................     $      12,948     $      14,981     $     16,604     $    19,911     $   64,444
                                             =============     =============     ============     ===========     ==========
Basic earnings per share ...............     $        0.33     $        0.38     $       0.42     $      0.51     $     1.64
                                             =============     =============     ============     ===========     ==========
Diluted earnings per share .............     $        0.33     $        0.38     $       0.42     $      0.50     $     1.62
                                             =============     =============     ============     ===========     ==========

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

(A)  FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                               REFERENCE
                                                                                                               ---------
(1)      Financial statements included in this report:
         Report of Independent Public Accountants...........................................................       19
         Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995.................................................................       20
         Consolidated Balance Sheets at December 31, 1997 and 1996..........................................      21-22
         Consolidated Statements of Shareholders' Equity for the years
           ended December 31, 1997, 1996 and 1995...........................................................       23
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995.................................................................       24
         Notes to Consolidated Financial Statements.........................................................      25-43

(2)      Financial statement schedule for the years ended December 31, 1997,
           1996 and 1995:
         Report of Independent Public Accountants on Financial Statement Schedule...........................       49
         Schedule II-Valuation and Qualifying Accounts and Reserves.........................................       50

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

         (3)   EXHIBITS AND INDEX TO EXHIBITS

                  3.l     -- Restated Certificate of Incorporation of the
                             Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

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

                  4.1     -- Rights Agreement, dated as of June 19, 1990,
                             between the Company and First Chicago Trust Company of New York.

                  4.2     -- Form of Indenture between the Company and The
                             Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

                  4.3     -- Form of Note. Filed as Exhibit 4.2 to Amendment
                             No. 1 to the Company's Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

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

                  10.11   -- Employment Agreement dated January 2, 1991
                             between the Company and Neal S. Sutton. Filed as
                             Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.12   -- Employment Agreement dated May 1, 1991 between
                             the Company and Richard A. Werner. Filed as Exhibit
                             10.12 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                  10.16   -- Amendment to Employment Agreement dated January
                             2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.16 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.17   -- Amendment to Employment Agreement dated May 1,
                             1991 between the Company and Richard A. Werner. Filed as Exhibit 10.17 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                  10.22   -- Note Agreement, dated as of May 21, 1996,
                             between the Company and Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as Trustee for AT&T Master Pension Trust and The Maritime Life Assurance Company. Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.23   -- Loan Agreement dated as of April 4, 1996, by and
                             among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.24   -- Loan Agreement dated as of April 4, 1996, by and
                             among M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.25   -- First Amendment to Loan Agreement dated April 8,
                             1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                  10.26   -- First Amendment to Loan Agreement dated April 8,
                             1997, by and among M-I Drilling Fluids, L.L.C., Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                  10.27   -- Second Amendment to Loan Agreement dated
                             December 23, 1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

                  10.28   -- Second Amendment to Loan Agreement dated
                             December 23, 1997, by and among M-I Drilling
                             Fluids, L.L.C., Texas Commerce Bank National
                             Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

                  11.     -- Not applicable.

                  12.     -- Not applicable.

                  13.     -- Not applicable.

                  18.     -- Not applicable.

                  19.     -- Not applicable.

                  21.1    -- Subsidiaries of the Company

                  23.1    -- Consent of Independent Public Accountants.

                  27.1    -- Financial Data Schedule

(B) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Smith International, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Smith International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, included in this Form 10-K, and have issued our report thereon dated January 30, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Part IV,
Item 14(A)(2) for Smith International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
January 30, 1998

                                                                     SCHEDULE II


                            SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                 BALANCE AT    CHARGED                                BALANCE
                                                 BEGINNING        TO                                   AT END
                                                  OF YEAR      EXPENSE   WRITE-OFFS      OTHER        OF YEAR
                                                  -------      -------   ----------      -----        -------
Allowance for Doubtful Accounts:
  Year Ended--December 31,
    1997 ....................................     $ 6,424     $ 1,612     $(2,257)     $    25(a)     $ 5,804
 Year Ended--December 31,
    1996 ....................................     $ 6,838     $ 1,490     $(2,338)     $   434(a)     $ 6,424
 Year Ended--December 31,
    1995 ....................................     $ 8,679     $ 1,024     $(2,865)        --          $ 6,838

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

March 23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:


/s/ DOUGLAS L. ROCK                         Chairman of the Board, Chief
----------------------------                 Executive Officer, President and
(Douglas L. Rock)                            Chief Operating Officer                            March 23, 1998


/s/ LOREN K. CARROLL                        Executive Vice President                            March 23, 1998
----------------------------
(Loren K. Carroll)


/s/ JOHN J. KENNEDY                         Senior Vice President, Chief Financial
----------------------------                 Officer and Treasurer                              March 23, 1998
(John J. Kennedy)


/s/ BENJAMIN F. BAILAR                      Director                                            March 23, 1998
----------------------------
(Benjamin F. Bailar)


/s/ G. CLYDE BUCK                           Director                                            March 23, 1998
----------------------------
(G.  Clyde Buck)


/s/ JAMES R. GIBBS                          Director                                            March 23, 1998
----------------------------
(James R. Gibbs)


/s/ JERRY W. NEELY                          Director                                            March 23, 1998
----------------------------
(Jerry W. Neely)


/s/ H. MOAK ROLLINS                         Director                                            March 23, 1998
----------------------------
(H. Moak Rollins)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   ------------

   3.l     -- Restated Certificate of Incorporation of the Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

   3.2     -- Bylaws of the Company as amended to date. Filed as Exhibit 3.2 to the Company's report on Form 10-K for the year ended December
              31, 1993 and incorporated herein by reference.

   4.1     -- Rights Agreement, dated as of June 19, 1990, between the
              Company and First Chicago Trust Company of New York.

   4.2     -- Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

   4.3     -- Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the
              Company's Registration Statement on Form S-3 dated September 9,
              1997 and incorporated herein by reference.

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

   10.11   -- Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

   10.12   -- Employment Agreement dated May 1, 1991 between the Company and
              Richard A. Werner. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

   10.16   -- Amendment to Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.16 to the
              Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

   10.17   -- Amendment to Employment Agreement dated May 1, 1991 between the
              Company and Richard A. Werner. Filed as Exhibit 10.17 to the
              Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

   10.22   -- Note Agreement, dated as of May 21, 1996, between the Company and Principal Mutual Life Insurance Company, John Hancock Mutual
              Life Insurance Company, John Hancock Variable Life Insurance
              Company, IDS Certificate Company, Mellon Bank, N.A., as Trustee for AT&T Master Pension Trust and The Maritime Life Assurance
              Company. Filed as Exhibit 10.3 to the Company's report on Form
              10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

   10.23   -- Loan Agreement dated as of April 4, 1996, by and among the
              Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

   10.24   -- Loan Agreement dated as of April 4, 1996, by and among M-I
              Drilling Fluids Company, L.L.C., Texas Commerce Bank National
              Association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

   10.25   -- First Amendment to Loan Agreement dated April 8, 1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit
              10.1 to the Company's report on Form 10-Q for the quarter ended
              June 30, 1997 and incorporated herein by reference.

   10.26   -- First Amendment to Loan Agreement dated April 8, 1997, by and among M-I Drilling Fluids, L.L.C., Texas Commerce Bank National
              Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

   10.27   -- Second Amendment to Loan Agreement dated December 23, 1997, by and among the Company and Texas Commerce Bank National
              Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

   10.28   -- Second Amendment to Loan Agreement dated December 23, 1997, by and among M-I Drilling Fluids, L.L.C., Texas Commerce Bank
              National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.

   11.     -- Not applicable.

   12.     -- Not applicable.

   13.     -- Not applicable.

   18.     -- Not applicable.

   19.     -- Not applicable.

   21.1    -- Subsidiaries of the Company

   23.1    -- Consent of Independent Public Accountants.

   27.1    -- Financial Data Schedule