Form 10-Q
period 1998-03-31
SMITH INTERNATIONAL INC
filed 1998-05-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ___        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from___________ to ___________


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

                       YES         X          NO
                              ------------          -----------


                     The number of shares outstanding of the
          Registrant's common stock as of May 8, 1998 was 48,242,799.

                                      INDEX


                                                                                                               Page No.
                                                                                                               --------
PART I:  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   Consolidated Statements of Operations -
                      For the Three Months Ended March 31, 1998 and 1997..................................           1


                  Consolidated Balance Sheets -
                      As of March 31, 1998 and December 31, 1997..........................................           2


                  Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 1998 and 1997..................................           3


                  Notes to Consolidated Financial Statements..............................................           4



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS................................................           7



PART II:  OTHER INFORMATION


     ITEMS 1 - 6..........................................................................................          11


SIGNATURES................................................................................................          12

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           For the Three Months
                                                                              Ended March 31,
                                                               ----------------------------------------------
                                                                        1998                     1997
                                                                        ----                     ----
Revenues..................................................             $ 423,441                $ 357,484

Costs and expenses:
  Costs of revenues.......................................               269,320                  236,219
  Selling expenses........................................                69,879                   56,287
  General and administrative expenses.....................                19,623                   19,953
                                                                       ---------                ---------
     Total costs and expenses.............................               358,822                  312,459
                                                                       ---------                ---------
Income before interest and taxes..........................                64,619                   45,025

Interest expense, net.....................................                 7,803                    5,234

Income before income taxes and minority interests.........                56,816                   39,791
Income tax provision......................................                16,967                    9,967
                                                                       ---------                ---------
Income before minority interests..........................                39,849                   29,824

Minority interests........................................                11,088                    8,711
                                                                       ---------                ---------
Net income................................................             $  28,761                $  21,113
                                                                       =========                =========
Earnings per share:
  Basic...................................................             $    0.72                $    0.53
                                                                       =========                =========
  Diluted.................................................             $    0.72                $    0.53
                                                                       =========                =========
Weighted average shares outstanding:
  Basic...................................................                39,672                   39,539
                                                                       =========                =========
  Diluted.................................................                40,153                   40,068
                                                                       =========                =========

   The accompanying notes are an integral part of these financial statements.

================================================================================

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)
                                   (Unaudited)

                                                                                        March 31,     December 31,
                                                                                          1998            1997
                                                                                      ------------     ----------

                                           ASSETS
         Current Assets:
           Cash and cash equivalents..............................................    $     26,980     $   28,971
           Receivables, net.......................................................         439,270        409,765
           Inventories, net.......................................................         391,656        358,361
           Deferred tax assets, net...............................................          25,108         25,254
           Prepaid expenses and other.............................................          38,202         28,620
                                                                                       -----------      ---------
             Total current assets.................................................         921,216        850,971
                                                                                       -----------      ---------

         Property, plant and equipment, net.......................................         282,936        270,941

         Other assets.............................................................          73,644         64,786

         Goodwill, net............................................................         210,129        209,335
                                                                                       -----------      ---------

         Total Assets.............................................................     $ 1,487,925     $ 1,396,033
                                                                                       ===========     ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities:
           Short-term borrowings and current portion of long-term debt............    $     81,542     $   91,523
           Accounts payable.......................................................         120,365        119,353
           Accrued payroll costs..................................................          47,227         54,620
           Income taxes payable...................................................          37,780         25,796
          Other..................................................................           69,113         81,635
                                                                                       -----------      ---------
               Total current liabilities..........................................         356,027        372,927
                                                                                       -----------      ---------

         Long-term debt...........................................................         373,265        306,279

         Deferred tax liabilities.................................................          16,317         16,578

         Other long-term liabilities..............................................          22,822         24,087

         Minority interests.......................................................         222,318        206,705

         Shareholders' Equity:
             Preferred Stock, $1 par value; 5,000 shares authorized; no shares
             issued or outstanding in 1998 or 1997................................              --             --
            Common Stock, $1 par value; 60,000 shares authorized; 40,337 shares
             issued and outstanding in 1998 (40,316 in 1997)......................          40,337         40,316
           Additional paid-in capital.............................................         283,360        282,772
           Retained earnings......................................................         193,594        164,833
           Cumulative translation adjustments.....................................         (12,413)       (10,762)
           Less - treasury securities, at cost; 656 common shares in 1998 and 1997          (7,702)        (7,702)
                                                                                       -----------      ---------
               Total shareholders' equity.........................................         497,176        469,457
                                                                                       -----------      ---------

         Total Liabilities and Shareholders' Equity...............................     $ 1,487,925     $1,396,033
                                                                                       ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                            ------------------------
                                                                                               1998          1997
                                                                                            ----------   -----------

Cash flows from operating activities:

 Net income.........................................................................        $  28,761     $   21,113
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization...................................................           13,394          9,166
    Minority interests..............................................................           11,088          8,711
    Provision for losses on receivables.............................................              189            231
    Gain on disposal of property, plant and equipment...............................             (752)          (125)
    Foreign currency translation losses.............................................              205             41
  Changes in operating assets and liabilities:
    Receivables.....................................................................          (29,694)       (41,904)
    Inventories, net................................................................          (33,295)        (8,580)
    Accounts payable................................................................            1,012          1,882
    Other current assets and liabilities............................................          (12,272)         7,662
    Other non-current assets and liabilities........................................                           1,341
                                                                                              (11,850)
                                                                                            ---------     ----------

Net cash used in operating activities...............................................          (33,214)          (462)
                                                                                            ---------     ----------

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired.....................................           (7,300)        (4,880)
Purchases of property, plant and equipment..........................................          (25,150)       (14,708)
Proceeds from disposal of property, plant and equipment.............................            1,777          1,366
                                                                                            ---------     ----------

Net cash used in investing activities...............................................          (30,673)       (18,222)
                                                                                            ---------     ----------

Cash flows from financing activities:

Proceeds from issuance of long-term debt............................................           67,722        25,857
Principal payments of long-term debt................................................          (10,151)      (10,000)
Net decrease in short-term borrowings...............................................             (357)       (1,994)
Proceeds from exercise of stock options.............................................              274           526
Contributions from minority interest partner........................................            4,572         2,880
                                                                                            ---------     ----------

Net cash provided by financing activities...........................................           62,060        17,269
                                                                                            ---------     ----------

Effect of exchange rate changes on cash.............................................             (164)         (207)
                                                                                            ---------     ----------

Decrease in cash and cash equivalents...............................................           (1,991)        (1,622)
Cash and cash equivalents at beginning of period....................................           28,971         25,540
                                                                                            ---------     ----------

Cash and cash equivalents at end of period..........................................        $  26,980     $   23,918
                                                                                            =========     ==========


Supplemental disclosures of cash flow information:

Cash paid for interest..............................................................        $   8,699     $    2,523
Cash paid for income taxes..........................................................        $   3,273     $    2,214

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1)  Basis of Presentation of Interim Financial Statements

    The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K and other current filings with the Commission.

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

2)  Earnings Per Share

    During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") data. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):


                                                                For the Three Months
                                                                  Ended March 31,
                                                            -----------------------------
                                                                  1998           1997
                                                                  ----           ----
               Basic EPS
               ---------

               Net income................................         $28,761        $21,113
                                                                  =======        =======

               Weighted average number of common
                 shares outstanding......................          39,672         39,539
                                                                  -------        -------

               Basic EPS.................................          $ 0.72        $ 0.53
                                                                   ======        ======


                                                                     1998           1997
                                                                     ----           ----
               Diluted EPS
               -----------

               Net income................................         $28,761        $21,113
                                                                  =======        =======

               Weighted average number of common
                 shares outstanding......................          39,672         39,539
               Dilutive effect of stock options..........             481            529
                                                                   ------         ------
                                                                   40,153         40,068
                                                                   ------         ------

               Diluted EPS...............................          $ 0.72         $ 0.53
                                                                   ======         ======

3)  Comprehensive Income

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income, which encompasses net income and currency translation adjustments, is as follows (in thousands):


                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                               ------------------------------
                                                                                    1998           1997
                                                                                    ----           ----

          Net income.........................................................     $ 28,761       $ 21,113

          Currency translation adjustments,
            net of tax of $495 and $585 for 1998 and 1997, respectively......       (1,156)        (1,754)
                                                                                  --------       --------

          Comprehensive income...............................................     $ 27,605       $ 19,359
                                                                                  ========       ========


4)  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain U.S. inventories and the first-in, first-out ("FIFO") method for all other inventories. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                                  March 31,        December 31,
                                                                                   1998              1997
                                                                               ------------      ------------

           Raw materials.....................................................  $     38,939      $    35,206
           Work-in-process...................................................        81,445           72,233
           Finished goods....................................................       289,161          268,611
                                                                               ------------      -----------
                                                                                    409,545          376,050
           Reserves to state certain domestic inventories
              ($153,569 and $146,431 in 1998 and 1997,
               respectively) on a LIFO basis.................................       (17,889)         (17,689)
                                                                               ------------      -----------

           Inventories, net..................................................  $    391,656      $   358,361
                                                                               ============      ===========


5)  Property, Plant and Equipment, Net

       Property, plant and equipment consists of the following (in thousands):

                                                                                March 31,         December 31,
                                                                                   1998               1997
                                                                               -----------       -----------

           Land..............................................................  $    21,916       $    22,226
           Buildings.........................................................       48,256            46,046
           Machinery and equipment...........................................      405,445           387,016
                                                                               -----------       -----------
                                                                                   475,617           455,288

           Less-accumulated depreciation.....................................
                                                                                  (192,681)         (184,347)
                                                                               -----------       -----------

           Net property, plant and equipment.................................  $   282,936        $  270,941
                                                                               ===========        ==========

6)  Subsequent Event

    On April 30, 1998, the Company acquired Wilson Industries, Inc. ("Wilson") by issuing 7.9 million shares of common stock in exchange for all of the outstanding Wilson shares. The transaction will be accounted for as a pooling of interests and, accordingly, all prior period financial statements will be restated to include the results of Wilson as if the transaction had occurred at the earliest date presented. In connection with the acquisition, the Company expects to incur approximately $35 million of costs related to effecting the transaction and integrating the Wilson operations.

    Wilson, which operates through Wilson Supply and Houston Engineers, is based in Houston, Texas. Wilson Supply is a U.S.-based stocking distributor of materials for drilling, production, refining and petrochemical plants and pipeline operations. Houston Engineers provides drilling and fishing tools and directional drilling services worldwide to the exploration and production industry. Wilson reported revenues of $605 million for the fiscal year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following 'Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. It should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto.

    The Company's primary business is the manufacture and sale of premium products and services to the oil and gas industry's exploration and production sectors. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids- control equipment, waste-management services, three-cone drill bits, diamond drill bits, fishing services, drilling tools, underreamers, sidetracking systems and liner hangers.

    The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. Drilling activity levels are primarily influenced by the price of oil and natural gas but may also be affected by political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

    North American drilling activity has decreased from average activity levels experienced in the first quarter of 1998. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, several factors have, and may continue to, impact activity levels on a short-term basis. A significant portion of the North American rig count decrease relates to lower Canadian activity levels associated with the annual spring break-up. However, lower crude oil prices, which have declined approximately 25 percent from average 1997 levels, have negatively impacted U.S. land-based drilling activity resulting in a 13 percent decrease in the average rig count from the first quarter of 1998. If crude oil prices remain at or below current levels for a prolonged period of time, management believes demand for products and services could be impacted in North American and certain other markets.


Results of Operations

Revenues

    Smith International operates through five business units which market the Company's products and services throughout the world. The following table presents revenue and average rig count information for the periods shown (in thousands, except rig count information).

                                                                 For the Three Months Ended
                                                                          March 31,
                                                          ------------------------------------------
                                                                 1998                  1997
                                                          ------------------------------------------
                                                             Amount      %         Amount      %
                                                          --------------------  --------------------
          Revenues by Business Unit:
            M-I Fluids...................................    $ 230,228   54     $   206,101    58
            M-I SWACO....................................       36,693    9         27,538      8
            Smith Tool...................................       67,213   16          58,242    16
            Smith Drilling & Completions.................       65,633   15          47,738    13
            Smith Diamond Technology.....................       23,674    6         17,865      5
                                                            ----------  ---     -----------   ---

                    Total................................   $  423,441  100     $   357,484   100
                                                            ==========  ===     ===========   ===


          Revenues by Area:
            U.S..........................................   $   159,227  38     $   135,705    38
            Export.......................................        27,068   6          20,260     6
            Non-U.S......................................       237,146  56         201,519    56
                                                            ----------  ---     -----------   ---
                    Total................................   $  423,441  100     $   357,484   100
                                                            ==========  ===     ===========   ===

          Average Active Rig Count:
            U.S..........................................          966                  856
            Canada.......................................          459                  395
            Non-North America............................          811                  804
                                                            ----------          -----------
                    Total................................        2,236                2,055
                                                            ==========          ===========


M-I Fluids

    M-I Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I Fluids' revenues increased $24.1 million, or 12 percent, over the first quarter of 1997. The majority of the revenue growth relates to incremental revenues from acquisitions and, to a lesser extent, increased drilling activity levels in the U.S.

M-I SWACO

    M-I SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I SWACO's revenues increased $9.2 million, or 33 percent, from the first quarter of 1997. Incremental revenues from acquisitions and increased solids control equipment sales under an alliance contract accounted for the majority of the quarter-to-quarter revenue growth.

Smith Tool

    Smith Tool manufactures and sells three-cone bits for use in the oil and gas industry and in mining applications. Smith Tool's revenues increased $9.0 million over the first quarter of 1997 due to increased unit sales, a favorable shift in the sales mix and improved pricing. On a geographical basis, higher tender sales outside the U.S., improved market penetration in the Eastern Hemisphere and increased Canadian activity levels accounted for the majority of the growth.

Smith Drilling & Completions

    Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' revenues increased $17.9 million, or 37 percent, from the first quarter of 1997. Over half of the increase from the prior year related to incremental revenues from acquisitions, while higher demand for remedial products and services in the U.S. and Latin America contributed to the base business growth.

Smith Diamond Technology

    Smith Diamond Technology manufactures and markets shear bits featuring cutters made of polycrystalline diamond or natural diamond at its GeoDiamond division. Smith Diamond Technology also manufactures polycrystalline diamond and cubic boron nitride at its MegaDiamond and Supradiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. Smith Diamond Technology's revenues increased $5.8 million, or 33 percent, over the first quarter of 1997. The growth over the comparable period of the prior year was attributable to higher unit sales and improved pricing. On a geographical basis, higher market penetration in certain Eastern Hemisphere markets coupled with increased drilling activity in the U.S. accounted for the majority of the revenue growth.

    For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):


                                                                  For the Three Months Ended
                                                                           March 31,
                                                       --------------------------------------------------
                                                             1998                      1997
                                                       --------------------------------------------------
                                                            Amount         %          Amount         %
                                                       --------------------------------------------------
Revenues.............................................     $  423,441       100       $ 357,484       100
                                                          ----------       ---       ---------       ---

Gross profit.........................................        154,121        36         121,265        34

Operating expenses...................................         89,502        21          76,240        21
                                                          ----------       ---       ---------       ---

Income before interest and taxes.....................         64,619        15          45,025        13
Interest expense, net................................          7,803         2           5,234         2
                                                          ----------       ---       ---------       ---
Income before income taxes and
 minority interests..................................        56,816         13          39,791        11
Income tax provision.................................         16,967         4           9,967         3
                                                          ----------       ---       ---------       ---
Income before minority interests.....................         39,849         9          29,824         8
Minority interests...................................         11,088         2           8,711         2
                                                          ----------       ---       ---------       ---

Net income...........................................      $  28,761         7       $  21,113         6
                                                           =========       ===       =========       ===


     Total revenues increased $66.0 million, or 18 percent, from the prior year quarter as the Company experienced growth across all business units and geographic areas. Over half of the revenue increase was reported in North America which benefited from the impact of acquired operations and, to a lesser extent, higher drilling activity levels. Non-U.S. revenues, however, continue to account for a significant portion of the Company's operations and approximated 62 percent of total revenues for the first quarter of 1998 and 1997.

    Gross profit as a percentage of revenues increased from 34 percent in the first quarter of the prior year to 36 percent in the first quarter of 1998. The improvement in gross profit margins resulted from price increases enacted during the last half of 1997 and increased manufacturing efficiencies associated with the higher volumes.

    Operating expenses, consisting of selling expenses and general and administrative expenses, increased $13.3 million over the first quarter of 1997; however, as a percentage of revenues, operating expenses were comparable to the prior year quarter. The majority of the dollar variance is attributable to increased variable costs associated with the higher level of revenues. Costs associated with acquired operations and, to a lesser extent, changes in compensation and benefit programs to maintain industry-competitive levels, also contributed to the increase over the prior year.

    Net interest expense, which represents interest expense less interest income, increased $2.6 million from the first quarter of 1997. The increase is related to the higher level of borrowings used to fund acquisitions and general working capital needs attributable to the revenue growth.

    The effective tax rate for the quarter approximated 30 percent, which is higher than the rate for the comparable period of the prior year and lower than the U.S. statutory rate. The rate exceeded the first quarter 1997 effective rate as the prior year quarter benefited from U.S. net operating loss carryforwards, which were fully utilized during 1997. The effective tax rate was lower than the statutory rate due to the method of recording the minority interest partner's U.S. earnings. The effective rate is expected to remain below the statutory rate as the Company properly consolidates the pretax income related to the minority interest partner's share of U.S. partnership earnings but excludes the related tax provision.

    Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $2.4 million from the first quarter of 1997 due to the increased profitability of the M-I operations.

Liquidity and Capital Resources

    The Company's financial condition remained solid in the first quarter of 1998. Cash and cash equivalents decreased $2.0 million during the quarter and equaled $27.0 million at March 31, 1998. The Company's operations utilized $33.2 million of cash flows in the first quarter of 1998 which is $32.8 million higher than the amounts required in the comparable quarter of the prior year. Increased receivable and inventory levels associated with the revenue growth accounted for a significant portion of the change from the first quarter of 1997. Borrowings under available facilities were utilized to fund working capital growth as well as capital expenditure requirements for the operations.

    The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving line of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $118 million at March 31, 1998. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs of the existing operations for the foreseeable future.

    Subsequent to March 31, 1998, the Company acquired Wilson by issuing 7.9 million shares of common stock in exchange for all of the outstanding Wilson shares. In connection with the transaction, the Company expects to incur approximately $35 million of costs related to effecting the transaction and integrating the Wilson operations. Aside from the Wilson acquisition, management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.


    This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's outlook for its operations, which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by the use of terms and phrases such as "expects", "believes", and similar terms and phrases. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

     (2) Plan of Acquisition, Reorganization, Arrangement or Succession

               2.1 Merger Agreement dated January 19, 1998 by and among Wilson Industries, Inc., Smith International, Inc. and SII Acquisition Corp. filed as Exhibit 2.1 to the Company's registration statement on Form S-4 dated March 11, 1998 (Reg. No. 333-47729) and incorporated herein by reference.

    (27) Financial Data Schedule

              27.1 Financial data schedule for the three months ended March 31, 1998.

              27.2 Financial data schedules for the three months ended March 31, 1997; six months ended June 30, 1997; and nine months ended September 30, 1997.

              27.3 Financial data schedules for the three months ended March 31, 1996; six months ended June 30, 1996; nine months ended September 30, 1996; and twelve months ended December 31, 1996.

              27.4 Financial data schedule for the year ended December 31, 1995.

         (b)   Reports on Form 8-K

               The Registrant filed a Form 8-K dated March 6, 1998, reporting under "Item 5. Other Events", related to a press release announcing 1997 fiscal year operating results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SMITH INTERNATIONAL, INC.
                                     Registrant



Date:     May 15, 1998               By: /s/ Douglas L. Rock
     --------------------               ----------------------------------------
                                          Douglas L. Rock
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Chief Operating
                                          Officer





Date:     May 15, 1998               By: /s/ John J. Kennedy
     --------------------               ----------------------------------------
                                          John J. Kennedy
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS


   (27)   Financial Data Schedule
          -----------------------

              27.1 Financial data schedule for the three months ended March 31, 1998.

              27.2 Financial data schedules for the three months ended March 31, 1997; six months ended June 30, 1997; and nine months ended September 30, 1997.

              27.3 Financial data schedules for the three months ended March 31, 1996; six months ended June 30, 1996; nine months ended September 30, 1996; and twelve months ended December 31, 1996.

              27.4 Financial data schedule for the year ended December 31, 1995.