Form 10-Q
period 1998-06-30
SMITH INTERNATIONAL INC
filed 1998-08-14
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
           X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ___         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ___         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                ------------   ------------


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


         The number of shares outstanding of the Registrant's common stock as of August 10, 1998 was 48,785,688.

                                      INDEX


                                                                                                                Page No.
                                                                                                                --------
PART I:  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Operations -
                      For the Three and Six Months Ended June 30, 1998 and 1997...........................        1


                  Consolidated Balance Sheets -
                      As of June 30, 1998 and December 31, 1997...........................................        2


                  Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 1998 and 1997.....................................        3


                  Notes to Consolidated Financial Statements..............................................        4



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS................................................        9



PART II:  OTHER INFORMATION


     ITEMS 1 - 6..........................................................................................       15


SIGNATURES................................................................................................       16

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                 ------------------------------     -----------------------------
                                                                     1998              1997             1998             1997
                                                                 ------------      ------------     ------------     ------------
                                                                                     (Restated)                      (Restated)
           REVENUES ........................................     $    557,749      $    527,867     $  1,136,682     $  1,018,222

           COSTS AND EXPENSES:
             Costs of Revenues .............................          384,873           369,639          781,960          716,206
             Selling Expenses ..............................           86,480            77,971          173,030          148,621
             General and Administrative Expenses ...........           20,397            21,177           42,601           43,375
             Merger and Restructuring Costs ................           55,000                --           55,000               --
                                                                 ------------      ------------     ------------     ------------

                  Total Costs and Expenses .................          546,750           468,787        1,052,591          908,202
                                                                 ------------      ------------     ------------     ------------

           EARNINGS BEFORE INTEREST AND TAXES ..............           10,999            59,080           84,091          110,020

           INTEREST EXPENSE, NET ...........................            9,813             6,992           18,926           12,880
                                                                 ------------      ------------     ------------     ------------

           INCOME BEFORE INCOME TAXES AND
             MINORITY INTERESTS ............................            1,186            52,088           65,165           97,140

           INCOME TAX PROVISION ............................            2,322            13,929           21,636           25,472
                                                                 ------------      ------------     ------------     ------------

           INCOME (LOSS) BEFORE MINORITY INTERESTS .........           (1,136)           38,159           43,529           71,668

           MINORITY INTERESTS ..............................            6,356            10,026           17,444           18,737
                                                                 ------------      ------------     ------------     ------------

           NET INCOME (LOSS) ...............................     $     (7,492)     $     28,133     $     26,085     $     52,931
                                                                 ============      ============     ============     ============
           EARNINGS (LOSS) PER SHARE:
             Basic .........................................     $      (0.16)     $       0.59     $       0.55     $       1.12
                                                                 ============      ============     ============     ============
             Diluted .......................................     $      (0.16)     $       0.59     $       0.54     $       1.10
                                                                 ============      ============     ============     ============

           WEIGHTED AVERAGE SHARES OUTSTANDING:
             Basic .........................................           47,793            47,481           47,683           47,460
             Diluted .......................................           47,793            48,025           48,155           48,000

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                   (UNAUDITED)

                                                                                  June 30,        December 31,
                                                                                    1998               1997
                                                                                ------------      ------------
                                                                                                   (Restated)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................     $     34,403      $     37,109
  Receivables, net ........................................................          500,354           510,984
  Inventories, net ........................................................          519,048           467,963
  Deferred tax assets, net ................................................           41,357            27,329
  Prepaid expenses and other ..............................................           41,740            29,968
                                                                                ------------      ------------
    Total current assets ..................................................        1,136,902         1,073,353
                                                                                ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET ........................................          354,246           312,663

OTHER ASSETS ..............................................................           94,911            76,898

GOODWILL, NET .............................................................          259,289           209,585
                                                                                ------------      ------------

TOTAL ASSETS ..............................................................     $  1,845,348      $  1,672,499
                                                                                ============      ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt .............     $     87,313      $     91,523
  Accounts payable ........................................................          190,915           204,771
  Accrued payroll costs ...................................................           54,381            56,152
  Accrued merger and restructuring costs ..................................           42,322                --
  Income taxes payable ....................................................           39,957            27,003
  Other ...................................................................           82,002            93,923
                                                                                ------------      ------------
      Total current liabilities ...........................................          496,890           473,372
                                                                                ------------      ------------

LONG-TERM DEBT ............................................................          435,327           371,579

OTHER LONG-TERM LIABILITIES ...............................................           45,776            48,798

MINORITY INTERESTS ........................................................          242,983           206,705

SHAREHOLDERS' EQUITY:
    Preferred Stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 1997 or 1996 .................................               --                --
   Common Stock, $1 par value; 60,000 shares authorized; 48,785 shares
    issued and outstanding in 1998 (48,216 in 1997, as restated) ..........           48,785            48,216
  Additional paid-in capital ..............................................          322,919           296,222
  Retained earnings .......................................................          272,801           246,809
  Cumulative translation adjustments ......................................          (12,431)          (11,500)
  Less - treasury securities, at cost; 656 common shares in 1998 and 1997 .           (7,702)           (7,702)
                                                                                ------------      ------------
      Total shareholders' equity ..........................................          624,372           572,045
                                                                                ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................     $  1,845,348      $  1,672,499
                                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                For the
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         1998               1997
                                                                                     ------------      ------------
                                                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income ....................................................................     $     26,085      $     52,931
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization ..............................................           34,020            26,179
    Minority interests .........................................................           17,444            18,737
    Provision for losses on receivables ........................................            1,326             1,230
    Gain on disposal of property, plant and equipment ..........................           (4,130)           (3,931)
    Foreign currency translation losses ........................................              253               112
    Reserve for merger and restructuring costs, net of tax benefit .............           37,217                --
  Changes in operating assets and liabilities:
    Receivables ................................................................            7,966           (75,305)
    Inventories, net ...........................................................          (48,937)          (25,367)
    Accounts payable ...........................................................          (16,747)          (12,236)
    Other current assets and liabilities .......................................          (21,983)            5,560
    Other non-current assets and liabilities ...................................          (19,470)            3,350
                                                                                     ------------      ------------

Net cash provided by (used in) operating activities                                        13,044            (8,740)
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired ................................          (19,313)          (47,330)
Property, plant and equipment additions ........................................          (67,382)          (43,926)
Proceeds from disposal of property, plant and equipment ........................            7,893             6,894
                                                                                     ------------      ------------

Net cash used in investing activities ..........................................          (78,802)          (84,362)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt .......................................           84,263            91,818
Repayments of long-term debt ...................................................          (20,008)          (14,935)
Net increase (decrease) in short-term borrowings ...............................           (4,210)            6,301
Proceeds from exercise of stock options ........................................              378             1,298
Contributions from minority interest partner, net ..............................            2,712             1,188
Other ..........................................................................               --              (344)
                                                                                     ------------      ------------

Net cash provided by financing activities ......................................           63,135            85,326
                                                                                     ------------      ------------

Effect of exchange rate changes on cash                                                       (83)             (175)
                                                                                     ------------      ------------

Decrease in cash and cash equivalents ..........................................           (2,706)           (7,951)
Cash and cash equivalents at beginning of period, as restated ..................           37,109            35,318
                                                                                     ------------      ------------

Cash and cash equivalents at end of period .....................................     $     34,403      $     27,367
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest .........................................................     $     20,286      $     12,719
Cash paid for income taxes .....................................................     $     21,636      $     18,625

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS


         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K and other current filings with the Commission.

         The consolidated financial statements for the periods ended June 30, 1997 and as of December 31, 1997 have been restated to include the accounts of Wilson Industries, Inc. ("Wilson"). On April 30, 1998, the Company acquired all of the equity interests in Wilson in a transaction accounted for as a pooling of interests.

         The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments and pooling adjustments) which the Company considers necessary for a fair presentation of the interim periods. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. Results for the interim periods are not necessarily indicative of results for the year.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2)    ACQUISITIONS

         On April 30, 1998, the Company merged with Wilson, a Houston, Texas based company which primarily provides products and services to the international petroleum and petrochemical industries. In connection with the merger, the Company issued a total of 7.9 million of its shares in exchange for all of the outstanding shares of common stock of Wilson. The transaction has been accounted for as a pooling of interests and, accordingly, the financial statements for the periods preceding the acquisition have been restated to include the accounts of Wilson. No adjustments were necessary in order to conform the accounting policies of Wilson except for certain reclassification entries.

         The revenues and net income (loss) amounts included in the accompanying Statements of Operations are disclosed in the following table with Wilson's amounts for the periods prior to the merger presented separately (in thousands) (unaudited):


                                                                     For the Three Months               For the Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                 -----------------------------     -----------------------------
                                                                     1998             1997             1998             1997
                                                                 ------------     ------------     ------------     ------------
                                                                                   (Restated)                        (Restated)
     Revenues:
      Company ..............................................     $    507,964     $    383,163     $    931,405     $    740,647
      Wilson ...............................................           49,785          144,704          205,277          277,575
                                                                 ------------     ------------     ------------     ------------
        Combined ...........................................          557,749          527,867        1,136,682        1,018,222
                                                                 ============     ============     ============     ============
     Net Income (Loss):
      Company ..............................................           (8,331)          23,929           20,430           45,042
      Wilson ...............................................              839            4,204            5,655            7,889
                                                                 ------------     ------------     ------------     ------------
        Combined ...........................................           (7,492)          28,133           26,085           52,931
                                                                 ============     ============     ============     ============

         On May 27, 1998, the Company acquired all of the outstanding shares of Safeguard Disposal Systems, Inc. ("Safeguard"), a company engaged in the rental of vacuum and collection systems used in the oil and gas industry. The Company issued stock and cash consideration totaling $36.7 million in exchange for the equity interests of Safeguard and M-I acquired other Safeguard-related assets for $4.8 million. Subsequent to the acquisition date, the Company contributed a portion of the Safeguard assets to M-I in exchange for a $16.6 million minority interest partner contribution, which is included in Minority Interests in the accompanying Balance Sheet. In addition to these acquisitions, the Company has acquired other operations during the current year. The current year acquisitions were purchased in exchange for cash consideration of $19.3 million, consisting of cash payments and contingent consideration under earn-out arrangements, which was financed with borrowings against available lines of credit.

         The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $52.6 million, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The unaudited pro forma supplemental information for the six months ended June 30, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                           -------------------------------
                                                                               1998               1997
                                                                           -------------     -------------

           Revenues ..................................................     $   1,146,978     $   1,061,714
           Net income ................................................     $      26,774     $      56,016
           Earnings per share:
             Basic ...................................................     $        0.56     $        1.18
             Diluted .................................................     $        0.56     $        1.17

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows for the six months ended June 30, 1998:

           Fair value of assets, net of cash acquired ................     $   24,780
           Goodwill recorded .........................................         52,605
           Less:  Total liabilities assumed ..........................        (15,012)
           Less:  Minority interest partner's contribution ...........        (16,560)
           Less:  Common stock issued for consideration ..............        (26,500)
                                                                           ----------
           Acquisition of businesses, net of cash acquired ...........     $   19,313
                                                                           ==========

3)  EARNINGS PER SHARE

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

         For purposes of the earnings per share calculation, the 7.9 million shares issued in connection with the Wilson acquisition have been treated as if they had been issued and outstanding for all periods presented.

         The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the Three Months               For the Six Months
                                                           Ended June 30,                    Ended June 30,
                                                  ------------------------------     -----------------------------
                                                      1998               1997            1998              1997
                                                  ------------      ------------     ------------     ------------
        BASIC EPS                                                      (Restated)                       (Restated)

        Net income (loss) ...................     $     (7,492)     $     28,133     $     26,085     $     52,931
                                                  ============      ============     ============     ============

        Weighted average number of common
          shares outstanding ................           47,793            47,481           47,683           47,460
                                                  ------------      ------------     ------------     ------------

        Basic earnings (loss) per share .....     $      (0.16)     $       0.59     $       0.55     $       1.12
                                                  ============      ============     ============     ============


        DILUTED EPS

        Net income (loss) ...................     $     (7,492)     $     28,133     $     26,085     $     52,931
                                                  ============      ============     ============     ============

        Weighted average number of common
          shares outstanding ................           47,793            47,481           47,683           47,460
        Dilutive effect of stock options ....               --               544              472              540
                                                  ------------      ------------     ------------     ------------
                                                        47,793            48,025           48,155           48,000
                                                  ------------      ------------     ------------     ------------

        Diluted earnings (loss) per share ...     $      (0.16)     $       0.59     $       0.54     $       1.10
                                                  ============      ============     ============     ============


4)  COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income (loss), which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                                         For the Three Months             For the Six Months
                                                                             Ended June 30,                 Ended June 30,
                                                                        ------------------------      --------------------------
                                                                           1998          1997            1998            1997
                                                                        ----------    ----------      ----------      ----------

     Net income (loss)...............................................   $   (7,492)   $   28,133      $   26,085      $   52,931

     Currency translation adjustments, net of tax ...................          380          (535)           (653)         (2,264)
                                                                        ----------    ----------      ----------      ----------

     Comprehensive income (loss).....................................   $   (7,112)   $   27,598      $   25,432      $   50,667
                                                                        ==========    ==========      ==========      ==========

5)    MERGER AND RESTRUCTURING COSTS

         The accompanying financial statements include a $55 million charge related to the acquisition and integration of the Wilson operations and various restructuring efforts. A deferred tax benefit associated with the merger and restructuring charge was also recorded during the period and totaled $14 million.

         In connection with the Wilson acquisition, the Company recorded merger costs of approximately $30 million which consisted of transaction costs, including accounting, legal and investment banking costs, and amounts to consolidate and integrate the existing Wilson operations. The consolidation and integration portion of the charge consists of severance costs for Wilson personnel, including payments under "change of control" agreements, consolidation and relocation of existing Wilson manufacturing operations and the write-down of assets which are impaired or have no future value.

         Additionally, in order to lower costs and remain competitive in the current economic environment, management committed to several initiatives during the quarter to restructure its worldwide operations. The restructuring efforts will be completed by the end of the fourth quarter and total approximately $25 million. A significant portion of this amount relates to the closure of the Company's Supradiamant France facility and relocation of the manufacturing operations. The charge also includes amounts related to the combination of the Smith Tool and Smith Diamond Technology business units and the elimination of duplicate sales and management cost structures throughout the world. The remainder of the charge relates to management's evaluation of the current business conditions in the oil and gas industry and includes costs to reduce the workforce to appropriate levels and write-down assets which are impaired or have no future value. The above restructuring efforts will result in the reduction of 10 to 12 percent of the Company's combined workforce.

         The majority of the charge has or will result in cash expenditures, except for amounts related to the write-off of recorded assets, which approximate $19 million.

6)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                                  June 30,        December 31,
                                                                                    1998               1997
                                                                                ------------      ------------
                                                                                                   (Restated)
           Raw materials ..................................................     $     43,680      $     35,845
           Work-in-process ................................................           90,047            79,080
           Products purchased for resale ..................................           85,957            91,159
           Finished goods .................................................          322,657           284,753
                                                                                ------------      ------------
                                                                                     542,341           490,837
           Reserves to state certain domestic inventories
              ($201,654 and $191,448 in 1998 and restated 1997,
               respectively) on a LIFO basis ..............................          (23,293)          (22,874)
                                                                                ------------      ------------

           Inventories, net ...............................................     $    519,048      $    467,963
                                                                                ============      ============

7)  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following (in thousands):

                                                                                       June 30,        December 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
                                                                                                        (Restated)
           Land ................................................................     $     24,228      $     24,219
           Buildings ...........................................................           61,399            57,015
           Machinery and equipment .............................................          535,668           478,973
                                                                                     ------------      ------------
                                                                                          621,295           560,207
           Less-accumulated depreciation........................................         (267,049)         (247,544)
                                                                                     ------------      ------------

           Net property, plant and equipment ...................................     $    354,246      $    312,663
                                                                                     ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. On April 30, 1998, the Company acquired all of the outstanding stock of Wilson Industries, Inc. ("Wilson") in a transaction accounted for as a pooling of interests. Accordingly, the accompanying financial information gives effect to the acquisition for all periods presented. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto.

         The Company's primary business is the supply of premium products and services to the oil and gas exploration, production and petrochemical industries. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control equipment, waste-management services, three-cone drill bits, diamond drill bits, fishing services, drilling tools, underreamers, sidetracking systems and liner hangers. The Company also operates an extensive network of supply branches through which it markets pipes, valves, fittings and other capital and expendable maintenance products.

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

         The results for the second quarter of 1998 were impacted by a decline in North American drilling activity which decreased 27 percent from the average activity levels experienced in the first quarter. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, several factors have, and may continue to, impact activity levels on a short-term basis. A significant portion of the North American rig count decrease relates to lower Canadian activity levels associated with the annual spring break-up. However, the continuing decline in average crude oil prices, which have decreased 26 percent from average 1997 levels, have negatively impacted U.S. land-based drilling activity as evidenced by the 11 percent decline in the average U.S. rig count from the first quarter of 1998. If crude oil prices remain at or below current levels for a prolonged period of time, management believes demand for products and services could continue to be impacted in North American and certain other markets. Additionally, several countries in which the Company operates, including Venezuela and Nigeria, are experiencing increased economic and political instability. If the current environment continues, demand for products and services may be impacted in those markets.

RESULTS OF OPERATIONS

REVENUES

         The Company operates through five business units which market products and provide services throughout the world. The following table presents revenue and average rig count information for the periods shown.

                                                For the Three Months                      For the Six Months
                                                   Ended June 30,                           Ended June 30,
                                       ---------------------------------------- ----------------------------------------
                                             1998               1997                 1998               1997
                                       ---------------------------------------- ----------------------------------------
                                          Amount      %        Amount     %        Amount      %      Amount       %
                                       -------------------- ------------------- ----------------------------------------
                                                             (Restated)                             (Restated)
Revenues by Business Unit:
  M-I - Fluids ....................     $  225,241    40     $  214,714   41     $  455,469    40     $  420,815   41
  M-I - SWACO .....................         36,496     7         31,872    6         73,189     7         59,410    6
  Wilson Supply ...................        127,620    23        129,568   24        264,223    23        249,381   25
  Smith Bits ......................         80,292    14         79,421   15        171,179    15        155,528   15
  Smith Drilling & Completions ....         88,100    16         72,292   14        172,622    15        133,088   13
                                        ----------   ---     ----------  ---     ----------    ---     ----------  ---

          Total ...................     $  557,749   100     $  527,867  100     $1,136,682   100     $1,018,222  100
                                        ==========   ===     ==========  ===     ==========   ===     ==========  ===

Revenues by Area:
  U.S. ............................     $  272,785    49     $  277,891   53     $  565,214    50     $  531,062   52
  Export ..........................         46,946     8         39,750    7         91,424     8         71,957    7
  Non-U.S .........................        238,018    43        210,226   40        480,044    42        415,203   41
                                        ----------   ---     ----------  ---     ----------   ---     ----------  ---

          Total ...................     $  557,749   100     $  527,867  100     $1,136,682   100     $1,018,222  100
                                        ==========   ===     ==========  ===     ==========   ===     ==========  ===

Average Active Rig Count:
  U.S. ............................            864                  934                 913                  895
  Canada ..........................            173                  255                 314                  325
  Non-North America ...............            797                  812                 805                  808
                                        ----------           ----------          ----------           ----------

          Total ...................          1,834                2,001               2,032                2,028
                                        ==========           ==========          ==========           ==========


M-I-FLUIDS

         M-I-Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I-Fluids revenues increased $10.5 million, or 5 percent, over the second quarter of 1997 and $34.7 million, or 8 percent, from the first six months of 1997. Incremental revenues from acquisitions combined with higher demand for workover and completion fluids accounted for the revenue growth over the prior year. The revenue growth for the six month period related to increased demand in certain Latin American markets and, to a lesser extent, revenues from acquisitions.

M-I-SWACO

         M-I-SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I-SWACO revenues increased $4.6 million and $13.8 million from the second quarter and first six months of 1997, respectively. Incremental revenues from three operations acquired in the last 12 months accounted for the majority of the quarter-to-quarter growth. For the six month period, SWACO revenues benefited from the addition of acquired operations and increased demand for fluid processing equipment and services.

WILSON SUPPLY

         Wilson Supply markets pipe, valves and other capital and expendable maintenance products to the petroleum and petrochemical industries primarily through an extensive network of U.S. supply branches. Supply's revenues decreased $1.9 million, or 2 percent, over the second quarter of 1997 and increased $14.8 million, or 6 percent, over the first six months of 1997. The revenue decrease for the three month period relates to lower tubular sales associated with the decline in U.S. drilling activity. Wilson Supply reported increased branch sales over the first half of 1997 as higher activity levels contributed to the year-over-year growth.

SMITH BITS

         Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit's MegaDiamond and Supradiamant subsidiaries manufacture polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. In July 1998, the Company consolidated the previously separate Smith Tool and Smith Diamond Technology business units and formed Smith Bits. Smith Bits revenues increased $0.9 million from the second quarter of 1997 and $15.7 million from the first six months of 1997. Second quarter revenues were comparable with the prior year as the impact of increased unit sales of diamond bits and larger size units was partially offset by lower demand for mining bits. On a geographic basis, lower activity levels in the U.S. attributable to the decline in oil prices adversely impacted revenues; however, increased tender sales in the Eastern Hemisphere offset the U.S. revenue decrease. For the six month period, increased unit sales of Magnum(TM) and Trucut premium bits combined with higher demand for larger size diamond bits contributed to the revenue growth.

SMITH DRILLING & COMPLETIONS

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' revenues increased $15.8 million, or 22 percent, over the second quarter of 1997 and $39.5 million, or 30 percent, from the first six months of 1997. The majority of the quarter-to-quarter increase is attributable to increased activity levels in certain Latin American markets and the impact of incremental revenues from acquisitions. For the six month period, revenues benefited from incremental revenues from acquisitions and higher demand for remedial products and services in the U.S. and Latin America.

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues:

                                            For the Three Months Ended                 For the Six Months Ended
                                                     June 30,                                  June 30,
                                       --------------------------------------  -----------------------------------------
                                          1998                 1997                1998                  1997
                                       --------------------------------------   ----------------------------------------
                                         Amount       %       Amount       %      Amount       %        Amount       %
                                       --------------------------------------   ---------------------------------------
                                                            (Restated)                               (Restated)
Revenues ..........................     $  557,749  100     $  527,867   100     $1,136,682  100     $1,018,222     100
                                        ----------          ----------           ----------          ----------

Gross profit ......................        172,876   31        158,228    30        354,722   31       302,016       30

Operating expenses ................        161,877   29         99,148    19        270,631   24       191,996       19
                                        ----------   --     ----------    --     ----------   --    ----------      ---
Income before interest and taxes ..         10,999    2         59,080    11         84,091    7       110,020       11

Interest expense, net .............          9,813    2          6,992     1         18,926    1        12,880        1
                                        ----------   --     ----------    --     ----------   --    ----------      ---
Income before income taxes and
 minority interests ...............          1,186   --         52,088    10         65,165    6        97,140       10
Income tax provision ..............          2,322  N/A         13,929     3         21,636    2        25,472        3
                                        ----------  ---     ----------   ---     ----------   --    ----------      ---
Income (loss) before minority
interests .........................         (1,136) N/A         38,159     7         43,529    4        71,668        7
Minority interests ................          6,356  N/A         10,026     2         17,444    2        18,737        2
                                        ----------  ---     ----------   ---     ----------   --    ----------      ---

Net income (loss) .................     $   (7,492) N/A     $   28,133     5     $   26,085    2    $   52,931        5
                                        ==========  ===     ==========    ==     ==========   ==    ==========      ===


         Total revenues increased $29.9 million, or 6 percent, from the prior year quarter and $118.5 million, or 12 percent, over the first six months of 1997. Over half of the revenue increase from the second quarter of 1997 related to incremental revenues from acquisitions completed in the last twelve months. On a geographic basis, the quarter-to- quarter revenue increase was reported in Latin America and Europe/Africa and related to acquisitions and market penetration. Revenues in North America decreased slightly from the prior year quarter as the impact of lower activity levels was partially offset by incremental revenues from acquisitions. The lower U.S. activity levels resulted in the Company's U.S. revenues decreasing from 53 percent of total revenues in the second quarter of 1997 to 49 percent in the second quarter of 1998. For the six month period, the Company experienced growth across all business units and geographic areas. Over half of the revenue increase was reported in the U.S. and Latin America which benefited from acquisitions, market penetration and growth in the Wilson Supply operations.

         Gross profit as a percentage of revenues increased from 30 percent in the second quarter and first six months of the prior year to 31 percent in both periods of 1998. The improvement in gross profit margins resulted from price increases enacted during the last half of 1997 and efficiencies associated with the higher volumes.

         Operating expenses, consisting of selling expenses, general and administrative expenses and merger and restructuring costs, increased $62.7 million over the second quarter of 1997 and $78.6 million from the first half of 1997. The majority of the dollar variance relates to the merger and restructuring charge of $55.0 million recorded in the second quarter of 1998 for costs associated with the acquisition and integration of the Wilson operations and restructuring efforts. Increased variable costs associated with acquired operations and changes in compensation and benefit programs in the last half of 1997 to maintain industry-competitive levels also contributed to the increase over the prior year periods.

     Based upon an evaluation of the current economic conditions in the oil and gas industry, management committed to several restructuring initiatives in the second quarter to lower costs and remain competitive in the current environment. The $25 million of restructuring costs included in the merger and restructuring charge relates primarily to the closure and relocation of a manufacturing facility, combination of two separate business units and elimination of the duplicate cost structure, reduction of personnel to appropriate levels to correspond with expected demand and the write-off of assets which, due to current industry and economic conditions, are impaired or have no future value. Management anticipates the restructuring efforts, which will be completed by the fourth quarter, will result in reduced employee-related costs with the effect of the reductions realized beginning in the third quarter of 1998. Additionally, although headcount reductions associated with the relocation of the manufacturing facility are expected to result in lower employee-related costs, increased efficiencies are expected to result from the combination of the previously separate manufacturing operations. At June 30, 1998, the remaining reserve for restructuring expenditures approximated $16.6 million of which $8.6 million is expected to result in additional cash outlays in the last half of the fiscal year.

         Net interest expense, which represents interest expense less interest income, increased $2.8 million from the second quarter of 1997 and $6.0 million over the reported amounts for the first half of 1997. The increase relates to the higher level of borrowings to fund business acquisitions and finance general working capital needs, which increased as a result of the revenue growth experienced by the Company.

         The effective tax rate for the first six months of 1998 approximated 33 percent, which is higher than the 26 percent reported in the comparable period of the prior year and lower than the U.S. statutory rate. The rate exceeded the effective rate for the first half of 1997 as the prior year benefited from U.S. net operating loss carryforwards, which were fully utilized during 1997. The inclusion of non-deductible costs in the merger and restructuring charge also contributed to the increase in the effective rate. The effective tax rate was lower than the statutory rate due to the method of recording the minority interest partner's U.S. earnings. The effective rate is expected to remain below the statutory rate as the Company properly consolidates the pretax income related to the minority interest partner's share of U.S. partnership earnings but excludes the related tax provision.

         Minority interests represent the share of M-I's profits associated with the 36 percent minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests decreased $3.7 million and $1.3 million from the second quarter and first half of 1997, respectively. The primary reason for the decrease related to the recognition of M-I's portion of the merger and restructuring charge which approximated $3.5 million.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $2.7 million during the period and equaled $34.4 million at June 30, 1998. The Company's operations generated $13.0 million of cash flows in the first six months of 1998 which is $24.4 million higher than the restated amounts required in the comparable period of the prior year. The change from the first six months of 1997 was due to lower growth in receivables which was partially offset by higher inventory and operating asset levels associated with the operations. Cash flows from operations were not sufficient to fund acquisitions and capital expenditure requirements resulting in increased borrowings under available facilities.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving line of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $ 97 million at June 30, 1998. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs of the existing operations for the foreseeable future.

         The Company has and continues to conduct negotiations with Halliburton Company ("Halliburton") on the possible purchase of Halliburton's 36 percent ownership interest in M-I. Regulatory authorities may require the disposition of Halliburton's ownership interest in M-I in connection with Halliburton's proposed merger with Dresser Industries. If the Company and Halliburton are able to negotiate acceptable terms and conditions related to the purchase of the minority interest ownership, the transaction will require the use of debt and/or equity financing. The potential transaction may also require future cash outlays to combine and consolidate the previously separate operations. There are no assurances as to whether any transaction will be agreed to by the parties or ultimately consummated.

          Aside from the potential transaction discussed above, management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

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

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal periods beginning after June 15, 1999. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. The Statement requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         The impact of adopting SFAS 133 has not yet been quantified but is not expected to have a material impact upon the Company's financial condition or results of operations.

YEAR 2000

         The Company continues to identify, evaluate and implement modifications to its business systems in order to achieve Year 2000 date conversion compliance. The following supplements the Year 2000 disclosure included in the Company's 1997 Annual Report on Form 10-K.

         The Company's business systems are comprised of a mix of off-the-shelf and internally-developed systems that vary greatly in size, complexity and technical architecture. The Year 2000 task force has defined five separate categories for review and has finalized the identification of the critical and non-critical components within these groups. The necessary changes in computer instructional code continue to be made by upgrading the off-the-shelf software in which the application was created. Year 2000 compliance for the majority of the Company's enterprise applications was achieved with the Oracle 10.7 implementation in the first quarter of 1998. The Company continues to install new applications and upgrade existing ones in order to bring applications for international locations into compliance. The Company currently believes all significant business systems will be Year 2000 compliant by mid-1999 with the majority of these in compliance by the end of 1998.

         During the second quarter of 1998, the Company communicated with suppliers, financial institutions and others with whom it does business to address conversion-related issues and is currently reviewing the responses received. The Company still has not yet determined the complete status of Year 2000 compliance of its suppliers and financial institutions or what additional costs, if any might be required by the Company. Management continues to believe that non-compliance by the Company's suppliers are insignificant but failure of its financial institutions could have a material effect on the Company's financial position or results of operations.

     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on April 22, 1998, shareholders of the Company elected directors and ratified various agenda items by the votes shown below.

Agenda Item                                            For           Withheld         Abstain
------------                                      ------------     ------------     ------------
Election of directors:
     James R. Gibbs .........................       32,819,915          396,478               --
     Jerry W. Neely .........................       32,733,569          482,824               --

Agenda Items                                           For            Against         Abstain          Non-Vote
------------                                      ------------     ------------     ------------     ------------
Ratify auditors .............................       32,971,533          170,589           74,271               --
Approve amendment of 1989 long-term
  incentive compensation plan ...............       24,647,723        3,146,460          114,855        5,307,355
Approve amendment of Directors Retirement
  Plan ......................................       25,465,032        2,315,756          128,250        5,307,355

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               (3)(ii) Bylaws
               3.1 Restated Bylaws of Smith International, Inc. (a Delaware Corporation)


              (27)  Financial Data Schedules
              27.1 Financial Data Schedule for the six month period ended June 30, 1998

              27.2 Restated Financial Data Schedule for the six months period ended June 30, 1997.

         (b)   Reports on Form 8-K

                   The Registrant filed a Form 8-K dated April 30, 1998,
              reporting under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits" required disclosure related to the Wilson Industries, Inc. acquisition. Additionally, a press release announcing the Registrant's first quarter earnings was reported under "Item 5. Other Events".

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SMITH INTERNATIONAL, INC.
                                       Registrant



Date:   August 13, 1998                By: /s/ Douglas L. Rock
     -----------------------------       --------------------------------------
                                         Douglas L. Rock
                                         Chairman of the Board, Chief Executive
                                         Officer, President and Chief Operating
                                         Officer





Date:   August 13, 1998                By:  /s/ John J. Kennedy
     -----------------------------       --------------------------------------
                                         John J. Kennedy
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    ----------------
     3.1                       Restated Bylaws of Smith International, Inc.
                               (A Delaware Corporation)

    27.1 Financial Data Schedule for the six month period ended June 30, 1998.

    27.2 Financial Data Schedule for the six month period ended June 30, 1997.