Form 10-Q
period 1998-09-30
SMITH INTERNATIONAL INC
filed 1998-11-17
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


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


The number of shares outstanding of the Registrant's common stock as of November 11, 1998 was 48,791,483.

                                      INDEX


                                                                                                                Page No.
                                                                                                                --------
PART I:  FINANCIAL INFORMATION


               ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             Consolidated Statements of Operations -
                                For the Three and Nine Months Ended September 30, 1998 and 1997 ..............     1


                            Consolidated Balance Sheets -
                                As of September 30, 1998 and December 31, 1997 ...............................     2


                            Consolidated Statements of Cash Flows -
                                For the Nine Months Ended September 30, 1998 and 1997 ........................     3


                            Notes to Consolidated Financial Statements .......................................     4



               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                 CONDITION AND RESULTS OF OPERATIONS .........................................     9



PART II:  OTHER INFORMATION


               ITEMS 1 - 6 ...................................................................................    15


SIGNATURES ...................................................................................................    16

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                               ------------------------    ------------------------
                                                  1998          1997          1998          1997
                                               ----------    ----------    ----------    ----------
                                                             (Restated)                  (Restated)

REVENUES ..................................    $  520,209    $  561,854    $1,656,891    $1,580,076

COSTS AND EXPENSES:
  Costs of Revenues .......................       365,644       393,726     1,147,604     1,109,932
  Selling Expenses ........................        84,283        80,921       257,313       229,542
  General and Administrative Expenses .....        18,313        21,795        60,914        65,170
  Merger and Restructuring Costs ..........          --            --          55,000          --
                                               ----------    ----------    ----------    ----------

       Total Costs and Expenses ...........       468,240       496,442     1,520,831     1,404,644
                                               ----------    ----------    ----------    ----------

INCOME  BEFORE INTEREST AND TAXES .........        51,969        65,412       136,060       175,432

INTEREST EXPENSE, NET .....................        11,388         7,845        30,314        20,725
                                               ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS ......................        40,581        57,567       105,746       154,707

INCOME TAX PROVISION ......................        12,515        15,639        34,151        41,111
                                               ----------    ----------    ----------    ----------

INCOME  BEFORE MINORITY INTERESTS .........        28,066        41,928        71,595       113,596

MINORITY INTERESTS ........................         4,013         9,534        21,457        28,271
                                               ----------    ----------    ----------    ----------

NET INCOME ................................    $   24,053    $   32,394    $   50,138    $   85,325
                                               ==========    ==========    ==========    ==========

EARNINGS  PER SHARE:
  Basic ...................................    $     0.50    $     0.68    $     1.05    $     1.80
                                               ==========    ==========    ==========    ==========
  Diluted .................................    $     0.50    $     0.67    $     1.04    $     1.78
                                               ==========    ==========    ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ...................................        48,129        47,537        47,833        47,486
  Diluted .................................        48,411        48,133        48,258        48,058


   The accompanying notes are an integral part of these financial statements.

                                SMITH INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                       (UNAUDITED)



                                                                                             September 30,   December 31,
                                                                                                 1998            1997
                                                                                              -----------     -----------
                                                                                                              (Restated)
                                           ASSETS
         CURRENT ASSETS:
           Cash and cash equivalents .....................................................    $    27,537     $    37,109
           Receivables, net ..............................................................        464,759         510,984
           Inventories, net ..............................................................        503,081         467,963
           Deferred tax assets, net ......................................................         40,755          27,329
           Prepaid expenses and other ....................................................         38,094          29,968
                                                                                              -----------     -----------
             Total current assets ........................................................      1,074,226       1,073,353
                                                                                              -----------     -----------

         PROPERTY, PLANT AND EQUIPMENT, NET ..............................................        363,077         312,663

         OTHER ASSETS ....................................................................        102,448          76,898

         GOODWILL, NET ...................................................................        293,581         209,585
                                                                                              -----------     -----------

         TOTAL ASSETS ....................................................................    $ 1,833,332     $ 1,672,499
                                                                                              ===========     ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
           Short-term borrowings and current portion of long-term debt ...................    $   347,151     $    91,523
           Accounts payable ..............................................................        152,243         204,771
           Accrued payroll costs .........................................................         53,381          56,152
           Accrued merger and restructuring costs ........................................         30,976            --
           Income taxes payable ..........................................................         38,810          27,003
           Other .........................................................................         93,028          93,923
                                                                                              -----------     -----------
               Total current liabilities .................................................        715,589         473,372
                                                                                              -----------     -----------

         LONG-TERM DEBT ..................................................................        415,471         371,579

         OTHER LONG-TERM LIABILITIES .....................................................         42,301          48,798

         MINORITY INTERESTS ..............................................................          9,726         206,705

         SHAREHOLDERS' EQUITY:
           Preferred Stock, $1 par value; 5,000 shares authorized; no shares
             issued or outstanding in 1998 or 1997 .......................................           --              --
           Common Stock, $1 par value; 60,000 shares authorized; 48,785 shares
             issued and outstanding in 1998 (48,216 in 1997, as restated) ................         48,785          48,216
           Additional paid-in capital ....................................................        322,921         296,222
           Retained earnings .............................................................        296,854         246,809
           Cumulative translation adjustments ............................................        (10,613)        (11,500)
           Less - treasury securities, at cost; 656 common shares in 1998 and 1997 .......         (7,702)         (7,702)
                                                                                              -----------     -----------
               Total shareholders' equity ................................................        650,245         572,045
                                                                                              -----------     -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................    $ 1,833,332     $ 1,672,499
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

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                         -----------------------
                                                                                            1998          1997
                                                                                         ---------     ---------
                                                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income .........................................................................    $  50,138     $  85,325
  Adjustments to reconcile net income to net cash provided
  by operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization ...................................................       51,696        41,321
    Minority interests ..............................................................       21,457        28,271
    Provision for losses on receivables .............................................        1,788         1,956
    Gain on disposal of property, plant and equipment ...............................       (7,001)       (5,421)
    Foreign currency translation (gains) losses .....................................          757           (72)
    Reserve for merger and restructuring costs, net of tax benefit ..................       37,217          --
  Changes in operating assets and liabilities:
    Receivables .....................................................................       43,099       (94,624)
    Inventories, net ................................................................      (32,970)      (32,555)
    Accounts payable ................................................................      (55,419)      (17,109)
    Other current assets and liabilities ............................................      (35,024)        9,798
    Other non-current assets and liabilities ........................................      (28,790)       (8,700)
                                                                                         ---------     ---------

Net cash provided by operating activities ...........................................       46,948         8,190
                                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired .....................................      (22,732)      (53,440)
Property, plant and equipment additions .............................................      (93,033)      (78,352)
Proceeds from disposal of property, plant and equipment .............................       12,747         9,895
                                                                                         ---------     ---------

Net cash used in investing activities ...............................................     (103,018)     (121,897)
                                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ............................................       62,532       323,830
Repayments of long-term debt ........................................................      (20,008)     (246,157)
Net increase in short-term borrowings ...............................................          854         3,952
Proceeds from exercise of stock options .............................................          378         1,665
Contributions from minority interest partner, net ...................................        2,712        19,440
Other ...............................................................................         --          (1,474)
                                                                                         ---------     ---------

Net cash provided by financing activities ...........................................       46,468       101,256
                                                                                         ---------     ---------

Effect of exchange rate changes on cash .............................................           30          (319)
                                                                                         ---------     ---------

Decrease in cash and cash equivalents ...............................................       (9,572)      (12,770)
Cash and cash equivalents at beginning of period, as restated .......................       37,109        35,318
                                                                                         ---------     ---------

Cash and cash equivalents at end of period ..........................................    $  27,537     $  22,548
                                                                                         =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest ..............................................................    $  31,915     $  23,127
Cash paid for income taxes ..........................................................    $  36,604     $  31,739


   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS


         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the restated audited financial statements and accompanying notes included in the Company's Form 8-K filing dated August 31, 1998 and other current filings with the Commission.

         The consolidated financial statements for the periods ended September 30, 1997 and as of December 31, 1997 have been restated to include the accounts of Wilson Industries, Inc. ("Wilson"). On April 30, 1998, the Company acquired all of the equity interests in Wilson in a transaction accounted for as a pooling of interests.

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

         The revenues and net income amounts included in the accompanying statements of operations are disclosed in the following table with Wilson's amounts for the periods prior to the merger presented separately (in thousands) (unaudited):


                                      For the Three Months Ended      For the Nine Months
                                             September 30,            Ended September 30,
                                       ------------------------    ------------------------
                                          1998          1997          1998          1997
                                       ----------    ----------    ----------    ----------
                                                     (Restated)                  (Restated)
     Revenues:
      Company .....................    $  520,209    $  396,629    $1,451,614    $1,137,276
      Wilson ......................          --         165,225       205,277       442,800
                                       ----------    ----------    ----------    ==========
        Combined ..................    $  520,209    $  561,854    $1,656,891    $1,580,076
                                       ==========    ==========    ==========    ==========
     Net Income:
      Company .....................    $   24,053    $   27,264    $   44,483    $   72,306
      Wilson ......................          --           5,130         5,655        13,019
                                       ----------    ----------    ----------    ----------
        Combined ..................    $   24,053    $   32,394    $   50,138    $   85,325
                                       ==========    ==========    ==========    ==========

         On May 27, 1998, the Company acquired all of the outstanding shares of Safeguard Disposal Systems, Inc. ("Safeguard"), a company engaged in the rental of vacuum and collection systems used in the oil and gas industry. The Company issued stock and cash consideration totaling $36.7 million in exchange for the equity interests of Safeguard and M-I L.L.C. ("M-I") acquired other Safeguard-related assets for $4.8 million. Subsequent to the acquisition date, the Company contributed the Safeguard assets to M-I partly in exchange for a $16.6 million contribution from the former minority interest partner.

         On August 31, 1998, the Company acquired the remaining 36 percent interest in M-I previously held by Halliburton Company ("Halliburton"). The Company issued a $265.0 million non-interest bearing promissory note to Halliburton in exchange for their minority ownership interest. The discounted value of the note, which matures on April 28, 1999, is recorded as Short-term Borrowings in the accompanying Balance Sheet.

         In addition to these acquisitions, the Company has acquired other operations during the current year. The current year acquisitions were purchased in exchange for cash consideration of $22.7 million, consisting of cash payments and contingent consideration under earn-out arrangements, which was financed with borrowings against available lines of credit.

         The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $87.7 million, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The unaudited pro forma supplemental information for the nine months ended September 30, 1998 and 1997 is presented below (in thousands, except per share amounts):



                                             For the Nine Months
                                             Ended September 30,
                                       ------------------------------
                                            1998             1997
                                       -------------    -------------

Revenues ..........................    $   1,667,187    $   1,640,297
Net income ........................    $      55,071    $      98,787
Earnings per share:
  Basic ...........................    $        1.15    $        2.08
  Diluted .........................    $        1.14    $        2.06


         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998:

Fair value of assets, net of cash acquired ......................    $ 24,780
Goodwill recorded ...............................................      87,749
Less:  Total liabilities assumed ................................     (46,737)
Less:  Contribution from former minority interest partner .......     (16,560)
Less:  Common stock issued for consideration ....................     (26,500)
                                                                     --------
Acquisition of businesses, net of cash acquired .................    $ 22,732
                                                                     ========

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

         The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                                    For the Three Months       For the Nine Months
                                                                     Ended September 30,        Ended September 30,
                                                                     ------------------         ------------------
                                                                      1998       1997            1998       1997
                                                                     -------    -------         -------    -------
BASIC EPS                                                                     (Restated)                  (Restated)

Net income ......................................................    $24,053    $32,394         $50,138    $85,325
                                                                     =======    =======         =======    =======

Weighted average number of common
  shares outstanding ............................................     48,129     47,537          47,833     47,486
                                                                     -------    -------         -------    -------

Basic earnings per share ........................................    $  0.50    $  0.68         $  1.05    $  1.80
                                                                     =======    =======         =======    =======


DILUTED EPS

Net income ......................................................    $24,053    $32,394         $50,138    $85,325
                                                                     =======    =======         =======    =======

Weighted average number of common
  shares outstanding ............................................     48,129     47,537          47,833     47,486
Dilutive effect of stock options ................................        282        596             425        572
                                                                     -------    -------         -------    -------
                                                                      48,411     48,133          48,258     48,058
                                                                     -------    -------         -------    -------

Diluted earnings per share ......................................    $  0.50    $  0.67         $  1.04    $  1.78
                                                                     =======    =======         =======    =======


4)  COMPREHENSIVE INCOME

         In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income, which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                          For the Three Months      For the Nine Months
                                                           Ended September 30,       Ended September 30,
                                                           --------------------     --------------------
                                                             1998        1997         1998        1997
                                                           --------    --------     --------    --------
                                                                      (Restated)               (Restated)
     Net income .......................................    $ 24,053    $ 32,394     $ 50,138    $ 85,325

     Currency translation adjustments, net of tax .....       1,257      (2,219)         620      (4,578)
                                                           --------    --------     --------    --------
     Comprehensive income .............................    $ 25,310    $ 30,175     $ 50,758    $ 80,747
                                                           ========    ========     ========    ========

5)    MERGER AND RESTRUCTURING COSTS

         During the second quarter of 1998, the Company recorded a $55 million charge related to the acquisition and integration of the Wilson operations and various restructuring efforts. A deferred tax benefit associated with the merger and restructuring charge was also recorded during the second quarter and totaled $14 million.

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

         Additionally, in order to lower costs and remain competitive in the prevailing economic environment, management committed to several initiatives during the second quarter of 1998 to restructure its worldwide operations. The restructuring efforts will be substantially completed by the end of 1998 and total approximately $25 million. A significant portion of this amount relates to the closure of the Company's Supradiamant France facility and relocation of the manufacturing operations. The charge also included amounts related to the combination of the Smith Tool and Smith Diamond Technology business units and the elimination of duplicate sales and management cost structures throughout the world. The remainder of the charge related to management's evaluation of present business conditions in the oil and gas industry and included costs to reduce the workforce to appropriate levels and write-down assets which were impaired or had no future value. The above restructuring efforts have resulted in the reduction of 10 percent of the Company's combined workforce.

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

6)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                        September 30,   December 31,
                                                                             1998          1997
                                                                          ---------     ---------
                                                                                         (Restated)
           Raw materials .............................................    $  47,553     $  35,845
           Work-in-process ...........................................       74,107        79,080
           Products purchased for resale .............................       73,747        91,159
           Finished goods ............................................      331,117       284,753
                                                                          ---------     ---------
                                                                            526,524       490,837
           Reserves to state certain domestic inventories
              ($195,039 and $191,448 in 1998 and restated 1997,
               respectively) on a LIFO basis .........................      (23,443)      (22,874)
                                                                          ---------     ---------

           Inventories, net ..........................................    $ 503,081     $ 467,963
                                                                          =========     =========

7)  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following (in thousands):

                                          September 30,  December 31,
                                              1998          1997
                                            ---------     ---------
                                                          (Restated)
Land ...................................    $  24,281     $  24,219
Buildings ..............................       65,070        57,015
Rental tools ...........................      207,000       223,784
Machinery and equipment ................      348,839       255,189
                                            ---------     ---------
                                              645,190       560,207

Less-accumulated depreciation ..........     (282,113)     (247,544)
                                            ---------     ---------

Net property, plant and equipment ......    $ 363,077     $ 312,663
                                            =========     =========


8)    DEBT

         The following summarizes the Company's outstanding debt (in thousands):

                                                September 30, December 31,
                                                    1998          1997
                                                 ---------     ---------
Current:                                                       (Restated)
Short-term note payable .....................    $ 256,030     $      --
Short-term bank borrowings ..................       69,043        61,010
Current portion of long-term debt ...........       22,078        30,513
                                                 ---------     ---------
                                                 $ 347,151     $  91,523
                                                 =========     =========
Long-term:
  Notes, net of unamortized discount ........    $ 284,852     $ 299,880
  Bank revolvers payable ....................      104,100        62,900
  Term loans ................................       48,597        39,312
                                                 ---------     ---------
                                                   437,549       402,092
  Less current portion of long-term debt ....      (22,078)      (30,513)
                                                 ---------     ---------
  Long-term debt ............................    $ 415,471     $ 371,579
                                                 =========     =========


     In connection with the acquisition of the remaining 36 percent interest in M-I, the Company issued a $265.0 million non-interest bearing promissory note to Halliburton. The discounted value of the note, which matures on April 28, 1999, is included above in short-term note payable.

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

         The Company's results for the third quarter were impacted by the continuing decline in U.S. drilling activity which decreased 18 percent from the average rig count levels experienced in the first quarter of 1998. Moreover, the U.S. rig count has deteriorated further in the fourth quarter and is currently 9 percent below the average drilling activity levels reported in the third quarter of 1998. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, several factors have, and may continue to, impact activity levels on a short-term basis. The continuing decline in average crude oil prices in the third quarter, which have decreased over 30 percent from average 1997 levels, has negatively impacted U.S. land-based drilling activity. If crude oil prices remain at or below current levels for a prolonged period of time, management believes demand for products and services could continue to be adversely impacted in the U.S. and certain other markets. Additionally, several countries in which the Company operates, including Venezuela and Nigeria, are experiencing increased economic and political instability. If the current environment continues, demand for products and services may be impacted in those markets.

RESULTS OF OPERATIONS

REVENUES

         The Company operates through five business units which market products and provide services throughout the world. The following table presents revenue and average rig count information for the periods shown.

                                                           For the Three Months                   For the Nine Months
                                                            Ended September 30,                   Ended September 30,
                                                     ----------------------------------    --------------------------------------
                                                       1998               1997               1998                  1997
                                                     ----------------------------------    --------------------------------------
                                                      Amount      %       Amount     %       Amount       %       Amount        %
                                                     ----------   --    ----------   --    ----------     --    ----------     --
                                                                        (Restated)                              (Restated)
Revenues by Business Unit:
  M-I - Fluids ..................................    $  209,436   40    $  215,120   38    $  664,905     40    $  635,935     40
  M-I - SWACO ...................................        39,185    8        34,089    6       112,374      7        93,499      6
  Wilson Supply .................................       117,057   22       148,348   27       381,280     23       397,729     25
  Smith Bits ....................................        71,769   14        85,224   15       242,948     15       240,752     15
  Smith Drilling & Completions ..................        82,762   16        79,073   14       255,384     15       212,161     14
                                                     ----------   --    ----------   --    ----------     --    ----------     --

          Total .................................    $  520,209  100    $  561,854  100    $1,656,891    100    $1,580,076    100
                                                     ==========  ===    ==========  ===    ==========    ===    ==========    ===

Revenues by Area:
  U.S ...........................................    $  242,126   47    $  305,892   54    $  807,340     49    $  836,954     53

  Export ........................................        42,703    8        38,892    7       134,127      8       110,849      7
  Non-U.S .......................................       235,380   45       217,070   39       715,424     43       632,273     40
                                                     ----------   --    ----------   --    ----------     --    ----------     --


          Total .................................    $  520,209  100    $  561,854  100    $1,656,891    100    $1,580,076    100
                                                     ==========  ===    ==========  ===    ==========    ===    ==========    ===

Average Active Rig Count:
  U.S ...........................................           794                992                875                  927
  Canada ........................................           205                398                280                  350
  Non-North America .............................           728                811                779                  811
                                                     ----------         ----------         ----------           ----------

          Total .................................         1,727              2,201              1,934                2,088
                                                     ==========         ==========         ==========           ==========


M-I-FLUIDS

         M-I-Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I-Fluids revenues decreased $5.7 million, or 3 percent, from the third quarter of 1997 and increased $29.0 million, or 5 percent, over the first nine months of 1997. The revenue decline from the third quarter of the prior year related to lower volumes associated with the impact of weak oil prices on U.S. activity levels. Excluding the U.S., which was impacted by a significant decline in the rig count, M-I-Fluids reported revenue growth across all geographic areas as compared to the first nine months of the prior year. The majority of the variance for the nine month period related to incremental revenues from acquisitions.

M-I-SWACO

         M-I-SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I-SWACO revenues increased $5.1 million and $18.9 million from the third quarter and first nine months of 1997, respectively. The majority of the revenue growth in both periods presented was reported in the U.S. and Europe/Africa which benefited from incremental revenues from operations acquired in the last 12 months. SWACO's revenues for the nine month period were also impacted by increased demand for fluid processing equipment and services.

WILSON SUPPLY

         Wilson Supply ("Supply") markets pipe, valves and other capital and expendable maintenance products to the petroleum and petrochemical industries primarily through an extensive network of U.S. supply branches. Supply's revenues decreased $31.3 million, or 21 percent, from the third quarter of 1997 and decreased $16.4 million, or 4 percent, from the first nine months of 1997. On a geographic basis, the revenue variance for both periods was reported in the U.S., which was adversely impacted by a decline in drilling activity levels. The quarter-to-quarter revenue decrease related to lower branch and tubular sales associated with the lower activity levels. For the nine month period, lower tubular revenues associated with a decline in unit sales and increased competitive pricing pressures accounted for the reported variance.

SMITH BITS

         Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit's MegaDiamond and Supradiamant subsidiaries manufacture polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. In July 1998, the Company consolidated the previously separate Smith Tool and Smith Diamond Technology business units and formed Smith Bits. Smith Bits revenues decreased $13.5 million, or 16 percent, from the third quarter of 1997 and increased $2.2 million, or 1 percent, from the first nine months of 1997. The revenue decline for the three month period related to lower North American activity levels which resulted in decreased unit sales of petroleum three-cone bits. The impact of the decline in unit sales was partially offset by improved pricing. For the nine month period, increased volumes in the Eastern Hemisphere offset the revenue decline reported in the U.S.

SMITH DRILLING & COMPLETIONS

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' revenues increased $3.7 million, or 5 percent, over the third quarter of 1997 and $43.2 million, or 20 percent, from the first nine months of 1997. For the third quarter of 1998, the unit reported strong revenue growth outside North America primarily due to the addition of the Houston Engineers' operations, which were acquired in connection with the Wilson acquisition. For the nine month period, almost half of the revenue increase related to incremental revenues from acquisitions with strong base business growth across all geographic areas accounting for the remainder.

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues:

                                                   For the Three Months Ended                For the Nine Months Ended
                                                         September 30,                             September 30,
                                            --------------------------------------    --------------------------------------
                                               1998                 1997                1998                  1997
                                            --------------------------------------    --------------------------------------
                                              Amount       %       Amount       %       Amount       %       Amount       %
                                            ----------    ---    ----------    ---    ----------    ---    ----------    ---
                                                                 (Restated)                                (Restated)
Revenues ...............................    $  520,209    100    $  561,854    100    $1,656,891    100    $1,580,076    100
                                            ----------           ----------           ----------    ---    ----------    ---

Gross profit ...........................       154,565     30       168,128     30       509,287     31       470,144     30

Operating expenses .....................       102,596     20       102,716     18       373,227     23       294,712     19
                                            ----------    ---    ----------    ---    ----------    ---    ----------    ---

Income before interest and taxes .......        51,969     10        65,412     12       136,060      8       175,432     11
Interest expense, net ..................        11,388      2         7,845      1        30,314      2        20,725      1
                                            ----------    ---    ----------    ---    ----------    ---    ----------    ---

Income before income taxes and
 minority interests ....................        40,581      8        57,567     11       105,746      6       154,707     10
Income tax provision ...................        12,515      2        15,639      3        34,151      2        41,111      3
                                            ----------    ---    ----------    ---    ----------    ---    ----------    ---

Income before minority interests .......        28,066      6        41,928      8        71,595      4       113,596      7
Minority interests .....................         4,013      1         9,534      2        21,457      1        28,271      2
                                            ----------    ---    ----------    ---    ----------    ---    ----------    ---

Net income .............................    $   24,053      5    $   32,394      6    $   50,138      3    $   85,325      5
                                            ==========    ===    ==========    ===    ==========    ===    ==========    ===


         Total revenues decreased $41.6 million, or 7 percent, from the prior year quarter and increased $76.8 million, or 5 percent, over the first nine months of 1997. The revenue decline was reported in the U.S. and related to the 20 percent quarter-to-quarter decrease in the average U.S. rig count associated with weak oil prices. Incremental revenues from acquisitions completed in the last twelve months partially offset the impact of the lower U.S. revenues in the quarter. For the first nine months of 1998, the Company reported growth across all geographic areas excluding the U.S. operations, which were impacted by the lower activity levels. Over half of the variance for the nine month period related to incremental revenues from acquisitions. If drilling activity remains at or below levels currently experienced in the fourth quarter, management believes reduced customer spending may significantly impact reported revenues in future periods.

         Gross profit as a percentage of revenues remained at 30 percent in the third quarter of both years. For the nine month period, gross profit margins improved one percentage point due to the impact of price increases enacted during the last half of 1997 and efficiencies associated with the higher volumes.

         Operating expenses, consisting of selling expenses, general and administrative expenses and merger and restructuring costs, decreased $0.1 million from the third quarter of 1997 and increased $78.5 million over the first nine months of 1997. The majority of the dollar variance for the nine month period relates to the $55.0 million merger and restructuring charge recorded in the second quarter of 1998 for costs associated with the acquisition and integration of the Wilson operations and restructuring efforts. Incremental costs associated with acquired operations also contributed to the increase in operating expenses over the first nine months of the prior year.

     During the second quarter of 1998, management evaluated the current economic conditions in the oil and gas industry and committed to several restructuring initiatives to lower costs and remain competitive in the present environment. The merger and restructuring charge recorded in the second quarter of 1998 includes $25 million of restructuring costs associated with the closure and relocation of a manufacturing facility, combination of two separate business units and elimination of the duplicate cost structure, reduction of personnel to appropriate levels to correspond with expected demand and the write-off of assets which, due to current industry and economic conditions, are impaired or have no future value. The restructuring efforts, most of which were completed in the third quarter, resulted in reduced employee-related costs. Additionally, although headcount reductions associated with the relocation of the manufacturing facility resulted in lower employee-related costs, increased efficiencies have also resulted from the combination of the previously separate manufacturing operations. At September 30, 1998, the remaining reserve for restructuring expenditures approximated $9.8 million of which $4.6 million is expected to result in future cash outlays.

         Net interest expense, which represents interest expense less interest income, increased $3.5 million from the third quarter of 1997 and $9.6 million over the reported amounts for the first nine months of 1997. The increase relates to the higher level of borrowings required to fund business acquisitions and finance general working capital needs.

         The effective tax rate for the first nine months of 1998 approximated 32 percent, which is higher than the 27 percent reported in the comparable period of the prior year and lower than the U.S. statutory rate. The rate exceeded the effective rate for the first nine months of 1997 as the prior year benefited from U.S. net operating loss carryforwards, which were fully utilized during 1997. The inclusion of non-deductible costs in the second quarter merger and restructuring charge also contributed to the increase in the effective rate. The effective tax rate was lower than the statutory rate as, prior to acquiring the minority interest ownership in M-I, the Company properly consolidated the pretax income related to the former minority interest partner's share of U.S. partnership earnings but excluded the related taxes. The effective rate in the fourth quarter is expected to increase above the statutory rate as a result of acquiring Halliburton's ownership interest in M-I.

         Minority interests represent the share of M-I's profits associated with the former minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests decreased $5.5 million and $6.8 million from the third quarter and first nine months of 1997, respectively. The primary reason for the decrease for the nine month period related to the recognition of M-I's portion of the second quarter 1998 merger and restructuring charge. For both periods presented, the impact of acquiring Halliburton's ownership interest in M-I also contributed to the reported variances.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $9.6 million during the nine month period and equaled $27.5 million at September 30, 1998. The Company's operations generated $46.9 million of cash flows in the first nine months of 1998 which is a $38.8 million increase over the amount provided in the comparable period of the prior year. The effect of the decline in drilling activity on operations favorably impacted receivables and accounted for the majority of the change from the first nine months of the prior year. Although funding requirements for capital expenditures and acquisitions declined significantly in the third quarter of 1998, cash flows from operations for the nine month period were not sufficient to fund year-to-date requirements resulting in increased borrowings under available facilities.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving line of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of approximately $114.0 million at September 30, 1998. The Company believes funds generated from operations, amounts available under existing credit facilities, and external sources of liquidity will be sufficient to finance capital expenditures and other working capital needs of the existing operations for the foreseeable future.

         Subsequent to September 30, 1998, the Company signed a Memorandum of Understanding with Schlumberger Limited ("Schlumberger") related to the combination of the M-I and Schlumberger Dowell Drilling Fluid operations under a joint venture arrangement in which the Company would own 60 percent. The Memorandum requires Schlumberger to contribute certain assets to the joint venture and pay cash consideration of $280.0 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. The transaction is expected to close in the first quarter of 1999 and is subject to, among other conditions, approval by the Board of Directors of both companies and various governmental and regulatory entities in the U.S. and Europe. Although there are no assurances as to whether any transaction will be agreed to by the parties or ultimately consummated, future cash outlays may be required to combine and consolidate the previously separate operations if finalized.

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

YEAR 2000

         The Company is currently implementing modifications to its business systems in order to achieve Year 2000 date conversion compliance. The following supplements the Year 2000 disclosure included in the Company's 1997 Annual Report on Form 10-K.

         The Company's business systems are comprised of a mix of off-the-shelf and internally-developed systems that vary greatly in size, complexity and technical architecture. The Company's Year 2000 task force has performed a complete review of all systems and has finalized the identification of the critical and non-critical components within five defined groups. The necessary changes in computer instructional code continue to be made by upgrading the off-the-shelf software in which the application was created. Year 2000 compliance for the majority of the Company's enterprise applications was achieved with the Oracle 10.7 implementation in the first quarter of 1998. Although the Company continues to install new applications and upgrade existing ones in order to bring applications for international locations into compliance, migration or replacement plans are currently in place for systems that are not Year 2000 compliant. At September 30, 1998, the Company estimates that the implementation and testing process for both Information Technology ("IT") and non-IT systems was approximately sixty percent complete. The Company currently believes all significant systems will be Year 2000 compliant by mid-1999.

         During the second quarter of 1998, the Company communicated with major suppliers, financial institutions and others with whom it does business to address conversion-related issues and is currently reviewing the responses received. Although the Company has not yet determined the complete status of Year 2000 compliance of its suppliers and financial institutions, a written contingency program is being developed. Management continues to believe that non-compliance by the Company's suppliers are insignificant but failure of its financial institutions could have a material effect on the Company's financial position or results of operations.

         The estimated costs associated with achieving Year 2000 compliance are not expected to have a material impact on the Company's financial condition or results of operations.

     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
              2.1 Purchase and Sale Agreement dated August 20, 1998 between Halliburton Energy Services, Inc., MIHC, Inc., Smith International, Inc., Smith International Acquisition Corp., M-I Purchase Corp. and M-I L.L.C. filed as Exhibit 2.1 to the Company's Form 8-K dated September 15, 1998 and incorporated herein by reference.

              (27)  Financial Data Schedules.
              27.1 Financial Data Schedule for the nine month period ended September 30, 1998.
              27.2 Restated Financial Data Schedule for the nine month period ended September 30, 1997.

         (b)   Reports on Form 8-K

                   The Registrant filed a Form 8-K dated August 31, 1998
              reporting under "Item 5. Other Events" the restatement of the financial statements included in the Registrant's 1997 Annual Report on Form 10-K for an acquisition accounted for as a pooling of interests.

                   The Registrant filed a Form 8-K dated September 15, 1998,
              reporting under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits" required disclosure related to the acquisition of the remaining 36 percent interest in M-I from Halliburton.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SMITH INTERNATIONAL, INC.
                                       Registrant



Date:     November 13, 1998            By: /s/ Douglas L. Rock
       ---------------------               -------------------------------------
                                          Douglas L. Rock
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Chief Operating
                                          Officer





Date:     November 13, 1998            By:  /s/ John J. Kennedy
       ---------------------               -------------------------------------
                                            John J. Kennedy
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

(2)           Plan of Acquisition, Reorganization, Arrangement, Liquidation or
              Succession.

2.1           Purchase and Sale Agreement dated August 20, 1998 between
              Halliburton Energy Services, Inc., MIHC, Inc., Smith
              International, Inc., Smith International Acquisition Corp., M-I
              Purchase Corp. and M-I L.L.C. filed as Exhibit 2.1 to the
              Company's Form 8-K dated September 15, 1998 and incorporated herein by reference.


(27)          Financial Data Schedules.

27.1          Financial Data Schedule for the nine month period ended September
              30, 1998.

27.2          Restated Financial Data Schedule for the nine month period ended
              September 30, 1997.

c