Form 10-K405
period 1998-12-31
SMITH INTERNATIONAL INC
filed 1999-03-31
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates on March 24, 1999 was $1,907,722,747 (45,693,958 shares at the closing price on the New York Stock Exchange of $41.75). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

         There were 48,850,203 shares of common stock outstanding at March 24, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Smith International, Inc. ("Smith" or the "Company") is a leading worldwide supplier of premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids control equipment, waste management services, three-cone drill bits, diamond drill bits, fishing services, drilling tools, underreamers, sidetracking systems, packers and liner hangers. The Company also operates an extensive network of supply branches through which it markets pipe, valves, fittings and other capital and expendable maintenance products. The Company was incorporated in the State of California in January 1937 and reincorporated under Delaware law in May 1983. The Company's executive offices are headquartered at 16740 Hardy Street, Houston, Texas 77032 (telephone number 281/443-3370).

         The Company operates through five business units which provide products and services throughout the world. The Company's business units are (i) M-I Fluids, a division of M-I L.L.C. ("M-I"), which provides drilling and completion fluid systems and services; (ii) M-I SWACO, a division of M-I, which provides solids control, pressure control and rig instrumentation equipment and waste management services; (iii) Smith Bits which manufactures and sells three-cone and diamond drill bits for use in the oil and gas industry and in mining operations; (iv) Smith Drilling & Completions which manufactures and markets products and services used for drilling, workover, well completion, fishing and well re-entry operations and (v) Wilson Supply ("Supply") which markets pipe, valves, fittings and other capital and expendable maintenance products to the petroleum and petrochemical industries.

         For information regarding revenues of the Company's five business units see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

         The Company's business units supply products and provide services primarily to the oil and gas exploration and production industry. The information regarding industry segments and international operations appears in
Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

ACQUISITIONS AND DISPOSITIONS

         Subsequent to December 31, 1998, the Company announced the signing of a definitive agreement with Schlumberger Limited related to the combination of the M-I and Schlumberger Dowell Drilling Fluid operations under a joint venture arrangement in which the Company would own 60 percent. The Company is also negotiating a definitive agreement with Conemsco, Inc. related to the combination of certain operations to form an oilfield distribution and supply joint venture in which the Company would own 80 percent. A discussion of these transactions appears in Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. In addition to these planned acquisitions, the Company has acquired certain other operations during the prior five year period. A description of the material transactions follows.

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

Acquisition of Wilson Industries, Inc.

         On April 30, 1998, the Company merged with Wilson Industries, Inc. ("Wilson"), a Houston, Texas based provider of products and services to the worldwide petroleum and petrochemical industries. In connection with the merger, the Company issued a total of 7.9 million of its shares in exchange for all of the outstanding shares of common stock of Wilson.

Acquisition of Safeguard Disposal Systems, Inc.

         On May 27, 1998, the Company acquired all of the outstanding shares of Safeguard Disposal Systems, Inc. ("Safeguard"), a company engaged in the rental of vacuum and collection systems used in the oil and gas industry. The Company issued stock and cash consideration totaling $42.7 million in exchange for the equity interests of Safeguard and M-I acquired other Safeguard-related assets for $4.8 million. Subsequent to the acquisition date, the Company contributed the Safeguard assets to M-I partly in exchange for a $16.6 million contribution from the former minority interest partner.

Acquisition of Minority Interest in M-I

         On August 31, 1998, the Company acquired the remaining 36 percent interest in M-I previously held by Halliburton Company ("Halliburton"). The Company issued a $265.0 million non-interest bearing promissory note to Halliburton in exchange for their minority ownership interest.

INDUSTRY OVERVIEW

         The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. The level of worldwide drilling activity is influenced by energy prices but may also be affected by expectations related to the worldwide supply for crude oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

         Management anticipates that the 1999 average worldwide rig count will decline from historical activity levels due to the continuing weakness in crude oil prices. The average worldwide rig count decreased over 13 percent from 1997 levels due in part to the decline in U.S. land-based drilling programs, which are generally more sensitive to energy prices. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, several factors have, and may continue to, impact activity levels on a short-term basis. Continuing weakness in oil prices combined with the impact of a worldwide supply imbalance contributed to the U.S. rig count reaching an all-time record low in the first quarter of 1999. In response to the commodity price weakness major and independent oil companies, on which the Company relies for a large portion of its revenues, have announced 1999 capital expenditure plans which are significantly below 1998 spending levels. If crude oil prices remain at or below current levels for a prolonged period of time, management believes demand for the Company's products and services could continue to be adversely impacted in the U.S. and certain other markets.

BUSINESS OPERATIONS

M-I Fluids

         Products and Services. The Company is the leading worldwide provider of drilling fluids systems, products and technical services to end users engaged in drilling oil, natural gas and geothermal wells. Drilling fluid products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Technical services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include recommending products and services during the well planning phase; testing drilling fluid properties and recommending adjustments during the drilling phase and analyzing well results after the project is complete to improve the performance of wells to be drilled in the future.

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

         Competition. M-I Fluids competes in a number of distinct segments and faces a number of different competitors within the oil service industry. The major competitors in the worldwide drilling fluids industry are Baroid Drilling Fluids (a division of Halliburton), INTEQ (a division of Baker Hughes, Inc. ("Baker Hughes")) and Dowell Drilling Fluids (a division of Schlumberger, Inc. ("Schlumberger")). While these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally-based competitors as well as limited product producers that market their products without technical services. Competition is based upon technical services provided at the wellsite, product quality and availability, service response and price.

         M-I Completion Fluids has four main competitors in the sale of clear brine fluids to end-use markets: Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., OSCA, Inc. (a subsidiary of Great Lakes Chemical Corporation) and Ambar, Inc. This market is highly competitive, and competition is based primarily on product availability, technical service and price.

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

         Competition. SWACO competes with Brandt/EPI (a subsidiary of Tuboscope Inc.), Derrick Oil Services and Martin Decker Totco (a subsidiary of Varco Industries). Additionally, there are a number of regional suppliers that provide a limited breadth of equipment and services tailored for their local markets. Competition is based on product availability, equipment performance, technical support and price.

Smith Bits

         In July 1998, the Company consolidated the previously separate Smith Tool and Smith Diamond Technology business units and formed Smith Bits.

         Products. The Smith Bits business unit is a worldwide leader in the design, manufacture and marketing of drill bits used in drilling oil and gas wells and in mining applications under the Smith Tool(TM), GeoDiamond(TM) and Smith Mining(TM) product lines. Most bits manufactured by Smith Bits are three-cone drill bits for the petroleum industry, which range in size from 3 1/2 to 28 inches in diameter. These three-cone bits are comprised of two major components - the body and the cones, which contain different types of pointed structures referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert") which is usually tungsten carbide. In the last few years, there has been a significant increase in demand for drill bits in which the tungsten carbide insert is coated with polycrystalline diamond ("PDC"). Products with diamond enhanced inserts last longer and increase penetration rates, which decreases overall drilling costs in certain formations. Smith Bits is the leading provider of drill bits utilizing diamond enhanced insert technology.

         Smith Bits also designs, manufactures and markets shear drill bits featuring cutters made of PDC or natural diamond. The Company manufactures PDC and cubic boron nitride at its MegaDiamond and Supradiamant subsidiaries. These ultrahard materials are used in the Company's three-cone and diamond drill bits and in other specialized cutting tools. MegaDiamond developed and uses patented processes for applying diamonds to a curved surface with multiple transition layers. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provide the Company a cost and technological advantage. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into several non-energy cutting tool markets. The Company believes that its ability to develop specialized diamond inserts for specific applications has and continues to provide new business opportunities.

         Mining bits are typically used for shallow drilling to place explosives for blasting in open pit mining operations. The cutting structures in mining bits are principally tungsten carbide insert ("TCI"). Other mining bits using both tungsten carbide and diamond enhanced inserts have been designed for use with air percussions tools and are known as hammer bits.

         Competition. Besides the Company, Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and Reed/Hycalog (a division of Schlumberger) are the three major competitors in the drill bit business. While the Company and Hughes Christensen maintain the leading shares of worldwide revenues of drill bits, they compete with over 20 other competitors. Competition for sales of drill bits is generally based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality and reliability as well as technological advances, such as diamond enhanced inserts, provide its products with a competitive advantage.

Smith Drilling & Completions

         Products and Services. The Smith Drilling & Completions business unit provides drilling, remedial and completion products and services to end users engaged in drilling oil, natural gas and geothermal wells. Approximately 80 percent of Smith Drilling & Completions' revenues are related to product rentals and associated technical services with the remaining revenue generated from product sales. Smith Drilling & Completions' operational groups include Drilling Technology, Downhole Solutions, Completion Technology, Houston Engineers and Wilson Downhole.

         Drilling Technology products and services include the Drilco/Grant product lines, the TIPSA, S.A. and Faster Oilfield Services operations. The product and service offerings include: rotating drilling heads for underbalanced drilling; automatic connection torque monitoring and control systems; downhole drilling tools; tubular drill string components (drill collars, subs, kellys, Hevi-WateTM drill pipe); drilling tool and drill string inspection products and services; drill string repair and rebuild services and production tubulars and sucker rod inspection and repair.

         Downhole Solutions products and services include the A-Z/Servco product lines, Red Baron and Tri-Tech Fishing Services. The product and service offerings include: remedial, re-entry and fishing services used in specialized drilling and workover operations; underreaming and hole opening services to provide additional annular space in the well bore for cementing and/or gravel packing; coiled and thru-tubing products and services; mechanical, hydraulic, and explosive pipe cutting to remove casing during a well or platform abandonment and multi-lateral installations. Downhole Solutions' products include the patented Reamaster(TM) and Underream-While-Drilling System(TM) which allow two operations to be performed simultaneously. The product group also includes the patented Millmaster(TM) Performance Milling System, the patented Packstock(TM) and Anchorstock(TM) Performance Window Cutting System and the newly developed Trackmaster(TM).

         Completion Technology products and services include the Lindsey Completion Systems and Milcor packers operations which offer products and services including liner hangers, cementing products and tools, liner top packers and tie-back equipment, setting tools, permanent and temporary packers plus the service personnel to install these products in the well bore.

         The Houston Engineers operations were acquired in connection with the Wilson acquisition. Houston Engineers specializes in the design and distribution of drilling and fishing jars with associated accelerators, as well as, general fishing tools. Houston Engineers is a worldwide leader in drilling jars with its Hydra-JarR. Other innovations include the Hydra-ThrustTM and Hydra-ThoraxTM tools which are designed to maintain constant weight on the drill bit and to absorb drill string torsional and axial vibrations, respectively. In addition, Houston Engineers provides technically innovative impact tools for fishing and coil tubing applications, which aid in well remedial operations.

         Wilson Downhole was added to the Smith Drilling & Completions group as a result of the Wilson acquisition. The group provides directional drilling, motor and Measurement While Drilling products and services to U.S. operators.

         In general, all products are manufactured by the same management with each specific product group marketed, maintained and operated by group specific management with overall operations in 90 locations in 24 countries. Houston, Texas is the sales, management, engineering and manufacturing headquarters for this business unit.

         Competition. The Company's major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford Inc., Baker Oil Tools (a division of Baker Hughes) and numerous small local companies. The main competitors in the completion market are Baker Oil Tools and TIW Corporation. Competition in the drilling and completions sales, rentals and services market is primarily based on performance, quality, reliability, service, price, response time and, in some cases, breadth of products. The main competitor in the drilling jar market is Dailey International ("Dailey") and, in the Fishing Jar and Tool market, the competitors include Dailey and Bowen Oil Tools (a division of IRI International). Smith Drilling & Completions attributes its competitive position to its commitment to technological advancements that add value to the customer's programs plus the quality, performance and service of its products and employees.

Wilson Supply

         Products and Services. Wilson Supply is a diversified supplier and servicer serving the international petroleum and petrochemical industries. Supply operates an extensive network of supply branches, service centers and sales offices through which it markets pipe, valves, fittings and other capital and expendable maintenance products throughout the world, predominately in the U.S. The majority of Supply's operations are focused on the domestic distribution of general oil and gas supplies and equipment with the remainder primarily associated with tubular products (including casing, tubing and drill pipe and line pipe) and automated valve products (including valve, actuator and control packages). Supply's diverse customer base includes refining and chemical companies, pipeline companies, engineering and construction companies, mining companies, utilities and pulp and paper mills in the downstream sector, in addition to major integrated oil companies, independent exploration and production companies, drilling contractors and other oilfield service companies in the upstream sector.

         Competition. Supply's major competitors in the distribution business are National Oilwell Inc. and McJunkin Corporation. The oilfield equipment supply industry is highly competitive. Generally, competition involves numerous factors including price, experience, customer service and equipment availability. Supply markets its products and services to exploration and production companies as well as to companies with operations in the refining, chemical and pipeline segments of the petroleum industry and as a result is considered to be both an "upstream" and "downstream" competitor. Fluctuations in the demand for products and services from customers with operations in these segments tend to provide a diversified revenue base.

NON-U.S. OPERATIONS

         Sales to oil and gas exploration and production markets outside the U.S. are a key strategic focus of Smith's management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum producing areas of the world; including Canada, the North Sea/Europe, the Middle East, Latin America, Asia/Pacific and Africa. As a result, 52 percent of the Company's total revenues in 1998 were generated from sales in non-U.S. markets.

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

SALES AND DISTRIBUTION

         Sales and service efforts are directed to end users in the drilling and completion industry including major and independent oil companies, national oil companies and independent drilling contractors. The Company's products and services are primarily marketed through the direct sales force of each business unit. In certain non-U.S. markets where direct sales efforts are not practicable, the Company utilizes independent sales agents, distributors or joint ventures.

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

         The Company purchases a variety of raw materials for its Smith Bits and Smith Drilling & Completions units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company purchases a significant amount of tungsten carbide inserts and U.S. forging requirements from two suppliers under separate supply agreements. The Company believes that numerous alternative supply sources are available for all such materials. The Company produces PDC in Provo, Utah and Scurelle, Italy for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit manufacturer producing its own PDC.

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

         The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities amounted to $41.0 million in 1998, $34.9 million in 1997 and $27.8 million in 1996. In 1998, research and engineering expenditures approximated 1.9 percent of revenues.

         Although the Company has over 700 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or upon patent protection in general.

EMPLOYEES

         At December 31, 1998, the Company had 7,641 full time employees throughout the world. Most of the Company's employees in the U.S. are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I. The Company considers its labor relations to be satisfactory.

ITEM 2.  PROPERTIES

         The principal facilities and properties utilized by the Company at December 31, 1998 are shown in the table below. Generally the facilities and properties are owned by the Company.

                                                                                                             Approx.
                                              Principal Products Processed                    Land         Bldg. Space
Location                                             or Manufactured                         (Acres)        (sq. ft.)
--------                                      ----------------------------                   -------       -----------
M-I L.L.C.:
  Greybull, Wyoming..................      Bentonite mine and processing                       8,394         110,000
  Appleton, Wisconsin................      Drilling fluid chemical products                       10          93,000
  Wharton County, Texas..............      Drilling fluid chemical products                      100          61,000
  Milos, Greece......................      Bentonite mine and processing                         124          55,000
  Karmoy, Norway.....................      Barite and bentonite processing                         5          51,000
  Greystone, Nevada..................      Barite mine and processing                            268          50,000
  Battle Mountain, Nevada............      Barite processing                                      23          43,000
  Zelmou, Morocco....................      Barite mine                                         3,954          41,000
  Zavalla, Texas.....................      Drilling fluid chemical products                       33          36,000
  Amelia, Louisiana..................      Barite processing                                      26          25,000
  Galveston, Texas...................      Barite processing                                       6          21,000
  Aberdeen, Scotland.................      Barite and bentonite processing                         2          12,000
  Foss/Aberfeldy, Scotland...........      Barite mine and processing                            102          10,000
  Mountain Springs, Nevada...........      Barite mine                                           900          -
  Westlake, Louisiana................      Barite processing                                       3          -

Smith Bits and Smith Drilling & Completions:

                                                                                                             Approx.
                                              Principal Products Processed                    Land         Bldg. Space
Location                                             or Manufactured                         (Acres)        (sq. ft.)
--------                                      ----------------------------                   -------       -----------

  Houston, Texas.....................      Tubulars, surface and downhole
                                             tools, remedial products, liner
                                             hangers, diamond drill bits,
                                             drilling and fishing jars and fishing tool
                                             equipment                                            82         618,000
  Ponca City, Oklahoma...............      Three-cone drill bits                                  15         207,000
  Saline di Volterra, Italy..........      Three-cone drill bits                                  11          92,000
  Aberdeen, Scotland.................      Downhole tools and remedial products                   10          91,000
  Nisku, Canada......................      Tubulars and drill collars                             10          42,000
  Scurelle, Italy....................      Synthetic diamond materials and diamond                 4          31,000
                                             drill bits
  Provo, Utah........................      Synthetic diamond materials                             4          30,000

Wilson Supply:
  Houston, Texas.....................      Pipe, valves, fittings                                 11         198,000

         The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained.


ITEM 3.  LEGAL PROCEEDINGS

         Information relating to various commitments and contingencies, including legal proceedings, is described in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.


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

         NAME, AGE AND POSITIONS                                     PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
         -----------------------                                     -------------------------------------------
Douglas L. Rock (52)................      Chairman of the Board since February 1991; Chief Executive Officer, President and
   Chairman of the Board, Chief               Chief Operating Officer since March 1989.
   Executive Officer, President
   and Chief Operating Officer

Loren K. Carroll (55)...............      President and Chief Executive Officer of M-I L.L.C. since March 1994; Executive
   Executive Vice President of the            Vice President since October 1992; Chief Financial Officer from October 1992 to
   Company; President and Chief               April 1997; member of the Board of Directors since November 1987.
   Executive Officer of M-I L.L.C.

Neal S. Sutton (53).................      Senior Vice President--Administration since December 1994; Vice
   Senior Vice President--                    President--Administration from March 1992 to December 1994; Vice President,
   Administration, General                    Secretary and General Counsel of the Company since January 1991.
   Counsel and Secretary


         NAME, AGE AND POSITIONS                                     PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
         -----------------------                                     -------------------------------------------
John J. Kennedy (46)................      Senior Vice President, Chief Financial Officer and Treasurer since April 1997; Vice
   Senior Vice President, Chief               President, Chief Accounting Officer and Treasurer from March 1994 to April
   Financial Officer and                      1997; Treasurer from May 1991 to March 1994.
   Treasurer

Roger A. Brown (53).................      President, Smith Bits since July 1998; President, Smith Diamond Technology from
   President, Smith Bits                      April 1995 to July 1998; Vice President and General Manager, Eastern Hemisphere
                                              Operations, Reda Pump Company, Division of Camco International, Inc. from
                                              November 1993 to March 1995.

Michael R. Chaddick ( 51 )..........      President, Wilson Supply since May 1992.
    President, Wilson Supply


Richard A. Werner (57)..............      President, Smith Drilling & Completions since May 1994; Vice President and General
   President, Smith Drilling &                Manager--Smith Drilling and Completion Services from December 1993 to May 1994.
   Completions

Margaret K. Dorman (35).............      Vice President, Controller and Assistant Treasurer since February 1998;  Director
   Vice President, Controller and             of Financial Reporting and Planning from December 1995 to February 1998;
   Assistant Treasurer                        Various positions including Corporate Controller for Landmark Graphics
                                              Corporation from November 1992 to
November 1995.

Peter D. Nicholson (42).............      Vice President, Human Resources since February 1998; Director, Human Resources from
   Vice President, Human Resources          June 1997 to February 1998; International Human Resources Manager, Eastern
                                            Hemisphere from December 1995 to June 1997; Director of Human Resources of Baker
                                            Hughes INTEQ in Aberdeen from February 1993 to December 1995.

Earl M. Springer (48)...............      Vice President, Business Development since February 1998;  Manager of Business
   Vice President, Business                 Development from July 1997 to February 1998;  Manager of Technology Development
   Development                              from August 1994 to July 1997;  Senior Account Representative of M-I L.L.C. from
                                            September 1993 to July 1994.

Geri D. Wilde (48)..................      Vice President, Taxes since February 1998; Director of Taxes from April 1997 to
   Vice President, Taxes and                February 1998;  Assistant Treasurer since April 1997; Manager of Taxes and
   Assistant Treasurer                      Payroll of M-I L.L.C. from December 1986 to April 1997.

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

                                  COMMON STOCK
                                                                -----------------------
                                                                 HIGH             LOW
                                                                ------          -------
         1997
           First Quarter.....................................   49 1/2          38 1/2
           Second Quarter....................................   61 3/4          42 5/8
           Third Quarter.....................................   81              60 3/4
           Fourth Quarter....................................   87 7/8          53 9/16
         1998
           First Quarter.....................................   62              46 1/4
           Second Quarter....................................   64 1/2          33 3/8
           Third Quarter.....................................   38 3/16         17 1/4
           Fourth Quarter....................................   39 5/16         19 5/16

         On March 24, 1999, the Company had 2,977 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $41.75.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------------
                                                 1998         1997         1996         1995            1994(a)
                                              ----------   ----------   ----------   ----------      ----------
                                                           (RESTATED)    (RESTATED)  (RESTATED)      (RESTATED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ..................................   $2,118,715   $2,167,952   $1,651,906   $1,270,478      $1,023,404

Gross profit ..............................   $  629,059   $  652,599   $  472,728   $  355,875      $  290,207

Income before interest and taxes ..........   $  125,309   $  248,946   $  148,785   $   92,616      $   68,534

Net income ................................   $   34,069   $  121,329   $   73,297   $   49,088      $   40,067

Diluted earnings per share ................   $     0.70   $     2.52   $     1.53   $     1.04      $     0.85

BALANCE SHEET DATA:
Total assets ..............................   $1,758,988   $1,672,499   $1,287,262   $  881,137      $  773,836

Long-term debt ............................   $  368,823   $  371,579   $  260,443   $  144,138      $  137,700

Total shareholders' equity ................   $  634,034   $  572,045   $  454,269   $  377,829      $  323,838

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

         The Company's primary business is the manufacture and sale of premium products and services to the oil and gas industry's exploration and production sectors. The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. The level of worldwide drilling activity is influenced by energy prices but may also be affected by expectations related to the worldwide supply for crude oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the over-all level of global economic growth and activity.

         Management anticipates that the 1999 average worldwide rig count will decline from historical activity levels due to the continuing weakness in crude oil prices. The average worldwide rig count decreased over 13 percent from 1997 levels due in part to the decline in U.S. land-based drilling programs, which are generally more sensitive to energy prices. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, several factors have, and may continue to, impact activity levels on a short-term basis. Continuing weakness in oil prices combined with the impact of a worldwide supply imbalance contributed to the U.S. rig count reaching an all-time record low in the first quarter of 1999. In response to the commodity price weakness major and independent oil companies, on which the Company relies for a large portion of its revenues, have announced 1999 capital expenditure plans which are significantly below 1998 spending levels. If crude oil prices remain at or below current levels for a prolonged period of time, management believes demand for the Company's products and services could continue to be adversely impacted in the U.S. and certain other markets.

         Management also believes that operators are shifting exploration and production spending toward value-added, technology-based products which reduce the cost of their overall drilling programs. Additionally, the significant level of extended-reach drilling programs, which often involve more difficult drilling conditions, increases the need for efficient products and services which reduce both drilling time and formation damage. The Company continues to focus on investing in the development of technology-based products that considerably improve the drilling process through increased efficiency and rates of penetration. Management believes the overall savings realized by the use of the Company's premium products, such as polycrystalline diamond drill bits, diamond enhanced three-cone drill bits and synthetic drilling fluids, compensate for the higher costs of these products over their non-premium counterparts.

RESULTS OF OPERATIONS

  Revenues

         Although the Company provides products to the petrochemical industry and certain industrial markets, the majority of the Company's revenues are derived from sales to the oil and gas exploration and production industry. The Company operates through five business units which market the Company's products and services throughout the world. The following table presents revenue and average rig count information for the periods shown (in thousands, except rig count information):

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------
                                              1998                      1997                     1996
                                     -----------------------   -----------------------   -----------------------
                                       AMOUNT      PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                     ----------   ----------   ----------   ----------   ----------   ----------
Revenues by Business Unit:
  Business Unit:

  M-I Fluids .....................   $  868,141           41   $  872,290           40   $  669,583           41
  M-I SWACO ......................      146,308            7      128,758            6       82,743            5
  Smith Bits .....................      308,263           15      328,112           15      255,610           15
    Completions
  Smith Drilling & Completions ...      323,456           15      295,498           14      193,945           12
    Technology
  Wilson Supply ..................      472,547           22      543,294           25      450,025           27
                                     ----------   ----------   ----------   ----------   ----------   ----------

    Total ........................   $2,118,715          100   $2,167,952          100   $1,651,906          100
                                     ==========   ==========   ==========   ==========   ==========   ==========

Revenues by Area:

  U.S ............................   $1,017,016           48   $1,147,244           53   $  882,265           53
  Export .........................      140,398            7      142,213            6      118,884            7
  Non-U.S ........................      961,301           45      878,495           41      650,757           40
                                     ----------   ----------   ----------   ----------   ----------   ----------

    Total ........................   $2,118,715          100   $2,167,952          100   $1,651,906          100
                                     ==========   ==========   ==========   ==========   ==========   ==========

Average Annual Active Rig Count:
  Rig Count:

  U.S ............................          829                       945                       779
  Canada .........................          260                       375                       270
  Non-North America ..............          754                       809                       793
                                     ----------                ----------                ----------

    Total ........................        1,843                     2,129                     1,842
                                     ==========                ==========                ==========


M-I Fluids

         M-I Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I Fluids' 1998 revenues decreased $4.1 million from 1997, and 1997 revenues increased $202.7 million, or 30 percent, from 1996. Revenues were relatively comparable with 1997 as lower U.S. volumes associated with weak oil prices were offset by higher demand in Europe/Africa and Latin America. The growth over 1996 relates to increased U.S. activity levels, particularly in the U.S. Gulf Coast area, and the inclusion of revenues from acquired operations.

M-I SWACO

     M-I SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I SWACO's 1998 revenues increased $17.6 million, or 14 percent, from 1997, and 1997 revenues increased $46.0 million, or 56 percent, from 1996. The majority of the revenue growth over 1997 was reported in the U.S. and Europe/Africa which benefited from incremental revenues from acquired operations and increased demand for fluid processing equipment and services. The revenue growth over 1996 related to increased demand for SWACO's solids control equipment, particularly in Latin America and the U.S., and the impact of acquisitions.

Smith Bits

         Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit's MegaDiamond and Supradiamant subsidiaries manufacture polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. In July 1998, the Company consolidated the previously separate Smith Tool and Smith Diamond Technology business units and formed Smith Bits. Smith Bits 1998 revenues decreased $19.8 million, or 6 percent, from 1997 and 1997 revenues increased $72.5 million, or 28 percent, from 1996. The revenue decline from 1997 related to lower North American activity levels which resulted in decreased unit sales of petroleum three-cone bits. The impact of the decline in unit sales was partially offset by improved pricing combined with increased volumes in the Eastern Hemisphere. The increase in revenues over 1996 represents higher drilling activity in North America, increased market penetration in the Eastern Hemisphere and continued expansion into new markets.

Smith Drilling & Completions

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' 1998 revenues increased $28.0 million, or 9 percent, over 1997, and 1997 revenues increased $101.6 million, or 52 percent, from 1996. The majority of the revenue growth was reported outside North America and related to increased demand across all product lines. Over half of the increase from 1996 relates to the impact of acquisitions, with higher levels of re-entry drilling activity in the U.S. Gulf Coast area also contributing to the growth.

Wilson Supply

         Wilson Supply markets pipe, valves, fittings and other capital and expendable maintenance products to the petroleum and petrochemical industries primarily through an extensive network of U.S. supply branches. 1998 revenues decreased $70.7 million, or 13 percent, from 1997, and 1997 increased $93.3 million, or 21 percent, from 1996. On a geographic basis, the revenue decrease from 1997 was reported in the U.S., which was adversely impacted by a decline in drilling activity levels. On a product basis, lower tubular revenues associated with a decline in unit sales and increased competitive pricing pressures contributed the majority of the revenue decrease. The revenue increase over 1996 resulted primarily from increased activity levels in the U.S. and increased demand from major alliance customers.

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                     1998                       1997                      1996
                                            -----------------------   -----------------------   -----------------------
                                              AMOUNT      PERCENT       AMOUNT      PERCENT      AMOUNT       PERCENT
                                            ----------   ----------   ----------   ----------   ----------   ----------
Revenues ................................   $2,118,715          100   $2,167,952          100   $1,651,906          100
                                            ----------   ----------   ----------   ----------   ----------   ----------

Gross profit ............................      629,059           30      652,599           30      472,728           29

Operating expenses ......................      503,750           24      403,653           19      323,943           20
                                            ----------   ----------   ----------   ----------   ----------   ----------

Income before interest and taxes ........      125,309            6      248,946           11      148,785            9
Interest expense, net ...................       43,371            2       28,991            1       19,040            1
                                            ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes and minority
                                                81,938            4      219,955           10      129,745            8
interests
interests
Income tax provision ....................       26,279            1       59,109            3       31,615            2
                                            ----------   ----------   ----------   ----------   ----------   ----------
Income before minority interests ........       55,659            3      160,846            7       98,130            6
Minority interests ......................       21,590            1       39,517            2       24,833            2
                                            ----------   ----------   ----------   ----------   ----------   ----------

Net income ..............................   $   34,069            2   $  121,329            5   $   73,297            4
                                            ==========   ==========   ==========   ==========   ==========   ==========

1998 Versus 1997

         Total revenues for 1998 decreased $49.2 million, or 2 percent, from the prior year as weak oil prices effected drilling activity levels across all geographic regions. The revenue decline was reported in the U.S. and related to the effects of lower land-based drilling activity, which is generally more sensitive to energy price levels. Increased demand in geographic regions outside the U.S. served to partially offset the reported revenue decline. On a product basis, the overall decrease related to lower tubular sales in the Wilson Supply operations which was associated with the activity level decline. If drilling activity remains at or below current levels, management believes reduced customer spending may continue to impact reported revenues in future periods.

         Gross profit declined $23.5 million, or 4 percent, from the 1997 fiscal year. Gross profit margins were comparable year-to-year approximating 30 percent in both periods. On an absolute dollar basis, the majority of the gross profit decline related to recording inventory write-downs in the fourth quarter of 1998 due to the effects of the downturn in the oil and gas industry. Decreased manufacturing volumes associated with the revenue decline has had a minimal impact on the reported margins to date; however, if revenues and the related volumes continue to decline, gross margins in future periods could be adversely impacted. Additionally, industry conditions could create increased price competition in the markets in which the Company participates, the effect of which could negatively impact the gross profit line.

Operating expenses, consisting of selling expenses, general and administrative expenses and merger and restructuring costs, increased $100.1 million, or 25 percent, from the prior fiscal year. The majority of the dollar variance relates to the merger and restructuring charges recorded during the year related to restructuring efforts and costs associated with the acquisition and integration of the Wilson operations.

     During 1998, management evaluated the current economic conditions in the oil and gas industry and committed to several restructuring initiatives to lower costs and remain competitive in the present environment. The merger and restructuring costs included efforts to reduce the number of employees to appropriate levels to correspond with activity declines, close and consolidate manufacturing facilities, exit product offerings, combine business units and eliminate duplicate cost structures and write-off assets which, due to current industry and economic conditions, were determined to have no future value. In addition to the restructuring costs, certain amounts were recognized to consolidate and integrate the Wilson operations. The restructuring efforts, which will be substantially completed by the first quarter of 1999, have resulted in reduced employee-related costs. Additionally, although headcount reductions associated with the relocation of the manufacturing facilities resulted in lower employee-related costs, increased efficiencies have also resulted from the combination of the previously separate manufacturing operations. As of December 31, 1998, the remaining reserve for restructuring expenditures approximated $36.3 million. See Footnote 3, "Special Charges," for further discussion of the merger and restructuring costs.

         Net interest expense, which represents interest expense less interest income, increased $14.4 million over the prior year. A significant portion of the increase relates to the notional interest recorded on the note issued to Halliburton Company ("Halliburton") in connection with the purchase of their partnership interest in M-I. The remainder of the increase relates to the higher level of borrowings required to fund other business acquisitions and finance general working capital needs.

         The effective tax rate for the year approximated 32 percent, which is higher than the prior year's effective rate and lower than the U.S. statutory rate. The rate was higher than the prior year's effective rate due to the inclusion of non-deductible costs in the merger and restructuring charges. The effective tax rate was lower than the statutory rate which primarily related to the utilization of foreign tax losses and U.S. minimum tax credits.

         Minority interests represent the share of M-I's profits associated with the former minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests decreased $17.9 million, or 45 percent, from the prior year due to the impact of acquiring Halliburton's ownership interest in M-I.

1997 Versus 1996

         Total revenues for 1997 increased $516.0 million, or 31 percent, from the prior year as the Company experienced strong growth across all business units and geographic areas. Half of the revenue increase was reported in North America which benefited from higher drilling activity levels and, to a lesser extent, the impact of acquired operations. The addition of the Anchor and Red Baron operations, which had significant operations in the Eastern Hemisphere, and increased market penetration in Latin America also contributed to the revenue growth. Non-U.S. revenues continue to account for a significant portion of the Company's operations approximating 47 percent of total revenues in both fiscal years.

         Gross profit increased $179.9 million, or 38 percent, from the 1996 fiscal year. Gross profit margins continued to improve with the Company reporting a one percent increase in margins over the prior year. Increased manufacturing efficiencies associated with the higher volumes, the effect of price increases enacted during the year and the favorable impact of acquired operations all contributed to the margin improvement.

         Operating expenses, consisting of selling expenses and general and administrative expenses, increased $79.7 million from the prior fiscal year; however, as a percentage of revenues, operating expenses were reduced in excess of one percentage point. The dollar variance over the prior year relates to increased variable costs associated with the higher level of revenues and, to a lesser extent, costs associated with acquired operations.

         Net interest expense, which represents interest expense less interest income, increased $10.0 million over the prior year. The increase in net interest expense relates to the higher level of borrowings used to fund acquisitions. Borrowings required to finance general working capital needs, which increased as a result of the revenue growth experienced by the Company, have also contributed to the higher net interest expense amounts.

         The effective tax rate for the year approximated 27 percent, which is higher than the prior years' effective rate and lower than the U.S. statutory rate. The rate exceeded the effective rate for 1996 as the prior year benefited from U.S. net operating loss carryforwards ("NOL carryforwards"), which were fully utilized during 1997. The effective tax rate was lower than the statutory rate due to the impact of NOL carryforwards and the method of recording the former minority interest partner's U.S. earnings.

Prior to acquiring the minority interest ownership in M-I, the Company properly consolidated the pretax income related to the partner's share of U.S. partnership earnings but excluded the related taxes.

         Minority interests represent the share of M-I's profits associated with the former minority partner's interest in those operations and, to a lesser extent, minority interests in investments in other joint ventures held by M-I. Minority interests increased $14.7 million from the prior year due to the increased profitability of the M-I operations.


LIQUIDITY AND CAPITAL RESOURCES

  General

         Cash and cash equivalents decreased $14.4 million during the year and equaled $22.7 million at December 31, 1998. The Company's operations generated $124.1 million of cash flows in 1998 which is a $85.2 million increase over the amounts reported in the prior year. The effect of the decline in drilling activity on operations favorably impacted working capital levels, with decreased receivables accounting for the majority of the change from the prior year. Cash flows from operations for the year were sufficient to fund capital expenditures and acquisition requirements resulting in repayments of borrowings under available facilities.

         In 1998, the Company invested $102.8 million in property, plant and equipment net of cash proceeds arising from certain asset disposals. Capital expenditures for 1999 are expected to decline significantly due to the industry downturn and will consist of spending for maintenance of the Company's capital equipment base and, to a lesser extent, will include routine additions of equipment used to support the Company's operations. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs of the existing operations for the foreseeable future.

         The Company funded $34.7 million of business acquisitions during 1998. Subsequent to year-end, the Company announced the signing of a definitive agreement with Schlumberger Limited ("Schlumberger") related to the combination of both company's drilling fluid operations. The Company is also negotiating a definitive agreement with Conemsco, Inc. ("Conemsco") related to the formation of an oilfield distribution and supply joint venture. In connection with the transactions each of the respective parties are required to contribute certain assets and, under the drilling fluids joint venture arrangement, Schlumberger will pay the Company cash consideration of $280.0 million. In connection with the distribution joint venture, the Company is required to purchase additional ownership interest from Conemsco which will result in a cash payment as determined under the terms of the agreement. See Footnote 16, "Subsequent Events", for further discussion of potential acquisitions. Although there are no assurances as to whether either of these transactions will be agreed to by the parties or ultimately consummated, in the event these are completed, future cash outlays may be required to combine and consolidate the previously separate operations. Aside from the potential transactions discussed above, management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has various revolving line of credit facilities in and outside the U.S. for operating and financing needs. The Company had approximately $124 million of funds available under its long-term revolving line of credit facilities at December 31, 1998. Additionally, the Company had approximately $66 million of non-U.S. short-term borrowing facilities with various banks which had available borrowing capacity of $38 million at year-end.

         On October 29, 1996, the Company was served with a complaint in the U.S. District Court entitled Rock Bit International, Inc. v. Smith International, Inc. This lawsuit is a patent infringement dispute alleging that drill bits made by the Company infringe a U.S. patent owned by Rock Bit International ("RBI") which was issued on September 8, 1992. RBI alleges that the Company infringes its patent by making and selling certain three-cone rock bits having cutting structures covered by the claims of RBI's patent. The Company commenced discovery in late 1997 and has continued through late 1998. The Company is vigorously contesting this lawsuit and believes that it does not infringe the RBI patent and that the patent is invalid. See Footnote 15, "Commitments and Contingencies", for further discussion of litigation.

         The Company has been named as a potentially responsible party in connection with four sites on the U.S. Environmental Protection Agency's National Priorities List. At December 31, 1998, the recorded liability for estimated future clean-up costs for the Superfund as well as other environmental sites was $2.9 million. As more information becomes available, the Company may be required to provide for additional environmental clean-up costs. Management, however, believes that none of these obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See Footnote 15, "Commitments and Contingencies" for further discussion of environmental liabilities.

         The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, inflation has not had a material effect on the Company in recent years, and is expected to have a modest impact on the operations in the foreseeable future. The Company has generally been able to offset most of the effects of inflation through productivity gains, cost reductions and price increases.

         Because of the substantial level of operations outside the U.S., the Company is exposed to currency fluctuations and exchange risks. To mitigate the effect of fluctuations in exchange rates on foreign currency denominated balances, the Company utilizes a protective hedge program. The program is designed to hedge certain net balance sheet positions which expose the Company to exchange rate risk. To the extent possible, the Company matches assets and liabilities denominated in foreign currencies and uses hedging instruments to cover certain unmatched positions. See Footnote 7, "Financial Instruments," for further discussion of hedging instruments.


NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal periods beginning after June 15, 1999. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. The Statement requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adopting SFAS 133 has not yet been quantified but is not expected to have a material impact upon the Company's financial position or results of operations.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", effective for fiscal periods beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company is required to adopt SOP 98-5 in the first quarter of 1999 and does not expect adoption to have a material adverse impact on the Company's financial position or results of operations.

YEAR 2000

         The Company continues to implement modifications to its business systems in order to achieve Year 2000 date conversion compliance without an effect on customers or business operations.

         The Company's business systems are comprised of a mix of off-the-shelf and internally-developed systems that vary greatly in size, complexity and technical architecture. The Company's Year 2000 task force has performed a complete review of all systems and has finalized the identification of the critical and non-critical components within five defined groups. The necessary changes in computer instructional code continue to be made by upgrading the off-the-shelf software in which the application was created. Year 2000 compliance for the majority of the Company's enterprise applications was achieved with the Oracle 10.7 implementation in the first quarter of 1998. The Company continues to install new applications and upgrade existing ones in order to bring applications for international locations into compliance and migration or replacement plans are in place for systems that are not currently Year 2000 compliant. As of December 31, 1998 all of the Company's critical systems were Year 2000 compliant and the Company expects all non-critical systems will be compliant by the third quarter of 1999. At December 31, 1998, the Company estimates that the implementation and testing process for both Information Technology ("IT") and non-IT systems was over 70 percent complete.

         During 1998, the Company communicated with major suppliers, financial institutions and others with whom it does business to address their compliance efforts and the Company's exposure in the event of the failure of these efforts. The Company is currently validating the responses received and is seeking additional information where necessary. Although the Company has not yet determined the complete status of Year 2000 compliance of its suppliers and financial institutions, a written contingency program has been developed. Management continues to believe that non-compliance by the Company's suppliers is insignificant but failure of its financial institutions could have a material effect on the Company's financial position or results of operations.

         The estimated costs related to achieving Year 2000 compliance are not expected to have a material impact on the Company's financial condition or results of operations. All expenditures related to the Year 2000 initiative will be funded with cash flows from operations.

QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

         The Company is currently exposed to certain market risks arising from transactions that are entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. The Company does not believe these risks are material.

         The Company's exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate swaps on a portion of its long-term borrowings. The fair value of interest rate swaps as of December 31, 1998 and 1997 was not material. At December 31, 1998, after considering the effect of interest rate swaps, ten percent of the Company's long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company's future earnings or cash flows.

         The Company's exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company's hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management. Management believes that a significant fluctuation in the foreign exchange rates would not have a material near-term effect on the Company's future earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

         We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
January 29, 1999

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
                                                                      (RESTATED)     (RESTATED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ..........................................   $ 2,118,715    $ 2,167,952    $ 1,651,906

Costs and expenses:
  Costs of revenues ...............................     1,489,656      1,515,353      1,179,178
  Selling expenses ................................       339,097        314,533        250,948
  General and administrative expenses .............        82,153         89,120         72,995
  Merger and restructuring costs ..................        82,500           --             --
                                                      -----------    -----------    -----------
     Total costs and expenses .....................     1,993,406      1,919,006      1,503,121
                                                      -----------    -----------    -----------

Income before interest and taxes ..................       125,309        248,946        148,785

Interest expense ..................................        45,986         31,175         21,642
Interest income ...................................        (2,615)        (2,184)        (2,602)
                                                      -----------    -----------    -----------

Income before income taxes and minority interests .        81,938        219,955        129,745
Income tax provision ..............................        26,279         59,109         31,615
                                                      -----------    -----------    -----------

Income before minority interests ..................        55,659        160,846         98,130

Minority interests ................................        21,590         39,517         24,833
                                                      -----------    -----------    -----------

Net income ........................................   $    34,069    $   121,329    $    73,297
                                                      ===========    ===========    ===========

Earnings per share:
  Basic ...........................................   $      0.71    $      2.55    $      1.55
                                                      ===========    ===========    ===========
  Diluted .........................................   $      0.70    $      2.52    $      1.53
                                                      ===========    ===========    ===========

Weighted average shares outstanding:
  Basic ...........................................        47,909         47,504         47,252
                                                      ===========    ===========    ===========
  Diluted .........................................        48,341         48,083         47,780
                                                      ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       DECEMBER 31,
                                                                                 -----------------------
                                                                                    1998         1997
                                                                                 ----------   ----------
                                                                                              (RESTATED)
                                                                                      (IN THOUSANDS)
CURRENT ASSETS:

     Cash and cash equivalents ...............................................   $   22,717   $   37,109
     Receivables, less allowance for doubtful accounts of $10,437 and $8,730
       in 1998 and 1997, respectively ........................................      424,054      510,984
     Inventories .............................................................      465,705      467,963
     Deferred tax assets, net ................................................       48,509       27,329
     Prepaid expenses and other ..............................................       36,170       29,968
                                                                                 ----------   ----------

       Total current assets ..................................................      997,155    1,073,353
                                                                                 ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:

     Land ....................................................................       27,019       24,219
     Buildings ...............................................................       72,560       57,015
     Machinery and equipment .................................................      348,131      255,189
     Rental tools ............................................................      211,871      223,784
                                                                                 ----------   ----------

                                                                                    659,581      560,207

     Less - accumulated depreciation .........................................      284,345      247,544
                                                                                 ----------   ----------

     Net property, plant and equipment .......................................      375,236      312,663
                                                                                 ----------   ----------

  GOODWILL, net of accumulated amortization of $18,251 and $11,451
  in 1998 and 1997, respectively .............................................      289,242      209,585

  OTHER ASSETS ...............................................................       97,355       76,898
                                                                                 ----------   ----------

  TOTAL ASSETS ...............................................................   $1,758,988   $1,672,499
                                                                                 ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                     DECEMBER 31,
                                                                               --------------------------
                                                                                  1998           1997
                                                                               -----------    -----------
                                                                                               (RESTATED)
                                                                          (IN THOUSANDS, EXCEPT PAR VALUE DATA)
CURRENT LIABILITIES:

  Short-term borrowings and current portion of long-term debt ..............   $   345,253    $    91,523
  Accounts payable .........................................................       145,338        204,771
  Accrued payroll costs ....................................................        46,296         56,152
  Income taxes payable .....................................................        32,402         27,003
  Accrued merger and restructuring costs ...................................        36,299           --
  Other ....................................................................        87,712         93,923
                                                                               -----------    -----------

    Total current liabilities ..............................................       693,300        473,372
                                                                               -----------    -----------

LONG-TERM DEBT .............................................................       368,823        371,579

DEFERRED TAX LIABILITIES ...................................................        29,421         16,578

OTHER LONG-TERM LIABILITIES ................................................        23,903         32,220

MINORITY INTERESTS .........................................................         9,507        206,705

COMMITMENTS AND CONTINGENCIES (Note 15) ....................................          --             --

SHAREHOLDERS' EQUITY:

  Preferred stock, $1 par value; 5,000 shares authorized; no shares issued
    or outstanding in 1998 or 1997 .........................................          --             --
  Common stock, $1 par value; 60,000 shares authorized; 48,793 shares
    issued and outstanding in 1998 (48,216 in 1997) ........................        48,793         48,216
  Additional paid-in capital ...............................................       323,056        296,222
  Retained earnings ........................................................       280,785        246,809
  Cumulative translation adjustments .......................................       (10,898)       (11,500)
  Less - treasury securities, at cost; 656 common shares in 1998 and 1997 ..        (7,702)        (7,702)
                                                                               -----------    -----------

    Total shareholders' equity .............................................       634,034        572,045
                                                                               -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................   $ 1,758,988    $ 1,672,499
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (IN THOUSANDS, EXCEPT SHARE AND WARRANT DATA)





                                                       COMMON STOCK           COMMON STOCK WARRANTS
                                                   -----------------------   ------------------------   ADDITIONAL
                                                     NUMBER                   NUMBER                      PAID-IN       RETAINED
                                                   OF SHARES      AMOUNT    OF WARRANTS      AMOUNT       CAPITAL       EARNINGS
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1995, as restated ........   47,707,345   $   47,707      451,357    $    7,278    $  290,378    $   52,938
Comprehensive income:
    Net income .................................         --           --           --            --            --          73,297
    Currency translation adjustments ...........         --           --           --            --            --            --
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Comprehensive income ...........................         --           --           --            --            --          73,297
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Exercise of stock options and stock grants .....      349,233          350         --            --           3,523          --
Expiration of common stock warrants ............         --           --       (451,357)       (7,278)         --            --
Purchases of treasury stock ....................         --           --           --            --            --            --
Cash dividends to Wilson shareholders ..........         --           --           --            --            --            (380)
Treasury stock purchases of business acquired ..         --           --           --            --            (595)         --
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1996 .....................   48,056,578   $   48,057         --      $     --      $  293,306    $  125,855
Comprehensive income:
    Net income .................................         --           --           --            --            --         121,329
    Currency translation adjustments ...........         --           --           --            --            --            --
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Comprehensive income ...........................         --           --           --            --            --         121,329
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Exercise of stock options ......................      159,021          159         --            --           3,817          --
Cash dividends to Wilson shareholders ..........         --           --           --            --            --            (375)
Treasury stock purchases of business acquired ..         --           --           --            --            (901)         --
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1997 .....................   48,215,599   $   48,216         --      $     --      $  296,222    $  246,809
Comprehensive income:
    Net income .................................         --           --           --            --            --          34,069
    Currency translation adjustments ...........         --           --           --            --            --            --
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Comprehensive income ...........................         --           --           --            --            --          34,069
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Exercise of stock options and stock grants .....       35,186           35         --            --             876          --
Shares issued in connection with a business
   combination .................................      542,198          542         --            --          25,958          --
Cash dividends to Wilson shareholders ..........         --           --           --            --            --             (93)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1998 .....................   48,792,983   $   48,793         --      $     --      $  323,056    $  280,785
                                                   ==========   ==========   ==========    ==========    ==========    ==========
                                                                                 TREASURY SECURITIES
                                                                 ----------------------------------------------------
                                                                      COMMON STOCK                    WARRANTS
                                                  CUMULATIVE     ------------------------    ------------------------     TOTAL
                                                  TRANSLATION     NUMBER OF                   NUMBER OF                SHAREHOLDERS'
                                                  ADJUSTMENTS      SHARES        AMOUNT       WARRANTS       AMOUNT       EQUITY
                                                   ----------    ----------    ----------    ----------    ----------  -------------
Balance, December 31, 1995, as restated ........   $   (6,558)     (628,583)   $   (6,636)     (451,357)   $   (7,278)   $  377,829
Comprehensive income:
    Net income .................................         --            --            --            --            --          73,297
    Currency translation adjustments ...........        1,311          --            --            --            --           1,311
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Comprehensive income ...........................        1,311          --            --            --            --          74,608
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Exercise of stock options and stock grants .....         --            --            --            --            --           3,873
Expiration of common stock warrants ............         --            --            --         451,357         7,278          --
Purchases of treasury stock ....................         --         (27,271)       (1,066)         --            --          (1,066)
Cash dividends to Wilson shareholders ..........         --            --            --            --            --            (380)
Treasury stock purchases of business acquired ..         --            --            --            --            --            (595)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1996 .....................   $   (5,247)     (655,854)   $   (7,702)         --      $     --      $  454,269
Comprehensive income:
    Net income .................................         --            --            --            --            --         121,329
    Currency translation adjustments ...........       (6,253)         --            --            --            --          (6,253)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Comprehensive income ...........................       (6,253)         --            --            --            --         115,076
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Exercise of stock options ......................         --            --            --            --            --           3,976
Cash dividends to Wilson shareholders ..........         --            --            --            --            --            (375)
Treasury stock purchases of business acquired ..         --            --            --            --            --            (901)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1997 .....................   $  (11,500)     (655,854)   $   (7,702)         --      $     --      $  572,045
Comprehensive income:
    Net income .................................         --            --            --            --            --          34,069
    Currency translation adjustments ...........          602          --            --            --            --             602
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Comprehensive income ...........................          602          --            --            --            --          34,671
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Exercise of stock options and stock grants .....         --            --            --            --            --             911
Shares issued in connection with a business
   combination .................................         --            --            --            --            --          26,500
Cash dividends to Wilson shareholders ..........         --            --            --            --            --             (93)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1998 .....................   $  (10,898)     (655,854)   $   (7,702)         --      $     --      $  634,034
                                                   ==========    ==========    ==========    ==========    ==========    ==========






   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                  1998          1997          1996
                                                                                ----------    ----------    ----------
                                                                                              (RESTATED)    (RESTATED)
                                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net income ................................................................   $   34,069    $  121,329    $   73,297
  Adjustments to reconcile net income to net cash
    provided by operating activities, excluding the
    net effects of purchase acquisitions:
      Depreciation and amortization .........................................       70,316        58,553        40,948
      Minority interests ....................................................       21,590        39,517        24,833
      Charge for merger, restructuring and other costs, net of tax benefits .       65,777          --            --
      Provision for losses on receivables ...................................        3,016         2,976         2,964
      Increase (decrease) in LIFO inventory reserves ........................       (1,013)        3,816         2,151
      Gain on disposal of property, plant and equipment .....................       (9,380)       (7,642)       (9,238)
      Foreign currency translation losses ...................................        1,207           138            62
  Changes in operating assets and liabilities:
    Receivables .............................................................       82,576      (118,932)      (52,305)
    Inventories, net ........................................................       (9,513)      (83,255)      (67,085)
    Accounts payable ........................................................      (62,324)       22,036        32,431
    Other current assets and liabilities ....................................      (57,137)      (12,431)        2,283
    Other non-current assets and liabilities ................................      (15,129)       12,786       (16,402)
                                                                                ----------    ----------    ----------
        Net cash provided by operating activities ...........................      124,055        38,891        33,939
                                                                                ----------    ----------    ----------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired ...........................      (34,685)      (80,656)     (104,683)
  Purchases of property, plant and equipment ................................     (119,204)     (113,146)      (87,927)
  Proceeds from disposal of property, plant and equipment ...................       16,443        14,467        18,393
                                                                                ----------    ----------    ----------
        Net cash used in investing activities ...............................     (137,446)     (179,335)     (174,217)
                                                                                ----------    ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ..................................       25,843       367,549       131,900
  Principal payments of long-term debt ......................................      (29,380)     (251,303)      (16,669)
  Net change in short-term borrowings .......................................       (1,044)       10,153        36,921
  Proceeds from exercise of stock options and warrants ......................          548         1,794         3,873
  Purchases of treasury stock ...............................................         --            (901)       (1,661)
  Cash dividends to Wilson shareholders .....................................          (93)         (375)         (380)
  Contributions from minority interest partner ..............................        2,712        16,092          --
                                                                                ----------    ----------    ----------

        Net cash provided by (used in) financing activities .................       (1,414)      143,009       153,984
                                                                                ----------    ----------    ----------
Effect of exchange rate changes on cash .....................................          413          (774)           25
                                                                                ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents ............................      (14,392)        1,791        13,731
Cash and cash equivalents at beginning of year ..............................       37,109        35,318        21,587
                                                                                ----------    ----------    ----------
Cash and cash equivalents at end of year ....................................   $   22,717    $   37,109    $   35,318
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

         The consolidated financial statements for the periods ended December 31, 1997 and 1996 have been restated to include the accounts of Wilson Industries, Inc. ("Wilson"). On April 30, 1998, the Company acquired all of the equity interests in Wilson in a transaction accounted for as a pooling of interests.

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

  Valuation of Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first out ("LIFO") or average cost methods. Inventory costs consist of materials, labor and factory overhead.

  Goodwill

         Goodwill, which represents the excess of costs over the fair value of net assets acquired, is amortized on a straight-line basis over 40 years. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.

                            SMITH INTERNATIONAL, INC.

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

  Financial Instruments

         The Company enters into various instruments, including derivatives, to manage interest rate and foreign exchange risks. Derivatives are limited in use and are not entered into for speculative purposes. The instruments are classified as for "purposes other than trading" under the provisions of SFAS No. 119.

         The Company enters into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. The differential to be received or paid is accrued, as interest rates change, and recognized currently in the Consolidated Statements of Operations.

         The Company enters into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments. Gains and losses on foreign exchange contracts are recognized currently and are generally offset by gains or losses on the related assets or liabilities. If the transaction qualifies as a hedge, the resulting gains and losses are deferred.

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

  Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This standard requires an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates.

  Revenue Recognition

         The Company's revenues are composed of product sales and rental, service and other revenues. The Company recognizes product sales revenues upon delivery to the customer. Rental, service and other revenues are recorded when such services are performed.

                            SMITH INTERNATIONAL, INC.

  Minority Interests

         The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amounts primarily represent the share of the M-I L.L.C. ("M-I") profits associated with the former minority partner's interest in those operations. In August 1998, the Company acquired the remaining 36 percent interest in the M-I operations from Halliburton Company ("Halliburton").

  Employee Benefits

         The Company accounts for postretirement benefits in accordance with SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

         In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" which standardizes the disclosures for pensions and other postretirement benefit plans and requires additional information related to changes in benefit obligations and the fair value of plan assets.

  Comprehensive Income

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components as part of the basic financial statements. The required disclosures are presented in the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income.


   Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.


2.  ACQUISITIONS

  Acquisition of Anchor Drilling Fluids, A.S.

         On June 11, 1996, M-I acquired the assets of Anchor Drilling Fluids, A.S. ("Anchor") in exchange for cash of approximately $105.3 million. Anchor is a Stavanger, Norway based operation which is principally engaged in providing drilling fluid products and services to the offshore oil and gas industry. The Company utilized $73.4 million of borrowings under new loan agreements to finance their portion of the purchase price and retire certain debt assumed in the acquisition. The former minority interest partner in M-I contributed $41.3 million to fund their portion of the purchase price and retire certain debt.

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

  Acquisition of Safeguard Disposal Systems, Inc.

         On May 27, 1998, the Company acquired all of the outstanding shares of Safeguard Disposal Systems, Inc. ("Safeguard"), a company engaged in the rental of vacuum and collection systems used in the oil and gas industry. The Company issued stock and cash consideration totaling $42.7 million in exchange for the equity interests of Safeguard and M-I acquired other Safeguard-related assets for $4.8 million. Subsequent to the acquisition date, the Company contributed the Safeguard assets to M-I partly in exchange for a $16.6 million contribution from the former minority interest partner.

  Acquisition of Minority Interest in M-I

         On August 31, 1998, the Company acquired the remaining 36 percent interest in M-I previously held by Halliburton. The Company issued a $265.0 million non-interest bearing promissory note to Halliburton in exchange for their minority ownership interest. The discounted value of the note, which matures on April 28, 1999, is classified as short-term borrowings in the accompanying balance sheet.

    Other Acquisitions

         In 1998, the Company completed the purchase of various other operations. These operations were acquired in exchange for cash of $20.5 million, consisting of purchase consideration and amounts due under earn-out arrangements, which was financed with borrowings against available lines of credit. Additionally, several other acquisitions were completed in 1997 and 1996 in exchange for consideration of $43.0 million and $6.2 million, respectively. These acquisitions have generally been financed with cash, new term loans or borrowings against available lines of credit.

         The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $86.4 million in 1998 and $54.2 million in 1997, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's current and prior year acquisitions had occurred on January 1, 1997 (in thousands, except per share amounts):

                                                     1998                        1997
                                                  -----------                -----------
                                                                (UNAUDITED)
Revenues.....................................     $ 2,129,011                $ 2,239,983
Net income...................................       $  39,002                  $ 135,587
Earnings per share :
      Basic..................................        $   0.80                   $   2.85
      Diluted................................        $   0.80                   $   2.82

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

                            SMITH INTERNATIONAL, INC.

         The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows:

           Fair value of assets, net of cash acquired...............................               $24,780
           Goodwill recorded........................................................                86,433
           Transaction and other related costs......................................                 9,681
           Less:  Total liabilities assumed.........................................               (43,149)
           Less:  Contribution from former minority interest partner................               (16,560)
           Less:  Common stock issued for consideration.............................               (26,500)
                                                                                                   --------
           Cash paid for acquisition of businesses, net of cash acquired............               $34,685
                                                                                                   =======

Acquisition of Wilson Industries, Inc.

         On April 30, 1998, the Company merged with Wilson, a Houston, Texas based provider of products and services to the worldwide petroleum and petrochemical industries. In connection with the merger, the Company issued a total of 7.9 million of its shares in exchange for all of the outstanding shares of common stock of Wilson. The transaction has been accounted for as a pooling of interests and, accordingly, the financial statements for the periods prior to the merger have been restated to include the accounts of Wilson.

         Wilson adopted SFAS No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" on January 1, 1995 in compliance with the reporting rules for non-public companies. In connection with the restatement, the Company conformed reporting for SFAS No. 106 to the requirements for public companies which increased Wilson's historical net income for the year ended December 31, 1995 by $3.3 million. During the periods presented, certain reclassification entries were necessary in order to conform Wilson's method of reporting to the Company's method. Other adjustments to conform Wilson's accounting policies were immaterial and have been accounted for on a prospective basis.


         The revenues and net income amounts included in the Consolidated Statements of Operations are disclosed in the following table with Wilson's amounts for the periods prior to the merger presented separately:

                                             Years Ended December 31,
                                 --------------------------------------------------
                                   1998               1997               1996
                                 -----------        -----------         -----------
           Revenues:
             Smith.........      $ 1,913,438        $ 1,563,144         $ 1,156,658
             Wilson........          205,277            604,808             495,248
                                 -----------        -----------         -----------
             Combined......      $ 2,118,715        $ 2,167,952         $ 1,651,906
                                 ===========        ===========         ===========

           Net Income:
             Smith.........      $    28,414        $   102,351         $    64,444
             Wilson........            5,655             18,978               8,853
                                 -----------        -----------         -----------
             Combined......      $    34,069        $   121,329         $    73,297
                                 ===========        ===========         ===========

                            SMITH INTERNATIONAL, INC.

3.  SPECIAL CHARGES

         During 1998, the Company recognized special charges totaling $97.4 million, or $69.3 million on an after-tax basis. Of that amount $82.5 million was recorded as merger and restructuring costs in the accompanying financial statements and relates to restructuring efforts undertaken in response to activity-level declines and costs required to consolidate and integrate the Wilson operations. The remaining $14.9 million of the charge consists of amounts required to reflect inventories at net realizable value and was recorded in costs of revenues.

         In order to reduce costs and improve productivity, the Company has initiated various restructuring efforts to streamline the organizational structure, consolidate manufacturing operations and exit certain product line offerings. These actions have resulted in the recognition of $52.5 million of restructuring charges as reflected below. The restructuring efforts included the termination of approximately 2,100 individuals across all business operations and job functions, including manufacturing, sales and administrative positions. Although certain of the employee reductions related to the combination of two separate business units and the elimination of duplicate cost structures, the majority of the reductions were in response to the activity-level declines associated with the industry downturn. The restructuring charge also includes amounts to close manufacturing facilities and exit certain business operations. These amounts include costs related to the closure and relocation of one of the Company's European manufacturing operations along with the exit costs for a manufacturing operation and certain product line offerings which were discontinued due to economic considerations in Latin America. The remainder of the restructuring charge relates to asset write-offs necessitated by the prevailing economic environment, including non-recoverable assets recorded in Indonesia and certain assets located in the U.S. which has no future value. The restructuring efforts will be substantially completed by the first quarter of 1999.

          In connection with the Wilson transaction, the Company recorded merger costs of approximately $30.0 million which consisted of transaction costs, including accounting, legal and investment banking costs and amounts to consolidate and integrate the existing Wilson operations. The remaining portion of the charge relates to severance costs, including payments required under "change of control" agreements, amounts incurred to relocate and consolidate two separate manufacturing operations located in the U.S. and write-off certain assets which were determined to have no future value.

         The significant components of the special charges are included below (in thousands):

           Employee terminations and related costs                                  $ 23,719
           Facility closure costs and exit costs for certain business
             operations                                                               15,500
           Write-off of certain assets and other miscellaneous costs                  13,281
                                                                                    --------
                Total restructuring costs                                             52,500

           Merger costs related to the Wilson transaction                             30,000
                                                                                    --------
               Total merger and restructuring costs                                   82,500

           Write-down of certain inventories                                          14,900
                                                                                    --------
                                                                                    $ 97,400
                                                                                    ========

         As of December 31, 1998, the remaining reserve for merger and restructuring costs approximated $36.3 million.


4.  EARNINGS PER COMMON SHARE

         In 1997, the Company adopted SFAS No. 128 "Earnings per Share". SFAS No. 128, which conforms the U.S. method of computing earnings per share ("EPS") with international accounting standards, requires dual presentation of basic and diluted EPS data. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. For purposes of the EPS computation, the 7.9 million

                            SMITH INTERNATIONAL, INC.

shares issued in connection with the Wilson transaction have been treated as if they had been issued and outstanding for all periods presented.

         The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                  1998         1997         1996
                                               ----------   ----------   ----------
        BASIC EPS

        Net income .........................   $   34,069   $  121,329   $   73,297
                                               ==========   ==========   ==========

        Weighted average number of common
          shares outstanding ...............       47,909       47,504       47,252
                                               ----------   ----------   ----------

        Basic EPS ..........................   $     0.71   $     2.55   $     1.55
                                               ==========   ==========   ==========

                                                  1998         1997         1996
                                               ----------   ----------   ----------
        DILUTED EPS

        Net income .........................   $   34,069   $  121,329   $   73,297
                                               ==========   ==========   ==========

        Weighted average number of common
          shares outstanding ...............       47,909       47,504       47,252
        Dilutive effect of stock options ...          432          579          528
                                               ----------   ----------   ----------
                                                   48,341       48,083       47,780
                                               ----------   ----------   ----------

        Diluted EPS ........................   $     0.70   $     2.52   $     1.53
                                               ==========   ==========   ==========

5.  INVENTORIES

         Inventories consist of the following at December 31:

                                                                1998           1997
                                                             -----------    -----------
  Raw materials ..........................................   $    43,612    $    35,845
  Work-in-process ........................................        57,913         79,080
  Products purchased for resale ..........................        72,444         91,159
  Finished goods .........................................       313,597        284,753
                                                             -----------    -----------
                                                                 487,566        490,837
  Reserves to state certain U.S. inventories
    ($221,653 and $191,448 in 1998 and 1997, respectively)
    on a LIFO basis ......................................       (21,861)       (22,874)
                                                             -----------    -----------
                                                             $   465,705    $   467,963
                                                             ===========    ===========

                            SMITH INTERNATIONAL, INC.

6. DEBT

         The following summarizes the Company's outstanding debt at December 31:

                                                                                         1998           1997
                                                                                      -----------    -----------
    CURRENT:
       Short-term note payable ....................................................   $   259,922    $      --
       Short-term borrowings ......................................................        63,036         61,010
       Current portion of long-term debt ..........................................        22,295         30,513
                                                                                      -----------    -----------
        Short-term borrowings and current portion of long-term debt ...............   $   345,253    $    91,523
                                                                                      ===========    ===========

    LONG-TERM:

       Notes:

       7% Senior Notes maturing September 2007 with an effective interest rate of
       7.07%. Interest payable semi-annually (presented net of
       unamortized discount of $917 and $1,009 in 1998 and 1997, respectively) ....   $   149,083    $   148,991

       Notes payable to insurance companies maturing between 2001 and 2006
       Interest payable quarterly or semi-annually at rates ranging from 7.24%
       to 9.83% ...................................................................        80,667        100,889

       7.7% senior secured notes maturing July 2007. Principal due in equal annual installments of $7.1 million beginning July 2001. Interest payable
       semi-annually ..............................................................        50,000         50,000

       Bank revolvers payable:

       $120.0 million revolving note expiring December 2002. Interest payable quarterly at base rate (7.75% at December 31, 1998) or adjusted
       Eurodollar interbank rate, as defined (5.83% at December
       31, 1998) and described below ..............................................        29,600         10,600

       M-I L.L.C. $80.0 million revolving note expiring December
       2002. Interest payable quarterly at base rate (7.75% at December
       31, 1998) or adjusted Eurodollar interbank rate, as defined (5.83%
       at December 31, 1998) and described below ..................................        46,000         37,000

       Wilson $40.0 million revolving credit facility retired in 1998 .............          --           15,300

       Term Loans:

       320.0 million Norwegian Krone term loan facility with a bank group .........
       Principal due in semi-annual installments of 32.0 million Krone through
       December 2000, remainder due March 2001. Interest payable semi-annually at a Eurokrone rate (8.19% at
       December 31, 1998), ranging from NIBOR + 3/8 to NIBOR + 3/4 ................        21,096         30,498

       Other                                                                               14,672          8,814
                                                                                      -----------    -----------
                                                                                          391,118        402,092
       Less current portion of long-term debt .....................................       (22,295)       (30,513)
                                                                                      -----------    -----------
       Long-term Debt .............................................................   $   368,823    $   371,579
                                                                                      ===========    ===========

                            SMITH INTERNATIONAL, INC.

         Principal payments of long-term debt for years subsequent to 1999 are as follows:

       2000.................................................................       $ 22,191
       2001.................................................................         58,415
       2002.................................................................         89,574
       2003.................................................................         10,472
       Thereafter...........................................................        188,171
                                                                                   --------
                                                                                   $368,823
                                                                                   ========

         The Company's short-term borrowings consist of amounts outstanding under short-term lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured short-term line of credit facilities with banks aggregating approximately $66 million. At December 31, 1998, approximately $38 million of additional borrowing capacity was available under these facilities. These lines of credit had a weighted average interest rate of 13 percent and 11 percent at December 31, 1998 and 1997, respectively. The remainder of the balance primarily related to short-term loans with a bank which carry interest at rates ranging from 6.44 to 6.62 percent and are scheduled to mature by March 29, 1999.

         In addition to the short-term borrowings, the Company also has a short-term note payable which was issued to Halliburton in connection with the acquisition of the remaining 36 percent interest in M-I. The $265 million non-interest bearing note matures on April 28, 1999 and is recorded in the accompanying financial statements at the discounted value.

         At December 31, 1998, the Company had $200 million of unsecured revolving credit agreements in addition to the short-term facilities discussed above. These agreements provide for the election of interest at a base rate or a Eurodollar rate of LIBOR + 30 basis points and require the payment of a quarterly commitment fee of one-tenth of one percent of the unutilized credit facility. The interest and commitment fee percentages are determined based upon the senior debt rating of the Company, as defined. As of December 31, 1998 the borrowing capacity under these lines of credit approximated $124 million.

         In connection with a public debt offering, the Company issued $150 million of unsecured 7 percent Senior Notes. The Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.

         The Company was in compliance with its loan covenants under the various loan indentures at December 31, 1998 or had received satisfactory waivers from its lenders. The indentures relating to its long-term debt contain certain covenants restricting the payment of cash dividends to the Company's common shareholders based on net income and operating cash flow formulas, as defined. The Company has not paid dividends on its common stock since the first quarter of 1986.

         Interest paid during the years ended December 31, 1998, 1997 and 1996 amounted to $40.8 million, $27.3 million and $20.3 million, respectively.

7.  FINANCIAL INSTRUMENTS

  Interest Rate Contracts

         From time to time, the Company enters into interest rate swaps with the intent of managing its exposure to interest rate risk. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating rates, for defined time periods.


         At December 31, 1998 and 1997, the Company had notional principal amounts of interest rate swaps on outstanding debt of $71.1 million and $80.5 million, respectively. These agreements, which are hedges against certain obligations, terminate between April 1999 and March 2001. Gains and losses from interest rate swaps are recognized currently in the Consolidated Statements of Operations.

         In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be collected.

                            SMITH INTERNATIONAL, INC.

  Foreign Currency Contracts and Options

         From time to time, the Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and currency commitments. The terms of these contracts generally do not exceed one year. Market value gains and losses are recognized currently, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. Gains or losses on contracts are deferred if the transaction qualifies as a hedge. At December 31, 1998 and 1997, foreign exchange contracts outstanding totaled $40.0 million and $20.9 million, respectively.

         The Company also purchases foreign exchange option contracts, with terms which generally do not exceed one year, to hedge certain operating exposures. Premiums paid under these contracts are expensed over the life of the option contract. Gains arising on these options are recognized at the time the options are exercised. The Company had $5.3 million and $12.0 million of foreign exchange option contracts outstanding at December 31, 1998 and 1997, respectively.

  Fair Value

                                                                           1998                          1997
                                                                   --------------------         -----------------------
                                                                   Recorded     Fair            Recorded         Fair
                                                                     Value      Value             Value          Value
                                                                   --------    --------         --------       --------
  Long-term debt............................................       $391,118    $392,451         $402,092       $404,087
  Interest rate swaps.......................................             --       (716)               --        (1,239)

         The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables, short-term debt and foreign currency contracts, approximates the carrying value due to the short-term nature of these instruments.

8.  INCOME TAXES

         The geographical sources of income before income taxes and minority interests for the three years ended December 31, 1998 were as follows:

                                                                       1998            1997              1996
                                                                     -------         --------          --------
   Income before income taxes and minority interests:
     U.S. ....................................................       $19,919         $141,418          $ 78,698
     Non-U.S..................................................        62,019           78,537            51,047
                                                                     -------         --------          --------
     Total....................................................       $81,938         $219,955          $129,745
                                                                     =======         ========          ========

                            SMITH INTERNATIONAL, INC.

         The income tax provision is summarized as follows:

                                         1998          1997          1996
                                      ----------    ----------    ----------
     Current -
       U.S ........................   $    9,117    $   28,636    $   14,081
       Non-U.S ....................       27,955        27,143        18,276
       State ......................        2,706         2,277         1,582
                                      ----------    ----------    ----------
                                          39,778        58,056        33,939
                                      ----------    ----------    ----------
     Deferred -
       U.S ........................      (10,301)       (3,393)       (2,753)
       Non-U.S ....................       (3,198)        4,446           429
                                      ----------    ----------    ----------
                                         (13,499)        1,053        (2,324)
                                      ----------    ----------    ----------
     Income tax provision .........   $   26,279    $   59,109    $   31,615
                                      ==========    ==========    ==========

         Deferred taxes are principally attributable to timing differences related to depreciation expense, restructuring reserves and net operating loss ("NOL") and tax credit carryforwards. The Company reported the tax benefit of operating loss carryforwards utilized in 1997 and 1996 as a reduction in the provision for income taxes in accordance with SFAS No. 109.

         The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. federal statutory tax rate as follows:

                                                                          1998         1997         1996
                                                                       --------     --------     --------
   U.S. federal statutory tax rate .................................       35.0%        35.0%        35.0%
   Utilization of U.S. net operating
     loss and tax credit carryforwards .............................       (5.6)        (5.0)        (8.2)
   Former minority partner's share of U.S. partnership earnings ....       (6.9)        (5.4)        (5.0)
   Permanent differences ...........................................        9.0          1.7          2.0
   Benefit of foreign sales corporation ............................       (3.9)         0.0          0.0
   State taxes, net ................................................        3.3          1.2          1.3
   Non-U.S. tax provisions which vary from the
     U.S. rate/non-U.S. losses with no
     tax benefit realized ..........................................        2.5         (0.3)         0.4
   Other items, net ................................................       (1.3)        (0.3)        (1.1)
                                                                       --------     --------     --------
   Effective tax rate ..............................................       32.1%        26.9%        24.4%
                                                                       ========     ========     ========

                            SMITH INTERNATIONAL, INC.

         The components of deferred taxes at December 31 are as follows:

                                                                                  NET
                                                      1998          1997         CHANGE
                                                   ----------    ----------    ----------
Deferred tax liabilities attributed
  to the excess of net book basis
  over remaining tax basis
  (principally depreciation):
    U.S ........................................   $  (24,038)   $  (14,018)   $  (10,020)
    Non-U.S ....................................      (15,347)      (11,124)       (4,223)
                                                   ----------    ----------    ----------
  Total deferred tax liabilities ...............      (39,385)      (25,142)      (14,243)
                                                   ----------    ----------    ----------

Deferred tax assets attributed to
  net operating loss and tax credit
  carryforwards:
    U.S ........................................       11,064        10,265           799
    Non-U.S ....................................       31,791        27,095         4,696

Other deferred tax assets (principally accrued
    liabilities not deductible until paid):
    U.S ........................................       56,131        29,293        26,838
    Non-U.S ....................................        6,738         5,910           828
                                                   ----------    ----------    ----------
      Subtotal .................................      105,724        72,563        33,161

Valuation allowance ............................      (38,284)      (35,412)       (2,872)
                                                   ----------    ----------    ----------

  Subtotal deferred tax assets .................       67,440        37,151        30,289
                                                   ----------    ----------    ----------

  Net deferred tax assets ......................   $   28,055    $   12,009    $   16,046
                                                   ==========    ==========    ==========

Balance sheet presentation:

  Deferred tax assets, net .....................   $   48,509    $   27,329
  Other assets .................................        9,757         1,765
  Other current liabilities ....................         (790)         (507)
  Deferred tax liabilities .....................      (29,421)      (16,578)
                                                   ----------    ----------
     Net deferred tax assets ...................   $   28,055    $   12,009
                                                   ==========    ==========

         For U.S. tax reporting purposes, the Company utilized all cumulative NOL and investment and other business credits available during 1997. At December 31, 1998, alternative minimum tax credits of $11.1 million, with no expiration, are available to reduce future U.S. income taxes. Total foreign operating loss carryforwards at December 31, 1998 are approximately $31.8 million, of which $24.5 million have been offset by recording a valuation reserve. These losses are available to reduce the future tax liabilities of their respective foreign entities. Approximately $22.5 million of these losses will carryforward indefinitely, while the remaining losses expire at various dates.

         Income taxes paid during the years ended December 31, 1998, 1997 and 1996 amounted to $40.7 million, $49.3 million and $20.9 million, respectively.

         The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $31.7 million at December 31, 1998, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

                            SMITH INTERNATIONAL, INC.

9.  CAPITAL STOCK

  Common stock warrants

         All outstanding common stock warrants, which allowed for conversion into shares of the Company's common stock, expired during 1996. No common stock warrants were outstanding at December 31, 1998, 1997 or 1996.

10.  STOCKHOLDERS' RIGHTS PLAN

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


11.  EMPLOYEE STOCK OPTIONS

         As of December 31, 1998, the Company had outstanding stock options granted under the 1989 Long-Term Incentive Compensation Plan ("1989 Plan"). Options are generally granted at the fair market value on the date of grant with matters such as vesting periods and expiration of options determined on a grant-by-grant basis. The options, exercisable at various dates through December 2008, are conditioned upon continued employment.

         During 1997, all options remaining under the 1982 Stock Option Plan were exercised or forfeited. No further options may be granted under this Plan.

         The Company has adopted the reporting standards of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 established financial accounting and reporting standards for stock-based employee compensation and for transactions in which equity instruments are issued to non-employees for the acquisition of goods and services. This standard requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the Consolidated Statements of Operations or making pro forma disclosures in the notes to the consolidated financial statements.

                            SMITH INTERNATIONAL, INC.

         The Company continues to apply APB Opinion 25 and related Interpretations in accounting for the Plan and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

                                                                  1998             1997               1996
                                                                --------         ---------          --------
         Net income              As reported                    $ 34,069         $ 121,329          $ 73,297
                                 Pro forma                      $ 31,517         $ 120,040          $ 72,811

         Earnings per share      As reported:
                                    Basic                       $   0.71         $    2.55          $   1.55
                                    Diluted                     $   0.70         $    2.52          $   1.53

                                 Pro forma:
                                    Basic                       $   0.66         $    2.53          $   1.54
                                    Diluted                     $   0.65         $    2.50          $   1.52

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which resulted in a weighted-average fair value of $10.87, $18.68 and $12.37 for grants made during the years ended December 31, 1998, 1997 and 1996, respectively. The following assumptions were used for option grants in 1998, 1997 and 1996, respectively; dividend yield of 1.7 percent, 1.5 percent and 1.6 percent; expected volatility of 39 percent, 19 percent and 23 percent; risk-free interest rates of 5.3 percent, 5.7 percent and 6.2 percent and an expected life of six years. The compensation expense included in the above pro forma net income may not be indicative of amounts to be included in future periods as the fair value of options granted prior to adopting SFAS 123 was not determined.

         A summary of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during those years is presented below:

                                                                    Weighted-Average
                                                         Shares        Exercise
                                                      Under Option      Price
                                                      ------------  -----------------
Outstanding at December 31, 1995 ..................     1,360,046     $    12.43

Options granted ...................................       252,670          40.79
Options forfeited .................................        (1,290)         17.88
Options exercised .................................      (348,408)         11.13
                                                       ----------

Outstanding at December 31, 1996 ..................     1,263,018          18.46

Options granted ...................................       284,500          69.06
Options forfeited .................................       (19,335)         18.03
Options exercised .................................      (159,021)         11.39
                                                       ----------

Outstanding at December 31, 1997 ..................     1,369,162          29.79

Options granted ...................................       876,000          23.56
Options forfeited .................................        (9,220)         51.03
Options exercised .................................       (33,186)         14.05
                                                       ----------

Outstanding at December 31, 1998 ..................     2,202,756     $    27.47
                                                       ==========

                            SMITH INTERNATIONAL, INC.

         The number of outstanding fixed stock options exercisable at December 31, 1997 and 1996 was 670,507 and 481,606, respectively. These options had a weighted-average exercise price of $15.22 and $12.13 at December 31, 1997 and 1996, respectively. The following summarizes information about fixed stock options outstanding at December 31, 1998:

                                      Options Outstanding                         Options Exercisable
                        -------------------------------------------------   ----------------------------
                                         Weighted -             Weighted-                      Weighted-
                                          Average               Average                         Average
Range of Exercise          Number        Remaining              Exercise       Number          Exercise
     Prices              Outstanding  Contractual Life           Price       Exercisable         Price
-----------------       ------------  ----------------        -----------   -------------      ---------
$ 8.38 - $10.31            171,935          4.3                $  9.26          171,935        $  9.26
$12.56 - $17.88            634,524          5.5                  14.39          581,704          14.15
$22.50 - $41.13          1,116,472          9.1                  27.28          118,318          40.82
$69.06                     279,825          8.9                  69.06           71,037          69.06
                        ----------                                             --------
                         2,202,756          7.6                $ 27.47          942,994        $ 20.74
                        ==========         ====                =======         ========        =======

         At December 31, 1998, there were 1,737,329 shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional Stock Appreciation Rights.

12.  EMPLOYEE BENEFITS

Pension Plans

         The Company has pension plans in the U.S. and the United Kingdom ("U.K."). In 1987, Smith and Wilson amended their defined benefit plans to freeze all future benefit accruals and prohibit the addition of any new participants. At that time, the plans covered substantially all full-time U.S. employees of the respective companies. Due to the freezing of the plans, no material contributions were made to the plans for any period presented. Although M-I sponsors certain defined benefit plans, most of the M-I employees are not covered by a pension plan.

         During 1997, a decision was made to terminate the U.K. pension plan and replace it with a defined contribution plan. All current and future obligations to plan participants are expected to be settled in 1999.

         The Company has several other pension plans covering certain U.S. and non-U.S. employees as well as a pension plan covering directors. Pension expense, benefit obligations and the fair value of plan assets for these plans were not material at or for the periods ended December 31, 1998, 1997 or 1996.

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

         M-I provides medical coverage to eligible retirees and their dependents under the M-I Drilling Fluids Retiree Medical Plan ("M-I Medical Plan"). Eligibility for inclusion in that plan; however, was closed as of January 1, 1994, to the majority of M-I's employees. M-I contributes to the cost of benefits under this plan; however, these costs are reviewed annually for inflation, and limited to a maximum 5 percent increase in M-I's contribution per year. Any costs in excess of M-I's maximum contribution are the responsibility of the retiree or their dependents.

                            SMITH INTERNATIONAL, INC.

         Although Wilson provides postretirement medical coverage to eligible retirees and their spouses, new employees have not been eligible for inclusion under this program since February 1987. Eligible individuals are able to continue primary medical coverage under Wilson's group insurance programs until reaching the age of 65 at which time such coverage becomes secondary for participants electing to remain in the program. Participating retirees are required to contribute a portion of the insurance premiums under the program with Wilson responsible for any costs in excess of those contributions.

         In 1998, the Company adopted the disclosure requirements of SFAS No.
132. The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying Consolidated Balance Sheets.

                                                          PENSION PLANS        POSTRETIREMENT BENEFIT PLANS
                                                     ------------------------  ----------------------------
                                                        1998          1997          1998          1997
                                                     ----------    ----------    ----------    ----------
Changes in benefit obligations:
  Benefit obligations at beginning of year .......   $   23,787    $   19,442    $   19,575    $   15,732
  Service cost ...................................          226           288           261           235
  Interest cost ..................................        1,628         1,486         1,224         1,208
  Plan participants contributions ................         --              96           341           314
  Actuarial loss (gain) ..........................        2,262         3,340        (1,471)        3,280
  Benefits paid ..................................       (1,501)         (865)       (1,411)       (1,194)
                                                     ----------    ----------    ----------    ----------
Benefit obligations at end of year ...............   $   26,402    $   23,787    $   18,519    $   19,575
                                                     ==========    ==========    ==========    ==========

Changes in plan assets:
  Fair value of plan assets at beginning of year .   $   23,700    $   19,376    $     --      $     --
  Actual return on plan assets ...................        4,220         4,531          --            --
  Employer contributions .........................          378           562         1,070           880
  Plan participants contribution .................         --              96           341           314
  Benefits paid ..................................       (1,501)         (865)       (1,411)       (1,194)
                                                     ----------    ----------    ----------    ----------
Fair value of plan assets at end of year .........   $   26,797    $   23,700    $     --      $     --
                                                     ==========    ==========    ==========    ==========

  Funded status ..................................   $      395    $      (87)   $  (18,519)   $  (19,575)
  Unrecognized net actuarial loss (gain) .........         (915)         (165)         (747)          719
  Unrecognized prior service cost ................         --            --          (1,075)       (2,015)
  Unrecognized net transition obligation .........         --             775          --            --
                                                     ----------    ----------    ----------    ----------
  Prepaid benefit (accrued liability) ............   $     (520)   $      523    $  (20,341)   $  (20,871)
                                                     ==========    ==========    ==========    ==========

                            SMITH INTERNATIONAL, INC.

         Assumptions used for financial reporting purposes to compute net benefit expense and its components are as follows:

                                                                PENSION PLANS             POSTRETIREMENT BENEFIT PLANS
                                                        -----------------------------     ----------------------------
                                                           1998             1997             1998            1997
                                                        ------------     ------------     ------------    ------------
Weighted average assumptions:
  Discount rate .....................................    5.50%-6.75%      6.75%-7.00%      6.16%-6.75%     6.70%-7.00%
  Expected return on plan assets ....................    5.50%-8.50%      6.75%-8.50%              N/A             N/A
  Rate of compensation increase in the U.K ..........
    (none in the U.S. due to freezing of benefits) ..            4.0%            5.25%             N/A             N/A

Components of net periodic benefit expense:
  Service cost ......................................   $        226     $        288     $        261    $        235
  Interest cost .....................................          1,628            1,486            1,224           1,208
  Return on plan assets .............................         (1,850)          (1,595)            --              --
  Amortization of prior service cost ................              1                1             (940)           (940)
  Amortization of loss (gain) .......................            144              156               (4)           (280)
                                                        ------------     ------------     ------------    ------------
  Net periodic benefit expense ......................   $        149     $        336     $        541    $        223
                                                        ============     ============     ============    ============

         The health care cost trend rate assumption can have a significant effect on the amounts reported. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $3.0 million and $0.1 million, respectively. A decrease of one percentage point in the health care cost trend rate would decrease the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $2.4 million and $0.1 million, respectively.

13.  RETIREMENT PLANS

         The Company established the Smith International, Inc. 401(k) Retirement Plan (the "Plan") for the benefit of all eligible employees. Employees may voluntarily contribute up to 12 percent of compensation, as defined, to the Plan. The Company makes retirement, matching and, in certain cases, discretionary matching contributions to each participant's account under the Plan. Participants receive a full match of the first 1 1/2 percent of their contributions along with a retirement contribution ranging from 2 percent to 6 percent of their qualified compensation. In addition, the Board of Directors may provide discretionary matching contributions based upon financial performance to participants who are employed by the Company on December 31. The Company's contributions to the Plan totaled approximately $5.1 million, $6.9 million and $4.9 million in 1998, 1997 and 1996, respectively.

         M-I has a Company Profit-Sharing and Savings Plan (the "M-I Plan") under which participating employees may defer up to 12 percent of their compensation, as defined. Under the terms of the M-I Plan, qualified employees are eligible to receive basic, matching and profit-sharing contributions with the approval of the Employee Benefits Committee, and in certain instances, the Board of Directors. Participants are eligible to receive a basic contribution equal to 3 percent of qualified compensation, and a full match of the first 1 1/2 percent of their contributions. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by M-I on December 31. Total contributions under the M-I Plan approximated $4.0 million in 1998, $5.0 million in 1997 and $4.2 million in 1996.

         Certain of the Company's subsidiaries sponsor various defined contribution plans. The Company's contributions under these plans for each of the three years in the period ended December 31, 1998 were immaterial.

                            SMITH INTERNATIONAL, INC.

14.  INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

         During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which modifies the required disclosures for operating segments of a business.

         Although the Company provides products to the petrochemical industry and certain industrial markets, over 90 percent of the Company's revenues are derived from sales to the oil and gas exploration and production industry. Accordingly, the Company operates in one reportable segment which consists of five business units - M-I Fluids, M-I SWACO, Smith Bits, Smith Drilling & Completions and Wilson Supply. These operations primarily manufacture and sell products and provide services used in the drilling, completion, production and maintenance of oil and gas wells. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe/Africa, the Middle East and the Far East. The Company's customers include major multi-national, independent and national, or state-owned, oil companies.

         The following table presents consolidated revenues by country:

                                                    1998         1997         1996
                                                  ----------   ----------   ----------
United States .................................   $1,017,016   $1,147,244   $  882,265
United Kingdom ................................      119,865      115,398       94,874
Canada ........................................      101,264       98,530       57,519
Venezuela .....................................       89,113      121,630       98,135
Other .........................................      791,457      685,150      519,113
                                                  ----------   ----------   ----------
                                                  $2,118,715   $2,167,952   $1,651,906
                                                  ==========   ==========   ==========

         The following table presents the net long-lived assets by country:

  United States ...............................   $  219,819   $  181,230   $  139,610
  United Kingdom ..............................       13,410       11,151        6,916
  Canada ......................................       18,569       20,082        4,340
  Venezuela ...................................       20,600       20,075       17,641
  Other .......................................      102,838       80,125       62,649
                                                  ----------   ----------   ----------
                                                  $  375,236   $  312,663   $  231,156
                                                  ==========   ==========   ==========

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

15.      COMMITMENTS AND CONTINGENCIES

  Leases

         The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $24.9 million, $20.2 million and $16.2 million in 1998, 1997 and 1996, respectively.

                            SMITH INTERNATIONAL, INC.

Future minimum payments under all non-cancelable operating leases having initial terms of one year or more are as follows:

          YEARS ENDING
          DECEMBER 31,                                                     AMOUNT
          ------------                                                    --------
              1999..................................................      $19,171
              2000..................................................       13,517
              2001..................................................       10,270
              2002..................................................        7,556
              2003..................................................        6,301
         Thereafter.................................................       29,081
                                                                          -------
                                                                          $85,896
                                                                          =======

  Litigation

         On October 29, 1996, the Company was served with a complaint in the U.S. District Court entitled Rock Bit International, Inc. v. Smith International, Inc. This lawsuit is a patent infringement dispute alleging that drill bits made by the Company infringe a U.S. patent owned by Rock Bit International ("RBI") which was issued on September 8, 1992. RBI alleges that the Company infringes its patent by making and selling certain three-cone rock bits having cutting structures covered by the claims of RBI's patent. The Company commenced discovery in late 1997 and has continued through late 1998. The Company is vigorously contesting this lawsuit and believes that it does not infringe the RBI patent and that the patent is invalid.

         The Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental

         Although the Company believes it is in substantial compliance with environmental protection laws, estimating the costs of compliance with these regulations is difficult considering the continual changes in environmental legislation.

         The Company is involved in several actions relating to alleged liability in connection with the U.S. Environmental Protection Agency's ("EPA") National Priorities List ("NPL") sites. The Company has been named as a potentially responsible party ("PRP") in the four NPL sites discussed below. Federal law generally imposes joint and several liability for site clean-up costs investigated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act") without regard to fault or site ownership considerations.

         Sheridan. The Company has been named a PRP in connection with the Sheridan Disposal Services Superfund site in Hempstead, Texas. On August 28, 1997, the Company reached a settlement and agreed to pay its allocable share of response costs incurred, with such share limited to the lesser of $3.0 million or 2.93 percent of actual response costs. Based upon an EPA Record of Decision, total remediation costs are estimated at approximately $28 million. On this basis, the Company's share would equal $0.8 million after taking into consideration amounts previously contributed.

         Operating Industries. The Company is currently negotiating a settlement related to the Operating Industries, Inc. ("OII") Superfund site located in Monterey Park, California. During 1998, the Company received a de minimus settlement offer from the EPA to discharge existing and future obligations related to OII site response costs. The Company expects to make future contributions of approximately $0.2 million to cover its allocable share of site remediation costs.

         Chemform. The Company has also been named a PRP in connection with the contamination of property located in Pompano Beach, Florida. In 1996, the EPA sought to collect approximately $0.8 million in response and oversite costs from the PRPs, of which the Company's share would have approximated $0.4 million. The Company and the other PRPs are contesting this claim and are requesting additional information.

         Casmalia. During 1998, the Company was named a PRP in connection with a Superfund site located in Santa Barbara County, California. Although the Company has received a settlement offer from the EPA approximating $0.5 million,

                            SMITH INTERNATIONAL, INC.

it intends to scrutinize and, if necessary, contest the amounts sought due to the disproportionate allocation of costs under the settlement.

         At December 31, 1998, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $2.9 million. The Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

16.  SUBSEQUENT EVENTS

         Subsequent to December 31, 1998, the Company announced the signing of a definitive agreement with Schlumberger Limited ("Schlumberger") related to the combination of the M-I and Schlumberger Dowell Drilling Fluid operations under a joint venture arrangement in which the Company would own 60 percent. The agreement requires Schlumberger to contribute certain assets to the joint venture and pay cash consideration of $280.0 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. The transaction is expected to close early in the second quarter of 1999 and is subject to, among other conditions, approval by the governmental and regulatory entities in the U.S. There are no assurances as to whether this transaction will be ultimately consummated.

         The Company is also negotiating a definitive agreement with Conemsco, Inc. ("Conemsco") related to the combination of certain operations to form an oilfield distribution and supply joint venture in which the Company would own 80 percent. The agreement requires Conemsco to contribute its distribution operations and its ownership interest in CE Franklin Ltd. in exchange for an interest in the combined operations. Additionally, the Company is required to pay cash consideration determined under the terms of the agreement in order to purchase a portion of Conemsco's ownership interest. The transaction is expected to close early in the second quarter of 1999 and is subject to approval by the Board of Directors of both companies. There are no assurances as to whether this transaction will be ultimately consummated.

17.      QUARTERLY INFORMATION (UNAUDITED)

1998                                    FIRST            SECOND            THIRD           FOURTH             YEAR
                                    --------------   --------------   --------------   --------------   --------------
Revenues ........................   $      578,933   $      557,749   $      520,209   $      461,824   $    2,118,715
                                    ==============   ==============   ==============   ==============   ==============
Gross profit ....................   $      181,846   $      172,876   $      154,565   $      119,772   $      629,059
                                    ==============   ==============   ==============   ==============   ==============
Net income (loss) ...............   $       33,577   $       (7,492)  $       24,053   $      (16,069)  $       34,069
                                    ==============   ==============   ==============   ==============   ==============
Basic earnings (loss) per share .   $         0.71   $        (0.16)  $         0.50   $        (0.33)  $         0.71
                                    ==============   ==============   ==============   ==============   ==============
Diluted earnings (loss) per share   $         0.70   $        (0.16)  $         0.50   $        (0.33)  $         0.70
                                    ==============   ==============   ==============   ==============   ==============

1997                                    FIRST            SECOND            THIRD           FOURTH             YEAR
                                    --------------   --------------   --------------   --------------   --------------
Revenues ........................   $      490,355   $      527,867   $      561,854   $      587,876   $    2,167,952
                                    ==============   ==============   ==============   ==============   ==============
Gross profit ....................   $      143,788   $      158,228   $      168,128   $      182,455   $      652,599
                                    ==============   ==============   ==============   ==============   ==============
Net income ......................   $       24,798   $       28,133   $       32,394   $       36,004   $      121,329
                                    ==============   ==============   ==============   ==============   ==============
Basic earnings per share ........   $         0.52   $         0.59   $         0.68   $         0.76   $         2.55
                                    ==============   ==============   ==============   ==============   ==============
Diluted earnings per share ......   $         0.52   $         0.59   $         0.67   $         0.75   $         2.52
                                    ==============   ==============   ==============   ==============   ==============

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

(A)  FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                               REFERENCE
                                                                                                               ---------
(1)      Financial statements included in this report:
         Report of Independent Public Accountants...........................................................       20
         Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996.................................................................       21
         Consolidated Balance Sheets at December 31, 1998 and 1997..........................................       22
         Consolidated Statements of Shareholders' Equity and Comprehensive Income
           for the years ended December 31, 1998, 1997 and 1996.............................................       24
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996.................................................................       25
         Notes to Consolidated Financial Statements.........................................................       26

(2)        Financial statement schedule for the years ended December 31, 1998,
           1997 and 1996:
         Report of Independent Public Accountants on Financial Statement Schedule...........................       51
         Schedule II-Valuation and Qualifying Accounts and Reserves.........................................       52

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

         (3)   EXHIBITS AND INDEX TO EXHIBITS


                  3.l       - Restated Certificate of Incorporation of the
                              Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                  3.2       - Bylaws of the Company as amended to date. Filed
                              as Exhibit 3.1 to the Company's report on Form 8-K dated August 13, 1998 (and filed on August 14,
                              1998) and incorporated herein by reference.

                  4.1       - Rights Agreement, dated as of June 19, 1990,
                              between the Company and First Chicago Trust
                              Company of New York. Filed as Exhibit 4.1 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                  4.2       - Form of Indenture between the Company and The
                              Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

                  4.3       - Form of Note. Filed as Exhibit 4.2 to Amendment
                              No. 1 to the Company's Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

                  9.        - Not applicable.

                  10.1      - Smith International, Inc. Supplemental Pension
                              Plan as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.2      - Smith International, Inc. 1989 Long Term
                              Incentive Compensation Plan, as amended to date. Filed as Exhibit 10.3 to the Company's report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

                  10.3      - Smith International, Inc. Directors' Retirement
                              Plan as amended to date. Filed as Exhibit 10.4 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.4      - Smith International, Inc. Supplemental Executive
                              Retirement Plan, as amended. Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                  10.5      - Supply Agreement dated April 2, 1987 between the
                              Company and TCM Holding Corporation and Rogers Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.6      - Amendment to Supply Agreement dated January 22,
                              1993 between the Company and Rogers Tool Works, Inc. Filed as Exhibit 10.7 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.7      - Supply Agreement dated October 1, 1989 between
                              the Company and Amforge-Smith Forge Company for the supply of forgings. Filed as Exhibit 10.8 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.8      - Employment Agreement dated December 10, 1987
                              between the Company and Douglas L. Rock. Filed as
                              Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                  10.9      - Employment Agreement dated January 2, 1991
                              between the Company and Neal S. Sutton. Filed as
                              Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.10     - Employment Agreement dated May 1, 1991 between
                              the Company and Richard A. Werner. Filed as
                              Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference

                  10.11     - Amendment to Employment Agreement dated October
                              16, 1989 between the Company and Douglas L. Rock. Filed as Exhibit 10.14 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.12     - Amendment to Employment Agreement dated January
                              2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.16 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.13     - Amendment to Employment Agreement dated May 1,
                              1991 between the Company and Richard A. Werner. Filed as Exhibit 10.17 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.14     - First Amendment to Amendment to Employment
                              Agreement dated November 12, 1992 between the Company and Doug Rock. Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.15     - First Amendment to Amendment to Employment
                              Agreement dated November 12, 1992 between the Company and Neal S. Sutton. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.16     - First Amendment to Amendment to Employment
                              Agreement dated November 12, 1992 between the Company and Dick Werner. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.17     - Long-Term Incentive Bonus Agreement dated
                              November 11, 1997 between the Company (as successor in interest to Wilson Industries, Inc.) and Michael R. Chaddick.

                  10.18     - Note Agreement, dated as of May 21, 1996,
                              between the Company and Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as Trustee for AT&T Master Pension Trust and The Maritime Life Assurance Company. Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.19     - First Amendment and Waiver dated as of May 5,
                              1997, between the Company and Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as Trustee for AT&T Master Pension Trust and The Maritime Life Assurance Company.

                  10.20     - Second Amendment dated as of July 31, 1998,
                              between the Company and Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as Trustee for AT&T Master Pension Trust and The Maritime Life Assurance Company.

                  10.21     - Loan Agreement dated as of April 4, 1996, by and
                              among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit
                              10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.22     - Loan Agreement dated as of April 4, 1996, by and
                              among M-I Drilling Fluids Company, L.L.C., Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.23     - First Amendment to Loan Agreement dated April 8,
                              1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                  10.24     - First Amendment to Loan Agreement dated April 8,
                              1997, by and among M-I Drilling Fluids, L.L.C., Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                  10.25     - Second Amendment to Loan Agreement dated
                              December 23, 1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.27 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                  10.28     - Second Amendment to Loan Agreement dated
                              December 23, 1997, by and among M-I Drilling
                              Fluids, L.L.C., Texas Commerce Bank National
                              Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit
                              10.28 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                  11.       - Not applicable.

                  12.       - Not applicable.

                  13.       - Not applicable.

                  18.       - Not applicable.

                  19.       - Not applicable.

                  21.1.     - Subsidiaries of the Company

                  23.1      - Consent of Independent Public Accountants.

                  27.1      - Financial Data Schedule for the twelve months
                              ended December 31, 1998.

                  27.2      - Restated Financial Data Schedule for the twelve
                              months ended December 31, 1997.

(B)      REPORTS ON FORM 8-K.

         The registrant filed a Form 8-K dated November 16, 1998 reporting under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits" required disclosure related to the acquisition of the remaining 36 percent interest in M-I from Halliburton.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Smith International, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Smith International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998, included in this Form 10-K, and have issued our report thereon dated January 29, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Part IV, Item 14(A)(2) for Smith International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
January 29, 1999

                                                                     SCHEDULE II

                            SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                      ADDITIONS             DEDUCTIONS
                                                                ---------------------       ----------
                                                 BALANCE AT     CHARGED                                        BALANCE
                                                  BEGINNING       TO                                           AT END
                                                  OF YEAR       EXPENSE      OTHER(a)       WRITE-OFFS         OF YEAR
                                                 ----------     -------      --------       ----------         -------
Allowance for Doubtful Accounts:
 Year Ended--December 31, 1998.................   $ 8,730       $ 3,016       $   58         $(1,367)          $ 10,437
 Year Ended--December 31, 1997(Restated).......   $ 9,114       $ 2,976       $   25         $(3,385)          $  8,730
 Year Ended--December 31, 1996(Restated).......   $ 8,514       $ 2,964       $  434         $(2,798)          $  9,114

(a) Amounts represent accounts receivable reserves related to acquisitions made by the Company during the years presented.

                                                                      ADDITIONS             DEDUCTIONS
                                                                ---------------------       ----------
                                                 BALANCE AT     CHARGED                     PAYMENTS         BALANCE
                                                  BEGINNING       TO                           AND           AT END
                                                  OF YEAR       EXPENSE       OTHER         WRITE-OFFS       OF YEAR
                                                 ----------     -------      --------       ----------       -------
Accrued merger and restructuring costs:
     Year Ended-December 31, 1998                   $ --        $ 82,500        $  --       $(46,201)        $36,299
     Year Ended-December 31, 1997                   $ --        $   --          $  --       $   --           $  --
     Year Ended-December 31, 1996                   $ --        $   --          $  --       $   --           $  --

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

March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ DOUGLAS L. ROCK               Chairman of the Board, Chief
-----------------------------       Executive Officer, President and
(Douglas L. Rock)                   Chief Operating Officer                  March 31, 1999

/s/ LOREN K. CARROLL              Executive Vice President                   March 31, 1999
-----------------------------
(Loren K. Carroll)

/s/ JOHN J. KENNEDY               Senior Vice President, Chief Financial
-----------------------------       Officer and Treasurer                    March 31, 1999
(John J. Kennedy)

/s/ BENJAMIN F. BAILAR            Director                                   March 31, 1999
-----------------------------
(Benjamin F. Bailar)

/s/ G. CLYDE BUCK                 Director                                   March 31, 1999
-----------------------------
(G.  Clyde Buck)

/s/ JAMES R. GIBBS                Director                                   March 31, 1999
-----------------------------
(James R. Gibbs)

/s/ JERRY W. NEELY                Director                                   March 31, 1999
-----------------------------
(Jerry W. Neely)

/s/ H. MOAK ROLLINS               Director                                   March 31, 1999
-----------------------------
(H. Moak Rollins)

                               INDEX TO EXHIBITS

                EXHIBIT
                  NO.         DESCRIPTION
                -------       -----------
                  3.l       - Restated Certificate of Incorporation of the
                              Company as amended to date. Filed as Exhibit 3.1
                              to the Company's report on Form 10-K for the year
                              ended December 31, 1993 and incorporated herein by
                              reference.

                  3.2       - Bylaws of the Company as amended to date. Filed
                              as Exhibit 3.1 to the Company's report on Form 8-K dated August 13, 1998 (and filed on August 14,
                              1998) and incorporated herein by reference.

                  4.1       - Rights Agreement, dated as of June 19, 1990,
                              between the Company and First Chicago Trust
                              Company of New York. Filed as Exhibit 4.1 to the
                              Company's report on Form 10-K for the year ended
                              December 31, 1997 and incorporated herein by reference.

                  4.2       - Form of Indenture between the Company and The
                              Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company's Registration Statement on Form
                              S-3 dated August 22, 1997 and incorporated herein by reference.

                  4.3       - Form of Note. Filed as Exhibit 4.2 to Amendment
                              No. 1 to the Company's Registration Statement on
                              Form S-3 dated September 9, 1997 and incorporated herein by reference.

                  9.        - Not applicable.

                  10.1      - Smith International, Inc. Supplemental Pension
                              Plan as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.2      - Smith International, Inc. 1989 Long Term
                              Incentive Compensation Plan, as amended to date.
                              Filed as Exhibit 10.3 to the Company's report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

                  10.3      - Smith International, Inc. Directors' Retirement
                              Plan as amended to date. Filed as Exhibit 10.4 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.4      - Smith International, Inc. Supplemental Executive
                              Retirement Plan, as amended. Filed as Exhibit 10.5 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                  10.5      - Supply Agreement dated April 2, 1987 between the
                              Company and TCM Holding Corporation and Rogers
                              Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended
                              December 31, 1995 and incorporated herein by reference.

                  10.6      - Amendment to Supply Agreement dated January 22,
                              1993 between the Company and Rogers Tool Works,
                              Inc. Filed as Exhibit 10.7 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.7      - Supply Agreement dated October 1, 1989 between
                              the Company and Amforge-Smith Forge Company for the supply of forgings. Filed as Exhibit 10.8 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                EXHIBIT
                  NO.         DESCRIPTION
                -------       -----------
                  10.8      - Employment Agreement dated December 10, 1987
                              between the Company and Douglas L. Rock. Filed as
                              Exhibit 10.11 to the Company's report on Form 10-K
                              for the year ended December 31, 1993 and
                              incorporated herein by reference.

                  10.9      - Employment Agreement dated January 2, 1991
                              between the Company and Neal S. Sutton. Filed as
                              Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.10     - Employment Agreement dated May 1, 1991 between
                              the Company and Richard A. Werner. Filed as
                              Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference

                  10.11     - Amendment to Employment Agreement dated October
                              16, 1989 between the Company and Douglas L. Rock.
                              Filed as Exhibit 10.14 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.12     - Amendment to Employment Agreement dated January
                              2, 1991 between the Company and Neal S. Sutton.
                              Filed as Exhibit 10.16 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.13     - Amendment to Employment Agreement dated May 1,
                              1991 between the Company and Richard A. Werner.
                              Filed as Exhibit 10.17 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                  10.14     - First Amendment to Amendment to Employment
                              Agreement dated November 12, 1992 between the
                              Company and Doug Rock. Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.15     - First Amendment to Amendment to Employment
                              Agreement dated November 12, 1992 between the
                              Company and Neal S. Sutton. Filed as Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.16     - First Amendment to Amendment to Employment
                              Agreement dated November 12, 1992 between the
                              Company and Dick Werner. Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                  10.17     - Long-Term Incentive Bonus Agreement dated
                              November 11, 1997 between the Company (as successor in interest to Wilson Industries, Inc.)
                              and Michael R. Chaddick.

                  10.18     - Note Agreement, dated as of May 21, 1996,
                              between the Company and Principal Mutual Life
                              Insurance Company, John Hancock Mutual Life
                              Insurance Company, John Hancock Variable Life
                              Insurance Company, IDS Certificate Company, Mellon
                              Bank, N.A., as Trustee for AT&T Master Pension
                              Trust and The Maritime Life Assurance Company.
                              Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.19     - First Amendment and Waiver dated as of May 5,
                              1997, between the Company and Principal Mutual
                              Life Insurance Company, John Hancock Mutual Life
                              Insurance Company, John Hancock Variable Life
                              Insurance Company, IDS Certificate Company, Mellon
                              Bank, N.A., as Trustee for AT&T Master Pension
                              Trust and The Maritime Life Assurance Company.

                EXHIBIT
                  NO.         DESCRIPTION
                -------       -----------
                  10.20     - Second Amendment dated as of July 31, 1998,
                              between the Company and Principal Mutual Life
                              Insurance Company, John Hancock Mutual Life
                              Insurance Company, John Hancock Variable Life
                              Insurance Company, IDS Certificate Company, Mellon
                              Bank, N.A., as Trustee for AT&T Master Pension
                              Trust and The Maritime Life Assurance Company.

                  10.21     - Loan Agreement dated as of April 4, 1996, by and
                              among the Company and Texas Commerce Bank National
                              Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit
                              10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.22     - Loan Agreement dated as of April 4, 1996, by and
                              among M-I Drilling Fluids Company, L.L.C., Texas
                              Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                  10.23     - First Amendment to Loan Agreement dated April 8,
                              1997, by and among the Company and Texas Commerce
                              Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.
                              Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                  10.24     - First Amendment to Loan Agreement dated April 8,
                              1997, by and among M-I Drilling Fluids, L.L.C.,
                              Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                  10.25     - Second Amendment to Loan Agreement dated
                              December 23, 1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.27 to the Company's report on Form 10-K for the year ended
                              December 31, 1997 and incorporated herein by reference.

                  10.28     - Second Amendment to Loan Agreement dated
                              December 23, 1997, by and among M-I Drilling
                              Fluids, L.L.C., Texas Commerce Bank National
                              Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit
                              10.28 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                  11.       - Not applicable.

                  12.       - Not applicable.

                  13.       - Not applicable.

                  18.       - Not applicable.

                  19.       - Not applicable.

                  21.1.     - Subsidiaries of the Company

                  23.1      - Consent of Independent Public Accountants.

                EXHIBIT
                  NO.         DESCRIPTION
                -------       -----------
                  27.1      - Financial Data Schedule for the twelve months
                              ended December 31, 1998.

                  27.2      - Restated Financial Data Schedule for the twelve
                              months ended December 31, 1997.