Form 10-Q
period 1999-03-31
SMITH INTERNATIONAL INC
filed 1999-05-17
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to _____________


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

                                 YES [X] NO [ ]


The number of shares outstanding of the Registrant's common stock as of May 12, 1999 was 48,875,640.

                                     INDEX


                                                                                                             Page No.
                                                                                                             --------
PART I:  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   Consolidated Statements of Operations -
                      For the Three Months Ended March 31, 1999 and 1998..................................      1


                  Consolidated Balance Sheets -
                      As of March 31, 1999 and December 31, 1998..........................................      2


                  Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 1999 and 1998..................................      3


                  Notes to Consolidated Financial Statements..............................................      4



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS................................................      7



     ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES........................................     12


PART II:  OTHER INFORMATION


     ITEMS 1 - 6..........................................................................................     13


SIGNATURES................................................................................................     14

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     1999           1998
                                                  ---------      ---------
REVENUES ....................................     $ 397,022      $ 578,933

COSTS AND EXPENSES:
  Costs of Revenues .........................       285,683        397,087
  Selling Expenses ..........................        69,907         86,550
  General and Administrative Expenses .......        20,943         22,204
  Other Non-Recurring Expenses ..............         7,899             --
  Gain on Sale ..............................       (10,520)            --
                                                  ---------      ---------
       Total Costs and Expenses .............       373,912        505,841
                                                  ---------      ---------

INCOME  BEFORE INTEREST AND TAXES ...........        23,110         73,092

INTEREST EXPENSE, NET .......................        12,075          9,113
                                                  ---------      ---------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS ........................        11,035         63,979

INCOME TAX PROVISION ........................         4,950         19,314
                                                  ---------      ---------

INCOME  BEFORE MINORITY INTERESTS ...........         6,085         44,665

MINORITY INTERESTS ..........................          (521)        11,088
                                                  ---------      ---------

NET INCOME ..................................     $   6,606      $  33,577
                                                  =========      =========

EARNINGS  PER SHARE:
  Basic .....................................     $    0.14      $    0.71
                                                  =========      =========
  Diluted ...................................     $    0.14      $    0.70
                                                  =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .....................................        48,159         47,572
  Diluted ...................................        48,607         48,053


The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                   (UNAUDITED)

                                                                               March 31,       December 31,
                                                                                 1999             1998
                                                                              -----------      -----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................     $    55,024      $    22,717
  Receivables, net ......................................................         367,636          424,054
  Inventories, net ......................................................         428,636          465,705
  Deferred tax assets, net ..............................................          48,287           48,509
  Prepaid expenses and other ............................................          34,744           36,170
                                                                              -----------      -----------
    Total current assets ................................................         934,327          997,155
                                                                              -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, NET ......................................         361,550          375,236

GOODWILL, NET ...........................................................         286,446          289,242

OTHER ASSETS ............................................................          99,742           97,355
                                                                              -----------      -----------

TOTAL ASSETS ............................................................     $ 1,682,065      $ 1,758,988
                                                                              ===========      ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ...........     $   331,397      $   345,253
  Accounts payable ......................................................         124,315          145,338
  Accrued payroll costs .................................................          48,826           46,296
  Income taxes payable ..................................................          26,268           32,402
  Accrued merger and restructuring costs ................................          10,305           36,299
  Other .................................................................          93,823           87,712
                                                                              -----------      -----------
      Total current liabilities .........................................         634,934          693,300
                                                                              -----------      -----------

LONG-TERM DEBT ..........................................................         343,510          368,823

DEFERRED TAX LIABILITIES ................................................          29,687           29,421

OTHER LONG-TERM LIABILITIES .............................................          24,145           23,903

MINORITY INTERESTS ......................................................           8,277            9,507

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000 shares authorized; no shares
  issued or outstanding in 1999 or 1998 .................................              --               --
 Common stock, $1 par value; 60,000 shares authorized; 48,857 shares
  issued and outstanding in 1999 (48,793 in 1998) .......................          48,857           48,793
  Additional paid-in capital ............................................         324,110          323,056
  Retained earnings .....................................................         287,391          280,785
  Cumulative translation adjustments ....................................         (11,144)         (10,898)
  Less - treasury securities, at cost; 656 common shares in
    1999 and 1998 .......................................................          (7,702)          (7,702)
                                                                              -----------      -----------
      Total shareholders' equity ........................................         641,512          634,034
                                                                              -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................     $ 1,682,065      $ 1,758,988
                                                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                    ----------------------
                                                                                      1999          1998
                                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...................................................................     $  6,606      $ 33,577
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization .............................................       18,763        17,002
    Minority interests ........................................................         (521)       11,088
    Provision for losses on receivables .......................................          444           494
    Gain on disposal of property, plant and equipment .........................       (2,045)       (1,732)
    Foreign currency translation losses .......................................          660           205
  Changes in operating assets and liabilities:
    Receivables ...............................................................       51,009       (18,503)
    Inventories, net ..........................................................       34,559       (37,594)
    Accounts payable ..........................................................      (20,547)      (22,727)
    Accrued merger and restructuring costs ....................................      (16,384)           --
    Other current assets and liabilities ......................................      (10,309)      (12,379)
    Other non-current assets and liabilities ..................................       (6,940)      (12,482)
                                                                                    --------      --------
Net cash provided by (used in) operating activities ...........................       55,295       (43,051)
                                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposal of business ............................................       29,662            --
Acquisition of businesses, net of cash acquired ...............................       (4,500)       (7,300)
Purchases of property, plant and equipment ....................................      (13,315)      (35,214)
Proceeds from disposal of property, plant and equipment .......................        4,001         3,871
                                                                                    --------      --------
Net cash provided by (used in) investing activities ...........................       15,848       (38,643)
                                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ......................................           --        73,722
Principal payments of long-term debt...........................................      (25,313)      (10,352)
Net decrease in short-term borrowings .........................................      (13,856)         (357)
Proceeds from exercise of stock options .......................................          714           274
Contributions from minority interest partner ..................................           --         4,572
Other .........................................................................           --           (92)
                                                                                    --------      --------
Net cash provided by (used in) financing activities ...........................      (38,455)       67,767
                                                                                    --------      --------
Effect of exchange rate changes on cash .......................................         (381)         (804)
                                                                                    --------      --------
Increase (decrease) in cash and cash equivalents ..............................       32,307       (14,731)
Cash and cash equivalents at beginning of period ..............................       22,717        37,109
                                                                                    --------      --------
Cash and cash equivalents at end of period ....................................     $ 55,024      $ 22,378
                                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest ........................................................     $ 10,014      $ 11,008
Cash paid for income taxes.....................................................     $  6,038      $  4,292

The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1998 Annual Report on Form 10-K.

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

2) NON-RECURRING ITEMS

         During the quarter, the Company recorded two non-recurring items which are included in total costs and expenses in the accompanying Consolidated Statements of Operations. The Company disposed of its industrial bentonite mine operations located in Greece in exchange for cash consideration of $29.7 million. Operating results for the first quarter of 1999 include a pretax gain of $10.5 million related to the disposition. Additionally, the Company recorded charges of $7.9 million in the first quarter of 1999 relating to the write-off of certain assets and the settlement of a customer receivable.

3) EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                   For the Three Months
                                                     Ended March 31,
                                                   --------------------
                                                     1999         1998
                                                   -------      -------
BASIC EPS

Net income ...................................     $ 6,606      $33,577
                                                   =======      =======

Weighted average number of common
  shares outstanding .........................      48,159       47,572
                                                   -------      -------

Basic EPS ....................................     $  0.14      $  0.71
                                                   =======      =======

                                                         For the Three Months
                                                            Ended March 31,
                                                         -------------------
DILUTED EPS

Net income .........................................     $ 6,606     $33,577
                                                         =======     =======

Weighted average number of common
  shares outstanding ...............................      48,159      47,572
Dilutive effect of stock options ...................         448         481
                                                         -------     -------
                                                          48,607      48,053
                                                         -------     -------
Diluted EPS ........................................     $  0.14     $  0.70
                                                         =======     =======


4) COMPREHENSIVE INCOME

         The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                               For the Three Months
                                                 Ended March 31,
                                             ----------------------
                                               1999          1998
                                             --------      --------
Net income .............................     $  6,606      $ 33,577

Currency translation adjustments .......         (246)       (1,470)
                                             --------      --------

Comprehensive income ...................     $  6,360      $ 32,107
                                             ========      ========

5) INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                        March 31,    December 31,
                                                          1999           1998
                                                       ---------     -----------
Raw materials ....................................     $  41,818      $  43,612
Work-in-process ..................................        48,225         57,913
Products purchased for resale ....................        67,042         72,444
Finished goods ...................................       294,622        313,597
                                                       ---------      ---------
                                                         451,707        487,566
Reserves to state certain domestic inventories
   ($214,542 and $221,653 in 1999 and 1998,
    respectively) on a LIFO basis ................       (23,071)       (21,861)
                                                       ---------      ---------

Inventories, net .................................     $ 428,636      $ 465,705
                                                       =========      =========

6) PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following (in thousands):


                                             March 31,     December 31,
                                                1999           1998
                                             ---------     -----------
Land ...................................     $  24,069      $  27,019
Buildings ..............................        74,511         72,560
Machinery and equipment ................       339,883        348,131
Rental tools ...........................       211,063        211,871
                                             ---------      ---------
                                               649,526        659,581
Less-accumulated depreciation ..........      (287,976)      (284,345)
                                             ---------      ---------

Property, plant and equipment, net......     $ 361,550      $ 375,236
                                             =========      =========



7) LITIGATION

         On October 29, 1996, the Company was served with a complaint in the U.S. District Court entitled Rock Bit International, Inc. v. Smith International, Inc. This lawsuit is a patent infringement dispute alleging that drill bits made by the Company infringe a U.S. patent owned by Rock Bit International ("RBI") which was issued on September 8, 1992. RBI alleges that the Company infringes its patent by making and selling certain three-cone rock bits having cutting structures covered by the claims of RBI's patent. The Company commenced discovery in late 1997 and continued through late 1998.
The Company is vigorously contesting this lawsuit and believes that it does not infringe the RBI patent and that the patent is invalid.

8) SUBSEQUENT EVENTS

         Short-term borrowings at March 31, 1999 include the discounted value of a $265.0 million non-interest bearing promissory note to Halliburton Company which matured and was paid in full on April 28, 1999. The Company utilized borrowings under existing credit facilities and entered into a new promissory note with a bank to fund the outstanding note balance. Loans under the new promissory note have maturities less than six months and carry an interest rate of LIBOR + 30 basis points. Additionally, the Company negotiated a committed $165.0 million revolving credit facility with a bank group for use in the event loans can not be funded under the promissory note. No amounts have been borrowed under the facility, which expires no later than December 31, 1999 and includes an annual commitment fee of 0.15 percent of the unutilized facility.

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

         The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. Drilling activity levels are primarily influenced by energy prices but may also be affected by expectations related to the worldwide supply for crude oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

         The Company's results for the first quarter were impacted by the continuing decline in U.S. drilling activity which decreased 20 percent from the average rig count levels experienced in the fourth quarter of 1998. Moreover, the North American rig count has deteriorated further in the second quarter and is currently 34 percent below the average drilling activity levels reported in the first quarter of 1999. Although the majority of the decline in North American activity is due to the annual spring break-up in Canada, the U.S. rig count has reached all-time record lows and is currently 8 percent below first quarter 1999 activity levels. To date, the recovery in crude oil prices, which have increased approximately 40 percent from the first quarter 1999 average, has not significantly impacted worldwide drilling activity. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, several factors have, and may continue to, impact activity levels on a short-term basis. OPEC Ministers approved production cuts late in the first quarter of 1999 which are intended to address the worldwide supply imbalance. If production levels are not reduced, management believes the oversupply in the market could continue to adversely impact demand for the Company's products and services. Additionally, major and independent oil companies, on which the Company relies for a large portion of its revenues, previously announced planned reductions in capital spending levels due to the weakness in crude oil prices. The recent recovery in the price of oil is not expected to increase spending by these customers and may not influence their spending decisions until prices are sustained for a prolonged period of time.

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

                                                                 For the Three Months Ended
                                                                          March 31,
                                                            -------------------------------------
                                                                 1999                  1998
                                                            -------------------------------------
                                                              Amount      %         Amount      %
                                                            ---------------     -----------------
          Revenues by Business Unit:
            M-I Fluids...................................    $ 177,870   45     $   230,228    40
            M-I SWACO....................................       28,031    7          36,693     6
            Smith Bits...................................       60,421   15          90,887    16
            Smith Drilling & Completions.................       57,157   14          84,522    15
            Wilson Supply................................       73,543   19         136,603    23
                                                            ----------  ---     -----------   ---
                    Total................................   $  397,022  100     $   578,933   100
                                                            ==========  ===     ===========   ===
          Revenues by Area:
            U.S..........................................   $  181,234   46     $   292,429    51
            Export.......................................       28,517    7          40,666     7
            Non-U.S......................................      187,271   47         245,838    42
                                                            ----------  ---     -----------   ---
                    Total................................   $  397,022  100     $   578,933   100
                                                            ==========  ===     ===========   ===
          Average Active Rig Count:
            U.S..........................................          552                  966
            Canada.......................................          290                  459
            Non-North America............................          620                  811
                                                            ----------          -----------
                    Total................................        1,462                2,236
                                                            ==========          ===========


M-I FLUIDS

         M-I Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I Fluids' revenues decreased $52.4 million, or 23 percent, over the first quarter of 1998. The revenue decline from the prior year related to lower volumes associated with the impact of weak oil prices on worldwide activity levels. On a geographic basis, the majority of the decrease was reported in the U.S. and Latin America which resulted from the activity declines and, to a lesser extent, the completion of several large projects in the first quarter of 1999.

M-I SWACO

         M-I SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I SWACO's revenues decreased $8.7 million, or 24 percent, from the first quarter of 1998. The quarter-to-quarter revenue decline related primarily to decreased demand for fluid processing equipment and services which was partially offset by incremental revenues from acquired operations. The lower revenues were reported in the U.S. and Latin America which experienced significant declines in activity levels from the prior year.

SMITH BITS

         Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit's MegaDiamond and Supradiamant subsidiaries manufacture polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. Smith Bits' revenues decreased $30.5 million, or 34 percent, over the first quarter of 1998. Over half of the revenue decline related to lower North American activity levels which resulted in decreased unit sales of petroleum three-cone bits. The favorable product mix and sales of larger-size diamond bits partially offset the impact of the decline in unit sales.

SMITH DRILLING & COMPLETIONS

         Smith Drilling & Completions manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions' revenues decreased $27.4 million, or 32 percent, from the first quarter of 1998. A majority of the revenue decline was reported in the U.S. and Europe/Africa which related to lower volumes associated with decreased activity levels in these areas. On a product basis, over half of the revenue decline resulted from lower tubular sales and decreased demand for remedial products and services.

WILSON SUPPLY

         Wilson Supply markets pipe, valves, fittings and other capital and expendable maintenance products to the petroleum and petrochemical industries primarily through an extensive network of U.S. supply branches. Wilson Supply's revenues decreased $63.1 million, or 46 percent, over the first quarter of 1998. On a geographic basis, the majority of the revenue decline was reported in the U.S. which was adversely impacted by the decline in activity levels. Decreased branch sales combined with lower tubular revenues resulting from volume declines and increased competitive pricing pressures accounted for the majority of the revenue variance.

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                     For the Three Months Ended
                                                                             March 31,
                                                           ---------------------------------------------
                                                              1999                     1998
                                                           ---------------------------------------------
                                                             Amount          %         Amount         %
                                                           ---------------------------------------------
Revenues..............................................     $  397,022       100    $   578,933       100
                                                           ----------              -----------

Gross profit..........................................        111,339        28        181,846        31

Operating expenses....................................         88,229        22        108,754        19
                                                           ----------        --    -----------        --

Income before interest and taxes......................         23,110         6         73,092        12
Interest expense, net.................................         12,075         3          9,113         1
                                                           ----------        --    -----------        --

Income before income taxes and
 minority interests...................................         11,035         3         63,979        11
Income tax provision..................................          4,950         1         19,314         3
                                                           ----------        --    -----------        --

Income before minority interests......................          6,085         2         44,665         8
Minority interests....................................           (521)        -         11,088         2
                                                           ----------        --    -----------        --

Net income............................................     $    6,606         2    $    33,577         6
                                                           ==========        ==    ===========        ==

         Total revenues for the first quarter of 1999 decreased $181.9 million, or 31 percent, from the prior year quarter. Oil prices remained weak throughout the majority of the quarter effecting drilling activity levels across all geographic regions. Over 60 percent of the revenue decrease was reported in the U.S. and related to the impact of a 46 percent decline in land-based drilling activity, which is generally more sensitive to energy price levels. Additionally, low commodity prices have resulted in decreased demand for the Company's products and services outside the U.S., particularly Latin America and Europe/Africa. If drilling activity remains at or below current levels, management believes reduced customer spending may continue to impact reported revenues in future periods.

         Gross profit declined $70.5 million, or 39 percent, as compared to the first quarter of 1998. Gross profit as a percentage of revenues decreased from 31 percent in the first quarter of the prior year to 28 percent in the first quarter of 1999. The variance in gross profit margins related primarily to the impact of the lower revenues on fixed cost coverage, as decreased manufacturing volumes and rental equipment utilization contributed to the overall decline. If revenues and related volumes decrease further, gross margins in future periods could be adversely impacted. Additionally, although product pricing has had a minimal impact on the reported margins to date; industry conditions have created increased price competition in the markets in which the Company participates, the effect of which may negatively impact the gross profit line.

         Operating expenses, consisting of selling expenses, general and administrative expenses and other non-recurring items, decreased $20.5 million, or 19 percent, over the first quarter of 1998. The quarter-to-quarter variance primarily related to decreased variable costs associated with lower revenues, with over half of the reduction attributable to a decline in employee headcount levels occurring in the last half of 1998. The remainder of the variance related to the gain on sale of an industrial mining operation which was partially offset by the recognition of a non-recurring charge for asset write-offs and the settlement of a customer receivable.

         Net interest expense, which represents interest expense less interest income, increased $3.0 million, or 33 percent, from the first quarter of 1998. Inclusion of notional interest on the $265.0 million non-interest bearing note issued in connection with the purchase of the minority ownership interest in M-I accounted for the increase. Increased repayments of borrowings under revolving credit facilities partially offset the impact of the recorded notional interest

         The effective tax rate for the first quarter of 1999 approximated 45 percent, which is an increase from the 30 percent rate reported in the comparable period of the prior year and higher than the U.S. statutory rate. The rate exceeded both the prior year effective rate and the statutory rate due primarily to the inclusion of non-deductible costs associated with the sale of one of the Company's mining operations. Additionally, the impact of acquiring the minority interest ownership in M-I also contributed to the increase from the prior year quarter. Prior to acquiring the minority interest ownership in M-I, the Company properly consolidated the pretax income related to the former minority interest partner's share of U.S. partnership earnings but excluded the related taxes.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. For the prior year period, minority interests amounts primarily represent the share of M-I profits associated with the former minority partner's interest in those operations. Minority interests decreased $11.6 million from the first quarter of 1998 due to the impact of acquiring Halliburton's ownership interest in M-I.

LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents increased $32.3 million during the three month period and equaled $55.0 million at March 31, 1999. The Company's operations generated $55.3 million of cash flows in the first quarter of 1999 which is a $98.3 million increase over the amounts reported in the comparable period of the prior year. The effect of the decline in drilling activity on operations favorably impacted working capital levels, with decreased inventory and receivables accounting for the increased operating cash flow from the first quarter of 1998. Cash flows from operations were sufficient to fund capital expenditures and acquisition requirements resulting in repayments of borrowings under available facilities.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving line of credit facilities, which are available for operating and financing needs had additional borrowing capacity of $178.6 million, at March 31, 1999. Subsequent to quarter-end, the Company repaid obligations under a short-term note by utilizing a portion of the available credit facility and entering into a promissory note with a bank. The promissory note is supported by a new $165.0 million revolving credit facility which is currently undrawn. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity, including the anticipated proceeds from the Schlumberger Limited ("Schlumberger") transaction discussed below will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

         On October 29, 1996, the Company was served with a complaint in the U.S. District Court entitled Rock Bit International, Inc. v. Smith International, Inc. This lawsuit is a patent infringement dispute alleging that drill bits made by the Company infringe a U.S. patent owned by Rock Bit International ("RBI") which was issued on September 8, 1992. RBI alleges that the Company infringes its patent by making and selling certain three-cone rock bits having cutting structures covered by the claims of RBI's patent. The Company commenced discovery in late 1997 and continued through late 1998. The Company is vigorously contesting this lawsuit and believes that it does not infringe the RBI patent and that the patent is invalid.

         The Company is currently negotiating the combination of its drilling fluids and supply distribution operations under separate joint venture arrangements. The combination of the M-I and Schlumberger Dowell Drilling Fluid operations is subject to U.S. Department of Justice approval which, as of the current date, has not been obtained. Under this joint venture arrangement, Schlumberger will contribute certain assets and pay cash consideration of $280.0 million to the Company in exchange for a 40 percent ownership interest in the combined operations. The Company is also negotiating the combination of the Wilson Supply and certain Conemsco, Inc. ("Conemsco") operations to form an oilfield distribution and supply joint venture in which the Company would own the majority interest. Under this joint venture arrangement, which is not expected to be finalized until completion of the Schlumberger transaction, the Company may be required to pay cash consideration in order to purchase a portion of Conemsco's ownership interest. Although there are no assurances as to whether either of these transactions will be ultimately consummated, in the event these are completed, future cash outlays may be required to combine and consolidate the previously separate operations. Aside from the potential transactions discussed above, management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

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

         In the first quarter of 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". The statement requires costs of start-up activities and organization costs to be expensed as incurred. The adoption did not have a material adverse impact on the Company's financial position or results of operations.

YEAR 2000

         The Company continues to implement modifications to its business systems in order to achieve Year 2000 date conversion compliance without an effect on customers or business operations.

         The Company's business systems are comprised of a mix of off-the-shelf and internally-developed systems that vary greatly in size, complexity and technical architecture. The Company's Year 2000 task force has performed a complete review of all systems and has finalized the identification of the critical and non-critical components within five defined groups. The necessary changes in computer instructional code continue to be made by upgrading the off-the-shelf software in which the application was created. Year 2000 compliance for the majority of the Company's enterprise applications was achieved with the Oracle 10.7 implementation in the first quarter of 1998. The Company continues to install new applications and upgrade existing ones in order to bring applications for international locations into compliance and migration or replacement plans are in place for systems that are not currently Year 2000 compliant. As of March 31, 1999 all of the Company's critical systems were Year 2000 compliant and the Company expects all non-critical systems will be compliant by the third quarter of 1999. At March 31, 1999, the Company estimates that the implementation and testing process for both Information Technology ("IT") and non-IT systems was over 85 percent complete.

         During 1998, the Company communicated with major suppliers, financial institutions and others with whom it does business to address their compliance efforts and the Company's exposure in the event of the failure of these efforts. The Company has validated the responses received and is in the final stage of collecting additional vendor information as warranted. The Company has determined that the majority of its suppliers and financial institutions are Year 2000 compliant. However, in the event of non-compliance of any of these suppliers or financial institutions, a written contingency program has been developed. Management continues to believe that non-compliance by the Company's suppliers is insignificant but failure of its financial institutions could have a material effect on the Company's financial position or results of operations.

         The estimated costs related to achieving Year 2000 compliance are not expected to have a material impact on the Company's financial condition or results of operations. All expenditures related to the Year 2000 initiative will be funded with cash flows from operations.



ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

         The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. These risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are not considered to be material to the Company. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company's Annual Report on Form 10-K.

     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

        (10)      Material Contracts.

         10.1 Amendment to Loan Agreement and Interest Rate Agreement dated August 31, 1998, by and among M-I LLC and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial parties thereto.

         10.2 Amendment to Loan Agreement dated August 31, 1998, by and among the Company and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial institutions parties thereto.

         10.3 Amendment to Loan Agreement dated December 31, 1998, by and among the Company and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial institutions parties hereto.

        (27)      Financial Data Schedules.

         27.1 Financial Data Schedule for the three month period ended March 31, 1999.

         27.2 Restated Financial Data Schedule for the three month period ended March 31, 1998

         (b)      Reports on Form 8-K

                   The Registrant filed a Form 8-K dated January 7, 1999,
              reporting under "Item 5. Other Events", related to a press release announcing the Company's outlook for the fourth quarter of 1998.

                 The Registrant filed a Form 8-K dated February 4, 1999,
              reporting under "Item 5. Other Events", related to a press release announcing 1998 fiscal year results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SMITH INTERNATIONAL, INC.
                                Registrant



Date:     May 15, 1999          By: /s/ Douglas L. Rock
     --------------------         -------------------------------
                                  Douglas L. Rock
                                  Chairman of the Board, Chief Executive
                                  Officer, President and Chief Operating
                                  Officer





Date:     May 15, 1999          By:  /s/ John J. Kennedy
     --------------------         -------------------------------
                                  John J. Kennedy
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  10.1 Amendment to Loan Agreement and Interest Rate Agreement dated August 31, 1998, by and among M-I LLC and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial parties thereto.

  10.2 Amendment to Loan Agreement dated August 31, 1998, by and among the Company and Chase Bank of Texas, National
           Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial institutions parties thereto.

  10.3 Amendment to Loan Agreement dated December 31, 1998, by and among the Company and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial institutions parties hereto.

  27.1     Financial Data Schedule for the three month period ended March
           31, 1999.

  27.2 Restated Financial Data Schedule for the three month period ended March 31, 1998