Form 10-Q
period 1999-06-30
SMITH INTERNATIONAL INC
filed 1999-08-16
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to
                                         --------  ---------

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


         The number of shares outstanding of the Registrant's common stock as of August 12, 1999 was 49,455,420.

                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I:  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Operations -
                      For the Three and Six Months Ended June 30, 1999 and 1998..........           1


                  Consolidated Balance Sheets -
                      As of June 30, 1999 and December 31, 1998..........................           2


                  Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 1999 and 1998....................           3


                  Notes to Consolidated Financial Statements.............................           4



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS...............................           8



PART II:  OTHER INFORMATION


     ITEMS 1 - 6.........................................................................          15


SIGNATURES...............................................................................          16

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      Three Months Ended                 Six Months Ended
                                                          June 30,                         June 30,
                                                 ----------------------------      ----------------------------
                                                    1999             1998             1999             1998
                                                 -----------      -----------      -----------      -----------
REVENUES ...................................     $   389,695      $   557,749      $   786,717      $ 1,136,682

COSTS AND EXPENSES:
  Costs of Revenues ........................         291,010          384,873          576,693          781,960

  Selling Expenses .........................          70,791           86,480          140,698          173,030

  General and Administrative Expenses ......          21,479           20,397           42,422           42,601
  Gain on Sale .............................              --               --          (10,520)              --
  Merger, Restructuring and Other
    Non-Recurring Costs ....................              --           55,000            7,899           55,000
                                                 -----------      -----------      -----------      -----------

       Total Costs and Expenses ............         383,280          546,750          757,192        1,052,591

                                                 -----------      -----------      -----------      -----------

INCOME BEFORE INTEREST AND TAXES ...........           6,415           10,999           29,525           84,091

INTEREST EXPENSE, NET ......................          11,297            9,813           23,372           18,926
                                                 -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS .......................          (4,882)           1,186            6,153           65,165

INCOME TAX PROVISION (BENEFIT) .............          (1,455)           2,322            3,495           21,636
                                                 -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS ....          (3,427)          (1,136)           2,658           43,529

MINORITY INTERESTS .........................            (406)           6,356             (927)          17,444
                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS) ..........................     $    (3,021)     $    (7,492)     $     3,585      $    26,085
                                                 ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE:
  Basic ....................................     $     (0.06)     $     (0.16)     $      0.07      $      0.55
                                                 ===========      ===========      ===========      ===========
  Diluted ..................................     $     (0.06)     $     (0.16)     $      0.07      $      0.54
                                                 ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ....................................          48,421           47,793           48,291           47,683
  Diluted ..................................          48,421           47,793           48,852           48,155


   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                   (UNAUDITED)

                                                                                         June 30,      December 31,
                                                                                           1999            1998
                                                                                       ------------    ------------
                                          ASSETS
       CURRENT ASSETS:
         Cash and cash equivalents..............................................       $     24,804    $    22,717
         Receivables, net.......................................................            389,419        424,054
         Inventories, net.......................................................            456,771        465,705
         Deferred tax assets, net...............................................             56,452         48,509
         Prepaid expenses and other.............................................             29,217         36,170
                                                                                       ------------    -----------
           Total current assets.................................................            956,663        997,155
                                                                                       ------------    -----------

       PROPERTY, PLANT AND EQUIPMENT, NET.......................................            377,656        375,236

       GOODWILL, NET............................................................            304,934        289,242

       OTHER ASSETS.............................................................            108,012         97,355
                                                                                       ------------    -----------

       TOTAL ASSETS.............................................................       $  1,747,265    $ 1,758,988
                                                                                       ============    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES:
         Short-term borrowings and current portion of long-term debt............       $    253,922    $   345,253
         Accounts payable.......................................................            162,723        145,338
         Accrued payroll costs..................................................             47,120         46,296
         Income taxes payable...................................................             19,228         32,402
         Accrued merger and restructuring costs.................................                 --         36,299
         Other..................................................................             94,009         87,712
                                                                                       ------------    -----------
             Total current liabilities..........................................            577,002        693,300
                                                                                       ------------    -----------

       LONG-TERM DEBT...........................................................            429,532        368,823

       DEFERRED TAX LIABILITIES.................................................             32,038         29,421

       OTHER LONG-TERM LIABILITIES..............................................             23,446         23,903

       MINORITY INTERESTS.......................................................             23,602          9,507

       SHAREHOLDERS' EQUITY:
         Preferred Stock, $1 par value; 5,000 shares authorized; no shares
           issued or outstanding in 1999 or 1998................................                 --             --
         Common Stock, $1 par value; 60,000 shares authorized; 49,442 shares
           issued and outstanding in 1999 (48,793 in 1998)......................             49,442         48,793
         Additional paid-in capital.............................................            348,164        323,056
         Retained earnings......................................................            284,370        280,785
         Cumulative translation adjustments.....................................            (12,629)       (10,898)
         Less - treasury securities, at cost; 656 common shares in 1999 and 1998.            (7,702)        (7,702)
                                                                                        -----------     ----------
             Total shareholders' equity.........................................            661,645        634,034
                                                                                        -----------     ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................        $ 1,747,265     $1,758,988
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

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                 ------------------------
                                                                                   1999           1998
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................................     $   3,585      $  26,085
  Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization ..........................................        37,257         34,020
    Minority interests .....................................................          (927)        17,444
    Provision for losses on receivables ....................................           643          1,326
    Gain on disposal of property, plant and equipment ......................        (3,578)        (4,130)
    Foreign currency translation losses ....................................           737            253
    Reserve for merger and restructuring costs, net of tax benefit .........            --         37,217
  Changes in operating assets and liabilities:
    Receivables ............................................................        78,190          7,966
    Inventories, net .......................................................        54,170        (48,937)
    Accounts payable .......................................................       (30,833)       (16,747)
    Accrued merger and restructuring costs .................................       (33,285)            --
    Other current assets and liabilities ...................................       (23,681)       (21,983)
    Other non-current assets and liabilities ...............................        (8,478)       (19,470)
                                                                                 ---------      ---------

Net cash provided by operating activities ..................................        73,800         13,044
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposal of operations .......................................        44,218             --
Acquisition of businesses, net of cash acquired ............................      (285,093)       (19,313)
Purchases of property, plant and equipment .................................       (26,591)       (67,382)
Proceeds from disposal of property, plant and equipment ....................         8,016          7,893
                                                                                 ---------      ---------

Net cash used in investing activities ......................................      (259,450)       (78,802)
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ...................................        49,855         84,263
Principal payments of long-term debt .......................................       (20,966)       (20,008)
Net increase (decrease) in short-term borrowings ...........................       157,232         (4,210)
Proceeds from exercise of stock options ....................................         1,171            378
Contributions from minority interest partner, net ..........................            --          2,712
                                                                                 ---------      ---------

Net cash provided by financing activities ..................................       187,292         63,135
                                                                                 ---------      ---------

Effect of exchange rate changes on cash ....................................           445            (83)
                                                                                 ---------      ---------

Increase (decrease) in cash and cash equivalents ...........................         2,087         (2,706)
Cash and cash equivalents at beginning of period ...........................        22,717         37,109
                                                                                 ---------      ---------

Cash and cash equivalents at end of period .................................     $  24,804      $  34,403
                                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest .....................................................     $  18,841      $  20,286
Cash paid for income taxes .................................................     $  13,766      $  21,636

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS


         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1998 Annual Report on Form 10-K and other current filings with the Commission.

         The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the interim periods. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. Results for the interim periods are not necessarily indicative of results for the year.

2)  ACQUISITIONS

     On May 28, 1999, the Company acquired certain operations of ConEmsco, Inc. ("CE") and CE's majority ownership interest in CE Franklin, Ltd., businesses primarily engaged in oilfield supply and distribution in the U.S. and Canada. In connection with the acquisition, the Company issued 548,527 shares of common stock and a $30.0 million note payable to the seller. The acquisition has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $20.7 million, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to the acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The unaudited pro forma supplemental information for the six months ended June 30, 1999 and 1998 is presented below (in thousands, except per share amounts):

                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                ------------------------------
                                                                                    1999             1998
                                                                                -------------    -------------
         Revenues.........................................................      $     893,870    $  1,384,122
         Net income (loss)................................................      $      (5,011)   $     29,810
         Earnings (loss) per share:
           Basic..........................................................      $       (0.10)   $       0.61
           Diluted........................................................      $       (0.10)   $       0.61

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combination been in effect at the date indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to the business acquisition amount included in the Consolidated Statements of Cash Flows for the six months ended June 30, 1999 (in thousands):

         Fair value of assets, net of cash acquired......................     $   139,560
         Goodwill recorded...............................................          20,691
         Note payment related to 1998 acquisition........................         265,000
         Less:  Total liabilities assumed................................         116,434
         Less:  Common stock issued for consideration....................          23,724
                                                                              -----------
         Acquisition of businesses, net of cash acquired.................     $   285,093
                                                                              ===========


3)  NON-RECURRING ITEMS

         The Company recorded two non-recurring items in the first quarter of 1999 reflected in total costs and expenses in the accompanying Consolidated Statements of Operations. The Company disposed of its industrial bentonite mining operations located in Greece in exchange for cash consideration of $29.7 million and recognized a pretax gain of $10.5 million related to the disposition. Additionally, the Company recorded charges of $7.9 million associated with the write-off of certain assets and the settlement of a customer receivable during the first quarter of 1999.

4)  EARNINGS PER SHARE

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

                                                                  For the Three Months        For the Six Months
                                                                   Ended June 30,               Ended June 30,
                                                                 ---------------------       ---------------------
                                                                   1999        1998            1999         1998
                                                                 --------     --------       --------     --------
BASIC EPS

Net income (loss) ..........................................     $ (3,021)    $  (7,492)     $  3,585     $ 26,085
                                                                 ========     =========      ========     ========

Weighted average number of common
  shares outstanding .......................................       48,421        47,793        48,291       47,683
                                                                 --------     ---------      --------     --------

Basic earnings (loss) per share ............................     $  (0.06)    $   (0.16)     $   0.07     $   0.55
                                                                 ========     =========      ========     ========




DILUTED EPS

Net income (loss) ..........................................     $ (3,021)     $ (7,492)     $  3,585     $ 26,085
                                                                 ========     =========      ========     ========

Weighted average number of common
  shares outstanding .......................................       48,421        47,793        48,291       47,683
Dilutive effect of stock options ...........................           --            --           561          472
                                                                 --------     ---------      --------     --------
                                                                   48,421        47,793        48,852       48,155
                                                                 --------     ---------      --------     --------

Diluted earnings (loss) per share ..........................     $  (0.06)    $   (0.16)     $   0.07     $   0.54
                                                                 ========     =========      ========     ========

5)  COMPREHENSIVE INCOME

         The Company's comprehensive income (loss), which encompasses net operating results and currency translation adjustments, is as follows (in thousands):

                                           For the Three Months         For the Six Months
                                              Ended June 30,              Ended June 30,
                                          ----------------------      ----------------------
                                            1999          1998          1999          1998
                                          --------      --------      --------      --------
Net income (loss) ...................     $ (3,021)     $ (7,492)     $  3,585      $ 26,085

Currency translation adjustments ....       (1,485)          380        (1,731)         (653)
                                          --------      --------      --------      --------

Comprehensive income (loss) .........     $ (4,506)     $ (7,112)     $  1,854      $ 25,432
                                          ========      ========      ========      ========

6)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                        June 30,       December 31,
                                                          1999             1998
                                                        ---------      ------------
Raw materials .....................................     $  42,736      $     43,612
Work-in-process ...................................        46,473            57,913
Products purchased for resale .....................       109,427            72,444
Finished goods ....................................       282,006           313,597
                                                        ---------      ------------
                                                          480,642           487,566
Reserves to state certain domestic inventories
   ($209,265 and $221,653 in 1999 and 1998,
    respectively) on a LIFO basis .................       (23,871)          (21,861)
                                                        ---------      ------------

Inventories, net ..................................     $ 456,771      $    465,705
                                                        =========      ============

7)  DEBT

         The following summarizes the Company's outstanding debt (in thousands):


                                                  June 30,       December 31,
                                                    1999             1998
                                                  ---------      ------------

Current:
Short-term notes payable ....................     $ 180,500      $    259,922
Short-term bank borrowings ..................        50,952            63,036
Current portion of long-term debt ...........        22,470            22,295
                                                  ---------      ------------
                                                  $ 253,922      $    345,253
                                                  ---------      ------------
Long-term:
  Notes, net of unamortized discount ........     $ 274,707      $    279,750
  Bank revolvers payable ....................       147,471            75,600
  Term loans ................................        29,824            35,768
                                                  ---------      ------------
                                                    452,002           391,118
  Less current portion of long-term debt ....       (22,470)          (22,295)
                                                  ---------      ------------
  Long-term debt ............................     $ 429,532      $    368,823
                                                  =========      ============

         At December 31, 1998, the Company's short term borrowings included the discounted value of a note payable to Halliburton Company issued in connection with the acquisition of the remaining 36 percent interest in M-I L.L.C. ("M-I"). The note matured and was repaid on April 28, 1999 utilizing borrowings under existing credit facilities and a new promissory note with a bank. Loans under the new promissory note have maturities less than six months and carry an interest rate of LIBOR + 30 basis points. The Company also negotiated a committed $165.0 million revolving credit facility with a bank group for use in the event loans can not be funded under the promissory note. No amounts have been borrowed under the facility, which expires no later than December 31, 1999 and includes an annual commitment fee of 0.15 percent of the unutilized facility.

         Short-term borrowings also include a $15.5 million note payable issued in connection with the CE acquisition. The note matures no later than December 31, 1999 and carries interest at prime+ 0.5 percent.

8)  LITIGATION

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


9)  SUBSEQUENT EVENTS


     On July 14, 1999, the Company announced the completion of a transaction with Schlumberger Limited ("Schlumberger") related to the combination of certain M-I and Dowell Drilling Fluids operations under a joint venture arrangement. Schlumberger contributed their non-U.S. Dowell drilling fluid operations, including an asset equalization payment of approximately $40 million, and paid cash consideration of $280 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. Proceeds from the transaction have been utilized to reduce outstanding borrowings of the Company.

     On July 27, 1999, the United States Department of Justice filed petitions with the United States District Court in Washington, D.C. alleging civil and criminal contempt in connection with the formation of the Company's drilling fluids joint venture. The petitions allege that the Company and Schlumberger violated a Consent Decree and Final Order issued in 1994 in United States v. Baroid Corporation. The Company agreed to be bound by the Consent Decree in connection with the purchase of the majority ownership interest in M-I which was acquired in April 1994. The Justice Department's petitions request that the Court rescind the transaction, fine the Company $100,000 per day for violations under the Consent Decree and levy an appropriate fine against the Company under the criminal pleading. The Company has been advised that it has a strongly defensible position as the transaction did not involve any of Schlumberger's U.S. drilling fluids assets or businesses, had no significant impact on U.S. business and, therefore, was not subject to the terms of the Consent Decree. The Company does not anticipate that the outcome of a hearing on this matter, which is expected to be scheduled in the third or early fourth quarter of 1999, will have a material adverse impact on the Company's consolidated financial position or results of operations.

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

         The Company's reported results continue to be impacted by the decline in worldwide drilling activity which reached historically low levels in the second quarter of 1999. To date, recovery in oil prices, which are currently 45 percent higher that the prior year average, has not contributed to a significant increase in worldwide drilling activity levels. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, several factors have, and may continue to, impact activity levels on a short-term basis. OPEC production cuts have served to address the worldwide supply imbalance, however the recent improvement in commodity prices may result in higher production levels and create increased supply in the market. Additionally, major and independent oil companies, on which the Company relies for a large portion of its revenues, have reduced capital spending levels in response to commodity prices experienced in the last half of 1998. The recent recovery in oil and natural gas prices is not expected to significantly increase near-term spending by these customers and may not influence long-term spending decisions unless prices are sustained within the range experienced in the second quarter of 1999.

RESULTS OF OPERATIONS

REVENUES

         Although the Company provides products to the petrochemical industry and certain industrial markets, the majority of the Company's revenues are derived from sales to the oil and gas exploration and production industry. The Company operates through five business units which market the Company's products and services throughout the world. The following table presents revenue and average rig count information for the periods shown (in thousands, except rig count and percentage information).

                                                For the Three Months                    For the Six Months
                                                   Ended June 30,                         Ended June 30,
                                          ----------------------------------   --------------------------------------
                                             1999               1998                 1999               1998
                                          ----------------------------------   --------------------------------------
                                            Amount    %        Amount     %        Amount      %      Amount       %
                                          --------------      --------------    -----------------   -----------------
Revenues by Business Unit:
  M-I - Fluids.........................   $ 161,682   41      $ 225,241   40    $   339,552    43   $   455,469    40
  M-I - SWACO..........................      22,210    6         36,496    7         50,241     6        73,189     7
  Wilson Supply........................      97,093   25        127,620   23        170,636    22       264,223    23
  Smith Bits...........................      54,298   14         80,292   14        114,719    15       171,179    15
  Smith Services.......................      54,412   14         88,100   16        111,569    14       172,622    15
                                          ---------  ---      ---------  ---    -----------   ---   -----------   ---

          Total........................   $ 389,695  100      $ 557,749  100    $   786,717   100   $ 1,136,682   100
                                          =========  ===      =========  ===    ===========   ===   ===========   ===

Revenues by Area:
  U.S..................................   $ 186,819   48      $ 272,785   49    $   368,053   47    $   565,214    50
  Export...............................      22,857    6         46,946    8         48,445    6         91,424     8
  Non-U.S..............................     180,019   46        238,018   43        370,219   47        480,044    42
                                          ---------  ---      ---------  ---    -----------   ---   -----------   ---

          Total........................   $ 389,695  100      $ 557,749  100    $   786,717   100   $ 1,136,682   100
                                          =========  ===      =========  ===    ===========   ===   ===========   ===

Average Active Rig Count:
  U.S..................................         523                 864                 538                 913
  Canada...............................         104                 173                 197                 314
  Non-North America....................         597                 797                 607                 805
                                          ---------           ---------         -----------         -----------

          Total........................       1,224               1,834               1,342               2,032
                                          =========           =========         ===========         ===========

M-I-FLUIDS

         M-I-Fluids, a division of M-I L.L.C. ("M-I"), provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I-Fluids revenues decreased $63.6 million, or 28 percent, from the second quarter of 1998 and $115.9 million, or 25 percent, from the first six months of 1998. The majority of the revenue decline from the prior year periods related to reduced customer spending outside of North America, primarily Latin America and Europe/Africa, which was associated with the significant decline in drilling activity.

M-I-SWACO

         M-I-SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I-SWACO revenues decreased $14.3 million and $22.9 million from the second quarter and first six months of 1998, respectively. The revenue decline from the comparable periods of 1998 primarily related to lower demand for fluid processing equipment and services. On a geographic basis, the largest portion of the decline was reported in the U.S. and Latin America which related to a combination of decreased activity levels and, to a lesser extent, the completion of several projects during the first half of 1999.

WILSON SUPPLY

         Wilson Supply markets pipe, valves and other capital and expendable maintenance products to the petroleum and petrochemical industries primarily through an extensive network of North American supply branches. Wilson Supply's revenues decreased $30.5 million, or 24 percent, from the second quarter of 1998 and $93.6 million, or 35 percent, from the first six months of 1998. The variance from the second quarter of 1998 was associated with decreased drilling activity which impacted demand for tubular goods. For the six month period, lower activity levels resulted in decreased branch and, to a lesser extent, tubular sales. Incremental revenues from operations acquired in the second quarter of 1999 partially offset the reported decline.

SMITH BITS

         Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit's MegaDiamond and Supradiamant subsidiaries manufacture polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. Smith Bits revenues decreased $26.0 million, or 32 percent, from the second quarter of 1998 and $56.5 million, or 33 percent, from the first six months of 1998. The majority of the decline from the prior year periods related to lower sales of petroleum three-cone bits associated with the decrease in North American activity levels.

SMITH SERVICES

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Drilling & Completions was renamed Smith Services in July 1999 to more accurately reflect the wide array of services provided by the unit. Smith Services' revenues decreased $33.7 million, or 38 percent, over the second quarter of 1998 and $61.1 million, or 35 percent, from the first six months of 1998. The revenue decline from the prior year periods primarily related to lower tubular sales and decreased demand for remedial products and services in the U.S. and Europe/Africa.

\


         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (in thousands except percentage data):

                                                For the Three Months                    For the Six Months
                                                   Ended June 30,                         Ended June 30,
                                          ----------------------------------   -------------------------------------
                                             1999               1998                 1999               1998
                                          ----------------------------------   -------------------------------------
                                            Amount    %        Amount     %        Amount      %      Amount       %
                                          --------------      --------------   -----------------   -----------------
Revenues............................      $389,695   100      $ 557,749  100   $  786,717    100   $ 1,136,682   100
                                          --------            ---------        ----------          -----------

Gross profit........................        98,685    25        172,876   31      210,024     27       354,722    31

Operating expenses..................        92,270    23        161,877   29      180,499     23       270,631    24
                                          --------   ---      ---------  ---   ----------    ---   -----------   ---

Income before interest and taxes....         6,415     2         10,999    2       29,525      4        84,091     7
Interest expense, net...............        11,297     3          9,813    2       23,372      3        18,926     1
                                          --------   ---      ---------  ---   ----------    ---   -----------   ---
Income (loss) before income taxes
and minority interests..............        (4,882)  (1)          1,186   --        6,153      1        65,165     6
Income tax provision (benefit)......        (1,455)  N/A          2,322  N/A        3,495      1        21,636     2
                                          --------   ---      ---------  ---   ----------    ---   -----------   ---
Income (loss) before minority
interests...........................        (3,427)  N/A         (1,136) N/A        2,658     --        43,529     4
Minority interests..................          (406)  N/A          6,356  N/A         (927)   N/A        17,444     2
                                          --------   ---      ---------  ---   ----------    ---   -----------   ---

Net income (loss)...................      $ (3,021)  N/A      $  (7,492) N/A   $    3,585    N/A   $    26,085     2
                                          ========   ===      =========  ===   ==========    ===   ===========   ===


         Total revenues decreased $168.1 million, or 30 percent, from the prior year quarter and $350.0 million, or 31 percent, over the first six months of 1998. Lower oil prices experienced in the last half of 1998 impacted activity levels across all geographic areas, contributing to reduced demand for the Company's products and services. Although crude oil prices posted a significant recovery in the second quarter, activity levels have been slow to respond as the majority of operators continue to delay drilling programs until prices are sustained for an extended period of time. Over half of the revenue variance from the prior year periods was reported in the U.S. and related to the effects of lower land-based drilling activity, which was 40 percent below the average count for 1998. Lower activity levels outside the U.S., particularly Latin America and Europe/Africa, also contributed to the reported decline from the comparable periods of the prior year.

         Gross profit as a percentage of revenues decreased from 31 percent in the second quarter and first six months of the prior year to 25 percent and 27 percent in the second quarter and first six months of 1999, respectively. The variance in gross profit margins related to the impact of the lower revenues on fixed cost coverage, with decreased manufacturing volumes and rental equipment utilization contributing to the majority of the overall margin decline. To a lesser extent, industry conditions have created increased pricing pressures in the markets in which the Company participates and contributed to the lower reported margins. If industry conditions persist, gross profit margins may continue to be impacted in future periods.

         Operating expenses, consisting of selling expenses, general and administrative expenses and merger, restructuring and other non-recurring costs, decreased $69.6 million from the second quarter of 1998 and $90.1 million from the first half of 1998. The majority of the variance over the prior year periods is associated with the recognition of $55.0 million of merger and restructuring costs in 1998 related to the Wilson transaction. Decreased variable costs associated the lower volumes, including reduced headcount levels and related costs to respond to the activity level declines experienced in the last half of 1998, also contributed to the reported variance.

         Net interest expense, which represents interest expense less interest income, increased $1.5 from the second quarter of 1998 and $4.4 million over the reported amounts for the first half of 1998. Higher interest expense amounts associated with the prior year purchase of the minority ownership interest in M-I accounted for the increase. The interest amounts associated with minority interest purchase were partially offset by increased repayments of borrowings under revolving credit facilities.

         The effective tax rate for the first six months of 1999 approximated 57 percent, which is an increase from the 33 percent rate reported in the comparable period of the prior year and higher than the U.S. statutory rate. The rate exceeded both the prior year effective rate and the statutory rate due primarily to the inclusion of non-deductible costs associated with the sale of one of the Company's mining operations. Additionally, the impact of acquiring the minority interest ownership in M-I also contributed to the increase from the prior year. Prior to acquiring the minority interest ownership in M-I, the Company properly consolidated the pretax income related to the former minority interest partner's share of U.S. partnership earnings but excluded the related taxes.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. For the prior year period, minority interests amounts primarily represent the share of M-I profits associated with the former minority partner's interest in those operations. Minority interests decreased $6.8 million and $18.4 million from the second quarter and first half of 1998, respectively. The decrease relates to the impact of purchasing Halliburton's ownership interest in M-I which was acquired in August 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents increased $2.1 million during the six month period and equaled $24.8 million at June 30, 1999. The Company's operations generated $73.8 million of cash flows in the first six months of 1999 which is a $60.8 million increase over the amounts reported in the comparable period of the prior year. The effect of the decline in drilling activity on operations favorably impacted working capital levels, with decreased inventory and receivables accounting for the increased operating cash flow from the first half of 1998. Cash flows from operations were not sufficient to fund acquisition requirements resulting in increased borrowings under available facilities and new debt agreements.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving line of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $ 122.6 million at June 30, 1999. Subsequent to quarter-end, the Company received certain cash proceeds related to the Schlumberger transaction which were utilized to repay outstanding borrowings. After considering the impact of the Schlumberger transaction, the Company had available borrowing capacity of approximately $223 million at June 30, 1999. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity, will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

     On July 14, 1999, the Company announced the completion of a transaction with Schlumberger Limited ("Schlumberger") related to the combination of certain M-I and Dowell Drilling Fluids operations under a joint venture arrangement. Schlumberger contributed their non-U.S. Dowell drilling fluid operations, including an asset equalization payment of approximately $40 million, and paid cash consideration of $280 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. Future cash outlays, which will be funded with cash flows from operations, will be required to combine and consolidate the previously separate drilling fluid businesses. Aside from the transaction discussed above, management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

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

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal periods beginning after June 15, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. The Statement requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adopting SFAS 133 has not yet been quantified but is not expected to have a material impact upon the Company's financial position or results of operations.

         In the first quarter of 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". The statement requires costs of start-up activities and organization costs to be expensed as incurred. The adoption did not have a material adverse impact on the Company's financial position or results of operations.


YEAR 2000

         The Company believes it has achieved its objective of Year 2000 compliance for critical business systems and continues to test and certify system readiness and implement modifications to its non-critical business systems in order to achieve Year 2000 date conversion compliance without an effect on customers or business operations.

         The Company's business systems are comprised of a mix of off-the-shelf and internally-developed systems that vary greatly in size, complexity and technical architecture. The Company's Year 2000 task force has performed a complete review of all systems and has finalized the identification of the critical and non-critical components within five defined groups. The necessary changes in computer instructional code have and continue to be made by upgrading the off-the-shelf software in which the application was created. Year 2000 compliance for the majority of the Company's enterprise applications was achieved with the Oracle 10.7 implementation in 1998 and subsequent product upgrades. As of June 30, 1999, all of the Company's critical systems were Year 2000 compliant and the Company expects the majority of its non-critical systems will be compliant by the third quarter of 1999. Although, the Company continues to install new applications and upgrade existing ones in order to bring non-critical applications for international locations into compliance, migration or replacement plans are currently in place for these systems. Additionally, if certain of these non-critical systems are not addressed until early 2000, non-compliance would not have a material impact on the Company's operations. As of June 30, 1999, the Company estimates that the implementation and testing process for both Information Technology ("IT") and non-IT systems was over 90 percent complete. Although the Company continues to address non-critical systems, the remainder of the year will be primarily focused on ensuring critical business continuity plans are adequate and ready to implement if necessary.

         The Company has communicated with major suppliers, financial institutions and others with whom it does business to address their compliance efforts and the Company's exposure in the event of the failure of these efforts. The Company has validated the responses received, and is in the final stage of collecting additional vendor information as warranted. The Company has determined that its key suppliers and financial institutions are Year 2000 compliant.

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

     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 27, 1999, the United States Department of Justice filed petitions with the United States District Court in Washington, D.C. alleging civil and criminal contempt in connection with the formation of the Company's drilling fluids joint venture. The petitions allege that the Company and Schlumberger violated a Consent Decree and Final Order issued in 1994 in United States v. Baroid Corporation. The Company agreed to be bound by the Consent Decree in connection with the purchase of the majority ownership interest in M-I which was acquired in April 1994. The Justice Department's petitions request that the Court rescind the transaction, fine the Company $100,000 per day for violations under the Consent Decree and levy an appropriate fine against the Company under the criminal pleading. The Company has been advised that it has a strongly defensible position as the transaction did not involve any of Schlumberger's U.S. drilling fluids assets or businesses, had no significant impact on U.S. business and, therefore, was not subject to the terms of the Consent Decree. The Company does not anticipate that the outcome of a hearing on this matter, which is expected to be scheduled in the third or early fourth quarter of 1999, will have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on April 28, 1999, shareholders of the Company elected directors and ratified the Company's auditors by the votes shown below.

Agenda Item                                                   For            Withheld         Abstain
                                                          ------------    -------------     -----------
Election of directors:
     G. Clyde Buck..................................        41,589,210           92,901              --
     Loren K. Carroll...............................        41,566,282          115,829              --
     Wallace S. Wilson..............................        41,595,091           87,020              --


Agenda Item                                                   For            Against          Abstain         Non-Vote
                                                          -------------   -------------     -----------    -------------
Ratification of auditors............................        41,623,844           19,290          38,977               --

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (27)     Financial Data Schedules.
                  27.1 Financial Data Schedule for the six month period ended June 30, 1999.

         (b)      Reports on Form 8-K

                  The Registrant filed a Form 8-K dated April 28, 1999,
              reporting under "Item 5. Other Events", related to a press release announcing the Company's results for the first quarter of 1999.

                  The Registrant filed a Form 8-K dated June 18, 1999, reporting under "Item 5. Other Events", related to a press release announcing the acquisition of certain oilfield supply and distribution operations of ConEmsco, Inc. and the appointment of new management positions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SMITH INTERNATIONAL, INC.
                                    Registrant



Date:     August 16, 1999           By: /s/ Douglas L. Rock
     ----------------------------      ----------------------------------------
                                       Douglas L. Rock
                                       Chairman of the Board, Chief Executive
                                       Officer, President and Chief Operating
                                       Officer





Date:     August 16, 1999           By:  /s/ Margaret K. Dorman
     ----------------------------      ----------------------------------------
                                       Margaret K. Dorman
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
 27.1      Financial Data Schedule for the six month period ended June 30, 1999.