Form 10-Q
period 1999-09-30
SMITH INTERNATIONAL INC
filed 1999-11-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ----------

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

The number of shares outstanding of the Registrant's common stock as of November 9, 1999 was 48,914,340.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------

PART I:  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Statements of Operations -
             For the Three and Nine Months Ended September 30, 1999 and 1998..................        1

           Consolidated Balance Sheets -
             As of September 30, 1999 and December 31, 1998...................................        2

           Consolidated Statements of Cash Flows -
             For the Nine Months Ended September 30, 1999 and 1998............................        3

           Notes to Consolidated Financial Statements.........................................        4

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................................        9

PART II: OTHER INFORMATION

  ITEMS 1 - 6.................................................................................       16

SIGNATURES....................................................................................       17

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                       ----------------------------     ----------------------------
                                                          1999              1998           1999             1998
                                                       -----------      -----------     -----------      -----------
REVENUES .........................................     $   481,541      $   520,209     $ 1,268,258      $ 1,656,891

COSTS AND EXPENSES:
  Costs of Revenues ..............................         362,705          365,644         939,398        1,147,604
  Selling Expenses ...............................          81,213           84,283         221,911          257,313
  General and Administrative Expenses ............          23,284           18,313          65,706           60,914
  Gain on Sale and Other Non-Recurring Items .....         (81,378)              --         (83,999)          55,000
                                                       -----------      -----------     -----------      -----------

       Total Costs and Expenses ..................         385,824          468,240       1,143,016        1,520,831
                                                       -----------      -----------     -----------      -----------

INCOME BEFORE INTEREST AND TAXES .................          95,717           51,969         125,242          136,060

INTEREST EXPENSE, NET ............................           7,816           11,388          31,188           30,314
                                                       -----------      -----------     -----------      -----------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS .............................          87,901           40,581          94,054          105,746

INCOME TAX PROVISION .............................          38,549           12,515          42,044           34,151
                                                       -----------      -----------     -----------      -----------

INCOME BEFORE MINORITY INTERESTS .................          49,352           28,066          52,010           71,595

MINORITY INTERESTS ...............................           2,492            4,013           1,565           21,457
                                                       -----------      -----------     -----------      -----------

NET INCOME .......................................     $    46,860      $    24,053     $    50,445      $    50,138
                                                       ===========      ===========     ===========      ===========

EARNINGS PER SHARE:
  Basic ..........................................     $      0.96      $      0.50     $      1.04      $      1.05
                                                       ===========      ===========     ===========      ===========
  Diluted ........................................     $      0.95      $      0.50     $      1.03      $      1.04
                                                       ===========      ===========     ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ..........................................          48,835           48,129          48,474           47,833
  Diluted ........................................          49,471           48,411          49,082           48,258

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                   (UNAUDITED)

                                                                                    September 30,     December 31,
                                                                                         1999            1998
                                                                                    --------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $    28,289      $    22,717
  Receivables, net .............................................................         433,564          424,054
  Inventories, net .............................................................         479,287          465,705
  Deferred tax assets, net .....................................................          43,869           48,509
  Prepaid expenses and other ...................................................          24,023           36,170
                                                                                     -----------      -----------
    Total current assets .......................................................       1,009,032          997,155
                                                                                     -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, NET .............................................         385,164          375,236

GOODWILL, NET ..................................................................         345,806          289,242

OTHER ASSETS ...................................................................         108,238           97,355
                                                                                     -----------      -----------

TOTAL ASSETS ...................................................................     $ 1,848,240      $ 1,758,988
                                                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ..................     $    52,665      $   345,253
  Accounts payable .............................................................         182,344          145,338
  Accrued payroll costs ........................................................          67,196           46,296
  Income taxes payable .........................................................          18,446           32,402
  Accrued merger and restructuring costs .......................................              --           36,299
  Other ........................................................................         105,908           87,712
                                                                                     -----------      -----------
      Total current liabilities ................................................         426,559          693,300
                                                                                     -----------      -----------

LONG-TERM DEBT .................................................................         331,212          368,823

DEFERRED TAX LIABILITIES .......................................................          38,532           29,421

OTHER LONG-TERM LIABILITIES ....................................................          23,584           23,903

MINORITY INTERESTS .............................................................         314,561            9,507

SHAREHOLDERS' EQUITY:
   Preferred Stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 1999 or 1998 ......................................              --               --
   Common Stock, $1 par value; 60,000 shares authorized; 49,570 shares
    issued and outstanding in 1999 (48,793 in 1998) ............................          49,570           48,793
   Additional paid-in capital ...................................................        350,943          323,056
   Retained earnings ............................................................        331,230          280,785
   Cumulative translation adjustments ...........................................        (10,249)         (10,898)
   Less - treasury securities, at cost; 656 common shares in 1999 and 1998  .....         (7,702)          (7,702)
                                                                                     -----------      -----------
      Total shareholders' equity ...............................................         713,792          634,034
                                                                                     -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................     $ 1,848,240      $ 1,758,988
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

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                            ------------------------
                                                                              1999           1998
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................................     $  50,445      $  50,138
  Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization .....................................        56,610         51,696
    Minority interests ................................................         1,565         21,457
    Provision for losses on receivables ...............................         1,216          1,788
    Gain on disposal of property, plant and equipment .................        (5,383)        (7,001)
    Foreign currency translation losses ...............................           662            757
    Gain on sale and other non-recurring items, net of tax ............       (45,810)        37,217
  Changes in operating assets and liabilities:
    Receivables .......................................................        27,274         43,099
    Inventories, net ..................................................        69,154        (32,970)
    Accounts payable ..................................................       (18,190)       (55,419)
    Accrued merger and restructuring costs ............................       (33,285)            --
    Other current assets and liabilities ..............................       (33,772)       (35,024)
    Other non-current assets and liabilities ..........................        (6,497)       (28,790)
                                                                            ---------      ---------

Net cash provided by operating activities .............................        63,989         46,948
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from M-I Transaction .........................................       321,000             --
Proceeds from disposal of operations ..................................        44,218             --
Acquisition of businesses, net of cash acquired .......................      (300,593)       (22,732)
Purchases of property, plant and equipment ............................       (42,060)       (93,033)
Proceeds from disposal of property, plant and equipment ...............        13,431         12,747
                                                                            ---------      ---------

Net cash provided by (used in) investing activities ...................        35,996       (103,018)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ..............................        49,855         62,532
Principal payments of long-term debt ..................................       (87,231)       (20,008)
Net increase (decrease) in short-term borrowings ......................       (58,606)           854
Proceeds from exercise of stock options ...............................         2,685            378
Contributions from  (distributions to) minority interest partners .....        (1,440)         2,712
                                                                            ---------      ---------

Net cash provided by (used in) financing activities ...................       (94,737)        46,468
                                                                            ---------      ---------

Effect of exchange rate changes on cash ...............................           324             30
                                                                            ---------      ---------

Increase (decrease) in cash and cash equivalents ......................         5,572         (9,572)
Cash and cash equivalents at beginning of period ......................        22,717         37,109
                                                                            ---------      ---------

Cash and cash equivalents at end of period ............................     $  28,289      $  27,537
                                                                            =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest ................................................     $  29,276      $  31,915
Cash paid for income taxes ............................................     $  27,946      $  36,604



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

2)  BUSINESS COMBINATIONS

    On July 25, 1999, the Company completed a transaction with Schlumberger Limited ("Schlumberger") related to the combination of certain M-I L.L.C ("M-I") and Dowell drilling fluids operations under a joint venture arrangement. Schlumberger contributed their non-U.S. Dowell drilling fluid operations, including an asset equalization payment of $41 million, and paid cash consideration of $280 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations (collectively, the "M-I Transaction"). Proceeds from the transaction were used to reduce outstanding borrowings of the Company. See Note 3 for a discussion of the gain recognized in connection with the M-I Transaction.

    The operations acquired in the M-I Transaction have been accounted for under the purchase method of accounting and, accordingly, have been included in the results of operations since July 25, 1999. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired was $41.4 million, which has been recorded as goodwill.

    On May 28, 1999, the Company acquired certain operations of ConEmsco, Inc. ("CE") and CE's majority ownership interest in CE Franklin, Ltd., businesses primarily engaged in oilfield supply and distribution in the United States and Canada. In connection with the acquisition, the Company issued 548,527 shares of common stock and a $30.0 million note payable to the seller. The acquisition has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $21.4 million, which has been recorded as goodwill.

    The balances included in the September 30, 1999 Consolidated Balance Sheet related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.

    The unaudited pro forma supplemental information for the nine months ended September 30, 1999 and 1998 is presented below (in thousands, except per share amounts):


                                             For the Nine Months
                                             Ended September 30,
                                       ------------------------------
                                            1999            1998
                                       -------------    -------------
    Revenues .....................     $   1,499,028      $   2,187,409
    Net income (loss) ............     $      (1,848)     $      54,654
    Earnings (loss) per share:
      Basic ......................     $       (0.04)     $        1.12
      Diluted ....................     $       (0.04)     $        1.11

    As discussed below, the Company recognized an after-tax, non-recurring gain of $45.0 million, or $0.91 per share, in connection with the M-I Transaction, which is excluded from the unaudited pro forma supplemental information. The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combination been in effect at the date indicated or of future results for the combined entities.

    The following schedule summarizes investing activities related to the business acquisition amount included in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (in thousands):


    Fair value of assets, net of cash acquired ................     $229,434
    Goodwill recorded .........................................       62,795
    Note payments related to acquisitions .....................      280,500
    Less:  Total liabilities and minority interest assumed ....      248,412
    Less:  Common stock issued for consideration ..............       23,724
                                                                    --------
    Acquisition of businesses, net of cash acquired ...........     $300,593
                                                                    ========

3)  GAIN ON SALE AND OTHER NON-RECURRING ITEMS

    During the third quarter of 1999, the Company recognized a non-recurring gain of $81.4 million ($45.0 million, or $0.91 per share, after-tax) associated with the M-I Transaction in accordance with the provisions of Staff Accounting Bulletin No. 51. The non-recurring gain is presented net of transaction-related charges of $25.4 million, including profit sharing and incentive requirements, professional fees and other related costs. Additionally, in the first quarter of 1999, the Company recorded a non-recurring net gain of $2.6 million ($0.2 million after-tax) related to a combination of a gain on disposal of an industrial bentonite mining operation offset by unrelated charges to write-off certain assets and settle a customer receivable.

    During 1998, the Company recorded a charge of $55.0 million ($37.2 million, or $0.77 per share, after-tax) related to the acquisition and integration of the Wilson Industries, Inc. operations and various restructuring efforts.

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

                                            For the Three Months           For the Nine Months
                                             Ended September 30,           Ended September 30,
                                          -------------------------     -------------------------
                                             1999           1998           1999          1998
                                          ----------     ----------     ----------     ----------
 BASIC EPS

 Net income .........................     $   46,860     $   24,053     $   50,445     $   50,138
                                          ==========     ==========     ==========     ==========

 Weighted average number of common
   shares outstanding ...............         48,835         48,129         48,474         47,833
                                          ----------     ----------     ----------     ----------

 Basic earnings per share ...........     $     0.96     $     0.50     $     1.04     $     1.05
                                          ==========     ==========     ==========     ==========

 DILUTED EPS

 Net income .........................     $   46,860     $   24,053     $   50,445     $   50,138
                                          ==========     ==========     ==========     ==========

 Weighted average number of common
   shares outstanding ...............         48,835         48,129         48,474         47,833
 Dilutive effect of stock options ...            636            282            608            425
                                          ----------     ----------     ----------     ----------
                                              49,471         48,411         49,082         48,258
                                          ----------     ----------     ----------     ----------

 Diluted earnings per share .........     $     0.95     $     0.50     $     1.03     $     1.04
                                          ==========     ==========     ==========     ==========

5)  COMPREHENSIVE INCOME

    The Company's comprehensive income, which encompasses net operating results and currency translation adjustments, is as follows (in thousands):

                                              For the Three Months        For the Nine Months
                                               Ended September 30,        Ended September 30,
                                            -----------------------     -----------------------
                                              1999          1998          1999          1998
                                            ---------     ---------     ---------     ---------
    Net income ........................     $  46,860     $  24,053     $  50,445     $  50,138

    Currency translation adjustments ..         2,380         1,257           649           620
                                            ---------     ---------     ---------     ---------

    Comprehensive income ..............     $  49,240     $  25,310     $  51,094     $  50,758
                                            =========     =========     =========     =========

6)  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                    September 30,    December 31,
                                                                        1999            1998
                                                                    -------------    ------------
               Raw materials ...................................     $   41,081      $   43,612
               Work-in-process .................................         44,649          57,913
               Products purchased for resale ...................        100,265          72,444
               Finished goods ..................................        316,822         313,597
                                                                     ----------      ----------
                                                                        502,817         487,566
               Reserves to state certain domestic inventories
                  ($232,149 and $221,653 in 1999 and 1998,
                   respectively) on a LIFO basis ...............        (25,530)        (21,861)
                                                                     ----------      ----------

               Inventories, net ................................     $  479,287      $  465,705
                                                                     ==========      ==========


7)  DEBT

    The following summarizes the Company's outstanding debt (in thousands):


                                                               September 30,   December 31,
                                                                   1999            1998
                                                               -------------   ------------
               Current:
                 Short-term notes payable .................     $       --      $  259,922
                 Short-term bank borrowings ...............         30,135          63,036
                 Current portion of long-term debt ........         22,530          22,295
                                                                ----------      ----------
                                                                $   52,665      $  345,253
                                                                ----------      ----------
               Long-term:
                 Notes, net of unamortized discount .......     $  274,733      $  279,750
                 Bank revolvers payable ...................         49,631          75,600
                 Term loans ...............................         29,378          35,768
                                                                ----------      ----------
                                                                   353,742         391,118
                 Less current portion of long-term debt ...        (22,530)        (22,295)
                                                                ----------      ----------
                 Long-term debt ...........................     $  331,212      $  368,823
                                                                ==========      ==========


    At December 31, 1998, the Company's short-term borrowings included the discounted value of a note payable to Halliburton Company ("Halliburton") issued in connection with the acquisition of the remaining 36 percent interest in M-I. The note matured and was repaid in 1999.

8)  LITIGATION

    On October 29, 1996, the Company was served with a complaint in the United States District Court entitled Rock Bit International, Inc. v. Smith International, Inc. This lawsuit is a patent infringement dispute alleging that drill bits made by the Company infringe a U.S. patent owned by Rock Bit International, Inc. ("RBI") which was issued on September 8, 1992. RBI alleges that the Company infringes its patent by making and selling certain three-cone rock bits having cutting structures covered by the claims of RBI's patent. On September 30, 1999, the United States District Court granted the Company's motion for summary judgement and entered a Final Judgement holding the asserted claims of the RBI patent invalid. RBI has filed a Notice of Appeal.

    On July 27, 1999, the United States Department of Justice filed petitions with the United States District Court in Washington, D.C. alleging civil and criminal contempt in connection with the formation of the Company's drilling fluids joint venture. The petitions allege that the Company and Schlumberger violated a Consent Decree and Final Order issued in 1994 in United States v. Baroid Corporation. The Company agreed to be bound by the Consent Decree in connection with the purchase of the majority ownership interest in M-I which was acquired in April 1994. The Justice Department's petitions request that the Court rescind the transaction, fine the Company $100,000 per day for violations under the Consent Decree and levy an appropriate fine against the Company under the criminal pleading. The Company has been advised that it has a strongly defensible position as the transaction did not involve any of Schlumberger's U.S. drilling fluids assets or businesses, had no significant impact on U.S. business and, therefore, was not subject to the terms of the Consent Decree. The Company does not anticipate that the outcome of a hearing on this matter, which is currently scheduled for the later portion of November 1999, will have a material adverse impact on the Company's consolidated financial position or results of operations.

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

    The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. Drilling activity levels are primarily influenced by energy prices but may also be affected by expectations related to the worldwide supply of and demand for crude oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

    The Company's reported results continue to be impacted by the decline in worldwide drilling activity which reached historically low levels in the second quarter of 1999. While land-based drilling activity in North America increased during the third quarter in response primarily to natural gas pricing, exploration and production activity outside North America continues to remain depressed and may not improve in the near-term. The continuation and strength of the recovery in exploration and production activity in North America will depend upon the long-term outlook for energy prices and customer spending levels. The timing and extent of improvement in demand for the various products and services offered by the Company may vary based on the nature and extent of future exploration and production activities.

RECENT DEVELOPMENTS

    On July 25, 1999, the Company completed a transaction with Schlumberger Limited ("Schlumberger") related to the combination of certain M-I L.L.C. ("M-I") and Dowell drilling fluids operations under a joint venture arrangement. Schlumberger contributed their non-U.S. Dowell drilling fluid operations, including an asset equalization payment of $41 million, and paid cash consideration of $280 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations (collectively, the "M-I Transaction"). Proceeds from the transaction were used to reduce outstanding borrowings of the Company.

    The operations acquired in the M-I Transaction has been accounted for under the purchase method of accounting and, accordingly, have been included in the results of operations since July 25, 1999. In connection with the M-I Transaction, the Company recognized a non-recurring gain of $81.4 million ($45.0 million, or $0.91 per share, after-tax) which is presented net of transaction-related charges.

    On May 28, 1999, the Company acquired certain operations of ConEmsco, Inc. ("CE") and CE's majority ownership interest in CE Franklin, Ltd. (collectively, the "ConEmsco Transaction"), businesses primarily engaged in oilfield supply and distribution in the United States and Canada. In connection with the acquisition, the Company issued 548,527 shares of common stock and a $30.0 million note payable to the seller which was repaid prior to September 30, 1999. In the second quarter of 1999, the Company also divested of Wilson's Oil Country Tubular Goods ("OCTG") operations and received cash proceeds of $14.6 million.

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

                                             For the Three Months                      For the Nine Months
                                              Ended September 30,                      Ended September 30,
                                   ---------------------------------------- ----------------------------------------
                                       1999                 1998                  1999                 1998
                                   -------------------- ------------------- ------------------ ---------------------
                                      Amount      %        Amount      %        Amount     %       Amount       %
                                   -------------------- ------------------- ------------------ ---------------------
Revenues by Business Unit:
  M-I - Fluids ...............     $  188,567     39     $  209,436    40     $  528,119    42    $  664,905    40
  M-I - SWACO ................         23,077      5         39,185     8         73,318     6       112,374     7
  Wilson Supply ..............        155,269     32        117,057    22        325,905    26       381,280    23
  Smith Bits .................         59,720     12         71,769    14        174,439    14       242,948    15
  Smith Services .............         54,908     12         82,762    16        166,477    12       255,384    15
                                   ----------    ---     ----------   ---     ----------   ---    ----------   ---

          Total ..............     $  481,541    100     $  520,209   100     $1,268,258   100    $1,656,891   100
                                   ==========    ===     ==========   ===     ==========   ===    ==========   ===

Revenues by Area:
  U.S ........................     $  226,071     47     $  242,126    47     $  594,124    47    $  807,340    49
  Export .....................         21,585      4         42,703     8         70,030     6       134,127     8
  Non-U.S ....................        233,885     49        235,380    45        604,104    47       715,424    43
                                   ----------    ---     ----------   ---     ----------   ---    ----------   ---

          Total ..............     $  481,541    100     $  520,209   100     $1,268,258   100    $1,656,891   100
                                   ==========    ===     ==========   ===     ==========   ===    ==========   ===

Average Active Rig Count:
  U.S ........................            641                   794                  570                 875
  Canada .....................            253                   205                  216                 280
  Non-North America ..........            565                   728                  593                 779
                                   ----------            -----------          ----------          ----------

          Total ..............          1,459                 1,727                1,379               1,934
                                   ==========            ==========           ==========          ==========

M-I-FLUIDS

    M-I-Fluids, a division of M-I, provides drilling fluid and completion fluid systems, engineering and technical services to the oil and gas industry. M-I-Fluids revenues decreased $20.9 million, or 10 percent, from the third quarter of 1998 and $136.8 million, or 21 percent, from the first nine months of 1998. The majority of the revenue decline from the prior year periods related to reduced customer spending outside of North America, primarily Latin America and Europe/Africa, which was associated with the significant decline in drilling activity. Completion of the M-I Transaction discussed above, resulted in an increase in revenues outside the United States, and partially offset the impact of the decline in activity from 1998 levels.

M-I-SWACO

    M-I-SWACO, a division of M-I, manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. Due to the further integration of solids control and waste management services in the INTEGRATED FLUIDS ENGINEERING(SM) program, the two M-I business units will be combined for reporting purposes in future periods. M-I-SWACO revenues decreased $16.1 million, or 41 percent, and $39.1 million, or 35 percent, from the third quarter and first nine months of 1998, respectively. The revenue decline from the comparable periods of 1998 primarily related to lower demand for fluid processing equipment and services. On a geographic basis, the largest portion of the decline was reported in the United States, Europe/Africa and Latin America which related to a combination of decreased activity levels and reduced capital spending by its customers.

WILSON SUPPLY

    Wilson Supply markets pipe, valves and other capital and expendable maintenance products to the petroleum and petrochemical industries primarily through an extensive network of North American supply branches. Wilson Supply's revenues increased $38.2 million, or 33 percent, from the third quarter of 1998 and decreased $55.4 million, or 15 percent, from the first nine months of 1998. The increase in revenues from the third quarter of 1998 reflects the CE Transaction which was partially offset by the impact of the sale of Wilson's OCTG operations in June 1999 and lower product sales to the upstream sector. For the nine month period, the decline in revenues reflects lower branch sales due to the lower activity levels and the OCTG divestiture, partially offset by incremental revenues from the operations acquired in the second quarter of 1999.

SMITH BITS

    Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit's MegaDiamond and Supradiamant operations manufacture polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. Smith Bits revenues decreased $12.0 million, or 17 percent, from the third quarter of 1998 and $68.5 million, or 28 percent, from the first nine months of 1998. The majority of the decline from the prior year periods related to lower sales of petroleum three-cone bits associated with the decrease in activity levels in Europe/Africa and the United States.

SMITH SERVICES

    Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues decreased $27.9 million, or 34 percent, from the third quarter of 1998 and $88.9 million, or 35 percent, from the first nine months of 1998. The revenue decline from the prior year periods primarily related to lower tubular sales and decreased demand for remedial products and services in the United States and Europe/Africa.

    For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (in thousands, except percentage data):

                                              For the Three Months Ended               For the Nine Months Ended
                                                    September 30,                           September 30,
                                       --------------------------------------  -----------------------------------------
                                              1999                 1998                 1999                  1998
                                       -----------------    ------------------  ------------------   -------------------
                                         Amount      %         Amount      %       Amount      %         Amount      %
                                       -----------------    ------------------  ------------------   -------------------
Revenues ..........................    $  481,541    100     $ 520,209   100    $ 1,268,258   100    $ 1,656,891    100
                                       ----------            ---------          -----------          -----------

Gross profit ......................       118,836     25       154,565    30        328,860    26        509,287     31

Operating expenses ................       104,497     22       102,596    20        287,617    23        318,227     20
Gain on sale and other
  non-recurring items .............       (81,378)   (17)           --    --        (83,999)   (7)        55,000      3
                                       ----------    ---     ---------   ---    -----------   ---    -----------     --
                                                                                                                    ---
Income before interest and taxes ..        95,717     20        51,969    10        125,242    10        136,060      8
Interest expense, net .............         7,816      2        11,388     2         31,188     3         30,314      2
                                       ----------    ---     ---------   ---    -----------   ---    -----------    ---
Income before income taxes and
  minority interests ..............        87,901     18        40,581     8         94,054     7        105,746      6
Income tax provision ..............        38,549      8        12,515     2         42,044     3         34,151      2
                                       ----------    ---     ---------   ---    -----------   ---    -----------    ---
Income before minority interests ..        49,352     10        28,066     6         52,010     4         71,595      4
Minority interests ................         2,492     --         4,013     1          1,565    --         21,457      1
                                       ----------    ---     ---------   ---    -----------   ---    -----------    ---

Net income ........................    $   46,860     10     $  24,053     5    $    50,445     4    $    50,138      3
                                       ==========    ===     =========   ===    ===========   ===    ===========    ===

    Total revenues decreased $38.7 million, or 7 percent, from the prior year quarter and $388.6 million, or 23 percent, from the first nine months of 1998. Lower oil prices experienced in the last half of 1998 continue to impact activity levels, contributing to reduced demand for the Company's products and services. Although crude oil prices have posted a significant recovery during 1999, activity levels have been slow to respond as operators continue to delay oil-related drilling programs. The majority of the revenue decline from the third quarter of 1998 related to decreased volumes in Europe/Africa associated with the continuing decline in drilling activity in that region. For the nine-month period, over half of the revenue decrease was reported in the U.S. and was attributable to reduced customer spending for land-based drilling projects. The revenue decline in both periods was partially offset by incremental revenues from the ConEmsco Transaction and, to a lesser extent, increased sales associated with the drilling fluids joint venture. On a geographic basis, acquisitions and base business growth in the oilfield distribution operations, which are primarily concentrated in North America, have resulted in the Company's North American revenues increasing to 60 percent of total revenues in the third quarter of 1999.

    Gross profit as a percentage of revenues decreased from 30 percent and 31 percent in the third quarter and first nine months of the prior year, respectively, to 25 percent and 26 percent in the third quarter and first nine months of 1999, respectively. The variance in gross profit margins reflects the impact of the lower revenues on fixed cost coverage, with decreased manufacturing volumes and rental equipment utilization contributing to the majority of the overall margin decline. To a lesser extent, competitive pricing pressures in certain markets in which the Company participates and an increased proportion of oilfield supply and distribution revenues, which traditionally generate lower gross profit margins, have contributed to the decline in gross profit margins.

    Operating expenses, consisting of selling, general and administrative expenses, increased $1.9 million from the third quarter of 1998 reflecting the incremental costs associated with the acquired operations, partially offset by a reduction in variable costs associated with the decline in activity. Operating expenses decreased $30.6 million from the first nine months of 1998, reflecting a reduction in variable costs associated with the lower volumes, including reduced headcount levels and other cost control measures implemented in response to the activity level declines experienced in the last half of 1998.

    Non-recurring items increased income before interest and taxes by $81.4 million over the three-month period and $139.0 million when compared to the first nine months of 1998. During the third quarter of 1999, the Company recognized a non-recurring gain of $81.4 million ($45.0 million after-tax) associated with the M-I Transaction. The non-recurring gain is presented net of transaction-related charges of $25.4 million, including profit sharing and incentive requirements, professional fees and other related costs. Additionally, in the first quarter of 1999, the Company recorded a non-recurring net gain of $2.6 million ($0.2 million after-tax) related to a combination of a gain on disposal of an industrial bentonite mining operation offset by unrelated charges to write-off certain assets and settle a customer receivable. During 1998, the Company recorded a charge of $55.0 million ($37.2 million after-tax) related to the acquisition and integration of the Wilson Industries, Inc. operations and various restructuring efforts.

    Net interest expense, which represents interest expense less interest income, decreased $3.6 from the third quarter of 1998 and increased $0.9 million from the first nine months of 1998. The interest expense decline for the three-month period relates primarily to the impact of the M-I Transaction as proceeds were utilized to repay outstanding borrowings. Higher interest expense amounts associated with the purchase of Halliburton's minority ownership interest in M-I accounted for the increase over the first nine months of 1998. The interest amounts associated with the minority interest purchase were partially offset by increased repayments of borrowings under revolving credit facilities.

    The effective tax rate for the first nine months of 1999 approximated 45 percent, which was an increase from the 32 percent rate reported in the comparable period of the prior year and higher than the U.S. statutory rate. The rate exceeded both the prior year effective rate and the statutory rate due primarily to the inclusion of non-deductible costs associated with the M-I Transaction and the sale of one of the Company's mining operations.

    Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. For the prior year periods, minority interests amounts primarily represent the share of M-I profits associated with the former minority partner's interest in those operations. The variance from the third quarter of 1998 primarily relates to the lower profitability of the M-I operations. The decrease for the nine-month period relates to the impact of purchasing Halliburton's ownership interest in M-I, which was acquired in August 1998, and lower profitability of the M-I operations.

LIQUIDITY AND CAPITAL RESOURCES

General

    Cash and cash equivalents increased $5.6 million during the nine-month period to $28.3 million at September 30, 1999. The Company's operations generated $64.0 million of cash flows in the first nine months of 1999, a $17.0 million increase over the amounts reported in the prior year period. The effect of the decline in drilling activity on the Company's operations has favorably impacted working capital levels, with decreased base-business inventory and receivable levels contributing to the increase in operating cash flow from the first nine months of 1998. Cash proceeds received by the Company during the third quarter of 1999 in connection with the M-I Transaction were used to reduce outstanding borrowings.

    The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving line of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $211.6 million at September 30, 1999. The Company believes funds generated from operations and amounts available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future. Management continues to evaluate opportunities to acquire products or businesses complimentary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

    On October 29, 1996, the Company was served with a complaint in the U.S. District Court entitled Rock Bit International, Inc. v. Smith International, Inc. This lawsuit is a patent infringement dispute alleging that drill bits made by the Company infringe a U.S. patent owned by Rock Bit International, Inc. ("RBI") which was issued on September 8, 1992. RBI alleges that the Company infringes its patent by making and selling certain three-cone rock bits having cutting structures covered by the claims of RBI's patent. On September 30,1999, the United States District Court granted the Company's motion for summary judgement and entered a Final Judgement holding the asserted claims of the RBI patent invalid. RBI has filed a Notice of Appeal.

    On July 27, 1999, the United States Department of Justice filed petitions with the United States District Court in Washington, D.C. alleging civil and criminal contempt in connection with the formation of the Company's drilling fluids joint venture. The petitions allege that the Company and Schlumberger violated a Consent Decree and Final Order issued in 1994 in United States v. Baroid Corporation. The Company agreed to be bound by the Consent Decree in connection with the purchase of the majority ownership interest in M-I which was acquired in April 1994. The Justice Department's petitions request that the Court rescind the transaction, fine the Company $100,000 per day for violations under the Consent Decree and levy an appropriate fine against the Company under the criminal pleading. The Company has been advised that it has a strongly defensible position as the transaction did not involve any of Schlumberger's U.S. drilling fluids assets or businesses, had no significant impact on U.S. business and, therefore, was not subject to the terms of the Consent Decree. The Company does not anticipate that the outcome of a hearing on this matter, which is currently scheduled for the later portion of November 1999, will have a material adverse impact on the Company's consolidated financial position or results of operations.

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

    The Company's business systems are comprised of a mix of off-the-shelf and internally-developed systems that vary greatly in size, complexity and technical architecture. The Company's Year 2000 task force has performed a complete review of all systems and has finalized the identification of the critical and non-critical components within five defined groups. The necessary changes in computer instructional code have and continue to be made by upgrading the off-the-shelf software in which the application was created. Year 2000 compliance for the majority of the Company's enterprise applications was achieved with the Oracle 10.7 implementation in 1998 and subsequent product upgrades. As of September 30, 1999, all of the Company's critical systems were Year 2000 compliant and the substantially all of the Company's non-critical systems were Year 2000 compliant. Although the Company continues to install new applications and upgrade existing ones in order to bring non-critical applications for international locations into compliance, migration or replacement plans are currently in place for these systems. Additionally, if certain of these non-critical systems are not addressed until early 2000, non-compliance would not have a material impact on the Company's operations. As of September 30, 1999, the Company estimates that the implementation and testing process for both Information Technology ("IT") and non-IT systems was over 95 percent complete. Although the Company continues to address non-critical systems, the remainder of the year will be primarily focused on ensuring critical business continuity plans are adequate and ready to implement if necessary.

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

  PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On July 27, 1999, the United States Department of Justice filed petitions with the United States District Court in Washington, D.C. alleging civil and criminal contempt in connection with the formation of the Company's drilling fluids joint venture. The petitions allege that the Company and Schlumberger violated a Consent Decree and Final Order issued in 1994 in United States v. Baroid Corporation. The Company agreed to be bound by the Consent Decree in connection with the purchase of the majority ownership interest in M-I which was acquired in April 1994. The Justice Department's petitions request that the Court rescind the transaction, fine the Company $100,000 per day for violations under the Consent Decree and levy an appropriate fine against the Company under the criminal pleading. The Company has been advised that it has a strongly defensible position as the transaction did not involve any of Schlumberger's U.S. drilling fluids assets or businesses, had no significant impact on U.S. business and, therefore, was not subject to the terms of the Consent Decree. The Company does not anticipate that the outcome of a hearing on this matter, which is currently scheduled for the later portion of November 1999, will have a material adverse impact on the Company's consolidated financial position or results of operations.

    On October 29, 1996, the Company was served with a complaint in the United States District Court entitled Rock Bit International, Inc. v. Smith International, Inc. This lawsuit is a patent infringement dispute alleging that drill bits made by the Company infringe a U.S. patent owned by Rock Bit International, Inc. ("RBI") which was issued on September 8, 1992. RBI alleges that the Company infringes its patent by making and selling certain three-cone rock bits having cutting structures covered by the claims of RBI's patent. On September 30, 1999, the United States District Court granted the Company's motion for summary judgement and entered a Final Judgement holding the asserted claims of the RBI patent invalid. RBI has filed a Notice of Appeal.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         (27)  Financial Data Schedules.
               27.1 Financial Data Schedule for the nine month period ended September 30, 1999.

         (b)   Reports on Form 8-K

                   The Registrant filed a Form 8-K dated July 14, 1999, and, as amended September 27, 1999, reporting under "Item 5. Other Events", related to a press release announcing the completion of a transaction with Schlumberger Limited related to the combination of certain M-I and non-U.S. Dowell drilling fluid operations.

                   The Registrant filed a Form 8-K dated July 28, 1999,
               reporting under "Item 5. Other Events" related to a press release announcing petitions filed against the Company by the United States Justice Department.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SMITH INTERNATIONAL, INC.
                                    Registrant



Date:  November 12, 1999            By: /s/ Douglas L. Rock
     -----------------------           ----------------------------------------
                                       Douglas L. Rock
                                       Chairman of the Board, Chief Executive
                                       Officer, President and Chief Operating
                                       Officer



Date:  November 12, 1999            By: /s/ Margaret K. Dorman
     -----------------------           ----------------------------------------
                                       Margaret K. Dorman
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             ------------
 27.1         Financial Data Schedule for the nine month period ended
              September 30, 1999.