Form 10-K405
period 1999-12-31
SMITH INTERNATIONAL INC
filed 2000-03-28
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    (MARK ONE)

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates on March 21, 2000 was $3,251,093,883 (47,202,815 shares at the closing price on the New York Stock Exchange of $68.875). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

         There were 50,038,435 shares of common stock outstanding at March 21, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Smith International, Inc. ("Smith" or the "Company") is a leading worldwide supplier of premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control equipment, waste-management services, three-cone and diamond drill bits, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply-chain management solutions through an extensive branch network providing pipe, valves, fittings, mill, safety and other maintenance products. The Company was incorporated in the State of California in January 1937 and reincorporated under Delaware law in May 1983. The Company's executive offices are headquartered at 16740 Hardy Street, Houston, Texas 77032 and its telephone number is (281) 443-3370.

         The Company's operations are classified into two reportable segments:
Oilfield Products and Services Group and Distribution Group. The Oilfield Products and Service Group consists of three business units: M-I L.L.C. ("M-I"), which primarily provides drilling and completion fluid systems and services, solids-control equipment and waste-management services; Smith Bits, which manufactures and sells three-cone and diamond drill bits; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution Group consists of one business unit: Wilson, which markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets.

         Financial information regarding reportable segments and international operations appears in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Information related to acquisitions and dispositions appear in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

INDUSTRY OVERVIEW

         The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. Drilling activity levels are primarily influenced by energy prices but may also be affected by expectations related to the worldwide supply for oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

         Management anticipates that the average worldwide rig count in 2000 will increase from the record low activity levels reported in the prior year driven by a combination of increased North American natural gas demand, declining crude oil inventory levels, improved commodity prices and a moderate increase in global energy demand. Increased natural gas-focused drilling activity in North America, which began in the last half of 1999 and has continued into the first quarter of 2000, has contributed the majority of the improvement to date in the worldwide rig count. Drilling activity outside of North America, which is generally slower to respond to commodity prices due to the longer lead times necessitated by the size and scope of these projects, remains near record low levels and is not expected to improve until the second half of 2000. Although a number of operators have announced plans to increase exploration and production spending in 2000, a substantial increase in production by members of the Organization of the Petroleum Exporting Countries could adversely impact anticipated improvements in activity levels.

BUSINESS OPERATIONS

OILFIELD PRODUCTS AND SERVICES GROUP

M-I

M-I Fluids

         Products and Services. The Company is a leading worldwide provider of drilling fluid systems, products and engineering services to end users engaged in drilling oil, natural gas and geothermal wells. Drilling fluid products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Engineering services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include recommending products and services during the well planning phase; monitoring drilling fluid properties; recommending adjustments during the drilling phase; and analyzing/benchmarking well results after completion of the project to improve the efficiencies of future wells.

         M-I Fluids offers water-base, oil-base and synthetic-base drilling fluid systems. Water-base drilling fluids are the world's most widely utilized systems, having application in both land and offshore environments. Typically, these systems comprise an engineered blend of weighting materials used to contain formation pressures, and a broad range of chemical additives, specially designed to yield the specific drilling performance characteristics required for a given drilling project. Oil-base drilling fluids, which primarily are used to drill water-sensitive shales, reduce torque and drag and are widely used in areas where stuck pipe is likely to occur. In certain drilling areas of the world, oil-base systems exhibit comparably higher penetration rates when compared to water-base systems, significantly reducing time on location and overall drilling costs. Synthetic-base drilling fluids are used in drilling environments where oil-base fluids are environmentally prohibited and provide the performance benefits of oil-base systems. Synthetic-base systems are particularly advantageous in the deepwater environment.

         Completion fluids (clear brines) are solids-free, clear-salt solutions with high specific gravities and are non-damaging to the producing formation. Oil and gas operators use these specially designed fluid systems in combination with a comprehensive range of specialty chemicals to control bottom-hole pressures, while meeting the specific corrosion, inhibition, viscosity and fluid loss requirements during the completion and workover phase of a well. These systems are specially designed to maximize well production by minimizing formation damage that can be caused by solids-laden systems. M-I Fluids provides a complete line of completion fluids products and services, including a full-range of low- and high-density brines, specialty chemicals, filtration and chemical treatment services used in the reclamation of these specialized fluids, wellsite engineering, technical and laboratory support services.

         Competition. Within the oil service industry, M-I Fluids competes in a variety of distinct segments with a number of different competitors. The major competitors in the worldwide drilling fluid industry are Baroid Drilling Fluids (a division of Halliburton Company ("Halliburton")) and INTEQ (a division of Baker Hughes, Inc. ("Baker Hughes")). While these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally-based competitors, as well as limited product producers that market their products without technical services. Differentiation within the competition is based upon the engineering services provided at the wellsite, product quality and availability, technical support, service response and price.

         M-I Completion Fluids has four main competitors in the sale of clear brine fluids to end-use markets: Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., OSCA, Inc. (a subsidiary of Great Lakes Chemical Corporation) and Ambar, Inc. This market is highly competitive, and competition is based primarily on product availability, technical service and price.

M-I SWACO

         Products and Services. M-I's SWACO division offers a complete line of solids control, pressure control, rig instrumentation and waste management services to the worldwide drilling market on both a sale and rental basis. Key products in the pressure control line include the MUD D-GASSER(R) and SUPER CHOKE(R), which holds a strong market position, as well as the SUPER MUD GAS SEPARATOR(TM) and 10K UnderBalanced Drilling Choke(TM), which is a key advancement in underbalanced drilling operations. The solids control line of shakers - MUD CLEANERS(TM), hydroclones and centrifuges - was designed to offer operators the option of drilling in "dry locations", where drilling fluid waste is minimized and handled in an environmentally acceptable manner. SWACO's rig instrumentation line features SG-SMART(R) Data Acquisition Systems, advanced monitoring systems that measure, monitor and display the drilling status of a well with high speed accuracy. In addition, SWACO's advances in slurrification and re-injection, vacuum cuttings collection and high gravity force drying have enabled the group to provide a full suite of waste-minimization and management services. Further, the recent acquisition of SCC Environmental's Thermal Phase Separation(TM) (TPS(TM)) process gives operators a proven thermal desorption technology for maximum recovery of drilling fluids and minimization of waste materials.

         Competition. SWACO competes with Brandt/EPI (a subsidiary of Tuboscope Inc.), Derrick Equipment Company and Martin Decker Totco (a subsidiary of Varco Industries). Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.

Smith Bits

         Products. The Smith Bits business unit is a worldwide leader in the design, manufacture and marketing of drill bits used in drilling oil and gas wells and in mining applications under the Smith Tool(TM), GeoDiamond(TM) and Smith Mining(TM) product lines. Most bits manufactured by Smith Bits are three-cone drill bits for the petroleum industry, ranging in size from 3 1/2 to 28 inches in diameter. These three-cone bits comprise two major components - the body and the cones, which contain different types of pointed structures referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal-applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert"), which is usually tungsten carbide. In the last few years, there has been a significant increase in demand for drill bits in which the tungsten carbide insert is coated with polycrystalline diamond ("PDC"). In certain formations, bits produced with diamond-enhanced inserts last longer and increase penetration rates, which subsequently decreases overall drilling costs. Smith Bits is the leading provider of drill bits utilizing diamond-enhanced insert technology.

         Smith Bits also designs, manufactures and markets diamond, or shear, drill bits featuring PDC or natural diamond cutters. The Company manufactures PDC and cubic boron nitride at its MegaDiamond and Supradiamant subsidiaries. These ultra-hard materials are used in the Company's three-cone and diamond drill bits and other specialized cutting tools. MegaDiamond developed and uses patented processes for applying diamonds to a curved surface with multiple transition layers. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provides the Company a cost and technological advantage. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into several non-energy cutting tool markets. The Company believes that its ability to develop specialized diamond inserts for specific applications has, and will continue, to provide new business opportunities.

         Mining bits typically are used in shallow drilling to place explosives for blasting in open pit mining operations. While the cutting structures in mining bits are principally tungsten carbide insert ("TCI"), others, known as hammer bits, employ both tungsten carbide and diamond-enhanced inserts and have been designed for use with air percussion tools.

         Competition. Besides the Company, Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and Reed/Hycalog (a division of Schlumberger Limited ("Schlumberger")) are the three major competitors in the drill bit business. While the Company and Hughes Christensen maintain the leading shares of worldwide revenues in drill bits, they compete with more than 20 competitors. Generally, competition for sales of drill bits is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality reliability and technological advances, such as diamond enhanced inserts, provide its products with a competitive advantage.

Smith Services

         Products and Services. The Smith Services business unit, formerly Smith Drilling & Completions, provides drilling, remedial and completion products and services to end-users engaged in drilling oil, natural gas and geothermal wells. Smith Services' operational groups include the Drilco Group, Red Baron Group, Lindsey Group, HE Group and Directional Group.

         The Drilco Group's products and services include: rotating drilling heads for flow control in underbalanced drilling; automatic connection torque monitoring and control systems; downhole drilling tools; tubular drill string components (drill collars, subs, kellys, Hevi-WateTM drill pipe); drilling tool and drill string inspection products and services; drill string repair and rebuild services and production tubulars; and sucker rod inspection and repair.

         The Red Baron Group's products and services include: casing exit and multilateral services; remedial, re-entry and fishing services used in specialized drilling and workover operations; underreaming and hole opening services to provide additional annular space in the well bore for cementing and/or gravel packing; coiled and thru-tubing products and services; mechanical, hydraulic, and explosive pipe cutting to remove casing during a well or platform abandonment and multi-lateral installations. The Red Baron Group's products include the patented Reamaster(TM) and Underream-While-Drilling System(TM) which allow two operations to be performed simultaneously. The product group also includes the patented Millmaster(TM) Performance Milling System, the patented Packstock(TM) and Anchorstock(TM) Performance Window Cutting System and the TrackMaster(TM) System.

         The Lindsey Group's products and services include: liner hangers, cementing products and tools, liner top packers and tie-back equipment, setting tools and permanent and temporary packers plus the service personnel to install these products in the well bore.

         The HE Group specializes in the design and distribution of drilling and fishing jars with associated accelerators, as well as, general fishing tools. With its Hydra-Jar(R), the HE Group is a worldwide leader in drilling jars. Other innovations include the Hydra-Thrust(TM) and Hydra-Thorax(TM) tools which are designed to maintain constant weight on the drill bit and absorb drill string torsional and axial vibrations. In addition, the HE Group provides technically innovative impact tools for fishing and coil tubing applications to aid in well remedial operations.

         The Directional Group provides directional drilling, motor and Measurement While Drilling (MWD) products and services to U.S. operators.

         Generally, all products are manufactured by the same management with each specific product group marketed, maintained and operated by group specific management.

         Competition. The Company's major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford International, Inc. ("Weatherford"), Baker Oil Tools (a division of Baker Hughes) and numerous small local companies. The main competitors in the completion market are Baker Oil Tools and Weatherford. Competition in the drilling and completions sales, rentals and services market is primarily based on performance, quality, reliability, service, price, response time and, in some cases, breadth of products. The main competitor in the drilling jar market is Weatherford; in the fishing jar and tool market, the competitors include Weatherford and Bowen Oil Tools (a division of IRI International). Smith Services attributes its competitive position to its commitment to technological advancements that add value to the customer's programs plus the quality, performance and service of its products and employees.

DISTRIBUTION GROUP

Wilson

         Products and Services. Wilson is a supply-chain management company which provides products and services to the energy, refining, petrochemical, power generation and mining industries. Wilson operates an extensive network of supply branches, service centers and sales offices through which it markets pipe, valves, fittings, mill, safety, janitorial and other maintenance products throughout the world, predominately in the United States and Canada. In addition, Wilson provides warehouse management, vendor integration and various surplus and inventory management services. The majority of Wilson's operations are focused on North American distribution of maintenance, repair and operating supplies and equipment with the remainder associated with line pipe and automated valve products (including valve, actuator and control packages).

         Competition. Wilson's competitors in the distribution business include National Oilwell Inc., McJunkin Corporation and a significant number of smaller, locally-based competitors. The oilfield equipment supply industry is highly competitive. Generally, competition involves numerous factors including price, experience, customer service and equipment availability. Wilson markets its products and services to exploration and production companies as well as to companies with operations in the refining, chemical and pipeline segments of the petroleum industry and as a result is considered to be both an "upstream" and "downstream" competitor. Fluctuations in the demand for products and services from customers with operations in these segments tend to provide a diversified revenue base.

NON-U.S. OPERATIONS

         Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith's management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum producing areas of the world, including Canada, the North Sea/Europe, the Middle East, Latin America, Asia/Pacific and Africa. Approximately 54 percent of the Company's revenues in 1999 were derived from equipment or services sold or provided outside the United States.

         Historically, drilling activity outside the United States has been less volatile than U.S. based activity as the high cost of exploration and production programs outside the United States are generally undertaken by major oil companies, consortiums and national oil companies. These entities operate under longer-term strategic priorities than do the independent drilling operators that are more common in the U.S. market.

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

RAW MATERIALS

         Through its company-owned mines in and outside the United States, M-I has the capability to produce a large portion of its requirements for barite and bentonite. Barite reserves are mined in the United States, the United Kingdom and Morocco. Bentonite is produced from ore deposits in the United States. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are readily available for production when market conditions dictate. In addition to its own production, M-I purchases a majority of its worldwide barite requirements from suppliers outside the United States, mainly the People's Republic of China, India and Morocco.

         The Company purchases a variety of raw materials for its Smith Bits and Smith Services units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company purchases a significant amount of tungsten carbide inserts and U.S. forging requirements from two suppliers under separate supply agreements. The Company believes that numerous alternative supply sources are available for all such materials. The Company produces PDC in Provo, Utah and Scurelle, Italy for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit producer with substantial PDC manufacturing capabilities.

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

         The Company's business units maintain product development and engineering departments whose activities are focused on improving existing products and services and developing new technologies to meet customers demands for improved drilling performance and environmental-based solutions for drilling and completion operations. The Company's primary research facilities are located in Houston, Texas, Stavanger, Norway, Aberdeen, Scotland and St. Austell, England.

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

         The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities amounted to $39.0 million in 1999, $41.0 million in 1998 and $34.9 million in 1997. In 1999, research and engineering expenditures approximated 2.2 percent of revenues.

         Although the Company has over 700 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or upon patent protection in general.

EMPLOYEES

         At December 31, 1999, the Company had 7,524 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I. The Company considers its labor relations to be satisfactory.

ITEM 2.  PROPERTIES

         The principal facilities and properties utilized by the Company at December 31, 1999 are shown in the table below. Generally the facilities and properties are owned by the Company.

                                                                                                    Approx.
                                        Principal Products Processed                Land           Bldg. Space
Location                                       or Manufactured                     (Acres)         (sq. ft.)
--------                                       ---------------                     -------         ---------
M-I L.L.C.:
  Greybull, Wyoming..............  Bentonite mine and processing                     8,394           110,000
  Oklahoma City, Oklahoma........  Solids control, rig instrumentation and
                                     environmental remediation equipment                13            99,000
  Appleton, Wisconsin............  Drilling fluid chemical products                     10            93,000
  Wharton County, Texas..........  Drilling fluid chemical products                    100            61,000
  Karmoy, Norway.................  Barite and bentonite processing                       5            51,000
  Greystone, Nevada..............  Barite mine and processing                          268            50,000
  Battle Mountain, Nevada........  Barite processing                                    23            43,000
  Zelmou, Morocco................  Barite mine                                       3,954            41,000
  Zavalla, Texas.................  Drilling fluid chemical products                     33            36,000
  Airdrie, Canada................  Solids control equipment                              4            27,000
  Amelia, Louisiana..............  Barite processing                                    26            25,000
  Spruce Grove, Canada...........  Drilling fluid processing                             3            24,000
  Salzweld, Germany..............  Drilling fluid processing                             2            23,000
  Berra, Italy...................  Solids control equipment                              2            24,000
  Galveston, Texas...............  Barite processing                                     6            21,000
  Aberdeen, Scotland.............  Barite and bentonite processing                       2            12,000
  Foss/Aberfeldy, Scotland.......  Barite mine and processing                          102            10,000
  Mountain Springs, Nevada.......  Barite mine                                         900                --
  Westlake, Louisiana............  Barite processing                                     3                --

Smith Bits and Smith Services:
  Houston, Texas.................  Tubulars, surface and downhole tools, remedial products, liner
                                     hangers, diamond drill bits,
                                     drilling and fishing jars and fishing tool
                                     equipment                                          82           618,000
  Ponca City, Oklahoma...........  Three-cone drill bits                                15           207,000
  Aberdeen, Scotland.............  Downhole tools and remedial products                 10           132,000
  Saline di Volterra, Italy......  Three-cone drill bits                                11            92,000
  Aberdeen, Scotland.............  Downhole tools and remedial products                 10            91,000
  Nisku, Canada..................  Tubulars and drill collars                           10            42,000
  Scurelle, Italy................  Diamond drill bits and synthetic diamond              4            31,000
                                     materials
  Provo, Utah....................  Synthetic diamond materials                           4            30,000

Wilson:
  Houston, Texas.................  Pipe, valves and fittings                            11           198,000

         The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

         Information relating to various commitments and contingencies, including legal proceedings, is described in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        NAME, AGE AND POSITIONS                                PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
        -----------------------                                -------------------------------------------
Douglas L. Rock (53).....................   Chairman of the Board, Chief Executive Officer, President and Chief
     Chairman of the Board, Chief                 Operating Officer.
     Executive Officer, President
     and Chief Operating Officer

Loren K. Carroll (56)....................   President and Chief Executive Officer of M-I L.L.C. since March 1994; Executive Vice
     Executive Vice President of the              President since October 1992; Chief Financial Officer from October 1992 to
     Company; President and Chief                 April 1997; member of the Board of Directors since November 1987.
     Executive Officer of M-I L.L.C.

Neal S. Sutton (54)......................   Senior Vice President--Administration, General Counsel and Secretary
     Administration, General
     Counsel and Secretary

Margaret K. Dorman (36)..................   Senior Vice President, Chief Financial Officer and Treasurer since June 1999; Vice
     Senior Vice President, Chief                 President, Controller and Assistant Treasurer from February 1998 to May 1999;
     Financial Officer and Treasurer              Director of Financial Reporting and Planning from December 1995 to February 1998;
                                                  Various positions including Corporate Controller for Landmark Graphics
                                                  Corporation from November 1992 to November 1995.

Roger A. Brown (54)......................   President, Smith Bits since July 1998; President, Smith Diamond Technology from April
     President, Smith Bits                        1995 to July 1998; Vice President and General Manager, Eastern Hemisphere
                                                  Operations, Reda Pump Company, Division of Camco International, Inc. from
                                                  November 1993 to March 1995.

John J. Kennedy (47).....................   President and Chief Executive Officer, Wilson since June 1999; Senior Vice President,
     President and Chief Executive                Chief Financial Officer and Treasurer from April 1997 to May 1999; Vice President,
     Officer, Wilson                              Chief Accounting Officer and Treasurer from March 1994 to April 1997.

Richard A. Werner (58)...................   President, Smith Services.
     President, Smith Services

Peter D. Nicholson (43)..................   Vice President, Human Resources since February 1998; Director, Human Resources from
     Vice President, Human Resources              June 1997 to February 1998; International Human Resources Manager, Eastern
                                                  Hemisphere from December 1995 to June 1997; Director of Human Resources of Baker
                                                  Hughes INTEQ in Aberdeen from February 1993 to December 1995.

        NAME, AGE AND POSITIONS                                PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
        -----------------------                                -------------------------------------------
Earl M. Springer (49)....................   Vice President, Business Development since February 1998; Manager of Business
     Vice President, Business                     Development from July 1997 to February 1998; Manager of Technology Development
     Development                                  from August 1994 to July 1997.

Brian E. Taylor (37).....................   Vice President and Controller since December 1999; Various positions including
     Vice President and Controller                Controller for Camco International Inc., a division of Schlumberger Limited, from
                                                  January 1998 to August 1999; Director of Central Financial Services for Drypers
                                                  Corporation from October 1996 to December 1997; Arthur Andersen LLP, Audit
                                                  Practice from December 1986 to September 1996.

Geri D. Wilde (49).......................   Vice President, Taxes since February 1998; Director of Taxes from April 1997 to February
     Vice President, Taxes and                     1998; Assistant Treasurer since April 1997; Manager of Taxes and Payroll of
     Assistant Treasurer                           M-I L.L.C. from December 1986 to April 1997.



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

                                                                COMMON STOCK
                                                             HIGH           LOW
                                                           -------        -------
  1998
    First Quarter   ....................................   62              46 1/4
    Second Quarter  ....................................   64 1/2          33 3/8
    Third Quarter   ....................................   38 3/16         17 1/4
    Fourth Quarter  ....................................   39 5/16         19 5/16
  1999
    First Quarter   ....................................   43 1/2          23 9/16
    Second Quarter  ....................................   49 7/8          35 1/4
    Third Quarter   ....................................   52 1/16         39 1/16
    Fourth Quarter  ....................................   50 1/8          31 5/8

         On March 21, 2000, the Company had 2,719 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $68.875.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                  1999(a)           1998(b)         1997           1996           1995
                                                ----------        ----------     ----------     ----------     ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ..................................     $1,806,153        $2,118,715     $2,167,952     $1,651,906     $1,270,478

Gross profit ..............................        467,940           629,059        652,599        472,728        355,875

Income before interest and taxes (c) ......        149,532           125,309        248,946        148,785         92,616

Net income ................................         56,724            34,069        121,329         73,297         49,088

Earnings per share - diluted basis ........           1.15              0.70           2.52           1.53           1.04

BALANCE SHEET DATA:
Total assets ..............................     $1,894,575        $1,758,988     $1,672,499     $1,287,262     $  881,137

Long-term debt ............................        346,647           368,823        371,579        260,443        144,138

Total shareholders' equity ................        720,220           634,034        572,045        454,269        377,829

         In April 1998, the Company acquired Wilson Industries, Inc. in a transaction accounted for as a pooling of interests. Accordingly, the financial information gives effect to the acquisition for all periods presented. The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as business combinations and unusual items which may affect the comparability of the information shown above.

(a) In May 1999, the Company acquired the distribution operations of ConEmsco, Inc. in exchange for 548,527 shares of common stock and a note payable. In July 1999, the Company completed a transaction with Schlumberger Limited related to the combination of certain M-I L.L.C and Dowell drilling fluid operations under a joint venture arrangement. Schlumberger contributed its non-U.S. drilling fluid operations and paid cash consideration of $280 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. The Company recognized a non-recurring gain of $81.4 million in connection with this transaction.

(b) In August 1998, the Company acquired the remaining 36 percent interest in M-I in exchange for a $265.0 million non-interest bearing note.

(c) In 1998, the Company recognized $82.5 million of charges related to restructuring efforts and costs associated with the acquisition and integration of Wilson Industries, Inc.

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

         The Company manufactures and markets premium products and services to the oil and gas exploration and production and petrochemical industries and other industrial markets. The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy producing areas and the depth and drilling conditions of these projects. Drilling activity levels are primarily influenced by energy prices but may also be affected by expectations related to the worldwide supply of and demand for oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

         Management anticipates that the average worldwide rig count in 2000 will increase from the record low activity levels reported in the prior year driven by a combination of increased North American natural gas demand, declining crude oil inventory levels, improved commodity prices and a moderate increase in global energy demand. Increased natural gas-focused drilling activity in North America, which began in the last half of 1999 and has continued into the first quarter of 2000, has contributed the majority of the improvement to date in the worldwide rig count. Drilling activity outside of North America, which is generally slower to respond to commodity prices due to the longer lead times necessitated by the size and scope of these projects, remains near record low levels and is not expected to improve until the second half of 2000. Although a number of operators have announced plans to increase exploration and production spending in 2000, a substantial increase in production by members of the Organization of the Petroleum Exporting Countries could adversely impact anticipated improvements in activity levels.

         Management believes the increasing complexity of drilling programs has resulted in a shift in exploration and production spending toward value-added, technology-based products, which reduce operators' overall drilling costs. The Company continues to focus on investing in the development of technology-based products that considerably improve the drilling process through increased efficiency and rates of penetration and reduced formation damage. Management believes the overall savings realized by the use of the Company's premium products, such as polycrystalline diamond drill bits, diamond-enhanced three-cone drill bits and synthetic drilling fluids, compensate for the higher costs of these products over their non-premium counterparts.

         Additionally, increased focus on streamlining operations by energy and industrial companies has resulted in the adoption of web-based commerce initiatives to lower procurement and inventory management costs. The Company is currently implementing an electronic business ("eBusiness") strategy for its supply-chain management operations and expects to have a web-site with transacting capabilities operational in mid-2000. Management believes that the planned eBusiness capabilities will complement the Company's worldwide logistics and distribution infrastructure and will allow it to participate in the expected increase in global web-based commerce.

SIGNIFICANT TRANSACTIONS

         On July 25, 1999, the Company completed a transaction with Schlumberger Limited ("Schlumberger") related to the combination of certain M-I L.L.C. ("M-I") and Dowell drilling fluids operations under a joint venture arrangement. Schlumberger contributed its non-U.S. Dowell drilling fluid operations and paid cash consideration to the Company in exchange for a 40 percent minority ownership interest in the combined operations (collectively, the "M-I Transaction").

         On May 28, 1999, the Company acquired certain operations of ConEmsco, Inc. ("CE"), and CE's majority ownership interest in CE Franklin Ltd. (collectively, the "ConEmsco Transaction"), businesses primarily engaged in oilfield supply and distribution in the United States and Canada. In connection with the acquisition, the Company issued 548,527 shares of common stock and a $30.0 million note payable to the seller.

RESULTS OF OPERATIONS

Revenues

         The Company markets its products and services throughout the world through four business units which are aggregated into two reportable segments. The Oilfield Products and Services Group consists of three business units: M-I L.L.C., Smith Bits and Smith Services. The Distribution Group includes the Wilson business unit. The business and revenue information below has been summarized by business unit in order to provide additional information in analyzing the Company's operations. Additional financial information regarding reportable segments and international operations appears in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

         The following table presents revenue and average rig count information for the periods shown (dollars in thousands):


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------
                                                    1999                        1998                       1997
                                                    ----                        ----                       ----
                                            AMOUNT       PERCENT        AMOUNT       PERCENT        AMOUNT       PERCENT
                                          ----------    ----------    ----------    ----------    ----------    ----------
Revenues by Business Unit:

  M-I L.L.C ..........................    $  842,214            47    $1,014,449            48    $1,001,048            46
  Smith Bits .........................       240,109            13       308,263            15       328,112            15
  Smith Services......................       227,216            13       323,456            15       295,498            14
  Wilson .............................       496,614            27       472,547            22       543,294            25
                                          ----------    ----------    ----------    ----------    ----------    ----------

    Total ............................    $1,806,153           100    $2,118,715           100    $2,167,952           100
                                          ==========    ==========    ==========    ==========    ==========    ==========

Revenues by Area:

  U.S ................................    $  834,783            46    $1,017,016            48    $1,147,244            53
  Export .............................        83,594             5       140,398             7       142,213             6
  Non-U.S ............................       887,776            49       961,301            45       878,495            41
                                          ----------    ----------    ----------    ----------    ----------    ----------

    Total ............................    $1,806,153           100    $2,118,715           100    $2,167,952           100
                                          ==========    ==========    ==========    ==========    ==========    ==========

Average Annual Active Rig Count:

  U.S ................................           622                         829                         945
  Canada .............................           246                         260                         375
  Non-North America ..................           590                         754                         809
                                          ----------                  ----------                  ----------

    Total ............................         1,458                       1,843                       2,129
                                          ==========                  ==========                  ==========

Oilfield Products and Services Group

         M-I L.L.C. provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I's 1999 revenues decreased $172.2 million, or 17 percent, from 1998, and 1998 revenues increased $13.4 million, or one percent, from 1997. The impact of a 21 percent reduction in average worldwide drilling activity from 1998 was partially offset by revenues generated from the drilling fluid operations acquired from Schlumberger in July 1999. Excluding the impact of the acquired operations, M-I's revenues in 1999 were 23 percent below 1998 levels. The majority of the revenue variance was reported in Latin America, the United States and Europe/Africa. Revenues in 1998 increased over 1997 as lower U.S. volumes associated with weak oil prices were offset by higher demand in Europe/Africa and Latin America.

         Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit's MegaDiamond and Supradiamant subsidiaries manufacture polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. Smith Bits' 1999 revenues decreased $68.2 million, or 22 percent, from 1998, and 1998 revenues decreased $19.8 million, or six percent, from 1997. Reflecting the decline in drilling activity in all geographic areas, demand for three-cone petroleum bits was below 1998 levels and accounted for the substantial portion of the revenue decline. The 1998 revenue decline from 1997 related to lower North American activity levels which resulted in decreased unit sales of petroleum three-cone bits. The impact of the decline in unit sales was partially offset by improved pricing combined with increased volumes in the Eastern Hemisphere.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' 1999 revenues decreased $96.2 million, or 30 percent, from 1998, and 1998 revenues increased $28.0 million, or nine percent, from 1997. Reduced demand in 1999 for tubular goods and remedial products and services due to lower drilling and production activity accounted for the majority of the decline in revenues from 1998 levels. The majority of the revenue growth from 1997 to 1998 was reported outside North America and related to increased demand across all product lines.

Distribution Group

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $24.1 million, or five percent, from 1998, and 1998 revenues decreased $70.7 million, or 13 percent, from 1997. Incremental revenues generated by the operations acquired in the ConEmsco Transaction in May 1999 accounted for the increase over 1998. Lower base operation revenues in the United States, due to the decline in U.S. drilling activity from 1998 levels, and the divestiture of Wilson's Oil Country Tubular Goods ("OCTG") operations partially offset the increase. Excluding the impact of operations acquired and divested during 1999, Wilson's revenues were 22 percent below 1998 levels. On a geographic basis, the revenue decrease from 1997 was reported in the United States, which was adversely impacted by the decline in drilling activity levels. On a product basis, lower tubular revenues associated with a decline in unit sales and increased competitive pricing pressures contributed to the majority of the revenue decrease from 1997.

                  For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------
                                                    1999                        1998                       1997
                                                    ----                        ----                       ----
                                            AMOUNT       PERCENT        AMOUNT       PERCENT        AMOUNT       PERCENT
                                          ----------    ----------    ----------    ----------    ----------    ----------

Revenues ................................ $ 1,806,153           100   $ 2,118,715          100    $ 2,167,952          100
                                          -----------   -----------   -----------   ----------    -----------   ----------

Gross profit ............................     467,940            26       629,059           30        652,599           30

Operating expenses ......................     402,407            22       421,250           20        403,653           19

Non-recurring items .....................     (83,999)           (4)       82,500            4             --           --
                                          -----------   -----------   -----------   ----------    -----------   ----------
Income before interest and taxes ........     149,532             8       125,309            6        248,946           11
Interest expense, net ...................      38,773             2        43,371            2         28,991            1
                                          -----------   -----------   -----------   ----------    -----------   ----------
Income before income taxes and minority
   interests ............................     110,759             6        81,938            4        219,955           10
Income tax provision ....................      47,865             3        26,279            1         59,109            3
                                          -----------   -----------   -----------   ----------    -----------   ----------
Income before minority interests ........      62,894             3        55,659            3        160,846            7
Minority interests ......................       6,170            --        21,590            1         39,517            2
                                          -----------   -----------   -----------   ----------    -----------   ----------

Net income .............................. $    56,724             3   $    34,069            2    $   121,329            5
                                          ===========   ===========   ===========   ==========    ===========   ==========

1999 versus 1998

         Total revenues for 1999 decreased $312.6 million, or 15 percent, from the prior year as high crude oil inventory levels resulted in reduced drilling and completion activity levels in all geographic regions. The majority of the revenue decline from 1998 levels was reported in the United States and Latin America reflecting the decline in exploration and production activity. This revenue decrease was partially offset by incremental revenues from the ConEmsco Transaction and, to a lesser extent, increased sales associated with the new drilling fluids joint venture. On a product basis, reductions in tubular sales, due to the divestiture of Wilson's OCTG operations as well as the decline in activity, accounted for over one-third of the revenue variance between periods.

         Gross profit as a percentage of revenues decreased to 26 percent in 1999 from 30 percent in 1998. The decrease reflects the impact of lower revenues on fixed cost coverage, with reduced manufacturing volumes and rental tool utilization contributing to the majority of the overall margin decline. To a lesser extent, competitive pricing pressures in certain markets in which the Company participates and an increased proportion of distribution revenues, which traditionally generate lower profit margins, have contributed to the decline in gross profit margins. The Company's overall gross profit in 2000 is expected to increase on a dollar basis due to the impact of improved drilling activity and acquired operations, however, on a margin basis, may not reach levels reported prior to 1999 due to the higher proportion of distribution revenues.

         Operating expenses, consisting of selling, general and administrative expenses, decreased $18.8 million, or four percent, from the prior fiscal year. Reductions in costs associated with lower volumes, including reduced headcount levels and other cost control measures implemented in response to activity level declines experienced in 1998, were partially offset by incremental costs associated with the acquired operations.

         During 1999, the Company recognized a non-recurring gain of $81.4 million associated with the M-I Transaction. The non-recurring gain is presented net of transaction-related charges, including resulting profit-sharing and incentive requirements, assessed fines, professional fees and other related expenses. Additionally, the Company recorded a non-recurring net gain of $2.6 million in 1999 related to a gain on disposal of an industrial bentonite mining operation which was partially offset by unrelated charges to write-off certain assets and settle a customer receivable. During 1998, the Company recorded charges related to restructuring efforts and costs associated with the acquisition and integration of the Wilson operations. See Note 3, "Non-Recurring Items," for further discussion of these items.

         Net interest expense, which represents interest expense less interest income, decreased $4.6 million from 1998. Proceeds from the M-I Transaction and, to a lesser extent, cash flow from operations were used to repay outstanding indebtedness, resulting in the interest expense reduction. Incremental interest expense associated with the August 1998 purchase of Halliburton Company's ("Halliburton") minority ownership interest in M-I partially offset the decrease.

         The effective tax rate for 1999 approximated 43 percent, which was an increase from the 32 percent effective rate reported in 1998 and higher than the U.S. statutory rate. The rate exceeded the statutory rate due primarily to the inclusion of non-deductible costs associated with the M-I Transaction and the sale of one of the Company's international mining operations. The variance from the 1998 effective rate reflects primarily higher M-I U.S. partnership earnings in 1998 for which the Company's minority interest partner was responsible for the respective portion of income taxes.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests decreased $15.4 million from the prior year, primarily reflecting the lower profitability of the M-I operations.

1998 Versus 1997

         Total revenues for 1998 decreased $49.2 million, or two percent, from 1997 as weak oil prices affected drilling activity levels across all geographic regions. The revenue decline was reported in the United States and related to the effects of lower land-based drilling activity, which is generally more sensitive to energy price levels. Increased demand in geographic regions outside the United States served to partially offset the reported revenue decline. On a product basis, the overall decrease related to lower tubular sales in the Wilson operations which was associated with the activity level decline.

         Gross profit declined $23.5 million, or four percent, from the 1997 fiscal year. Gross profit margins were comparable year to year approximating 30 percent in both periods. On an absolute dollar basis, the majority of the gross profit decline related to recording inventory write-downs in the fourth quarter of 1998 due to the effects of the downturn in the oil and gas industry. Decreased manufacturing volumes associated with the revenue decline had a minimal impact on the reported margins in 1998.

         Operating expenses, consisting of selling, general and administrative expenses, increased $17.6 million, or four percent, from the prior fiscal year. The increase reflects primarily incremental costs associated with acquired operations and changes in compensation and benefit programs to maintain industry competitive levels.

         During 1998, management evaluated the economic conditions in the oil and gas industry and committed to several restructuring initiatives to lower costs and remain competitive in the environment. The merger and restructuring costs included efforts to reduce the number of employees to appropriate levels to correspond with activity declines, close and consolidate manufacturing facilities, exit product offerings, combine business units and eliminate duplicate cost structures and write-off assets which, due to industry and economic conditions, were determined to have no future value. In addition to the restructuring costs, certain amounts were recognized to consolidate and integrate the Wilson operations. The restructuring efforts, which were substantially completed in the first quarter of 1999, have resulted in reduced employee-related costs. Additionally, although headcount reductions associated with the relocation of the manufacturing facilities resulted in lower employee-related costs, increased efficiencies have also resulted from the combination of the previously separate manufacturing operations. As of December 31, 1998, the remaining reserve for restructuring expenditures approximated $36.3 million. All expenditures for this provision, which was used as intended, were made as of December 31, 1999. See Note 3, "Non-Recurring Items," for further discussion of the merger and restructuring costs.

         Net interest expense, which represents interest expense less interest income, increased $14.4 million over the prior year. A significant portion of the increase relates to the notional interest recorded on the note issued to Halliburton in connection with the purchase of its partnership interest in M-I. The remainder of the increase relates to the higher level of borrowings required to fund other business acquisitions and finance general working capital needs.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

         Cash and cash equivalents increased $1.4 million during the year and equaled $24.1 million at December 31, 1999. The Company's operations generated $68.7 million of cash flows in 1999 which is a $55.3 million decrease from the amount generated in 1998. The decline in profitability of operations before non-recurring items from 1998 was the primary component of the reported variance and was partially offset by a significant reduction in inventory levels for base operations in response to the decline in activity.

         In 1999, the Company invested $38.9 million in property, plant and equipment net of cash proceeds arising from certain asset disposals. Capital expenditures for 2000 are expected to increase from 1999 levels due to the recent improvement in exploration and production activity, but should remain well below 1998 levels. Capital spending in 2000 is expected to consist of spending for routine additions of property and equipment used to support the Company's operations and maintenance of the Company's capital equipment base. The Company believes funds generated from operations, cash on hand and amounts available under existing credit facilities will be sufficient to finance capital expenditures and other working capital needs of the existing operations for the foreseeable future.

         The Company received cash of $314.7 million in connection with the M-I Transaction. In addition, the Company received cash of $44.2 million in connection with the disposal of certain of its mining operations and Wilson's OCTG operations. The Company funded $305.3 million related to business acquisitions during 1999. Cash flows from operations and the sale of interest in certain operations for the year were sufficient to fund capital expenditures and acquisition requirements resulting in repayments of borrowings under available facilities.

         Subsequent to December 31, 1999, the Company acquired Texas Mill Supply and Manufacturing, Inc., a provider of industrial mill and safety products and inventory management services to the refining, power generation, petrochemical and chemical markets, with borrowings under existing credit facilities. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has various revolving line-of-credit facilities in and outside the United States for operating and financing needs. The Company had approximately $158 million of funds available under its long-term revolving line-of-credit facilities at December 31, 1999. Additionally, the Company had approximately $79 million of non-U.S. borrowing facilities with various banks which had available borrowing capacity of approximately $33 million at year-end.

         On October 29, 1996, the Company was served with a complaint in the United States District Court in Houston, Texas entitled Rock Bit International, Inc. v. Smith International, Inc. which alleged that drill bits made by the Company infringed a U.S. patent owned by Rock Bit International ("RBI"). On September 30, 1999, the United States District Court granted the Company's motion for summary judgement and entered a Final Judgement holding the asserted claims of the RBI patent invalid. On November 30, 1999, the Court awarded the Company all of its attorneys' fees and costs. RBI appealed the Final Judgement and the award of fees and costs. Subsequent to year-end, Smith and RBI reached a final settlement whereby RBI abandoned its appeals, paid certain cash consideration and gave the Company a release and license under all current inventions, patent applications and patents.

         On July 27, 1999, the United States Department of Justice filed petitions with the United States District Court in Washington, D.C., which alleged civil and criminal contempt in connection with the formation of the Company's drilling fluids joint venture. The petitions alleged that the Company and Schlumberger violated a Consent Decree and Final Order issued in 1994 in United States v. Baroid Corporation. The Company agreed to be bound by the Consent Decree in connection with the purchase of the majority ownership interest in M-I in April 1994. On December 9, 1999, the Company and Schlumberger entered into a settlement agreement with the Department of Justice as to the civil contempt petition and agreed to pay a civil fine in the total amount of $13.1 million. The Department of Justice agreed that it would support the Company's request to modify the Consent Decree to permit the transaction. The criminal contempt claim was submitted to the Court. On December 9, 1999, the Court found the companies in criminal contempt and fined each company $750,000, which the companies elected not to appeal. On December 22, 1999, the Company filed a motion to modify the Consent Decree. Subsequent to year-end, the Company was granted a modification of the Consent Decree and paid its portion of the civil and criminal fines which aggregated $7.5 million.

         The Company has been named as a potentially responsible party in connection with three sites on the U.S. Environmental Protection Agency's National Priorities List. At December 31, 1999, the recorded liability for estimated future clean-up costs for the Superfund as well as other environmental sites was $3.9 million. As more information becomes available, the Company may be required to provide for additional environmental clean-up costs. Management, however, believes that none of these obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See Note 14, "Commitments and Contingencies" for further discussion of environmental liabilities.

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

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. See Note 7, "Financial Instruments," for further discussion of fair value of hedging instruments. SFAS No. 133 requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the effects of adopting SFAS No. 133 on its financial statements.

YEAR 2000

         The Company has implemented modifications to its business systems in order to achieve Year 2000 date conversion compliance without an effect on customers or business operations. During 1998 and 1999, the Company installed new applications and upgraded existing ones in order to bring applications into compliance. The Company believes that all of its systems are Year 2000 compliant and has not experienced any significant failures of its systems or those of its vendors. Future Year 2000 non-compliance, if any, is not expected to have a material effect on the Company's financial position or results of operations.

         The costs related to achieving Year 2000 compliance did not have a material impact on the Company's financial condition or results of operations. All expenditures related to the Year 2000 initiative were expensed as incurred and funded with cash flows from operations.

QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

         The Company is exposed to market risks from changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. See Note 7, "Financial Instruments," for additional discussion of hedging instruments.

         The Company's exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate swaps on a portion of its long-term borrowings. The fair value of interest rate swaps as of December 31, 1999 and 1998 was not material. At December 31, 1999, after considering the effect of interest rate swaps, 12 percent of the Company's long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company's future earnings or cash flows.

         The Company's exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company's hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.

         The Company utilizes a "Value-at-Risk" ("VAR") model to determine the maximum potential one-day loss in the fair value of its foreign exchange sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The Company's VAR computations are based on the interrelationships between movements in various currencies (a "variance/co-variance" technique) during the year. The model includes all of the Company's foreign exchange derivative contracts. Anticipated transactions, firm commitments and assets and liabilities denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. The estimated maximum potential one-day loss in fair value of currency sensitive instruments, calculated using the VAR model, is not material to the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

         We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
January 28, 2000

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1999             1998             1997
                                                                ------------     ------------     ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ...................................................    $  1,806,153     $  2,118,715     $  2,167,952

Costs and expenses:
  Costs of revenues ........................................       1,338,213        1,489,656        1,515,353
  Selling expenses .........................................         310,818          339,097          314,533
  General and administrative expenses ......................          91,589           82,153           89,120
  Non-recurring items ......................................         (83,999)          82,500               --
                                                                ------------     ------------     ------------
     Total costs and expenses ..............................       1,656,621        1,993,406        1,919,006
                                                                ------------     ------------     ------------

Income before interest and taxes ...........................         149,532          125,309          248,946

Interest expense ...........................................          40,823           45,986           31,175
Interest income ............................................          (2,050)          (2,615)          (2,184)
                                                                ------------     ------------     ------------

Income before income taxes and minority interests ..........         110,759           81,938          219,955
Income tax provision .......................................          47,865           26,279           59,109
                                                                ------------     ------------     ------------

Income before minority interests ...........................          62,894           55,659          160,846

Minority interests .........................................           6,170           21,590           39,517
                                                                ------------     ------------     ------------

Net income .................................................    $     56,724     $     34,069     $    121,329
                                                                ============     ============     ============

Earnings per share:
  Basic ....................................................    $       1.17     $       0.71     $       2.55
                                                                ============     ============     ============
  Diluted ..................................................    $       1.15     $       0.70     $       2.52
                                                                ============     ============     ============

Weighted average shares outstanding:
  Basic ....................................................          48,586           47,909           47,504
                                                                ============     ============     ============
  Diluted ..................................................          49,190           48,341           48,083
                                                                ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1999            1998
                                                                                    ------------    ------------
                                                                                          (IN THOUSANDS)

CURRENT ASSETS:

     Cash and cash equivalents .................................................    $     24,127    $     22,717
     Receivables, less allowance for doubtful accounts of $9,636 and $10,437
     in 1999 and 1998, respectively ............................................         474,114         424,054
     Inventories ...............................................................         497,414         465,705
     Deferred tax assets, net ..................................................          38,954          48,509
     Prepaid expenses and other ................................................          20,171          36,170
                                                                                    ------------    ------------

       Total current assets ....................................................       1,054,780         997,155
                                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:

     Land ......................................................................          25,119          27,019
     Buildings .................................................................          87,024          72,560
     Machinery and equipment ...................................................         365,360         348,131
     Rental tools ..............................................................         219,118         211,871
                                                                                    ------------    ------------

                                                                                         696,621         659,581

     Less - Accumulated depreciation ...........................................         315,539         284,345
                                                                                    ------------    ------------

     Net property, plant and equipment .........................................         381,082         375,236
                                                                                    ------------    ------------

  GOODWILL, net of accumulated amortization of $26,985 and $18,251 in
  1999 and 1998, respectively ..................................................         349,773         289,242

  OTHER ASSETS .................................................................         108,940          97,355
                                                                                    ------------    ------------

  TOTAL ASSETS .................................................................    $  1,894,575    $  1,758,988
                                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             DECEMBER 31,
                                                                                    -----------------------------
                                                                                        1999             1998
                                                                                    ------------     ------------
                                                                                  (IN THOUSANDS, EXCEPT PAR VALUE DATA)
CURRENT LIABILITIES:

  Short-term borrowings and current portion of long-term debt ..................    $     50,784     $    345,253
  Accounts payable .............................................................         218,551          145,338
  Accrued payroll costs ........................................................          62,729           46,296
  Income taxes payable .........................................................          17,468           32,402
  Accrued merger and restructuring costs .......................................              --           36,299
  Other ........................................................................         107,786           87,712
                                                                                    ------------     ------------

    Total current liabilities ..................................................         457,318          693,300
                                                                                    ------------     ------------

LONG-TERM DEBT .................................................................         346,647          368,823

DEFERRED TAX LIABILITIES .......................................................          37,098           29,421

OTHER LONG-TERM LIABILITIES ....................................................          15,037           23,903

MINORITY INTERESTS .............................................................         318,255            9,507

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:

  Preferred stock, $1 par value; 5,000 shares authorized; no shares issued
    or outstanding in 1999 or 1998 .............................................              --               --
  Common stock, $1 par value; 60,000 shares authorized; 49,586 shares
    issued in 1999 (48,793 in 1998) ............................................          49,586           48,793
  Additional paid-in capital ...................................................         351,397          323,056
  Retained earnings ............................................................         337,509          280,785
  Cumulative translation adjustments ...........................................         (10,570)         (10,898)
  Less - treasury securities, at cost; 656 common shares in 1999 and 1998 ......          (7,702)          (7,702)
                                                                                    ------------     ------------

    Total shareholders' equity .................................................         720,220          634,034
                                                                                    ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................    $  1,894,575     $  1,758,988
                                                                                    ============     ============


The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                         COMMON STOCK
                                                    ----------------------  ADDITIONAL               CUMMULATIVE
                                                      NUMBER                  PAID-IN     RETAINED   TRANSLATION
                                                    OF SHARES     AMOUNT      CAPITAL     EARNINGS   ADJUSTMENTS
                                                    ----------  ----------  ----------   ----------  -----------
Balance, December 31, 1996 .......................  48,056,578  $   48,057  $  293,306   $  125,855   $   (5,247)
Comprehensive income:
  Net income .....................................          --          --          --      121,329           --
  Currency translation adjustments ...............          --          --          --           --       (6,253)
                                                    ----------  ----------  ----------   ----------   ----------
Comprehensive income .............................          --          --          --      121,329       (6,253)
                                                    ----------  ----------  ----------   ----------   ----------
Exercise of stock options ........................     159,021         159       3,817           --           --
Cash dividends to Wilson shareholders ............          --          --          --         (375)          --
Treasury stock purchases of business acquired ....          --          --        (901)          --           --
                                                    ----------  ----------  ----------   ----------   ----------
Balance, December 31, 1997 .......................  48,215,599      48,216     296,222      246,809      (11,500)
Comprehensive income:
  Net income .....................................          --          --          --       34,069           --
  Currency translation adjustments ...............          --          --          --           --          602
                                                    ----------  ----------  ----------   ----------   ----------
Comprehensive income .............................          --          --          --       34,069          602
                                                    ----------  ----------  ----------   ----------   ----------
Shares issued in connection with business
  combination ....................................     542,198         542      25,958           --           --
Exercise of stock options and stock grants .......      35,186          35         876           --           --
Cash dividends to Wilson shareholders ............          --          --          --          (93)          --
                                                    ----------  ----------  ----------   ----------   ----------
Balance, December 31, 1998 .......................  48,792,983      48,793     323,056      280,785      (10,898)
Comprehensive income:
  Net income .....................................          --          --          --       56,724           --
  Currency translation adjustments ...............          --          --          --           --          328
                                                    ----------  ----------  ----------   ----------   ----------
Comprehensive income .............................          --          --          --       56,724          328
                                                    ----------  ----------  ----------   ----------   ----------
Shares issued in connection with business
  combination ....................................     548,527         549      23,176           --           --
Exercise of stock options and stock grants .......     244,401         244       5,165           --           --
                                                    ----------  ----------  ----------   ----------   ----------
Balance, December 31, 1999 .......................  49,585,911  $   49,586  $  351,397   $  337,509   $  (10,570)
                                                    ==========  ==========  ==========   ==========   ==========


                                                     TREASURY SECURITIES
                                                   -----------------------
                                                        COMMON STOCK
                                                   -----------------------     TOTAL
                                                    NUMBER OF               SHAREHOLDERS'
                                                     SHARES       AMOUNT       EQUITY
                                                   ----------   ----------   ----------
Balance, December 31, 1996 .......................   (655,854)  $   (7,702)  $  454,269
Comprehensive income:
Net income .......................................         --           --      121,329
Currency translation adjustments .................         --           --       (6,253)
                                                   ----------   ----------   ----------
Comprehensive income .............................         --           --      115,076
                                                   ----------   ----------   ----------
Exercise of stock options ........................         --           --        3,976
Cash dividends to Wilson shareholders ............         --           --         (375)
Treasury stock purchases of business acquired ....         --           --         (901)
                                                   ----------   ----------   ----------
Balance, December 31, 1997 .......................   (655,854)      (7,702)     572,045
Comprehensive income:
Net income .......................................         --           --       34,069
Currency translation adjustments .................         --           --          602
                                                   ----------   ----------   ----------
Comprehensive income .............................         --           --       34,671
                                                   ----------   ----------   ----------
Shares issued in connection with business
   combination ...................................         --           --       26,500
Exercise of stock options and stock grants .......         --           --          911
Cash dividends to Wilson shareholders ............         --           --          (93)
                                                   ----------   ----------   ----------
Balance, December 31, 1998 .......................   (655,854)      (7,702)     634,034
Comprehensive income:
Net income .......................................         --           --       56,724
Currency translation adjustments .................         --           --          328
                                                   ----------   ----------   ----------
Comprehensive income .............................         --           --       57,052
                                                   ----------   ----------   ----------
Shares issued in connection with business
   combination ...................................         --           --       23,725
Exercise of stock options and stock grants .......         --           --        5,409
                                                   ----------   ----------   ----------
Balance, December 31, 1999 .......................   (655,854)  $   (7,702)  $  720,220
                                                   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income .........................................................   $     56,724    $     34,069    $    121,329
  Adjustments to reconcile net income to net cash
    provided by operating activities, excluding the
    net effects of purchase acquisitions:
      Depreciation and amortization ..................................         76,037          70,316          58,553
      Minority interests .............................................          6,170          21,590          39,517
      Non-recurring items, net of tax ................................        (45,233)         65,777              --
      Provision for losses on receivables ............................          2,029           3,016           2,976
      Increase (decrease) in LIFO inventory reserves .................          1,571          (1,013)          3,816
      Gain on disposal of property, plant and equipment ..............         (7,052)         (9,380)         (7,642)
      Foreign currency translation losses ............................            879           1,207             138
  Changes in operating assets and liabilities:
    Receivables ......................................................        (12,915)         82,576        (118,932)
    Inventories, net .................................................         48,777          (9,513)        (83,255)
    Accounts payable .................................................         19,695         (62,324)         22,036
    Accrued merger and restructuring costs ...........................        (33,337)        (35,396)             --
    Other current assets and liabilities .............................        (37,611)        (21,741)        (12,431)
    Other non-current assets and liabilities .........................         (7,025)        (15,129)         12,786
                                                                         ------------    ------------    ------------
        Net cash provided by operating activities ....................         68,709         124,055          38,891
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
  Proceeds from M-I Transaction ......................................        314,652              --              --
  Proceeds from disposal of operations ...............................         44,218              --              --
  Acquisition of businesses, net of cash acquired ....................       (305,297)        (34,685)        (80,656)
  Purchases of property, plant and equipment .........................        (57,174)       (119,204)       (113,146)
  Proceeds from disposal of property, plant and equipment ............         18,322          16,443          14,467
                                                                         ------------    ------------    ------------
        Net cash provided by (used in) investing activities ..........         14,721        (137,446)       (179,335)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ...........................         76,485          25,843         367,549
  Principal payments of long-term debt ...............................       (125,678)        (29,380)       (251,303)
  Net change in short-term borrowings ................................        (34,719)         (1,044)         10,153
  Proceeds from exercise of stock options and warrants ...............          2,975             548           1,794
  Purchases of treasury stock ........................................             --              --            (901)
  Cash dividends to Wilson shareholders ..............................             --             (93)           (375)
  Contributions from (distribution to) minority interest partners ....         (1,440)          2,712          16,092
                                                                         ------------    ------------    ------------
        Net cash provided by (used in) financing activities ..........        (82,377)         (1,414)        143,009
                                                                         ------------    ------------    ------------
Effect of exchange rate changes on cash ..............................            357             413            (774)
                                                                         ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents .....................          1,410         (14,392)          1,791
Cash and cash equivalents at beginning of year .......................         22,717          37,109          35,318
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year .............................   $     24,127    $     22,717    $     37,109
                                                                         ============    ============    ============

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

         On April 30, 1998, the Company acquired all of the equity interests in Wilson Industries, Inc. ("Wilson") in a transaction accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for all periods presented include the accounts of Wilson.

  Use of Estimates

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

  Fixed Assets

         Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost. The Company computes depreciation on fixed assets using principally the straight-line method. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to seven years for rental equipment. Leasehold improvements are amortized over the lives of the leases or the estimated useful lives of the improvements, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used.

         Costs of major renewals and betterments are capitalized as fixed assets. Expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When fixed assets are sold or retired, the remaining cost and related reserves are removed from the accounts and the resulting gain or loss is included in the Consolidated Statements of Operations.

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

                            SMITH INTERNATIONAL, INC.

  Foreign Currency Translation and Transactions

         Gains and losses resulting from balance sheet translation of operations outside the United States where the applicable foreign currency is the functional currency are included as a separate component of shareholders' equity. Gains and losses resulting from balance sheet translation of operations outside the United States where the U.S. dollar is the functional currency are included in the Consolidated Statements of Operations.

         All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations.

  Financial Instruments

         The Company enters into various instruments, including derivatives, to manage interest rate and foreign exchange risks. Derivatives are limited in use and are not entered into for speculative purposes. The instruments are classified as for "purposes other than trading" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

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

  Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates.

  Revenue Recognition

         The Company's revenues are composed of product sales, rental, service and other revenues. The Company recognizes product sales revenues upon delivery to the customer. Rental, service and other revenues are recorded when such services are performed.

  Minority Interests

         The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of M-I L.L.C. ("M-I") profits associated with the minority partners' interests in those operations. To a lesser extent, minority interests in 1999 include the portion of CE Franklin Ltd. earnings applicable to its public shareholders.

  Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.

                            SMITH INTERNATIONAL, INC.

  Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. SFAS No. 133 requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Note 7 presents the fair value of derivatives held by the Company. The Company has not yet quantified the effects of adopting SFAS No. 133 on its financial statements.

2.  BUSINESS COMBINATIONS

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

  Acquisition of Minority Interest in M-I

         On August 31, 1998, the Company acquired the remaining 36 percent interest in M-I previously held by Halliburton Company ("Halliburton"). The Company issued a $265.0 million non-interest bearing promissory note to Halliburton in exchange for their minority ownership interest. The discounted value of the note, which matured and was repaid on April 28, 1999, was classified as short-term borrowings in the accompanying balance sheet at December 31, 1998.

                            SMITH INTERNATIONAL, INC.

  Acquisition of ConEmsco, Inc. and CE Franklin Ltd.

         On May 28, 1999, the Company acquired certain operations of ConEmsco, Inc. ("CE"), and CE's majority ownership interest in CE Franklin Ltd., businesses primarily engaged in oilfield supply and distribution in the United States and Canada. In connection with the acquisition, the Company issued 548,527 shares of common stock and a $30.0 million note payable to the seller which was subsequently repaid.

  Formation of Drilling Fluids Venture

         On July 25, 1999, the Company completed a transaction with Schlumberger Limited ("Schlumberger") related to the combination of certain M-I and Dowell drilling fluid operations under a joint venture arrangement. Schlumberger contributed its non-U.S. Dowell drilling fluid operations, including an asset equalization payment of $34.7 million, and paid cash consideration of $280 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations (collectively, the "M-I Transaction"). Proceeds from the transaction were used to reduce outstanding borrowings of the Company. See
Note 3 for a discussion of the gain recognized in connection with the M-I Transaction.

  Other Acquisitions

         In 1999, the Company completed the purchase of various other operations. These operations were acquired in exchange for cash of $8.8 million which was financed with borrowings against available lines of credit. Additionally, several other acquisitions were completed in 1998 and 1997 in exchange for consideration of $20.5 million and $43.0 million, respectively. These acquisitions have generally been financed with cash, new term loans or borrowings against available lines of credit.

         The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $68.6 million in 1999 and $86.4 million in 1998, which has been recorded as goodwill.

         The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's current and prior year acquisitions had occurred on January 1, 1998 (in thousands, except per share amounts):

                                                1999             1998
                                           --------------   --------------
Revenues ...............................   $    2,036,923   $    2,791,983
Net income .............................            4,797           54,007
Earnings per share:
            Basic ......................   $         0.10   $         1.11
            Diluted ....................             0.10             1.10


         As discussed in Note 3, the Company recognized an after-tax, non-recurring gain of $45.0 million, or $0.91 per diluted share, in connection with the M-I Transaction which is excluded from the unaudited pro forma supplemental information. The information above includes non-recurring charges recognized in 1998 related to restructuring efforts and costs associated with the acquisition and integration of Wilson. The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

                            SMITH INTERNATIONAL, INC.

         The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows:

Fair value of assets, net of cash acquired ...........................   $    230,305
Goodwill recorded ....................................................         68,597
Note payments related to acquisitions ................................        295,000
Total liabilities and minority interest assumed ......................       (264,880)
Common stock issued for consideration ................................        (23,725)
                                                                         ------------
Cash paid for acquisition of businesses, net of cash acquired ........   $    305,297
                                                                         ============

  Acquisition of Wilson Industries, Inc.

         On April 30, 1998, the Company merged with Wilson, a Houston, Texas based provider of products and services to the worldwide petroleum and petrochemical industries. In connection with the merger, the Company issued a total of 7.9 million of its shares in exchange for all of the outstanding shares of common stock of Wilson. The transaction has been accounted for as a pooling of interests.

         The revenues and net income amounts included in the Consolidated Statements of Operations are disclosed in the following table with Wilson's amounts for the periods prior to the merger presented separately:

                                               1998           1997
                                           ------------   ------------
Revenues:
  Smith ................................   $  1,913,438   $  1,563,144
  Wilson ...............................        205,277        604,808
                                           ------------   ------------
  Combined .............................   $  2,118,715   $  2,167,952
                                           ============   ============

Net income:
  Smith ................................   $     28,414   $    102,351
  Wilson ...............................          5,655         18,978
                                           ------------   ------------
  Combined .............................   $     34,069   $    121,329
                                           ============   ============

3. NON-RECURRING ITEMS

         During the third quarter of 1999, the Company recognized a non-recurring gain of $81.4 million, or $45.0 million on an after-tax basis, associated with the M-I Transaction in accordance with the provisions of Staff Accounting Bulletin No. 51. The non-recurring gain is presented net of transaction-related charges of $25.4 million, including resulting profit-sharing and incentive requirements, assessed fines, professional fees and other related costs. Additionally, in the first quarter of 1999, the Company recorded a non-recurring net gain of $2.6 million ($0.2 million after-tax) related to a gain on disposal of an industrial bentonite mining operation which was partially offset by unrelated charges to write-off certain assets and settle a customer receivable.

         During 1998, the Company recognized special charges totaling $97.4 million, or $65.8 million on an after-tax basis. Of that amount $82.5 million was recorded as merger and restructuring costs in the accompanying financial statements and relates to restructuring efforts undertaken in response to activity-level declines and costs required to consolidate and integrate the Wilson operations. The remaining $14.9 million of the charge consists of amounts required to reflect inventories at net realizable value and was recorded in costs of revenues.

         In order to reduce costs and improve productivity, the Company initiated various restructuring efforts to streamline the organizational structure, consolidate manufacturing operations and exit certain product line offerings. These actions resulted in the recognition of $52.5 million of restructuring charges as reflected below. The restructuring efforts included the termination of approximately 2,100 individuals across all business operations and job functions, including manufacturing, sales and administrative positions. Although certain of the employee reductions related to the combination of two separate business units and the elimination of duplicate cost structures, the majority of the reductions were in response to the activity-level declines associated with the industry downturn. The restructuring charge also included amounts to close manufacturing

                            SMITH INTERNATIONAL, INC.

facilities and exit certain business operations. These amounts included costs related to the closure and relocation of one of the Company's European manufacturing operations along with the exit costs for a manufacturing operation and certain product line offerings which were discontinued due to economic considerations in Latin America. The remainder of the restructuring charge related to asset write-offs necessitated by the prevailing economic environment, including non-recoverable assets recorded in Indonesia and certain assets located in the United States which had no future value. The restructuring efforts were substantially completed by the first quarter of 1999.

         In connection with the Wilson transaction, the Company recorded merger costs of approximately $30.0 million which consisted of transaction costs, including accounting, legal and investment banking costs and amounts to consolidate and integrate the existing Wilson operations. The remaining portion of the charge relates to severance costs, including payments required under "change of control" agreements, amounts incurred to relocate and consolidate two separate manufacturing operations located in the United States and write-off certain assets which were determined to have no future value.

         The significant components of the charges recorded during 1998 are included below:

Employee terminations and related costs                                       $     23,719
Facility closure costs and exit costs for certain business operations               15,500
Write-off of certain assets and other miscellaneous costs                           13,281
                                                                              ------------
     Total restructuring costs                                                      52,500
Merger costs related to the Wilson transaction                                      30,000
                                                                              ------------
    Total merger and restructuring costs                                            82,500
Write-down of certain inventories                                                   14,900
                                                                              ------------
                                                                              $     97,400
                                                                              ============


         As of December 31, 1998, the remaining reserve for merger and restructuring costs approximated $36.3 million. All expenditures for this provision, which was used as intended, were made as of December 31, 1999.

4.  EARNINGS PER COMMON SHARE

         The Company adopted SFAS No. 128 "Earnings per Share," which conforms the U.S. method of computing earnings per share ("EPS") with international accounting standards and requires dual presentation of basic and diluted EPS data. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. For purposes of the EPS computation, the 7.9 million shares issued in connection with the Wilson transaction have been treated as if they had been issued and outstanding for all periods presented.

                            SMITH INTERNATIONAL, INC.

         The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                   1999         1998         1997
                                                ----------   ----------   ----------
BASIC EPS:
Net income ..................................   $   56,724   $   34,069   $  121,329
                                                ==========   ==========   ==========

Weighted average number of common
  shares outstanding ........................       48,586       47,909       47,504
                                                ----------   ----------   ----------

Basic EPS ...................................   $     1.17   $     0.71   $     2.55
                                                ==========   ==========   ==========


DILUTED EPS:

Net income ..................................   $   56,724   $   34,069   $  121,329
                                                ==========   ==========   ==========

Weighted average number of common
  shares outstanding ........................       48,586       47,909       47,504
Dilutive effect of stock options ............          604          432          579
                                                ----------   ----------   ----------
                                                    49,190       48,341       48,083
                                                ----------   ----------   ----------

Diluted EPS .................................   $     1.15   $     0.70   $     2.52
                                                ==========   ==========   ==========

5.  INVENTORIES

         Inventories consist of the following at December 31:

                                                                   1999            1998
                                                               ------------    ------------
Raw materials ..............................................   $     41,508    $     43,612
Work-in-process ............................................         43,498          57,913
Products purchased for resale ..............................        118,786          72,444
Finished goods .............................................        317,054         313,597
                                                               ------------    ------------
                                                                    520,846         487,566
Reserves to state certain U.S. inventories
  ($227,622 and $221,653 in 1999 and 1998, respectively)
  on a LIFO basis ..........................................        (23,432)        (21,861)
                                                               ------------    ------------
                                                               $    497,414    $    465,705
                                                               ============    ============

                            SMITH INTERNATIONAL, INC.

6. DEBT

         The following summarizes the Company's outstanding debt at December 31:

                                                                                                     1999               1998
                                                                                                  ----------         ---------
    CURRENT:
        Short-term note payable.............................................................      $       --         $ 259,922
        Short-term borrowings...............................................................          28,317            63,036
        Current portion of long-term debt...................................................          22,467            22,295
                                                                                                  ----------         ---------
          Short-term borrowings and current portion of long-term debt.......................      $   50,784         $ 345,253
                                                                                                  ==========         =========

      LONG-TERM:
        Notes:
        7% Senior Notes maturing September 2007 with an effective interest rate of 7.07%.  Interest payable semi-annually (presented net of
        unamortized discount of $797 and $917 in 1999 and 1998, respectively) ..............      $  149,203         $ 149,083

        Notes payable to insurance companies maturing between 2001 and 2006.
        Interest payable quarterly or semi-annually at rates ranging from
        7.24% to 9.83%......................................................................          70,444            80,667

        7.7%  senior  secured  notes   maturing  July  2007. Principal due in
        equal annual installments of $7.1 million beginning July 2001. Interest
        payable semi-annually ..............................................................          50,000            50,000

        Bank revolvers payable:
        $120.0 million revolving note expiring December 2002. Interest payable quarterly at base rate (8.50% at December 31, 1999) or adjusted
        Eurodollar interbank rate, as defined (6.49% at December
        31, 1999) and described below.......................................................          30,300            29,600

        M-I L.L.C. $80.0 million revolving note expiring December
        2002.  Interest payable quarterly at base rate (8.50% at December
        31, 1999) or adjusted Eurodollar interbank rate, as defined (6.49%
        at December 31, 1999) and described below...........................................          11,900            46,000

        CE Franklin Ltd. 58.0 million  Canadian  dollar secured  revolving facilities expiring February 2001. Interest payable monthly at prime
        plus 0.75% to 1.25% (7.35% at December 31, 1999)....................................          25,289               --

        Term Loans:
        320.0 million Norwegian Krone term loan facility with a bank group.
        Principal due in semi-annual installments of 32.0 million Krone through
        December 2000, remainder due March 2001. Interest payable semi-annually at a Eurokrone rate (6.38% at December 31, 1999), ranging from
        NIBOR plus 0.38% to 0.75%...........................................................          11,946            21,096

        Other...............................................................................          20,032            14,672
                                                                                                  ----------         ---------
                                                                                                     369,114           391,118
        Less current portion of long-term debt..............................................         (22,467)          (22,295)
                                                                                                  ----------         ---------
          Long-term debt....................................................................      $  346,647         $ 368,823
                                                                                                  ==========         =========

                            SMITH INTERNATIONAL, INC.

Principal payments of long-term debt for years subsequent to 2000 are as follows:


              2001.....................................    $  86,488
              2002.....................................       61,563
              2003.....................................       10,821
              2004.....................................       10,476
              Thereafter...............................      177,299
                                                           ---------
                                                           $ 346,647
                                                           =========


         The Company's short-term borrowings consist of amounts outstanding under lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured line-of-credit facilities with banks aggregating $78.6 million. At December 31, 1999, $33.2 million of additional borrowing capacity was available under these facilities. These short-term borrowings had a weighted average interest rate of 11 percent and 13 percent at December 31, 1999 and 1998, respectively.

         In addition to the short-term borrowings, the Company also had a short-term note payable at December 31, 1998, which was issued to Halliburton in connection with the acquisition of its 36 percent interest in M-I. The $265 million non-interest bearing note was recorded in the accompanying financial statements at the discounted value prior to repayment in 1999.

         At December 31, 1999, the Company had $200 million of unsecured revolving credit agreements in addition to the short-term facilities discussed above. These agreements provide for the election of interest at a base rate or a Eurodollar rate of LIBOR plus 30 basis points and require the payment of a quarterly commitment fee of one-tenth of one percent of the unutilized credit facility. The interest and commitment fee percentages are determined based upon the senior debt rating of the Company, as defined. As of December 31, 1999, the borrowing capacity under these lines of credit approximated $158 million.

         In connection with a public debt offering, the Company issued $150 million of unsecured 7 percent Senior Notes. The notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.

         The Company was in compliance with its loan covenants under the various loan indentures at December 31, 1999. The indentures relating to its long-term debt contain certain covenants restricting the payment of cash dividends to the Company's common shareholders based on net income and operating cash flow formulas, as defined. The Company has not paid dividends on its common stock since the first quarter of 1986.

         Interest paid during the years ended December 31, 1999, 1998 and 1997, amounted to $34.0 million, $40.8 million and $27.3 million, respectively.

7.  FINANCIAL INSTRUMENTS

  Interest Rate Contracts

         From time to time, the Company enters into interest rate swaps with the intent of managing its exposure to interest rate risk. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating rates, for defined time periods.

         At December 31, 1999 and 1998, the Company had notional principal amounts of interest rate swaps on outstanding debt of $54.1 million and $71.1 million, respectively. These agreements, which are hedges against certain obligations, terminate between April 2000 and March 2001. Gains and losses from interest rate swaps are recognized currently in the Consolidated Statements of Operations.

         In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be collected.

                            SMITH INTERNATIONAL, INC.

  Foreign Currency Contracts and Options

         From time to time, the Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and currency commitments. The terms of these contracts generally do not exceed one year. Market value gains and losses are recognized currently, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. Gains or losses on contracts are deferred if the transaction qualifies as a hedge. At December 31, 1999 and 1998, foreign exchange contracts outstanding totaled $52.3 million and $40.0 million, respectively.

         The Company also purchases foreign exchange option contracts, with terms which generally do not exceed one year, to hedge certain operating exposures. Premiums paid under these contracts are expensed over the life of the option contract. Gains arising on these options are recognized at the time the options are exercised. The Company had $6.7 million and $5.3 million of foreign exchange option contracts outstanding at December 31, 1999 and 1998, respectively.

  Fair Value

                                            1999                              1998
                                    ---------------------             ----------------------
                                    Recorded       Fair               Recorded        Fair
                                      Value        Value               Value         Value
                                    --------     --------             --------      --------
  Long-term debt.................   $369,114     $369,670             $391,118      $392,451
  Interest rate swaps............         --         (21)                   --          (716)


         The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables, short-term debt and foreign currency contracts, approximates the carrying value due to the short-term nature of these instruments.

                            SMITH INTERNATIONAL, INC.

8.  INCOME TAXES

         The geographical sources of income before income taxes and minority interests for the three years ended December 31, 1999 were as follows:

                                                                        1999            1998            1997
                                                                    ------------    ------------    ------------
Income before income taxes and minority interests:
  United States .................................................   $     70,463    $     19,919    $    141,418
  Non-United States .............................................         40,296          62,019          78,537
                                                                    ------------    ------------    ------------
  Total .........................................................   $    110,759    $     81,938    $    219,955
                                                                    ============    ============    ============


       The income tax provision is summarized as follows:

                                                                         1999            1998            1997
                                                                    ------------    ------------    ------------

  Current:
    United States ...............................................   $     16,266    $      9,117    $     28,636
    Non-United States ...........................................          9,723          27,955          27,143
    State .......................................................          1,675           2,706           2,277
                                                                    ------------    ------------    ------------
                                                                          27,664          39,778          58,056
                                                                    ------------    ------------    ------------
  Deferred:
    United States ...............................................         18,015         (10,301)         (3,393)
    Non-United States ...........................................          2,186          (3,198)          4,446
                                                                    ------------    ------------    ------------
                                                                          20,201         (13,499)          1,053
                                                                    ------------    ------------    ------------
  Income tax provision ..........................................   $     47,865    $     26,279    $     59,109
                                                                    ============    ============    ============

         Deferred taxes are principally attributable to timing differences related to depreciation expense, restructuring reserves, inventories and net operating loss ("NOL") and tax credit carryforwards. The Company reported the tax benefit of operating loss carryforwards utilized in 1998 and 1997 as a reduction in the provision for income taxes in accordance with SFAS No. 109.

         The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. federal statutory tax rate as follows:

                                                                 1999         1998         1997
                                                               --------     --------     --------
U.S. federal statutory tax rate ............................       35.0%        35.0%        35.0%
Utilization of U.S. net operating
  loss and tax credit carryforwards ........................         --         (5.6)        (5.0)
Minority partner's share of U.S. partnership earnings ......       (1.6)        (6.9)        (5.4)
Non-deductible expenses ....................................        5.0          9.0          1.7
Benefit of foreign sales corporation .......................       (0.6)        (3.9)          --
State taxes, net ...........................................        1.5          3.3          1.2
Non-U.S. tax provisions which vary from the
  U.S. rate/non-U.S. losses with no
  tax benefit realized .....................................        4.2          2.5         (0.3)
Other items, net ...........................................       (0.3)        (1.3)        (0.3)
                                                               --------     --------     --------
Effective tax rate .........................................       43.2%        32.1%        26.9%
                                                               ========     ========     ========

                            SMITH INTERNATIONAL, INC.

         The components of deferred taxes at December 31 are as follows:

                                                                                                                        NET
                                                                                        1999            1998           CHANGE
                                                                                    ------------    ------------    ------------
Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation):
    United States ................................................................. $    (32,964)   $    (24,038)   $     (8,926)
    Non-United States .............................................................      (18,208)        (15,347)         (2,861)
                                                                                    ------------    ------------    ------------
  Total deferred tax liabilities ..................................................      (51,172)        (39,385)        (11,787)
                                                                                    ------------    ------------    ------------

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
    United States .................................................................       10,813          11,064            (251)
    Non-United States .............................................................       36,624          31,791           4,833

Other deferred tax assets (principally accrued liabilities not deductible until paid):
    United States .................................................................       48,061          56,131          (8,070)
    Non-United States .............................................................        5,317           6,738          (1,421)
                                                                                    ------------    ------------    ------------
      Subtotal ....................................................................      100,815         105,724          (4,909)

Valuation allowance ...............................................................      (33,646)        (38,284)          4,638
                                                                                    ------------    ------------    ------------

  Subtotal deferred tax assets ....................................................       67,169          67,440            (271)
                                                                                    ------------    ------------    ------------

  Net deferred tax assets ......................................................... $     15,997    $     28,055    $    (12,058)
                                                                                    ============    ============    ============

Balance sheet presentation:

  Deferred tax assets, net ........................................................ $     38,954    $     48,509    $     (9,555)
  Other assets ....................................................................       16,174           9,757           6,417
  Other current liabilities .......................................................       (2,033)           (790)         (1,243)
  Deferred tax liabilities ........................................................      (37,098)        (29,421)         (7,677)
                                                                                    ------------    ------------    ------------
     Net deferred tax assets ...................................................... $     15,997    $     28,055    $    (12,058)
                                                                                    ============    ============    ============

         At December 31, 1999, alternative minimum tax credits of $1.7 million, with no expiration, and foreign tax credits of $9.1 million, which will expire in 2004, are available to reduce future U.S. income taxes. For U.S. tax reporting purposes, the Company utilized all cumulative NOL and investment and other business credits available during 1997. Total foreign operating loss carryforwards at December 31, 1999, are approximately $36.6 million, of which $24.2 million have been offset by recording a valuation reserve. These losses are available to reduce the future tax liabilities of their respective foreign entities. Approximately $16.9 million of these losses will carryforward indefinitely, while the remaining losses expire at various dates.

         Income taxes paid during the years ended December 31, 1999, 1998 and 1997, amounted to $33.7 million, $40.7 million and $49.3 million, respectively.

         The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $35.8 million at December 31, 1999, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

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

10.  EMPLOYEE STOCK OPTIONS

         As of December 31, 1999, the Company had outstanding stock options granted under the 1989 Long-Term Incentive Compensation Plan ("1989 Plan"). Options are generally granted at the fair market value on the date of grant with matters such as vesting periods and expiration of options determined on a grant-by-grant basis. The options, exercisable at various dates through December 2009, are conditioned upon continued employment.

         During 1997, all options remaining under the 1982 Stock Option Plan were exercised or forfeited. No further options may be granted under this Plan.

         The Company has adopted the reporting standards of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation and for transactions in which equity instruments are issued to non-employees for the acquisition of goods and services. This standard requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the Consolidated Statements of Operations or making pro forma disclosures in the notes to the consolidated financial statements. The Company continues to apply APB Opinion 25 and related interpretations in accounting for the 1999 Plan and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

                                                         1999                    1998                  1997
                                                         ----                    ----                  ----
 Net income                  As reported               $56,724                 $34,069               $121,329
                             Pro forma                  53,575                  31,517                120,040
 Earnings per share          As reported:
                                  Basic
                                  Diluted              $  1.17                 $  0.71               $   2.55
                                                          1.15                    0.70                   2.52
                             Pro forma:
                                  Basic
                                  Diluted
                                                       $  1.10                 $  0.66               $   2.53
                                                          1.09                    0.65                   2.50

                            SMITH INTERNATIONAL, INC.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which resulted in a weighted average fair value of $15.08, $10.87 and $18.68 for grants made during the years ended December 31, 1999, 1998 and 1997, respectively. The following assumptions were used for option grants in 1999, 1998 and 1997, respectively; dividend yield of 1.7 percent, 1.7 percent and 1.5 percent; expected volatility of 34 percent, 39 percent and 19 percent; risk-free interest rates of 6.8 percent, 5.3 percent and 5.7 percent and an expected life of six years. The compensation expense included in the above pro forma net income may not be indicative of amounts to be included in future periods as the fair value of options granted prior to adopting SFAS No. 123 was not determined.

         A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during those years is presented below:

                                                                                   Weighted Average
                                                              Shares                   Exercise
                                                           Under Option                 Price
                                                        -------------------        ----------------
Outstanding at December 31, 1996...................        1,263,018                   $18.46

Options granted....................................          284,500                    69.06
Options forfeited..................................          (19,335)                   18.03
Options exercised..................................         (159,021)                   11.39
                                                           ---------

Outstanding at December 31, 1997...................        1,369,162                    29.79

Options granted....................................          876,000                    23.56
Options forfeited..................................           (9,220)                   51.03
Options exercised..................................          (33,186)                   14.05
                                                           ---------

Outstanding at December 31, 1998...................        2,202,756                    27.47

Options granted....................................          546,110                    39.19
Options forfeited..................................          (22,175)                   32.65
Options exercised..................................         (237,401)                   13.05
                                                           ---------

Outstanding at December 31, 1999...................        2,489,290                   $31.37
                                                           =========

                            SMITH INTERNATIONAL, INC.

         The number of outstanding fixed stock options exercisable at December 31, 1998 and 1997 was 942,994 and 670,507; respectively. These options had a weighted average exercise price of $20.74 and $15.22 at December 31, 1998 and 1997, respectively. The following summarizes information about fixed stock options outstanding at December 31, 1999:

                                 Options Outstanding                       Options Exercisable
                    --------------------------------------------         -----------------------
                                       Weighted          Weighted                       Weighted
                                        Average           Average                        Average
   Range of           Number           Remaining         Exercise          Number       Exercise
Exercise Prices     Outstanding    Contractual Life       Price          Exercisable     Price
----------------    -----------    ----------------      -------         -----------    --------
$ 8.38 - $10.31         79,440          3.7               $9.38             79,440      $  9.38
$12.56 - $17.88        504,018          5.0               14.43            504,018        14.43
$22.50 - $41.13      1,629,757          9.0               31.30            379,345        31.63
$69.06                 276,075          7.9               69.06            138,038        69.06
                       -------          ---               -----          ---------      -------
                     2,489,290          7.9              $31.37          1,100,841      $ 26.84
                     =========          ===              ======          =========      =======


         At December 31, 1999, there were 1,108,144 shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional Stock Appreciation Rights.


11.  EMPLOYEE BENEFITS

Pension Plans

         The Company has pension plans in the United States and the United Kingdom ("U.K."). In 1987, Smith and Wilson amended their defined benefit plans to freeze all future benefit accruals and prohibit the addition of any new participants. At that time, the plans covered substantially all full-time U.S. employees of the respective companies. Due to the freezing of the plans, no material contributions were made to the plans for any period presented. Although M-I sponsors certain defined benefit plans, most of the M-I employees are not covered by a pension plan. During 1997, a decision was made to terminate the U.K. pension plan and replace it with a defined contribution plan. Benefit accruals were frozen in 1998 and all obligations to plan participants in the U.K. pension plan are expected to be settled in 2000.

         The Company has several other pension plans covering certain U.S. and non-U.S. employees as well as a pension plan covering directors. Pension expense, benefit obligations and the fair value of plan assets for these plans were not material at or for the periods ended December 31, 1999, 1998 or 1997.

Postretirement Benefit Plans

         The Company and its subsidiaries provide certain health care benefits for retired employees. Many of the employees who retire from the Company are eligible for these benefits.

         The Smith International, Inc. Retiree Medical Plan ("Smith Medical Plan") provides postretirement medical benefits to retirees and their spouses. The retiree medical plan has an annual limitation (the "cap") on the dollar amount of the Company's portion of the cost of benefits incurred by retirees under the Smith Medical Plan. The remaining cost of benefits in excess of the cap is the responsibility of the participants. The cap will be adjusted annually for inflation, which is currently assumed to be 4 percent.

         M-I provides medical coverage to eligible retirees and their dependents under the M-I Drilling Fluids Retiree Medical Plan ("M-I Medical Plan"). Eligibility for inclusion in that plan, however, was closed as of January 1, 1994, to the majority of M-I's employees. M-I contributes to the cost of benefits under this plan; however, these costs are reviewed annually for inflation, and limited to a maximum 5 percent increase in M-I's contribution per year. Any costs in excess of M-I's maximum contribution are the responsibility of the retiree or their dependents.

         Although Wilson provides postretirement medical coverage to eligible retirees and their spouses, new employees have not been eligible for inclusion under this program since February 1987. Eligible individuals are able to continue primary medical

                            SMITH INTERNATIONAL, INC.

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

                                                                PENSION PLANS        POSTRETIREMENT BENEFIT PLANS
                                                          ------------------------    ------------------------
                                                             1999          1998          1999          1998
                                                          ----------    ----------    ----------    ----------
Changes in benefit obligations:
  Benefit obligations at beginning of year ............   $   26,402    $   23,787    $   18,519    $   19,575
  Service cost ........................................           --           226           274           261
  Interest cost .......................................        1,604         1,628         1,057         1,224
  Plan participants contributions .....................           --            --           380           341
  Actuarial loss (gain) ...............................       (2,045)        2,262        (2,603)       (1,471)
  Plan amendments .....................................           --            --        (1,826)           --
  Benefits paid .......................................         (980)       (1,501)       (1,206)       (1,411)
                                                          ----------    ----------    ----------    ----------
  Benefit obligations at end of year ..................   $   24,981    $   26,402    $   14,595    $   18,519
                                                          ==========    ==========    ==========    ==========

Changes in plan assets:
  Fair value of plan assets at beginning of year ......   $   26,797    $   23,700    $       --    $       --
  Actual return on plan assets ........................          478         4,220            --            --
  Employer contributions ..............................           --           378           826         1,070
  Plan participants contribution ......................           --            --           380           341
  Benefits paid .......................................         (980)       (1,501)       (1,206)       (1,411)
                                                          ----------    ----------    ----------    ----------
  Fair value of plan assets at end of year ............   $   26,295    $   26,797    $       --    $       --
                                                          ==========    ==========    ==========    ==========

  Funded status .......................................   $    1,314    $      395    $  (14,595)   $  (18,519)
  Unrecognized net actuarial gain .....................         (775)         (915)       (3,407)         (747)
  Unrecognized prior service cost .....................           --            --        (1,716)       (1,075)
                                                          ----------    ----------    ----------    ----------
  Prepaid benefit (accrued liability) .................   $      539    $     (520)   $  (19,718)   $  (20,341)
                                                          ==========    ==========    ==========    ==========

                            SMITH INTERNATIONAL, INC.

         Assumptions used for financial reporting purposes to compute net benefit expense and its components are as follows:

                                                                    PENSION PLANS              POSTRETIREMENT BENEFIT PLANS
                                                          --------------------------------    ------------------------------
                                                              1999               1998             1999             1998
                                                          -------------      -------------    -------------    -------------
Weighted average assumptions:
  Discount rate..........................................  6.35% - 7.40%      5.50% - 6.75%    7.40% - 7.70%    6.16% - 6.75%
  Expected return on plan assets.........................  6.00% - 8.50%      5.50% - 8.50%             N/A              N/A

Components of net periodic benefit expense:
  Service cost........................................... $          --      $         226    $         274    $         261
  Interest cost..........................................         1,604              1,628            1,057            1,224
  Return on plan assets..................................        (1,782)            (1,850)              --               --
  Amortization of prior service cost.....................            --                  1           (1,185)            (940)
  Amortization of loss (gain)............................           (44)               144               56               (4)
                                                          -------------      -------------    -------------    -------------
  Net periodic benefit expense (credit).................. $        (222)     $         149    $         202    $         541
                                                          =============      =============    =============    =============


         The health care cost trend rate assumption can have a significant effect on the amounts reported. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.9 million and $0.2 million, respectively. A decrease of one percentage point in the health care cost trend rate would decrease the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.6 million and $0.2 million, respectively.

12.  RETIREMENT PLANS

         The Company established the Smith International, Inc. 401(k) Retirement Plan (the "Plan") for the benefit of all eligible employees. Employees may voluntarily contribute up to 12 percent of compensation, as defined, to the Plan. The Company makes retirement, matching and, in certain cases, discretionary matching contributions to each participant's account under the Plan. Participants receive a full match of the first 1 1/2 percent of their contributions along with a retirement contribution ranging from two percent to six percent of their qualified compensation. In addition, the Board of Directors may provide discretionary matching contributions based upon financial performance to participants who are employed by the Company on December 31. The Company's contributions to the Plan totaled approximately $8.5 million, $5.1 million and $6.9 million in 1999, 1998 and 1997, respectively.

         M-I has a Company Profit-Sharing and Savings Plan (the "M-I Plan") under which participating employees may defer up to 12 percent of their compensation, as defined. Under the terms of the M-I Plan, qualified employees are eligible to receive basic, matching and profit-sharing contributions with the approval of the Employee Benefits Committee, and in certain instances, the Board of Directors. Participants are eligible to receive a basic contribution equal to three percent of qualified compensation, and a full match of the first 1 1/2 percent of their contributions. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by M-I on December 31. Total contributions under the M-I Plan approximated $3.9 million, $4.0 million and $5.0 million in 1999, 1998 and 1997, respectively.

         Certain of the Company's subsidiaries sponsor various defined contribution plans. The Company's contributions under these plans for each of the three years in the period ended December 31, 1999, were immaterial.

                            SMITH INTERNATIONAL, INC.

13.  INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production, the petrochemical industry and other industrial markets. In 1999, the Company redefined its operations into two reportable segments: Oilfield Products and Services Group and Distribution Group. The Oilfield Products and Services Group consists of three business units: M-I, which primarily provides drilling and completion fluid systems and services, solids-control equipment and waste-management services; Smith Bits, which manufactures and sells three-cone and diamond drill bits; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution Group consists of one business unit: Wilson, which markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets.

         The principal markets for these segments include all major oil and gas producing regions of the world including North America, Latin America, Europe/Africa, the Middle East and the Far East. The Company's customers include major multi-national, independent and national, or state-owned, oil companies.

         The following table presents financial information for each reportable segment:

                                                    1999            1998            1997
                                                ------------    ------------    ------------
Revenues:
   Oilfield Products and Services Group .....   $  1,309,539    $  1,646,168    $  1,624,658
   Distribution Group .......................        496,614         472,547         543,294
                                                ------------    ------------    ------------
                                                $  1,806,153    $  2,118,715    $  2,167,952
                                                ============    ============    ============

Income before interest and taxes:
   Oilfield Products and Services Group .....   $     70,630    $    209,621    $    237,433
   Distribution Group .......................            178           3,184          15,424
   General corporate ........................         (5,275)         (4,996)         (3,911)
   Non-recurring items ......................         83,999         (82,500)             --
                                                ------------    ------------    ------------
                                                $    149,532    $    125,309    $    248,946
                                                ============    ============    ============

Non-Recurring Items (See Note 3):
   Oilfield Products and Services Group .....   $     83,999    $    (52,500)   $         --
   Distribution Group .......................             --         (30,000)             --
                                                ------------    ------------    ------------
                                                $     83,999    $    (82,500)   $         --
                                                ============    ============    ============

Capital Expenditures:
   Oilfield Products and Services Group .....   $     52,013    $    111,811    $    106,564
   Distribution Group .......................          4,776           4,008           5,747
   General corporate ........................            385           3,385             835
                                                ------------    ------------    ------------
                                                $     57,174    $    119,204    $    113,146
                                                ============    ============    ============

Depreciation and Amortization:
   Oilfield Products and Services Group .....   $     68,541    $     64,398    $     52,845
   Distribution Group .......................          4,953           3,496           2,879
   General corporate ........................          2,543           2,422           2,829
                                                ------------    ------------    ------------
                                                $     76,037    $     70,316    $     58,553
                                                ============    ============    ============

Total Assets:
   Oilfield Products and Services Group .....   $  1,499,735    $  1,523,023    $  1,386,241
   Distribution Group .......................        281,970         142,252         199,081
   General corporate ........................        112,870          93,713          87,177
                                                ------------    ------------    ------------
                                                $  1,894,575    $  1,758,988    $  1,672,499
                                                ============    ============    ============

                            SMITH INTERNATIONAL, INC.

The following table presents consolidated revenues by country:

                                                                             1999           1998           1997
                                                                         ------------   ------------   ------------
United States ........................................................   $    834,783   $  1,017,016   $  1,147,244
United Kingdom .......................................................         84,115        119,865        115,398
Canada ...............................................................        204,956        101,264         98,530
Norway ...............................................................         86,784         88,316        102,753
Venezuela ............................................................         60,383         89,113        121,630
Other ................................................................        535,132        703,141        582,397
                                                                         ------------   ------------   ------------
                                                                         $  1,806,153   $  2,118,715   $  2,167,952
                                                                         ============   ============   ============

The following table presents the net long-lived assets by country:

                                                                             1999           1998           1997
                                                                         ------------   ------------   ------------
United States ........................................................   $    210,783   $    219,819   $    181,230
United Kingdom .......................................................         14,434         13,410         11,151
Canada ...............................................................         36,679         18,569         20,082
Norway ...............................................................         11,292         12,152          9,696
Venezuela ............................................................         16,665         20,600         20,075
Other ................................................................         91,229         90,686         70,429
                                                                         ------------   ------------   ------------
                                                                         $    381,082   $    375,236   $    312,663
                                                                         ============   ============   ============


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

14. COMMITMENTS AND CONTINGENCIES

  Leases

         The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $30.6 million, $24.9 million and $20.2 million in 1999, 1998 and 1997, respectively.

Future minimum payments under all non-cancelable operating leases having initial terms of one year or more are as follows:

YEARS ENDING
DECEMBER 31,                                                     AMOUNT
------------                                                    ---------
   2000...................................................      $  24,484
   2001...................................................         18,222
   2002...................................................         12,870
   2003...................................................          9,916
   2004...................................................          7,290
   Thereafter.............................................         42,691
                                                                ---------
                                                                $ 115,473
                                                                =========

                            SMITH INTERNATIONAL, INC.

  Litigation

         On October 29, 1996, the Company was served with a complaint in the United States District Court in Houston, Texas entitled Rock Bit International, Inc. v. Smith International, Inc. which alleged that drill bits made by the Company infringed a U.S. patent owned by Rock Bit International ("RBI"). On September 30, 1999, the United States District Court granted the Company's motion for summary judgement and entered a Final Judgement holding the asserted claims of the RBI patent invalid. On November 30, 1999, the Court awarded the Company all of its attorneys' fees and costs. RBI appealed the Final Judgement and the award of fees and costs. Subsequent to year-end, Smith and RBI reached final settlement whereby RBI abandoned its appeals, paid certain cash consideration and gave the Company a release and license under all current inventions, patent applications and patents.

         On July 27, 1999, the United States Department of Justice filed petitions with the United States District Court in Washington, D.C., which alleged civil and criminal contempt in connection with the formation of the Company's drilling fluids joint venture. The petitions alleged that the Company and Schlumberger violated a Consent Decree and Final Order issued in 1994 in United States v. Baroid Corporation. The Company agreed to be bound by the Consent Decree in connection with the purchase of the majority ownership interest in M-I in April 1994. On December 9, 1999, the Company and Schlumberger entered into a settlement agreement with the Department of Justice as to the civil contempt petition and agreed to pay a civil fine in the total amount of $13.1 million. The Department of Justice agreed that it would support the Company's request to modify the Consent Decree to permit the transaction. The criminal contempt claim was submitted to the Court. On December 9, 1999, the Court found the companies in criminal contempt and fined each company $750,000, which the companies elected not to appeal. On December 22, 1999, the Company filed a motion to modify the Consent Decree. Subsequent to year-end, the Company was granted a modification of the Consent Decree and Final Order paid its portion of the civil and criminal fines which aggregated $7.5 million.

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

         The Company is involved in several actions relating to alleged liability in connection with the U.S. Environmental Protection Agency's ("EPA") National Priorities List ("NPL") sites. The Company has been named as a potentially responsible party ("PRP") in the three NPL sites discussed below. Federal law generally imposes joint and several liability for site clean-up costs investigated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act") without regard to fault or site ownership considerations.

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

                            SMITH INTERNATIONAL, INC.

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

         At December 31, 1999, the remaining recorded liability for estimated future clean-up costs for the sites discussed above as well as properties currently or previously owned or leased by the Company was $3.9 million. The Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

15. SUBSEQUENT EVENT

         Subsequent to December 31, 1999, the Company acquired Texas Mill Supply and Manufacturing, Inc., a provider of industrial mill and safety products and management services to the refining, power generation, petrochemical and chemical markets, with borrowings under existing credit facilities.

16. QUARTERLY INFORMATION (UNAUDITED)

                                                FIRST         SECOND           THIRD            FOURTH               YEAR
                                                -----         ------           -----            ------               ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenues..................................   $  397,022     $  389,695     $    481,541      $    537,895       $   1,806,153
Gross profit..............................      111,339         98,685          118,836           139,080             467,940
Net income (loss).........................        6,606         (3,021)          46,860             6,279              56,724
Basic earnings (loss) per share...........         0.14          (0.06)            0.96              0.13                1.17
Diluted earnings (loss) per share.........         0.14          (0.06)            0.95              0.13                1.15
1998
Revenues..................................    $ 578,933     $  557,749     $    520,209      $    461,824       $   2,118,715
Gross profit..............................      181,846        172,876          154,565           119,772             629,059
Net income (loss).........................       33,577         (7,492)          24,053           (16,069)             34,069
Basic earnings (loss) per share...........         0.71          (0.16)            0.50             (0.33)               0.71
Diluted earnings (loss) per share.........         0.70          (0.16)            0.50             (0.33)               0.70

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                 REFERENCE
                                                                                                                 ---------
(1)               Financial statements included in this report:
                  Report of Independent Public Accountants....................................................       20
                  Consolidated Statements of Operations for the years ended
                    December 31, 1999, 1998 and 1997..........................................................       21
                  Consolidated Balance Sheets at December 31, 1999 and 1998...................................       22
                  Consolidated Statements of Shareholders' Equity and Comprehensive Income
                    for the years ended December 31, 1999, 1998 and 1997......................................       24
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 1998 and 1997..........................................................       25
                  Notes to Consolidated Financial Statements..................................................       26

(2)               Financial Statement Schedule for the years ended December 31,
                    1999, 1998 and 1997:
                  Report of Independent Public Accountants on Financial Statement Schedule....................       52
                  Schedule II-Valuation and Qualifying Accounts and Reserves..................................       53

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

(3) EXHIBITS AND INDEX TO EXHIBITS

3.l      -          Restated Certificate of Incorporation of the Company as
                    amended to date. Filed as Exhibit 3.1 to the Company's
                    report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3.2      -          Bylaws of the Company as amended to date. Filed as Exhibit
                    3.1 to the Company's report on Form 8-K dated August 13,
                    1998 (and filed on August 14, 1998) and incorporated herein by reference.

4.1      -          Rights Agreement, dated as of June 19, 1990, between the
                    Company and First Chicago Trust Company of New York. Filed
                    as Exhibit 4.1 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by
                    reference.

4.2      -          Form of Indenture between the Company and The Bank of New
                    York, as Trustee. Filed as Exhibit 4.1 to the Company's
                    Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.3      -          Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the
                    Company's Registration Statement on Form S-3 dated September 9,
                    1997 and incorporated herein by reference.

9.       -          Not applicable.

10.1     -          Smith International, Inc. Supplemental Pension Plan as
                    amended to date. Filed as Exhibit 10.1 to the Company's
                    report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.2     -          Smith International, Inc. 1989 Long Term Incentive
                    Compensation Plan, as amended to date.

10.3     -          Smith International, Inc. Directors' Retirement Plan as
                    amended to date. Filed as Exhibit 10.4 to the Company's
                    report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.4     -          Smith International, Inc. Supplemental Executive Retirement
                    Plan, as amended. Filed as Exhibit 10.5 to the Company's
                    report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.5     -          Supply Agreement dated April 2, 1987 between the Company and
                    TCM Holding Corporation and Rogers Tool Works, Inc. for the
                    supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended
                    December 31, 1995 and incorporated herein by reference.

10.6     -          Amendment to Supply Agreement dated January 22, 1993 between the Company and Rogers Tool Works, Inc. Filed as Exhibit
                    10.7 to the Company's report on Form 10-K for the year ended
                    December 31, 1995 and incorporated herein by reference.

10.7     -          Supply Agreement dated October 1, 1989 between the Company and Amforge-Smith Forge Company for the supply of forgings.
                    Filed as Exhibit 10.8 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.8     -          Employment Agreement dated December 10, 1987 between the
                    Company and Douglas L. Rock. Filed as Exhibit 10.11 to the
                    Company's report on Form 10-K for the year ended December 31,
                    1993 and incorporated herein by reference.

10.9     -          Employment Agreement dated January 2, 1991 between the
                    Company and Neal S. Sutton. Filed as Exhibit 10.11 to the
                    Company's report on Form 10-K for the year ended December 31,
                    1996 and incorporated herein by reference.

10.10    -          Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner. Filed as Exhibit 10.12 to the
                    Company's report on Form 10-K for the year ended December 31,
                    1996 and incorporated herein by reference

10.11    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock.

10.12    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton.

10.13    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Richard A. Werner.

10.14    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll.

10.15    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman.

10.16    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy.

10.17    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A. Brown.

10.18    -          Note Agreement, dated as of May 21, 1996, between the
                    Company and Principal Mutual Life Insurance Company, John
                    Hancock Mutual Life Insurance Company, John Hancock Variable
                    Life Insurance Company, IDS Certificate Company, Mellon
                    Bank, N.A., as Trustee for AT&T Master Pension Trust and The
                    Maritime Life Assurance Company. Filed as Exhibit 10.3 to
                    the Company's report on Form 10-Q for the quarter ended
                    June 30, 1996 and incorporated herein by reference.

10.19    -          First Amendment and Waiver to Note Agreement, dated as of
                    May 5, 1997, between the Company and Principal Mutual Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company. Filed as Exhibit 10.19 to the Company's report on
                    Form 10-K for the year ended December 31, 1998 and
                    incorporated herein by reference.

10.20    -          Second Amendment to Note Agreement, dated as of
                    July 31, 1998, between the Company and Principal Mutual Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company. Filed as Exhibit 10.20 to the Company's report on
                    Form 10-K for the year ended December 31, 1998 and
                    incorporated herein by reference.

10.21    -          Third Amendment to Note Agreement, dated as of
                    April 27, 1999, between the Company and Principal Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company.

10.22    -          Fourth Amendment to Note Agreement, dated as of
                    September 30, 1999, between the Company and Principal Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company.

10.23    -          Loan Agreement dated as of April 4, 1996, by and among the
                    Company and Texas Commerce Bank National Association, a
                    national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                    Exhibit 10.1 to the Company's report on Form 10-Q for the
                    quarter ended June 30, 1996 and incorporated herein by
                    reference.

10.24    -          Loan Agreement dated as of April 4, 1996, by and among M-I
                    Drilling Fluids Company, L.L.C., Texas Commerce Bank
                    National Association, individually and as Agent, and the
                    other financial institutions parties thereto. Filed as
                    Exhibit 10.2 to the Company's report on Form 10-Q for the
                    quarter ended June 30, 1996 and incorporated herein by
                    reference.

10.25    -          First Amendment to Loan Agreement dated April 8, 1997, by
                    and among the Company and Texas Commerce Bank National
                    Association, a national banking association, individually
                    and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on
                    Form 10-Q for the quarter ended June 30, 1997 and
                    incorporated herein by reference.

10.26    -          First Amendment to Loan Agreement dated April 8, 1997, by
                    and among M-I Drilling Fluids, L.L.C., Texas Commerce Bank
                    National Association, a national banking association,
                    individually and as Agent, and the other financial
                    institutions parties thereto. Filed as Exhibit 10.2 to the
                    Company's report on Form 10-Q for the quarter ended June 30,
                    1997 and incorporated herein by reference.

10.27    -          Second Amendment to Loan Agreement dated December 23, 1997, by and among the Company and Texas Commerce Bank National
                    Association, a national banking association, individually
                    and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.27 to the Company's report on
                    Form 10-K for the year ended December 31, 1997 and
                    incorporated herein by reference.

10.28    -          Second Amendment to Loan Agreement dated December 23, 1997, by and among M-I Drilling Fluids, L.L.C., Texas Commerce
                    Bank National Association, a national banking association, individually and as Agent, and the other financial
                    institutions parties thereto. Filed as Exhibit 10.28 to the
                    Company's report on Form 10-K for the year ended December
                    31, 1997 and incorporated herein by reference.

10.29    -          Amendment to Loan Agreement and Interest Rate Agreement
                    dated August 31, 1998, by and among M-I L.L.C. and Chase
                    Bank of Texas, National Association (formerly known as Texas
                    Commerce Bank National Association), a national banking
                    association, individually and as Agent, and the other
                    financial parties thereto. Filed as Exhibit 10.1 to the
                    Company's report on Form 10-Q for the quarter ended March
                    31, 1999 and incorporated herein by reference.

10.30    -          Amendment to Loan Agreement dated August 31, 1998, by and
                    among the Company and Chase Bank of Texas, National
                    Association (formerly known as Texas Commerce Bank National
                    Association), a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on
                    Form 10-Q for the quarter ended March 31, 1999 and
                    incorporated herein by reference.

10.31    -          Amendment to Loan Agreement dated December 31, 1998, by and among the Company and Chase Bank of Texas, National
                    Association (formerly known as Texas Commerce Bank National
                    Association), a national banking association, individually and as Agent, and the other financial institutions parties hereto. Filed as Exhibit 10.3 to the Company's report on
                    Form 10-Q for the quarter ended March 31, 1999 and
                    incorporated herein by reference.

11.      -          Not applicable.

12.      -          Not applicable.

13.      -          Not applicable.

18.      -          Not applicable.

19.      -          Not applicable.

21.1.    -          Subsidiaries of the Company

23.1     -          Consent of Independent Public Accountants.

27.1     -          Financial Data Schedule for the twelve months ended
                    December 31, 1999.



(b)     REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Smith International, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Smith International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999, included in this Form 10-K, and have issued our report thereon dated January 28, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Part IV, Item 14(A)(2) for Smith International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
January 28, 2000

                                                                     SCHEDULE II

                            SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                           ADDITIONS         DEDUCTIONS
                                                   -----------------------   -----------
                                       BALANCE AT    CHARGED                                BALANCE
                                       BEGINNING       TO                                    AT END
                                        OF YEAR      EXPENSE     OTHER(a)    WRITE-OFFS     OF YEAR
                                      ----------   ----------   ----------   ----------    ----------
Allowance for Doubtful Accounts:
  Year Ended--December 31, 1999 ...   $   10,437   $    2,029   $       --   $   (2,830)   $    9,636
  Year Ended--December 31, 1998 ...        8,730        3,016           58       (1,367)       10,437
  Year Ended--December 31, 1997 ...        9,114        2,976           25       (3,385)        8,730


(a) Amounts represent accounts receivable reserves related to acquisitions made by the Company during the years presented.

                                                           ADDITIONS         DEDUCTIONS
                                                   -----------------------   -----------
                                       BALANCE AT    CHARGED                                BALANCE
                                       BEGINNING       TO                                    AT END
                                        OF YEAR      EXPENSE     OTHER(a)    WRITE-OFFS     OF YEAR
                                      ----------   ----------   ----------   ----------    ----------

Accrued merger and restructuring costs:
  Year Ended-December 31, 1999 ....   $   36,299   $       --   $       --   $  (36,299)   $       --
  Year Ended-December 31, 1998 ....           --       82,500           --      (46,201)       36,299
  Year Ended-December 31, 1997 ....           --           --           --           --            --

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SMITH INTERNATIONAL, INC.

                                          By:    /s/ DOUGLAS L. ROCK
                                               -----------------------
                                                     Douglas L. Rock
                                                 Chief Executive Officer,
                                           President and Chief Operating Officer


March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:



/s/ DOUGLAS L. ROCK                Chairman of the Board, Chief
---------------------------         Executive Officer, President and
(Douglas L. Rock)                   Chief Operating Officer                       March 24, 2000


/s/ LOREN K. CARROLL               Executive Vice President                       March 24, 2000
---------------------------
(Loren K. Carroll)


/s/ MARGARET K. DORMAN             Senior Vice President, Chief Financial
---------------------------          Officer and Treasurer                        March 24, 2000
(Margaret K. Dorman)


/s/ BENJAMIN F. BAILAR             Director                                       March 24, 2000
---------------------------
(Benjamin F. Bailar)


/s/ G. CLYDE BUCK                  Director                                       March 24, 2000
---------------------------
(G.  Clyde Buck)


/s/ JAMES R. GIBBS                 Director                                       March 24, 2000
---------------------------
(James R. Gibbs)


/s/ JERRY W. NEELY                 Director                                       March 24, 2000
---------------------------
(Jerry W. Neely)


/s/ WALLACE S. WILSON              Director                                       March 24, 2000
---------------------------
(Wallace S. Wilson)

                                 EXHIBIT INDEX


Exhibit
Number              Description
-------             -----------
3.l      -          Restated Certificate of Incorporation of the Company as
                    amended to date. Filed as Exhibit 3.1 to the Company's
                    report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3.2      -          Bylaws of the Company as amended to date. Filed as Exhibit
                    3.1 to the Company's report on Form 8-K dated August 13,
                    1998 (and filed on August 14, 1998) and incorporated herein by reference.

4.1      -          Rights Agreement, dated as of June 19, 1990, between the
                    Company and First Chicago Trust Company of New York. Filed
                    as Exhibit 4.1 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by
                    reference.

4.2      -          Form of Indenture between the Company and The Bank of New
                    York, as Trustee. Filed as Exhibit 4.1 to the Company's
                    Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.3      -          Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the
                    Company's Registration Statement on Form S-3 dated September 9,
                    1997 and incorporated herein by reference.

9.       -          Not applicable.

10.1     -          Smith International, Inc. Supplemental Pension Plan as
                    amended to date. Filed as Exhibit 10.1 to the Company's
                    report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.2     -          Smith International, Inc. 1989 Long Term Incentive
                    Compensation Plan, as amended to date.

10.3     -          Smith International, Inc. Directors' Retirement Plan as
                    amended to date. Filed as Exhibit 10.4 to the Company's
                    report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.4     -          Smith International, Inc. Supplemental Executive Retirement
                    Plan, as amended. Filed as Exhibit 10.5 to the Company's
                    report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.5     -          Supply Agreement dated April 2, 1987 between the Company and
                    TCM Holding Corporation and Rogers Tool Works, Inc. for the
                    supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended
                    December 31, 1995 and incorporated herein by reference.

10.6     -          Amendment to Supply Agreement dated January 22, 1993 between the Company and Rogers Tool Works, Inc. Filed as Exhibit
                    10.7 to the Company's report on Form 10-K for the year ended
                    December 31, 1995 and incorporated herein by reference.

10.7     -          Supply Agreement dated October 1, 1989 between the Company and Amforge-Smith Forge Company for the supply of forgings.
                    Filed as Exhibit 10.8 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.8     -          Employment Agreement dated December 10, 1987 between the
                    Company and Douglas L. Rock. Filed as Exhibit 10.11 to the
                    Company's report on Form 10-K for the year ended December 31,
                    1993 and incorporated herein by reference.

10.9     -          Employment Agreement dated January 2, 1991 between the
                    Company and Neal S. Sutton. Filed as Exhibit 10.11 to the
                    Company's report on Form 10-K for the year ended December 31,
                    1996 and incorporated herein by reference.

10.10    -          Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner. Filed as Exhibit 10.12 to the
                    Company's report on Form 10-K for the year ended December 31,
                    1996 and incorporated herein by reference.

10.11    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock.

10.12    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton.

10.13    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Richard A. Werner.

10.14    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll.

10.15    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman.

10.16    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy.

10.17    -          Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A. Brown.

10.18    -          Note Agreement, dated as of May 21, 1996, between the
                    Company and Principal Mutual Life Insurance Company, John
                    Hancock Mutual Life Insurance Company, John Hancock Variable
                    Life Insurance Company, IDS Certificate Company, Mellon
                    Bank, N.A., as Trustee for AT&T Master Pension Trust and The
                    Maritime Life Assurance Company. Filed as Exhibit 10.3 to
                    the Company's report on Form 10-Q for the quarter ended
                    June 30, 1996 and incorporated herein by reference.

10.19    -          First Amendment and Waiver to Note Agreement, dated as of
                    May 5, 1997, between the Company and Principal Mutual Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company. Filed as Exhibit 10.19 to the Company's report on
                    Form 10-K for the year ended December 31, 1998 and
                    incorporated herein by reference.

10.20    -          Second Amendment to Note Agreement, dated as of
                    July 31, 1998, between the Company and Principal Mutual Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company. Filed as Exhibit 10.20 to the Company's report on
                    Form 10-K for the year ended December 31, 1998 and
                    incorporated herein by reference.

10.21    -          Third Amendment to Note Agreement, dated as of
                    April 27, 1999, between the Company and Principal Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company.

10.22    -          Fourth Amendment to Note Agreement, dated as of
                    September 30, 1999, between the Company and Principal Life
                    Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company, IDS
                    Certificate Company, Mellon Bank, N.A., as Trustee for AT&T
                    Master Pension Trust and The Maritime Life Assurance
                    Company.

10.23    -          Loan Agreement dated as of April 4, 1996, by and among the
                    Company and Texas Commerce Bank National Association, a
                    national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                    Exhibit 10.1 to the Company's report on Form 10-Q for the
                    quarter ended June 30, 1996 and incorporated herein by
                    reference.

10.24    -          Loan Agreement dated as of April 4, 1996, by and among M-I
                    Drilling Fluids Company, L.L.C., Texas Commerce Bank
                    National Association, individually and as Agent, and the
                    other financial institutions parties thereto. Filed as
                    Exhibit 10.2 to the Company's report on Form 10-Q for the
                    quarter ended June 30, 1996 and incorporated herein by
                    reference.

10.25    -          First Amendment to Loan Agreement dated April 8, 1997, by
                    and among the Company and Texas Commerce Bank National
                    Association, a national banking association, individually
                    and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on
                    Form 10-Q for the quarter ended June 30, 1997 and
                    incorporated herein by reference.

10.26    -          First Amendment to Loan Agreement dated April 8, 1997, by
                    and among M-I Drilling Fluids, L.L.C., Texas Commerce Bank
                    National Association, a national banking association,
                    individually and as Agent, and the other financial
                    institutions parties thereto. Filed as Exhibit 10.2 to the
                    Company's report on Form 10-Q for the quarter ended June 30,
                    1997 and incorporated herein by reference.

10.27    -          Second Amendment to Loan Agreement dated December 23, 1997, by and among the Company and Texas Commerce Bank National
                    Association, a national banking association, individually
                    and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.27 to the Company's report on
                    Form 10-K for the year ended December 31, 1997 and
                    incorporated herein by reference.

10.28    -          Second Amendment to Loan Agreement dated December 23, 1997, by and among M-I Drilling Fluids, L.L.C., Texas Commerce
                    Bank National Association, a national banking association, individually and as Agent, and the other financial
                    institutions parties thereto. Filed as Exhibit 10.28 to the
                    Company's report on Form 10-K for the year ended December
                    31, 1997 and incorporated herein by reference.

10.29    -          Amendment to Loan Agreement and Interest Rate Agreement
                    dated August 31, 1998, by and among M-I L.L.C. and Chase
                    Bank of Texas, National Association (formerly known as Texas
                    Commerce Bank National Association), a national banking
                    association, individually and as Agent, and the other
                    financial parties thereto. Filed as Exhibit 10.1 to the
                    Company's report on Form 10-Q for the quarter ended March
                    31, 1999 and incorporated herein by reference.

10.30    -          Amendment to Loan Agreement dated August 31, 1998, by and
                    among the Company and Chase Bank of Texas, National
                    Association (formerly known as Texas Commerce Bank National
                    Association), a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on
                    Form 10-Q for the quarter ended March 31, 1999 and
                    incorporated herein by reference.

10.31    -          Amendment to Loan Agreement dated December 31, 1998, by and among the Company and Chase Bank of Texas, National
                    Association (formerly known as Texas Commerce Bank National
                    Association), a national banking association, individually and as Agent, and the other financial institutions parties hereto. Filed as Exhibit 10.3 to the Company's report on
                    Form 10-Q for the quarter ended March 31, 1999 and
                    incorporated herein by reference.

11.      -          Not applicable.

12.      -          Not applicable.

13.      -          Not applicable.

18.      -          Not applicable.

19.      -          Not applicable.

21.1.    -          Subsidiaries of the Company

23.1     -          Consent of Independent Public Accountants.

27.1     -          Financial Data Schedule for the twelve months ended
                    December 31, 1999.