Form 10-Q
period 2000-03-31
SMITH INTERNATIONAL INC
filed 2000-05-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ---- SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to __________


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


The number of shares outstanding of the Registrant's common stock as of May 9, 2000 was 50,396,961.

                                      INDEX


PART I:  FINANCIAL INFORMATION


                                                                                                            Page No.

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Operations -
                      For the Three Months Ended March 31, 2000 and 1999..................................       1

                  Consolidated Balance Sheets -
                      As of March 31, 2000 and December 31, 1999..........................................       2

                  Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 2000 and 1999..................................       3

                  Notes to Consolidated Financial Statements..............................................       4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................................................       8

     ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES........................................      13

PART II:  OTHER INFORMATION

     ITEMS 1 - 6..........................................................................................      14

SIGNATURES................................................................................................      15

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           -----------------------------
                                                                               2000             1999
                                                                           ------------     ------------


         REVENUES.............................................                $625,432         $397,022

         COSTS AND EXPENSES:
           Costs of Revenues..................................                 463,949          285,683
           Selling Expenses...................................                  95,304           69,907
           General and Administrative Expenses................                  30,254           20,943
           Non-Recurring Items................................                      --           (2,621)
                                                                              --------         --------
                Total Costs and Expenses......................                 589,507          373,912
                                                                              --------         --------

         INCOME  BEFORE INTEREST AND TAXES....................                  35,925           23,110

         INTEREST EXPENSE, NET................................                   8,765           12,075
                                                                              --------         --------
         INCOME BEFORE INCOME TAXES AND
           MINORITY INTERESTS.................................                  27,160           11,035

         INCOME TAX PROVISION.................................                   9,675            4,950
                                                                              --------         --------

         INCOME  BEFORE MINORITY INTERESTS....................                  17,485            6,085

         MINORITY INTERESTS...................................                   6,162             (521)
                                                                              --------         --------
         NET INCOME ..........................................                $ 11,323          $ 6,606
                                                                              ========          =======
         EARNINGS  PER SHARE:
           Basic..............................................                $   0.23          $  0.14
                                                                              ========          =======
           Diluted............................................                $   0.23          $  0.14
                                                                              ========          =======
         WEIGHTED AVERAGE SHARES OUTSTANDING:
           Basic..............................................                  49,169           48,159
           Diluted............................................                  49,930           48,607

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)


                                                                                       March 31,      December 31,
                                                                                          2000             1999
                                                                                      -----------     ------------
                                                                                      (Unaudited)
                                          ASSETS
       CURRENT ASSETS:
         Cash and cash equivalents..............................................       $    31,986    $    24,127
         Receivables, net.......................................................           521,137        474,114
         Inventories............................................................           515,548        497,414
         Deferred tax assets, net...............................................            55,705         38,954
         Prepaid expenses and other.............................................            25,371         20,171
                                                                                       -----------    -----------
           Total current assets.................................................         1,149,747      1,054,780
                                                                                       -----------    -----------

       PROPERTY, PLANT AND EQUIPMENT, NET.......................................           378,024        381,082

       GOODWILL, NET............................................................           365,017        349,773

       OTHER ASSETS.............................................................           109,917        108,940
                                                                                       -----------    -----------

       TOTAL ASSETS.............................................................       $ 2,002,705    $ 1,894,575
                                                                                       ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES:
         Short-term borrowings and current portion of long-term debt............      $     88,920    $    50,784
         Accounts payable.......................................................           223,577        218,551
         Accrued payroll costs..................................................            54,838         62,729
         Income taxes payable...................................................            19,911         17,468
         Other..................................................................           100,319        107,786
                                                                                       -----------    -----------
             Total current liabilities..........................................           487,565        457,318
                                                                                       -----------    -----------

       LONG-TERM DEBT...........................................................           382,517        346,647

       DEFERRED TAX LIABILITIES.................................................            39,697         37,098

       OTHER LONG-TERM LIABILITIES..............................................            13,848         15,037

       MINORITY INTERESTS.......................................................           323,701        318,255

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDERS' EQUITY:
         Preferred stock, $1 par value; 5,000 shares authorized; no shares
          issued or outstanding in 2000 or 1999................................                --             --
         Common stock, $1 par value; 60,000 shares authorized; 50,294 shares
          issued in 2000 (49,586 in 1999)......................................             50,294         49,586
         Additional paid-in capital.............................................           375,771        351,397
         Retained earnings......................................................           348,832        337,509
         Cumulative translation adjustments.....................................           (11,818)       (10,570)
         Less - treasury securities, at cost; 656 common shares in 2000 and 1999            (7,702)        (7,702)
                                                                                       -----------    -----------
             Total shareholders' equity.........................................           755,377        720,220
                                                                                       -----------    -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................       $ 2,002,705    $ 1,894,575
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

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                                2000          1999
                                                                                             ----------    ----------

Cash flows from operating activities:
 Net income.........................................................................           $ 11,323      $  6,606
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization...................................................             19,434        18,763
    Minority interests..............................................................              6,162          (521)
    Provision for losses on receivables.............................................                620           444
    Gain on disposal of property, plant and equipment...............................             (1,046)       (2,045)
    Foreign currency translation losses.............................................                 77           660
  Changes in operating assets and liabilities:
    Receivables.....................................................................            (30,117)       51,009
    Inventories.....................................................................             (5,611)       34,559
    Accounts payable................................................................            (15,918)      (20,547)
    Accrued merger and restructuring costs..........................................                 --       (16,384)
    Other current assets and liabilities............................................            (17,318)      (10,309)
    Other non-current assets and liabilities........................................             (4,507)       (6,940)
                                                                                             ----------    ----------

Net cash provided by (used in) operating activities.................................            (36,901)       55,295
                                                                                             ----------    ----------

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired.....................................            (30,000)       (4,500)
Proceeds from disposal of operations................................................                 --        29,662
Purchases of property, plant and equipment..........................................            (15,639)      (13,315)
Proceeds from disposal of property, plant and equipment.............................              3,049         4,001
                                                                                             ----------    ----------

Net cash provided by (used in) investing activities.................................            (42,590)       15,848
                                                                                             ----------    ----------

Cash flows from financing activities:

Proceeds from issuance of long-term debt............................................             66,658            --
Principal payments of long-term debt................................................             (5,499)      (25,313)
Net increase (decrease) in short-term borrowings....................................             12,847       (13,856)
Proceeds from exercise of stock options.............................................             13,498           714
                                                                                             ----------    ----------

Net cash provided by (used in) financing activities.................................             87,504       (38,455)
                                                                                             ----------    ----------

Effect of exchange rate changes on cash.............................................               (154)         (381)
                                                                                             ----------    ----------

Increase in cash and cash equivalents...............................................              7,859        32,307
Cash and cash equivalents at beginning of period....................................             24,127        22,717
                                                                                             ----------    ----------

Cash and cash equivalents at end of period..........................................           $ 31,986       $55,024
                                                                                             ==========    ==========

Supplemental disclosures of cash flow information:

Cash paid for interest..............................................................           $ 11,944      $ 10,014
Cash paid for income taxes..........................................................           $  5,599      $  6,038

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-K and other current filings with the Commission.

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

2.  BUSINESS COMBINATION

         On January 15, 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc., a provider of industrial mill and safety products and management services to the refining, power generation, petrochemical and chemical markets, for cash consideration of $30.0 million.

         The acquisition has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

         The balances included in the Consolidated Balance Sheets related to the acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's current and prior year acquisitions had occurred on January 1, 1999 (in thousands, except per share amounts):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ------------------------------------
                                                                                  2000               1999
                                                                                  ----               ----

Revenues................................................................         $631,446          $569,606
Net income..............................................................           11,383             2,658
Earnings per share:
      Basic.............................................................           $ 0.23            $ 0.05
      Diluted...........................................................             0.23              0.05

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to the current year acquisition included in the Consolidated Statements of Cash Flows (in thousands):

Fair value of assets, net of cash acquired...............................             $ 37,707
Goodwill recorded........................................................               18,765
Total liabilities........................................................              (26,472)
                                                                                      --------
           Cash paid for acquisition of business, net of cash acquired..............  $ 30,000
                                                                                      ========

3.  NON-RECURRING ITEMS

         During the first quarter of 1999, the Company recorded two non-recurring items which are included in total costs and expenses in the accompanying Consolidated Statements of Operations. The Company disposed of its industrial bentonite mine operations located in Greece in exchange for cash consideration of $29.7 million. Operating results for the first quarter of 1999 include a pretax gain of $10.5 million related to the disposition. Additionally, the Company recorded charges of $7.9 million in the first quarter of 1999 relating to the write-off of certain assets and the settlement of a customer receivable.

4.  EARNINGS PER SHARE

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

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                     2000            1999
                                                                                     ----            ----

        BASIC EPS
        Net income.........................................................           $11,323         $6,606
                                                                                      =======         ======
        Weighted average number of common
          shares outstanding...............................................            49,169         48,159
                                                                                      -------         ------
        Basic EPS..........................................................           $  0.23         $ 0.14
                                                                                      =======         ======

        DILUTED EPS
        Net income.........................................................           $11,323         $6,606
                                                                                      =======         ======
        Weighted average number of common
          shares outstanding...............................................            49,169         48,159
        Dilutive effect of stock options...................................               761            448
                                                                                      -------         ------
                                                                                       49,930         48,607

        Diluted EPS........................................................           $  0.23         $ 0.14
                                                                                      =======         ======

5.  COMPREHENSIVE INCOME

         The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    2000           1999
                                                                                    ----           ----

        Net income.........................................................       $ 11,323         $ 6,606
        Currency translation adjustments...................................         (1,248)           (246)
                                                                                  --------         -------
        Comprehensive income...............................................       $ 10,075         $ 6,360
                                                                                  ========         =======

6.  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                                 March 31,       December 31,
                                                                                   2000              1999
                                                                               ------------      ------------

         Raw materials.....................................................       $ 43,408          $ 41,508
         Work-in-process...................................................         42,964            43,498
         Products purchased for resale.....................................        138,054           118,786
         Finished goods....................................................        315,352           317,054
                                                                               -----------       -----------
                                                                                   539,778           520,846
         Reserves to state certain domestic inventories
            ($238,775 and $227,622 in 2000 and 1999,
             respectively) on a LIFO basis.................................        (24,230)          (23,432)
                                                                               -----------       -----------
                                                                                  $515,548         $ 497,414
                                                                               ===========       ===========

7.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                                                 March 31,       December 31,
                                                                                   2000             1999
                                                                               -----------       -----------
         Land..............................................................       $ 25,279          $ 25,119
         Buildings.........................................................         87,640            87,024
         Machinery and equipment...........................................        372,393           365,360
         Rental tools......................................................        219,336           219,118
                                                                               -----------       -----------
                                                                                   704,648           696,621
         Less-accumulated depreciation.....................................
                                                                                  (326,624)         (315,539)
                                                                               -----------       -----------
                                                                                  $378,024          $381,082
                                                                               ===========       ===========

8.  INDUSTRY SEGMENTS


         The Company manufactures and markets premium products and services to the oil and gas exploration and production, the petrochemical industry and other industrial markets. The Company has two reportable segments: Oilfield Products and Services Group and Distribution Group.

         The following table presents financial information for each reportable segment (in thousands):

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                -------------------------------
                                                                                    2000             1999
                                                                                --------------  ---------------
       Revenues:
          Oilfield Products and Services Group..............................    $      407,880  $       323,479
          Distribution Group................................................           217,552           73,543
                                                                                --------------  ---------------
                                                                                $      625,432  $       397,022
                                                                                ==============  ===============

       Income before interest and taxes:
          Oilfield Products and Services Group..............................    $       33,426  $        23,645
          Distribution Group................................................             3,879           (1,816)
          General corporate.................................................            (1,380)          (1,340)
          Non-recurring items (See Note 2)..................................               --             2,621
                                                                                --------------  ---------------
                                                                                $       35,925  $        23,110
                                                                                ==============  ===============

                                                                                  March 31,      December 31,
       Total Assets:                                                                2000             1999
                                                                                --------------  ---------------
          Oilfield Products and Services Group..............................    $    1,520,081  $     1,499,735
          Distribution Group................................................           360,944          281,970
          General corporate.................................................           121,680          112,870
                                                                                --------------  ---------------
                                                                                $    2,002,705  $     1,894,575
                                                                                ==============  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-Q.

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control equipment, waste-management services, three-cone and diamond drill bits, fishing services, drilling tools, underreamers, sidetracking systems, packers and liner hangers. The Company also operates an extensive network of supply branches through which it markets pipe, valves, fittings and other capital and expendable maintenance products.

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

RESULTS OF OPERATIONS

Revenues

         The Company markets its products and services throughout the world through four business units which are aggregated into two reportable segments. The Oilfield Products and Services Group consists of three business units: M-I L.L.C., Smith Bits and Smith Services. The Distribution Group includes the Wilson business unit. The business and revenue information below has been summarized by business unit in order to provide additional information in analyzing the Company's operations. Additional financial information regarding reportable segments appears below in "Segment Results" and in Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.

         The following table presents revenue and average rig count information for the periods shown (dollars in thousands):

                                                                       Three Months Ended March 31,
                                                               ---------------------------------------------
                                                                        2000                  1999
                                                               ---------------------------------------------
                                                                  Amount        %        Amount        %
                                                               ---------------------------------------------

          Revenues by Business Unit:
            M-I L.L.C....................................        $  267,777     43       $205,901      52
            Smith Bits...................................            75,439     12         60,421      15
            Smith Services...............................            64,664     10         57,157      14
            Wilson.......................................           217,552     35         73,543      19
                                                                 ----------    ---      ---------     ---

                    Total................................        $  625,432    100      $ 397,022     100
                                                                 ==========    ===      =========     ===

          Revenues by Area:
            U.S..........................................        $  297,839     48      $ 181,234      46
            Export.......................................            26,850      4         28,517       7
            Non-U.S......................................           300,743     48        187,271      47
                                                                 ----------    ---      ---------     ---

                    Total................................        $  625,432    100      $ 397,022     100
                                                                 ==========    ===      =========     ===

          M-I L.L.C. Average Rig Count:
            U.S..............................................           901                   620
            Canada...........................................           425                   269
            Non-North America................................           935                   922
                                                                  ---------              --------

                    Total....................................         2,261                 1,811
                                                                  =========              ========


         M-I L.L.C. ("M-I") provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I's revenues for the first quarter of 2000 increased $61.9 million, or 30 percent, from the same period in 1999, due to the impact of increased deepwater drilling activity, new contracts awarded during the last half of 1999 and formation of the drilling fluids venture with Schlumberger Limited ("Schlumberger"). Excluding the impact of incremental revenues from the acquired operations, M-I's revenues for the current period were 16 percent higher than in the comparable quarter of 1999. The majority of the base business revenue growth related to higher sales of synthetic fluids and engineering services, primarily in the U.S. Gulf Coast area.



         Smith Bits manufactures and sells three-cone and diamond bits primarily for use in the oil and gas industry. The unit also manufactures polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. Smith Bits' revenues for the three months ended March 31, 2000 increased $15.0 million, or

25 percent, from the same period in 1999. Increased drilling activity in North America and new product introductions resulted in higher demand for the Company's petroleum bits and accounted for a majority of the revenue improvement.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues for the first quarter of 2000 increased $7.5 million, or 13 percent, from 1999 levels. Higher demand for inspection services and tubular goods in North America due to higher drilling and production activity accounted for the majority of the improvement from the prior year quarter.

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $144.0 million, or 196 percent, from the amounts reported for the three months ended March 31, 1999. Acquisitions completed during the prior twelve-month period accounted for the majority of the revenue growth over the first quarter of 1999. Improvement in the base business operations also contributed to the increase over the prior year quarter as, excluding the impact of operations acquired and divested, Wilson's revenues were 28 percent above first quarter 1999 levels. Base business revenues improved due to the effect of increased U.S. activity levels on branch and line pipe sales.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):


                                                                    Three Months Ended March 31,
                                                        -----------------------------------------------------
                                                                  2000                        1999
                                                        -------------------------   -------------------------
                                                            Amount          %           Amount           %
                                                        --------------  ---------   --------------   --------

Revenues..............................................    $ 625,432          100      $ 397,022          100
                                                          ---------                   ---------

Gross profit..........................................      161,483           26        111,339           28

Operating expenses....................................      125,558           20         90,850           23
Non-recurring items...................................            -            -         (2,621)          (1)
                                                          ---------          ---      ---------          ---

Income before interest and taxes......................       35,925            6         23,110            6
Interest expense, net.................................        8,765            1         12,075            3
                                                          ---------          ---      ---------          ---

Income before income taxes and
 minority interests...................................       27,160            5         11,035            3
Income tax provision..................................        9,675            2          4,950            1
                                                          ---------          ---      ---------          ---

Income before minority interests......................       17,485            3          6,085            2
Minority interests....................................        6,162            1           (521)           -
                                                          ---------          ---      ---------          ---

Net income............................................    $  11,323            2      $   6,606            2
                                                          =========          ===      =========          ===

         Total revenues for the first quarter of 2000 increased $228.4 million, or 58 percent, from the prior year period. Approximately two-thirds of the revenue increase was attributable to incremental revenues related to distribution and drilling fluid operations acquired within the past twelve months. After excluding the impact of acquired and divested operations, base revenues were 19 percent above amounts reported in the first quarter of 1999. The base revenue improvement is primarily attributable to increased demand for the Company's products and services in North America related to improved activity levels and, to a lesser extent, new product introductions. Base revenues outside of North America also increased due, in part, to the impact of drilling fluid contracts awarded in the last half of 1999.

         Gross profit increased $50.1 million from the first quarter of 1999 as a result of the increased revenue volumes. As a percentage of revenues, gross profit declined 2 percentage points from the prior year quarter. The decline in gross profit margins is related to the growth in the distribution revenues, which traditionally generate lower margins than the Company's oilfield products and services operations. Although gross profit margin declines were not experienced in either of the segments; changes in the revenue mix, as evidenced by the increase in distribution revenues from 19 percent of total revenues in the 1999 period to 35 percent in the first quarter of 2000, led to the overall margin decline.

         Operating expenses, consisting of selling, general and administrative expenses, increased $34.7 million from the prior year quarter; however, on a percentage of revenue basis, decreased 3 percentage points. Over two-thirds of the dollar variance is attributable to incremental costs associated with operations acquired during the past twelve months. To a lesser extent, increased variable costs related to the higher revenue volumes contributed to the period-to-period increase.

         Net interest expense, which represents interest expense less interest income, decreased $3.3 million from the 1999 period. Proceeds from the sale of an interest in M-I in July 1999 were used to repay outstanding indebtedness, resulting in the interest expense reduction. This reduction was partially offset by increased borrowings to finance acquisitions and higher activity-related working capital requirements.

         The effective tax rate for the first quarter of 2000 approximated 36 percent, which is a decrease from the 45 percent rate reported in the same period of the prior year and is comparable to the U.S. statutory rate. The effective tax rate was below the prior year rate due to the impact in the prior year period of non-deductible costs associated with the sale of one of the Company's mining operations.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Subsequent to March 31, 1999, the Company sold a 40 percent ownership interest in M-I to Schlumberger. The majority of the increase period-to-period results from the minority interest sale.

Segment Results

         The following table presents financial information for each reportable segment (in thousands):

                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                -------------------------------
                                                                                    2000             1999
                                                                                --------------  ---------------

       Revenues:
          Oilfield Products and Services Group..............................    $      407,880  $       323,479
          Distribution Group................................................           217,552           73,543
                                                                                --------------  ---------------
                                                                                $      625,432  $       397,022
                                                                                ==============  ===============

       Income before interest and taxes:
          Oilfield Products and Services Group..............................    $       33,426  $        23,645
          Distribution Group................................................             3,879           (1,816)
          General corporate.................................................            (1,380)          (1,340)
          Non-recurring items...............................................                              2,621
                                                                                            --
                                                                                --------------  ---------------
                                                                                $       35,925  $        23,110
                                                                                ==============  ===============


         Oilfield Products and Services Group revenues increased $84.4 million, or 26 percent, from the first quarter of 1999, reflecting primarily the increase in exploration and production activity in North America and incremental revenues generated by the acquired drilling fluid operations. Income before interest and taxes for the Oilfield Products and Services Group increased $9.8 million, or 41 percent, from the comparable 1999 period. The increase is attributable primarily to the impact of higher revenues and improved fixed cost coverage.

         Distribution Group revenues increased $144.0 million, or 196 percent, from the three months ended March 31, 1999. Incremental revenues generated by the acquired operations and higher exploration activity in North America accounted for the increase over the prior year quarter. The divestiture of Wilson's OCTG operations in mid-1999 partially offset the increase. Income before interest and taxes for the group increased $5.7 million from the prior year period. This increase reflects primarily the impact of higher revenues and improved gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents increased $7.9 million from year-end 1999 and equaled $32.0 million at March 31, 2000. The Company's operations used $36.9 million of cash flows in the first quarter of 2000, as compared to providing $55.3 million in the first quarter of 1999. In the first quarter of 2000, the effect of the increase in activity on operations resulted in higher working capital requirements, primarily accounts receivable and inventories, in contrast to the prior year quarter where declining activity favorably impacted these working capital accounts.

         During the first quarter of 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc. for $30.0 million and invested $12.6 million in property, plant and equipment, net of proceeds. Financing activities during the period provided $87.5 million of cash flows, consisting of $74.0 million of borrowings under credit facilities and $13.5 million in proceeds received on the exercise of stock options.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving line of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $121.1 million at March 31, 2000. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. SFAS No. 133 requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently quantifying the effect of adopting SFAS No. 133 on its financial statements.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
         (10)     None.

         (27)     Financial Data Schedules.
                  27.1 Financial Data Schedule for the three month period ended March 31, 2000.

         (b)      Reports on Form 8-K

                       The Registrant filed a Form 8-K dated March 22, 2000,
                  reporting under "Item 5. Other Events", related to a press release announcing the Company's outlook for the first quarter of 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SMITH INTERNATIONAL, INC.
                                       Registrant



Date:     May 15, 2000                 By: /s/ Douglas L. Rock
     -----------------------------     -----------------------------------------
                                       Douglas L. Rock
                                       Chairman of the Board, Chief Executive
                                       Officer, President and Chief Operating
                                       Officer





Date:     May 15, 2000                 By:  /s/ Margaret K. Dorman
     -----------------------------     -----------------------------------------
                                       Margaret K. Dorman
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
-----------           -----------

   (10)               None.

   (27)               Financial Data Schedules.
                      27.1 Financial Data Schedule for the three month period ended March 31, 2000.