Form 10-Q
period 2000-06-30
SMITH INTERNATIONAL INC
filed 2000-08-14
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
           X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---         SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2000

                                             OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---         SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from _______ to _______

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


The number of shares outstanding of the Registrant's common stock as of August 8, 2000 was 50,402,881.

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I:  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


         Consolidated Statements of Operations -
            For the Three Months and Six Months Ended June 30, 2000 and 1999.............         1


         Consolidated Balance Sheets -
            As of June 30, 2000 and December 31, 1999....................................         2


         Consolidated Statements of Cash Flows -
            For the Six Months Ended June 30, 2000 and 1999..............................         3


         Notes to Consolidated Financial Statements......................................         4



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................................         8



     ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES.......................        13


PART II:  OTHER INFORMATION


     ITEMS 1 - 6.........................................................................        14


SIGNATURES...............................................................................        16

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                               -----------------------     -----------------------
                                                  2000         1999           2000          1999
                                               ----------    ---------     ----------    ---------
REVENUES ..................................    $  657,229    $ 389,695     $1,282,661    $ 786,717

COSTS AND EXPENSES:
  Costs of Revenues .......................       482,894      291,010        946,843      576,693
  Selling Expenses ........................        99,794       70,791        195,098      140,698
  General and Administrative Expenses .....        31,231       21,479         61,485       42,422
  Non-Recurring Items .....................            --           --             --       (2,621)
                                               ----------    ---------     ----------    ---------

       Total Costs and Expenses ...........       613,919      383,280      1,203,426      757,192
                                               ----------    ---------     ----------    ---------

INCOME  BEFORE INTEREST AND TAXES .........        43,310        6,415         79,235       29,525

INTEREST EXPENSE, NET .....................         8,758       11,297         17,523       23,372
                                               ----------    ---------     ----------    ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS ......................        34,552       (4,882)        61,712        6,153

INCOME TAX PROVISION (BENEFIT) ............        11,413       (1,455)        21,088        3,495
                                               ----------    ---------     ----------    ---------

INCOME (LOSS) BEFORE MINORITY INTERESTS ...        23,139       (3,427)        40,624        2,658

MINORITY INTERESTS ........................         8,165         (406)        14,327         (927)
                                               ----------    ---------     ----------    ---------

NET INCOME (LOSS) .........................    $   14,974    $  (3,021)    $   26,297    $   3,585
                                               ==========    =========     ==========    =========


EARNINGS  PER SHARE:
  Basic ...................................    $     0.30    $   (0.06)    $     0.53    $    0.07
                                               ==========    =========     ==========    =========
  Diluted .................................    $     0.30    $   (0.06)    $     0.52    $    0.07
                                               ==========    =========     ==========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ...................................        49,725       48,421         49,448       48,291
  Diluted .................................        50,363       48,421         50,153       48,852

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                   June 30,          December 31,
                                                                                    2000                1999
                                                                                 -----------         -----------
                                                                                 (Unaudited)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .............................................        $    32,630         $    24,127
  Receivables, net ......................................................            543,040             474,114
  Inventories ...........................................................            538,404             497,414
  Deferred tax assets, net ..............................................             52,924              38,954
  Prepaid expenses and other ............................................             26,004              20,171
                                                                                 -----------         -----------
    Total current assets ................................................          1,193,002           1,054,780

PROPERTY, PLANT AND EQUIPMENT, NET ......................................            389,169             381,082

GOODWILL, NET ...........................................................            371,128             349,773

OTHER ASSETS ............................................................            109,992             108,940
                                                                                 -----------         -----------

TOTAL ASSETS ............................................................        $ 2,063,291         $ 1,894,575
                                                                                 ===========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ...........        $   117,886         $    50,784
  Accounts payable ......................................................            228,564             218,551
  Accrued payroll costs .................................................             61,129              62,729
  Income taxes payable ..................................................             20,257              17,468
  Other .................................................................            119,496             107,786
                                                                                 -----------         -----------
      Total current liabilities .........................................            547,332             457,318
                                                                                 -----------         -----------

LONG-TERM DEBT ..........................................................            354,640             346,647

DEFERRED TAX LIABILITIES ................................................             43,499              37,098

OTHER LONG-TERM LIABILITIES .............................................             14,336              15,037

MINORITY INTERESTS ......................................................            330,929             318,255

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 2000 or 1999 ...............................                 --                  --
  Common stock, $1 par value; 60,000 shares authorized; 50,401 shares
    issued in 2000 (49,586 in 1999) .....................................             50,401              49,586
  Additional paid-in capital ............................................            381,050             351,397
  Retained earnings .....................................................            363,806             337,509
  Cumulative translation adjustments ....................................            (15,000)            (10,570)
  Less - treasury securities, at cost; 656 common shares in 2000
    and 1999 ............................................................             (7,702)             (7,702)
                                                                                 -----------         -----------
      Total shareholders' equity ........................................            772,555             720,220
                                                                                 -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................        $ 2,063,291         $ 1,894,575
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

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       --------------------------
                                                                                         2000             1999
                                                                                       --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...................................................................        $ 26,297         $   3,585
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization .............................................          39,170            37,257
    Minority interests ........................................................          14,327              (927)
    Provision for losses on receivables .......................................           1,364               643
    Gain on disposal of property, plant and equipment .........................          (3,204)           (3,578)
    Foreign currency translation losses .......................................             913               737
  Changes in operating assets and liabilities:
    Receivables ...............................................................         (49,792)           78,190
    Inventories ...............................................................         (27,234)           54,170
    Accounts payable ..........................................................         (16,279)          (30,833)
    Accrued merger and restructuring costs ....................................              --           (33,285)
    Other current assets and liabilities ......................................          11,192           (23,681)
    Other non-current assets and liabilities ..................................          (3,297)           (8,478)
                                                                                       --------         ---------

Net cash provided by (used in) operating activities ...........................          (6,543)           73,800
                                                                                       --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired ...............................         (40,111)         (285,093)
Proceeds from disposal of operations ..........................................              --            44,218
Purchases of property, plant and equipment ....................................         (38,825)          (26,591)
Proceeds from disposal of property, plant and equipment .......................           6,916             8,016
                                                                                       --------         ---------

Net cash used in investing activities .........................................         (72,020)         (259,450)
                                                                                       --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ......................................          75,847            49,855
Principal payments of long-term debt ..........................................          (9,214)          (20,966)
Net increase in short-term borrowings .........................................           3,793           157,232
Proceeds from exercise of stock options .......................................          16,977             1,171
                                                                                       --------         ---------

Net cash provided by financing activities .....................................          87,403           187,292
                                                                                       --------         ---------

Effect of exchange rate changes on cash .......................................            (337)              445
                                                                                       --------         ---------

Increase in cash and cash equivalents .........................................           8,503             2,087
Cash and cash equivalents at beginning of period ..............................          24,127            22,717
                                                                                       --------         ---------

Cash and cash equivalents at end of period ....................................        $ 32,630         $  24,804
                                                                                       ========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest ........................................................        $ 16,216         $  18,841
Cash paid for income taxes ....................................................        $  9,799         $  13,766

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

2.       BUSINESS COMBINATIONS

         On January 15, 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc., a provider of industrial mill and safety products and management services to the refining, power generation, petrochemical and chemical markets, for cash consideration of $30.0 million.

         During the second quarter, the Company acquired two operations engaged primarily in providing drilling fluids and related services in Europe and Latin America, for cash consideration totaling $10.1 million.

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

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 1999 (in thousands, except per share amounts):

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              ------------------------------
                                                                                 2000               1999
                                                                              -----------        -----------
     Revenues............................................................     $ 1,288,675        $ 1,084,480

     Net income (loss)...................................................          26,357             (2,149)
     Earnings (loss) per share:
       Basic.............................................................     $      0.53        $    ( 0.04)
       Diluted...........................................................            0.53             ( 0.04)

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to the current year acquisitions included in the Consolidated Statements of Cash Flows (in thousands):

     Fair value of assets, net of cash acquired....................................    $ 53,695
     Goodwill recorded.............................................................      27,654
     Total liabilities assumed.....................................................     (41,238)
                                                                                       --------
     Cash paid for acquisition of businesses, net of cash acquired.................    $ 40,111
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

                                            Three Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                          ------------------------         ------------------------
                                            2000            1999             2000            1999
                                          --------        --------         --------        --------
BASIC EPS:

Net income (loss) ...................     $ 14,974        $ (3,021)        $ 26,297        $  3,585
                                          ========        ========         ========        ========

Weighted average number of common
  shares outstanding ................       49,725          48,421           49,448          48,291
                                          --------        --------         --------        --------

Basic EPS ...........................     $   0.30        $  (0.06)        $   0.53        $   0.07
                                          ========        ========         ========        ========

DILUTED EPS:

Net income (loss) ...................     $ 14,974        $ (3,021)        $ 26,297        $  3,585
                                          ========        ========         ========        ========

Weighted average number of common
  shares outstanding ................       49,725          48,421           49,448          48,291
Dilutive effect of stock options ....          638              --              705             561
                                          --------        --------         --------        --------
                                            50,363          48,421           50,153          48,852
                                          --------        --------         --------        --------

Diluted EPS .........................     $   0.30        $  (0.06)        $   0.52        $   0.07
                                          ========        ========         ========        ========

5.  COMPREHENSIVE INCOME

         The Company's comprehensive income (loss), which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                             Three Months Ended          Six Months Ended
                                                                  June 30,                    June 30,
                                                           ----------------------      ----------------------
                                                             2000          1999          2000          1999
                                                           --------      --------      --------      --------
         Net income (loss).............................    $ 14,974      $ (3,021)     $ 26,297      $ 3,585

         Currency translation adjustments..............      (3,182)       (1,485)       (4,430)       (1,731)
                                                           --------      --------      --------      --------

         Comprehensive income (loss)...................    $ 11,792      $ (4,506)     $ 21,867      $  1,854
                                                           ========      ========      ========      ========

6.  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                                   June 30,        December 31,
                                                                                     2000              1999
                                                                                   ---------       ------------
         Raw materials.....................................................        $  41,157         $  41,508
         Work-in-process...................................................           45,622            43,498
         Products purchased for resale.....................................          153,981           118,786
         Finished goods....................................................          327,195           317,054
                                                                                   ---------         ---------
                                                                                     567,955           520,846
         Reserves to state certain domestic inventories
            ($268,413 and $227,622 in 2000 and 1999,
             respectively) on a LIFO basis.................................          (29,551)          (23,432)
                                                                                   ---------         ---------

                                                                                   $ 538,404         $ 497,414
                                                                                   =========         =========

7.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                                                    June 30,         December 31,
                                                                                      2000               1999
                                                                                   ----------        ------------
         Land..............................................................        $   26,265         $   25,119
         Buildings.........................................................            89,258             87,024
         Machinery and equipment...........................................           389,350            365,360
         Rental tools......................................................           218,361            219,118
                                                                                   ----------         ----------
                                                                                      723,234            696,621

         Less-accumulated depreciation.....................................          (334,065)          (315,539)
                                                                                   ----------         ----------

                                                                                   $  389,169         $  381,082
                                                                                   ==========         ==========

8.  INDUSTRY SEGMENTS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company has two reportable segments: Oilfield Products and Services Group and Distribution Group.

         The following table presents financial information for each reportable segment (in thousands):

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                         ---------------------------      -----------------------------
                                                           2000              1999            2000               1999
                                                         ---------        ----------      -----------         ---------
       Revenues:
          Oilfield Products and Services Group........   $ 439,613        $  292,602      $   847,493         $ 616,081
          Distribution Group..........................     217,616            97,093          435,168           170,636
                                                         ---------        ----------      -----------         ---------
                                                         $ 657,229        $  389,695      $ 1,282,661         $ 786,717
                                                         =========        ==========      ===========         =========

       Income before interest and taxes:
          Oilfield Products and Services Group........   $  41,044        $    9,052      $    74,470         $  32,697
          Distribution Group..........................       3,724            (1,377)           7,603            (3,193)
          General corporate...........................      (1,458)           (1,260)          (2,838)           (2,600)
          Non-recurring items.........................          --                --               --             2,621
                                                         ---------        ----------      -----------         ---------
                                                         $  43,310        $    6,415      $    79,235         $  29,525
                                                         =========        ==========      ===========         =========

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

         The following table presents revenue and average rig count information for the periods shown (dollars in thousands):

                                      Three Months Ended June 30,                          Six Months Ended June 30,
                           ---------------------------------------------     ---------------------------------------------
                                   2000                    1999                       2000                     1999
                           --------------------    ---------------------     --------------------     --------------------
                             Amount          %       Amount           %        Amount          %        Amount          %
                           ----------       ---    ----------        ---     ----------       ---     ----------       ---
Revenues by Business Unit:
  M-I ..................   $  294,425        45    $  183,892         47     $  562,202        44     $  389,793        49
  Smith Bits ...........       75,991        12        54,298         14        151,430        12        114,719        15
  Smith Services .......       69,197        10        54,412         14        133,861        10        111,569        14
  Wilson ...............      217,616        33        97,093         25        435,168        34        170,636        22
                           ----------       ---    ----------        ---     ----------       ---     ----------       ---
          Total ........   $  657,229       100    $  389,695        100     $1,282,661       100     $  786,717       100
                           ==========       ===    ==========        ===     ==========       ===     ==========       ===

Revenues by Area:
  U.S ..................   $  328,759        50    $  186,819         48     $  626,598        49     $  368,053        47
  Export ...............       30,193         5        22,857          6         57,043         4         48,445         6
  Non-U.S ..............      298,277        45       180,019         46        599,020        47        370,219        47
                           ----------       ---    ----------        ---     ----------       ---     ----------       ---

          Total ........   $  657,229       100    $  389,695        100     $1,282,661       100     $  786,717       100
                           ==========       ===    ==========        ===     ==========       ===     ==========       ===

M-I Average Rig Count:
  U.S ..................        1,029                     600                       964                      604
  Canada ...............          201                     101                       309                      179
  Non-North America ....          899                     827                       876                      873
                           ----------              ----------                ----------               ----------

          Total ........        2,129                   1,528                     2,149                    1,656
                           ==========              ==========                ==========               ==========

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I's revenues increased $110.5 million, or 60 percent, from the second quarter of 1999, and $172.4 million, or 44 percent, from the first six months of 1999.
A significant portion of the increase over the prior year periods is attributable to the impact of new contracts awarded in the last half of 1999, which resulted in increased revenues in the United States, Europe/Africa and Latin America. Formation of the drilling fluids venture with Schlumberger Limited and increased U.S. drilling activity also contributed to the revenue growth over the prior year periods. Excluding the impact of incremental revenues from acquired operations, revenues rose 43 percent and 29 percent from the second quarter and first six months of 1999, respectively.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. The unit also manufactures polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. Smith Bits' revenues increased $21.7 million, or 40 percent, from the second quarter of 1999, and $36.7 million, or 32 percent, from the first six months of 1999. The substantial increase in drilling activity in North America from prior year levels, in response to higher natural gas and crude oil prices, resulted in higher demand for the Company's petroleum bits and accounted for a majority of the increase in revenues. On a combined basis, revenues for petroleum three-cone and diamond bits grew 45 and 36 percent over the prior year quarter and year-to-date levels, respectively.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues increased $14.8 million, or 27 percent, from the second quarter of 1999, and $22.3 million, or 20 percent, from the first six months of 1999. Improvement in North American activity levels, particularly in the U.S. Gulf Coast area, accounted for the increases in revenues from the 1999 periods. All product groups experienced revenue growth with stronger demand for directional drilling, inspection and fishing services and tubular products contributing the majority of the increases over the prior year periods.

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $120.5 million, or 124 percent, from the second quarter of 1999, and $264.5 million, or 155 percent, from the first six months of 1999. The majority of the increase over prior year levels is attributed to the acquisitions of the ConEmsco and Texas Mill Supply operations. The divestiture of Wilson's Oil Country Tubular Goods operations in mid-1999 partially offset the increase. Excluding the impact of acquired and divested operations, revenues were 38 percent above second quarter 1999 levels, and 33 percent over comparable year-to-date levels, due to increased line pipe and other product sales in the energy sector.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                     ----------------------------------------       --------------------------------------
                                           2000                   1999                    2000                 1999
                                     -----------------      -----------------       -----------------    -----------------
                                      Amount        %        Amount        %          Amount       %      Amount        %
                                     ---------     ---      --------      ---       ----------    ---    --------      ---
Revenues ..........................  $ 657,229     100      $389,695      100      $1,282,661     100    $786,717      100
                                     ---------              --------                ----------           --------

Gross profit ......................    174,335      26        98,685       25         335,818      26     210,024       27

Operating expenses ................    131,025      20        92,270       23         256,583      20     183,120       23
Non-recurring items ...............         --      --            --       --              --      --      (2,621)      --
                                     ---------     ---      --------      ---      ----------     ---    --------      ---

Income before interest and taxes ..     43,310       6         6,415        2          79,235       6      29,525        4
Interest expense, net .............      8,758       1        11,297        3          17,523       1      23,372        3
                                     ---------     ---      --------      ---      ----------     ---    --------      ---

Income (loss) before income
  taxes and minority interests ....     34,552       5        (4,882)      (1)         61,712       5       6,153        1
Income tax provision (benefit) ....     11,413       2        (1,455)      --          21,088       2       3,495        1
                                     ---------     ---      --------      ---      ----------     ---    --------      ---

Income (loss) before minority
  interests .......................     23,139       3        (3,427)      (1)         40,624       3       2,658       --
Minority interests ................      8,165       1          (406)      --          14,327       1        (927)      --
                                     ---------     ---      --------      ---      ----------     ---    --------      ---

Net income (loss) .................  $  14,974       2      $ (3,021)      (1)     $   26,297       2    $  3,585       --
                                     =========     ===      ========      ===      ==========     ===    ========      ===

         Total revenues for the current year periods increased $267.5 million, or 69 percent, from the second quarter of 1999, and $495.9 million, or 63 percent, over the first six months of 1999. Incremental revenues from acquired operations accounted for 48 percent and 57 percent of the revenue increase over the second quarter and first six months of 1999, respectively. Base business revenue increases over the prior year periods are primarily attributable to the impact of new contracts awarded in the last half of 1999 and improved worldwide drilling activity levels. While the significant portion of the rig count and revenue growth has been concentrated in North America, the Company experienced revenue increases across all geographic areas from 1999 levels.

         Gross profit increased $75.7 million from the second quarter of 1999, and $125.8 million from the first six months of 1999. Gross profit margins improved in both the Oilfield Products and Services and the Distribution segments as increased fixed cost coverage and a favorable shift in sales mix more than offset the impact of competitive pricing pressures. Consolidated gross margins rose one percent from the prior year quarter, but declined slightly on a year-to-date basis because of the increasing proportion of Distribution revenues to total Company revenues.

         Operating expenses, consisting of selling, general and administrative expenses, increased $38.8 million from the second quarter of 1999, and $73.5 million from the first six months of 1999. As a percentage of revenue, however, operating expenses decreased three percentage points from the second quarter and first half of 1999. Over half of the absolute dollar variance is attributable to incremental costs associated with acquired operations. The remaining increase is primarily due to variable-related expenses associated with the revenue increase, including personnel additions and increased profit-sharing amounts attributable to the reported profitability levels.

         Net interest expense, which represents interest expense less interest income, decreased $2.5 million from the second quarter of 1999, and $5.8 million from the first half of 1999. Proceeds from the sale of an interest in M-I in July 1999 were used to repay outstanding indebtedness, resulting in the interest expense reduction. This reduction was partially offset by increased borrowings to finance subsequent acquisitions and general working capital needs, which increased as a result of the revenue growth experienced by the Company.

         The effective tax rate for the first six months of 2000 approximated
34 percent, which is lower than both the prior year's rate and the U.S. statutory rate. The current year effective tax rate is below the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The effective tax rate was below the prior year rate due primarily to the impact in 1999 of non-deductible costs associated with the sale of one of the Company's mining operations.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest increased $8.6 million over the second quarter of 1999 and $14.3 million over the first six months of 1999. The increase is primarily attributable to the sale of a 40 percent interest in the M-I operations which occurred in July 1999.

Segment Results

         The following table presents financial information for each reportable segment (in thousands):

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                         --------------------------     ----------------------------
                                                           2000             1999           2000              1999
                                                         ---------        ---------     -----------        ---------
       Revenues:
          Oilfield Products and Services Group........   $ 439,613        $ 292,602     $   847,493        $ 616,081
          Distribution Group..........................     217,616           97,093         435,168          170,636
                                                         ---------        ---------     -----------        ---------
                                                         $ 657,229        $ 389,695     $ 1,282,661        $ 786,717
                                                         =========        =========     ===========        =========

       Income before interest and taxes:
          Oilfield Products and Services Group........   $  41,044        $   9,052     $    74,470        $  32,697
          Distribution Group..........................       3,724           (1,377)          7,603           (3,193)
          General corporate...........................      (1,458)          (1,260)         (2,838)          (2,600)
          Non-recurring items.........................          --               --              --            2,621
                                                         ---------        ---------     -----------        ---------
                                                         $  43,310        $   6,415     $    79,235        $  29,525
                                                         =========        =========     ===========        =========

         Oilfield Products and Services Group revenues increased $147.0 million, or 50 percent, from the second quarter of 1999, and $231.4 million, or 38 percent, from the first six months of 1999, reflecting primarily the increase in exploration and production activity in North America and incremental revenues generated by the acquired drilling fluid operations. Income before interest and taxes for the Oilfield Products and Services Group increased $32.0 million and $41.8 million, respectively, from 1999 quarter and six-month levels. For the three-month and six-month periods ended June 30, 2000, income before interest and taxes was nine percent of revenues versus three percent and five percent, respectively, for the comparable prior year periods. These improvements are primarily attributable to the impact of higher volumes on fixed cost coverage.

         Distribution Group revenues increased $120.5 million, or 124 percent, from the second quarter of 1999, and $264.5 million, or 155 percent, from the first half of 1999. Incremental revenues generated by the acquired operations and higher exploration activity in North America accounted for the increases over the prior year periods. The divestiture of Wilson's OCTG operations in mid-1999 partially offset the increases. Income before interest and taxes for the three-month and six-month periods ended June 30, 2000, increased $5.1 million and $10.8 million, respectively, from the prior year levels. Higher revenues and a favorable shift in product mix accounted for the majority of the favorable variances from the 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents increased $8.5 million from year-end 1999 and equaled $32.6 million at June 30, 2000. The Company's operations used $6.5 million of cash flows in the first six months of 2000, as compared to providing $73.8 million in the first six months of 1999. In the first six months of 2000, the effect of the increase in activity on operations resulted in higher working capital requirements, primarily accounts receivable and inventories, in contrast to the prior year quarter where declining activity favorably impacted these working capital accounts.

         During 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc. for $30.0 million and two operations which market drilling fluids and related services for a total of $10.1 million. In addition, the Company invested $31.9 million in property, plant and equipment, net of proceeds, during the six-month period. Financing activities during the period provided $87.4 million of cash flows, consisting of $70.4 million of borrowings under credit facilities and $17.0 million in proceeds received on the exercise of stock options.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving lines of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $99.6 million at June 30, 2000. In addition, the Company has filed a shelf registration statement, which was declared effective July 21, 2000, with the Securities and Exchange Commission under which it may offer - common stock, debt securities, and units consisting of any combination of these securities. The Company may offer these securities in one or more offerings with a total initial offering price of up to $250.0 million. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

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

     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         On June 8, 2000, the Company's Board of Directors adopted a stockholder rights plan. The rights plan provides for a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to stockholders of record on June 20, 2000. Each right entitles the holder to purchase from the Company at any time on or after the distribution date (as defined) and prior to the occurrence of a triggering event (as defined) one-hundredth of a share of the junior participating preferred stock at an exercise price of $350, subject to adjustment. The rights are exercisable beginning on the distribution date, which is the earlier of ten business days after the date on which:

    |X| there is a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of the Company's common stock; or
    |X| a person commences a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares of the Company's common stock.

         If any person or group becomes an acquiring person, except pursuant to a qualifying offer, including a tender offer or an exchange offer for all outstanding shares of common stock at a price and on terms determined by at least a majority of Smith's independent directors to be at a price that is fair to the stockholders and otherwise in the Company's best interests and the best interests of its stockholders, then each right will thereafter entitle the holder to receive, upon exercise, a number of shares of common stock, or cash, property or other securities of the Company, having a value equal to two times the exercise price of the right, except that any rights beneficially owned by the acquiring person shall be null and void. Additionally, at any time after the date a person becomes an acquiring person, or a triggering event occurs, including an event under which the Company is acquired in a merger or other business combination transaction, other than a qualifying offer, in which Smith is not the surviving corporation, or the Company sells or transfers 50% or more of its assets or earning power, each right, other than rights previously voided, will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of the acquiring person having a value of twice the right's exercise price.

         Until the distribution date, the rights will be evidenced by the common stock certificates, and the surrender or transfer of any certificates for common stock will also constitute the surrender or transfer of the rights associated with that common stock. The rights are not exercisable until the distribution date and will expire on June 8, 2010, unless the Company redeems them earlier. The exercise price and the number of shares of junior participating preferred stock or other securities issuable upon exercise of the rights are subject to adjustment from time-to-time to prevent dilution. The Company will generally be entitled to redeem the rights at $.01 per right at any time until the tenth business day, subject to extension, after a person becomes an acquiring person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on April 28, 2000, shareholders of the Company elected directors and ratified the Company's appointment of auditors by the votes shown below.

Agenda Item                                                 For                  Withheld                Abstain
-----------                                         -----------------        ----------------       ----------------
Election of directors:
     Benjamin F. Bailar.................                44,117,808               1,000,036                  --
     Douglas L. Rock....................                44,172,809                 945,035                  --

Agenda Item                                                 For                   Against                Abstain
-----------                                         -----------------        ----------------       ----------------
Ratification of auditors................                45,089,954                 8,004                  19,886

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
(10)     None.
(27)     Financial Data Schedules.
         27.1 Financial Data Schedule for the three-month and six-month periods ended June 30, 2000.


(b)      Reports on Form 8-K

              The Registrant filed a Form 8-K dated April 26, 2000, reporting under "Item 5. Other Events," related to a press release announcing the Registrant's first quarter results.

              The Registrant filed a Form 8-K dated June 15, 2000, reporting under "Item 5. Other Events," related to replacement of the existing stockholders rights plan.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SMITH INTERNATIONAL, INC.
                                         Registrant



Date:     August 11, 2000                By: /s/ Douglas L. Rock
     ---------------------------             -----------------------------------
                                             Douglas L. Rock
                                             Chairman of the Board, Chief
                                             Executive Officer, President and
                                             Chief Operating Officer





Date:     August 11, 2000                By: /s/ Margaret K. Dorman
     ---------------------------             -----------------------------------
                                             Margaret K. Dorman
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

(27)     Financial Data Schedules.
         27.1 Financial Data Schedule for the three-month and six-month periods ended June 30, 2000.