Form 10-Q
period 2000-09-30
SMITH INTERNATIONAL INC
filed 2000-11-14
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------     ---------------


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

The number of shares outstanding of the Registrant's common stock as of November 8, 2000 was 50,413,729.

                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Statements of Operations -
                 For the Three Months and Nine Months Ended September 30, 2000
                 and 1999......................................................               1

              Consolidated Balance Sheets -
                 As of September 30, 2000 and December 31, 1999.................              2

              Consolidated Statements of Cash Flows -
                 For the Nine Months Ended September 30, 2000 and 1999.........               3

              Notes to Consolidated Financial Statements.......................               4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...........................               8

     ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES.............              13


PART II:  OTHER INFORMATION

     ITEMS 1 - 6...............................................................              14

SIGNATURES.....................................................................              15

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                  --------------------------      ---------------------------
                                                                    2000             1999             2000            1999
                                                                  ---------        ---------      -----------     -----------
           REVENUES............................................   $ 718,470        $ 481,541      $ 2,001,131     $ 1,268,258

           COSTS AND EXPENSES:
             Costs of Revenues.................................     523,118          362,705        1,469,961         939,398
             Selling Expenses..................................     107,060           81,213          302,158         221,911
             General and Administrative Expenses...............      34,073           23,284           95,558          65,706
             Non-Recurring Items...............................          --          (81,378)              --         (83,999)
                                                                  ---------        ---------      -----------     -----------
                  Total Costs and Expenses.....................     664,251          385,824        1,867,677       1,143,016
                                                                  ---------        ---------      -----------     -----------
           INCOME BEFORE INTEREST AND TAXES....................      54,219           95,717          133,454         125,242
           INTEREST EXPENSE, NET...............................       8,554            7,816           26,077          31,188
                                                                  ---------        ---------      -----------     -----------
           INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS...      45,665           87,901          107,377          94,054
           INCOME TAX PROVISION................................      15,131           38,549           36,219          42,044
                                                                  ---------        ---------      -----------     -----------
           INCOME BEFORE MINORITY INTERESTS....................      30,534           49,352           71,158          52,010
           MINORITY INTERESTS..................................      10,060            2,492           24,387           1,565
                                                                  ---------        ---------      -----------     -----------
           NET INCOME..........................................   $  20,474        $  46,860      $    46,771     $    50,445
                                                                  =========        =========      ===========     ===========
           EARNINGS PER SHARE:
             Basic.............................................   $    0.41        $    0.96      $      0.94     $      1.04
                                                                  =========        =========      ===========     ===========
             Diluted...........................................   $    0.41        $    0.95      $      0.93     $      1.03
                                                                  =========        =========      ===========     ===========
           WEIGHTED AVERAGE SHARES OUTSTANDING:
             Basic.............................................      49,750           48,835           49,550          48,474
             Diluted...........................................      50,387           49,471           50,231          49,082


        The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                                        September 30,    December 31,
                                                                                            2000             1999
                                                                                        -------------    ------------
                                                                                         (Unaudited)
       CURRENT ASSETS:
         Cash and cash equivalents..................................................      $   33,669      $   24,127
         Receivables, net...........................................................         599,611         474,114
         Inventories................................................................         541,349         497,414
         Deferred tax assets, net...................................................          50,283          38,954
         Prepaid expenses and other.................................................          26,845          20,171
                                                                                          ----------      ----------
           Total current assets.....................................................       1,251,757       1,054,780
                                                                                          ----------      ----------
       PROPERTY, PLANT AND EQUIPMENT, NET...........................................         395,102         381,082
       GOODWILL, NET................................................................         369,241         349,773
       OTHER ASSETS.................................................................         101,668         108,940
                                                                                          ----------      ----------
       TOTAL ASSETS.................................................................      $2,117,768      $1,894,575
                                                                                          ==========      ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES:
         Short-term borrowings and current portion of long-term debt................      $  114,965      $   50,784
         Accounts payable...........................................................         263,595         218,551
         Accrued payroll costs......................................................          69,840          62,729
         Income taxes payable.......................................................          22,489          17,468
         Other......................................................................         115,094         107,786
                                                                                          ----------      ----------
             Total current liabilities..............................................         585,983         457,318
                                                                                          ----------      ----------
       LONG-TERM DEBT...............................................................         345,896         346,647
       DEFERRED TAX LIABILITIES.....................................................          40,852          37,098
       OTHER LONG-TERM LIABILITIES..................................................          15,577          15,037
       MINORITY INTERESTS...........................................................         339,622         318,255

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDERS' EQUITY:
         Preferred stock, $1 par value; 5,000 shares authorized; no shares
           issued or outstanding in 2000 or 1999....................................              --              --
         Common stock, $1 par value; 60,000 shares authorized; 50,414 shares
           issued in 2000 (49,586 in 1999)..........................................          50,414          49,586
         Additional paid-in capital.................................................         381,624         351,397
         Retained earnings..........................................................         384,280         337,509
         Cumulative translation adjustments.........................................         (18,778)        (10,570)
         Less - treasury securities, at cost; 656 common shares in 2000 and 1999....          (7,702)         (7,702)
                                                                                         -----------     -----------
             Total shareholders' equity.............................................         789,838         720,220
                                                                                         -----------     -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................      $2,117,768      $1,894,575
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

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                             -----------------------
                                                                                                2000          1999
                                                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................         $  46,771     $  50,445
  Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization...................................................            59,600        56,610
    Minority interests..............................................................            24,387         1,565
    Provision for losses on receivables.............................................             2,149         1,216
    Gain on disposal of property, plant and equipment...............................            (5,234)       (5,383)
    Foreign currency translation losses.............................................             1,290           662
    Gain on sale and other non-recurring items, net of tax..........................                --       (45,810)
  Changes in operating assets and liabilities:
    Receivables.....................................................................          (108,550)       27,274
    Inventories.....................................................................           (31,275)       69,154
    Accounts payable................................................................            18,848       (18,190)
    Accrued merger and restructuring costs..........................................                --       (33,285)
    Other current assets and liabilities............................................            25,914       (33,772)
    Other non-current assets and liabilities........................................            (5,238)       (6,497)
                                                                                             ---------     ---------
Net cash provided by operating activities...........................................            28,662        63,989
                                                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired.....................................           (40,111)     (300,593)
Proceeds from disposal of operations................................................                --        44,218
Proceeds from sale of minority ownership interest in M-I............................                --       321,000
Purchases of property, plant and equipment..........................................           (66,779)      (42,060)
Proceeds from disposal of property, plant and equipment.............................            11,757        13,431
                                                                                             ---------     ---------
Net cash provided by (used in) investing activities.................................           (95,133)       35,996
                                                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt............................................            83,062        49,855
Principal payments of long-term debt................................................           (25,214)      (87,231)
Net change in short-term borrowings.................................................               913       (58,606)
Proceeds from exercise of stock options.............................................            17,564         2,685
Distributions to minority interest partners.........................................                --        (1,440)
                                                                                             ---------     ---------
Net cash provided by (used in) financing activities.................................            76,325       (94,737)
                                                                                             ---------     ---------
Effect of exchange rate changes on cash.............................................              (312)          324
                                                                                             ---------     ---------
Increase in cash and cash equivalents...............................................             9,542         5,572
Cash and cash equivalents at beginning of period....................................            24,127        22,717
                                                                                             ---------     ---------
Cash and cash equivalents at end of period..........................................         $  33,669     $  28,289
                                                                                             ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest..............................................................         $  26,044     $  29,276
Cash paid for income taxes..........................................................         $  15,746     $  27,946

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

2.       BUSINESS COMBINATIONS

         On January 15, 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc., a provider of industrial mill and safety products and management services to the refining, power generation, petrochemical and chemical markets, for cash consideration of $30.0 million. During the second quarter of 2000, the Company acquired two operations engaged primarily in providing drilling fluids and related services in Europe and Latin America, for cash consideration totaling $10.1 million.

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

         The balances included in the consolidated balance sheet as of September 30, 2000 related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 1999 (in thousands, except per share amounts):

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       -------------------------------
                                                                                          2000                 1999
                                                                                       ----------           ----------
       Revenues................................................................        $2,007,145           $1,613,573
       Net income (loss).......................................................            46,831               (4,399)
       Earnings (loss) per share:
              Basic.............................................................       $     0.95           $    (0.09)
              Diluted...........................................................             0.93                (0.09)

         As discussed in Note 3, the Company recognized an after-tax, non-recurring gain of $45.0 million, or $0.91 per share, which is excluded from the 1999 unaudited pro forma supplemental information. The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combination been in effect at the date indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to the current year acquisitions included in the Consolidated Statements of Cash Flows (in thousands):

           Fair value of assets, net of cash acquired.....................................      $ 53,695
           Goodwill recorded...............................................................       27,654
           Total liabilities assumed.......................................................      (41,238)
                                                                                                --------
           Cash paid for acquisition of businesses, net of cash acquired...................     $ 40,111
                                                                                                ========

3.       NON-RECURRING ITEMS

         In the first quarter of 1999, the Company recorded a non-recurring net gain of $2.6 million ($0.2 million after-tax) related to a combination of a gain on disposal of an industrial bentonite mining operation offset by unrelated charges to write-off certain assets and settle a customer receivable. During the third quarter of 1999, the Company recognized a non-recurring gain of $81.4 million ($45.0 million after-tax) associated with the sale of a minority ownership interest in M-I in accordance with the provisions of Staff Accounting Bulletin No. 51.

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

                                                                             Three Months Ended      Nine Months Ended
                                                                               September 30,           September 30,
                                                                            -------------------     -------------------
                                                                              2000        1999        2000        1999
                                                                            -------     -------     -------     -------
         Basic EPS:
         Net income ...................................................     $20,474     $46,860     $46,771     $50,445
                                                                            =======     =======     =======     =======
         Weighted average number of common
           shares outstanding .........................................      49,750      48,835      49,550      48,474
                                                                            -------     -------     -------     -------
         Basic EPS ....................................................     $  0.41     $  0.96     $  0.94     $  1.04
                                                                            =======     =======     =======     =======
         Diluted EPS:

         Net income ...................................................     $20,474     $46,860     $46,771     $50,445
                                                                            =======     =======     =======     =======
         Weighted average number of common
           shares outstanding .........................................      49,750      48,835      49,550      48,474
         Dilutive effect of stock options .............................         637         636         681         608
                                                                            -------     -------     -------     -------
                                                                             50,387      49,471      50,231      49,082
                                                                            -------     -------     -------     -------
         Diluted EPS...................................................     $  0.41     $  0.95     $  0.93     $  1.03
                                                                            =======     =======     =======     =======

5.       COMPREHENSIVE INCOME

          The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                  ----------------------     ---------------------
                                                    2000          1999         2000          1999
                                                  --------      --------     --------      -------
Net income ....................................   $ 20,474      $ 46,860     $ 46,771      $50,445
Currency translation adjustments...............     (3,778)        2,380       (8,208)         649
                                                  --------      --------     --------      -------
Comprehensive income...........................   $ 16,696      $ 49,240     $ 38,563      $51,094
                                                  ========      ========     ========      =======


6.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                         September 30,  December 31,
                                                                             2000           1999
                                                                         -------------  ------------
Raw materials .......................................................     $  43,102      $  41,508
Work-in-process .....................................................        55,179         43,498
Products purchased for resale .......................................       149,696        118,786
Finished goods ......................................................       324,540        317,054
                                                                          ---------      ---------
                                                                            572,517        520,846
Reserves to state certain domestic inventories
   ($275,016 and $227,622 in 2000 and 1999,
    respectively) on a LIFO basis ...................................       (31,168)       (23,432)
                                                                          ---------      ---------
                                                                          $ 541,349      $ 497,414
                                                                          =========      =========


7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                                         September 30,   December 31,
                                                                             2000           1999
                                                                         -------------   ------------
Land.....................................................................  $  26,471     $  25,119
Buildings................................................................     90,357        87,024
Machinery and equipment..................................................    398,972       365,360
Rental tools.............................................................    223,162       219,118
                                                                           ---------     ---------
                                                                             738,962       696,621
Less-accumulated depreciation............................................   (343,860      (315,539)
                                                                           ---------     ---------
                                                                           $ 395,102     $ 381,082
                                                                           =========     =========

8.       INDUSTRY SEGMENTS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company has two reportable segments: Oilfield Products and Services Group and Distribution Group.

         The following table presents financial information for each reportable segment (in thousands):

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                            ---------------------------       ---------------------------
                                               2000             1999             2000             1999
                                            ----------       ----------       ----------       ----------
Revenues:
   Oilfield Products and Services Group..   $  485,760       $  326,272       $1,333,253       $  942,353
   Distribution Group ...................      232,710          155,269          667,878          325,905
                                            ----------       ----------       ----------       ----------
                                            $  718,470       $  481,541       $2,001,131       $1,268,258
                                            ==========       ==========       ==========       ==========

Income before interest and taxes:
   Oilfield Products and Services Group..   $   51,343       $   14,893       $  125,813       $   47,590
   Distribution Group ...................        4,231              788           11,834           (2,405)
   General corporate ....................       (1,355)          (1,342)          (4,193)          (3,942)
   Non-recurring items (See Note 3) .....           --           81,378               --           83,999
                                            ----------       ----------       ----------       ----------
                                            $   54,219       $   95,717       $  133,454       $  125,242
                                            ==========       ==========       ==========       ==========

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

         The following table presents revenue and average rig count information for the periods shown (dollars in thousands):

                                      Three Months Ended September 30,                     Nine Months Ended September 30,
                                ------------------------------------------          ------------------------------------------
                                       2000                     1999                      2000                      1999
                                ----------------          ----------------          ----------------          ----------------
                                 Amount       %            Amount       %             Amount      %              Amount     %
                                --------     ---          --------     ---          ----------   ---          ----------   ---
Revenues by Business Unit:
  M-I ........................  $326,446      45          $211,644      44          $  888,648    44          $  601,437    47
  Smith Bits .................    84,018      12            59,720      12             235,448    12             174,439    14
  Smith Services .............    75,296      10            54,908      12             209,157    10             166,477    13
  Wilson .....................   232,710      33           155,269      32             667,878    34             325,905    26
                                --------     ---          --------     ---          ----------   ---          ----------   ---
          Total ..............  $718,470     100          $481,541     100          $2,001,131   100          $1,268,258   100
                                ========     ===          ========     ===          ==========   ===          ==========   ===

Revenues by Area:
  U.S ........................  $358,935      50          $226,071      47          $  985,533    49          $  594,124    47
  Export .....................    28,240       4            21,585       4              85,283     4              70,030     6
  Non-U.S ....................   331,295      46           233,885      49             930,315    47             604,104    47
                                --------     ---          --------     ---          ----------   ---          ----------   ---
          Total ..............  $718,470     100          $481,541     100          $2,001,131   100          $1,268,258   100
                                ========     ===          ========     ===          ==========   ===          ==========   ===

M-I Average Rig Count:
  U.S........................      1,130                       768                       1,020                       659
  Canada.....................        304                       218                         307                       192
  Non-North America..........        967                       802                         906                       849
                                --------                  --------                  ----------                ----------
          Total..............      2,401                     1,788                       2,233                     1,700
                                ========                  ========                  ==========                ==========


         M-I ("M-I") provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, pressure control, rig instrumentation and waste management. M-I's revenues increased $114.8 million, or 54 percent, from the third quarter of 1999 and $287.2 million, or 48 percent, from the first nine months of 1999. Revenues were favorably impacted by an increase in deepwater drilling activity in the United States and Europe/Africa by major and national oil companies. Offshore projects, which accounted for over one-half of M-I Fluids' third quarter revenues, generate higher revenues than land-based projects due to the complex nature of offshore drilling environments. Although the impact of deepwater drilling projects accounted for the largest proportion of the increase, higher land-based drilling activity and new contracts awarded during the last half of 1999 also contributed to the revenue variance over the third quarter of 1999. On a year-to-date basis, the revenue increase also reflects the formation of the drilling fluids venture with Schlumberger Limited in July 1999. Excluding the impact of incremental revenues from the acquired operations, revenues for the first nine months of 2000 rose 39 percent over the comparable period of the prior year.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. The unit also manufactures polycrystalline diamond and cubic boron nitride materials which are used in drill bits and in other specialized cutting tools. Smith Bits' revenues increased $24.3 million, or 41 percent, from the third quarter of 1999, and $61.0 million, or 35 percent, from the first nine months of 1999. The majority of the revenue growth over the prior year quarter is attributable to the 34 percent increase in worldwide drilling activity, which resulted in higher unit sales of three-cone and diamond bits. On a combined basis, sales of three-cone and diamond bits grew in excess of the level of market activity, which also impacted the period-to-period results. The revenue increases were reported across all geographic areas, with the majority of the growth concentrated in North America where demand for three-cone and diamond bits has been favorably impacted by higher natural gas and crude oil prices.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues increased $20.4 million, or 37 percent, from the third quarter of 1999, and $42.7 million, or 26 percent, from the first nine months of 1999. The revenue increases over the prior year periods are primarily attributable to higher demand for fishing and remedial products and services, directional drilling and inspection services and tubular products in the United States and, to a lesser extent, Canada.

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $77.4 million from the third quarter of 1999 and $342.0 million from the first nine months of 1999. The revenue increase over the third quarter of 1999 related to a combination of internal growth and the impact of the Texas Mill Supply acquisition, which was completed in January 2000. The improvement in base business revenues was primarily due to higher sales in the energy sector, which benefited from the continued strengthening in North American drilling and production operations. On a year-to-date basis, the majority of the revenue growth is attributable to the acquired ConEmsco and Texas Mill Supply operations, with the balance of the increase resulting from higher U.S. exploration and production activity. Excluding the impact of acquired operations, base business revenues were 26 percent above the third quarter of 1999 and 29 percent over comparable year-to-date levels.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):



                                                 Three Months Ended September 30,                Nine Months Ended September 30,
                                            -----------------------------------------     ---------------------------------------
                                                     2000                1999                  2000                  1999
                                            -------------------    ------------------     -----------------    ------------------
                                              Amount        %       Amount         %         Amount      %        Amount       %
                                             --------      ---     --------       ---     ----------    ---    ----------     ---
Revenues .................................   $718,470      100     $481,541       100     $2,001,131    100    $1,268,258     100
Gross profit .............................    195,352       27      118,836        25        531,170     27       328,860      26
Operating expenses .......................    141,133       20      104,497        22        397,716     20       287,617      23
Non-recurring items ......................         --       --      (81,378)      (17)            --     --       (83,999)     (7)
                                             --------      ---     --------       ---     ----------    ---    ----------     ---
Income before interest and taxes .........     54,219        7       95,717        20        133,454      7       125,242      10
Interest expense, net ....................      8,554        1        7,816         2         26,077      2        31,188       3
                                             --------      ---     --------       ---     ----------    ---    ----------     ---
Income before income taxes
  and minority interests .................     45,665        6       87,901        18        107,377      5        94,054       7
Income tax provision .....................     15,131        2       38,549         8         36,219      2        42,044       3
                                             --------      ---     --------       ---     ----------    ---    ----------     ---
Income before minority
  interests ..............................     30,534        4       49,352        10         71,158      3        52,010       4
Minority interests .......................     10,060        1        2,492        --         24,387      1         1,565      --
                                             --------      ---     --------       ---     ----------    ---    ----------     ---
Net income ...............................   $ 20,474        3     $ 46,860        10     $   46,771      2    $   50,445       4
                                             ========      ===     ========       ===     ==========    ===    ==========     ===

         Consolidated revenues increased $236.9 million, or 49 percent, from the third quarter of 1999, and $732.9 million, or 58 percent, over the first nine months of 1999. The revenue growth from the prior year quarter is primarily attributable to base business operations which benefited from improved exploration and production activity levels and the impact of drilling fluid contracts awarded in the last half of 1999. For the nine month period, the majority of the revenue growth was attributable to the base operations which experienced revenue growth of 34 percent over the prior year period. Demand for the Company's products and services increased across all geographic areas from prior year levels, with the majority of the revenue growth reported in the United States, Europe/Africa and Latin America.

         Gross profit increased $76.5 million from the third quarter of 1999, and $202.3 million from the first nine months of 1999. The improvements in gross profit reflect the significant increase in revenues as well as higher gross profit margins in both the Oilfield Products and Services and the Distribution segments. Consolidated gross margins rose two percentage points from the third quarter of 1999 due to the impact of higher sales volumes on fixed cost coverage, increased absorption in the Company's manufacturing operations and price increases instituted during 2000. On a year-to-date basis, gross margins increased six-tenths of a percentage point over the prior year as improved fixed cost coverage was partially offset by the higher proportion of Distribution revenues to total Company revenues.

         Operating expenses, consisting of selling, general and administrative expenses, increased $36.6 million from the third quarter of 1999, and $110.1 million from the first nine months of 1999. Operating expenses as a percentage of revenues declined two percentage points from the prior year quarter and three percentage points from the first nine months of 1999 reflecting higher fixed cost coverage related to the overall sales and administrative functions. The absolute dollar increase over the third quarter of 1999 is primarily related to higher variable-related expenses associated with the revenue increase, including personnel additions and increased profit-sharing amounts attributable to the reported profitability levels. The majority of the operating expense increase for the nine-month period related to incremental costs of the acquired operations, with the remainder due to higher variable-related expenses associated with the revenue increase.

         In the first quarter of 1999, the Company recorded a non-recurring net gain of $2.6 million ($0.2 million after-tax) related to the sale of an industrial bentonite mining operation which was offset by unrelated charges to write-off certain assets and settle a customer receivable. During the third quarter of 1999, the Company recognized a non-recurring gain of $81.4 million ($45.0 million after-tax) associated with the sale of a minority ownership interest in M-I.

         Net interest expense, which represents interest expense less interest income, increased $0.7 million from the third quarter of 1999 due to higher borrowings to finance general working capital needs, which increased as a result of the revenue growth experienced by the Company. Interest expense decreased $5.1 million from the first nine months of 1999 due to the reduction in July 1999 of outstanding indebtedness with the proceeds from the sale of an interest in M-I. This reduction was partially offset by increased borrowings to finance general working capital needs.

         The effective tax rate for the first nine months of 2000 approximated 34 percent, which is lower than both the prior year's rate and the U.S. statutory rate. The effective tax rate in 2000 is below the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The effective tax rate was below the prior year rate due primarily to the impact in 1999 of non-deductible costs associated with the sales of a minority ownership interest in M-I and a mining operation.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest increased $7.6 million over the third quarter of 1999 and $22.8 million over the first nine months of 1999. The increase is primarily attributable to the sale of a 40 percent interest in the M-I operations which occurred in July 1999.

Segment Results

         The following table presents financial information for each reportable segment (in thousands):


                                             Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                           ------------------------        --------------------------
                                            2000            1999             2000            1999
                                           --------        --------        ----------      ----------
Revenues:
   Oilfield Products and Services Group    $485,760        $326,272        $1,333,253      $  942,353
   Distribution Group .................     232,710         155,269           667,878         325,905
                                           --------        --------        ----------      ----------
                                           $718,470        $481,541        $2,001,131      $1,268,258
                                           ========        ========        ==========      ==========
Income before interest and taxes:
   Oilfield Products and Services Group    $ 51,343        $ 14,893        $  125,813      $   47,590
   Distribution Group .................       4,231             788            11,834          (2,405)
   General corporate ..................      (1,355)         (1,342)           (4,193)         (3,942)
   Non-recurring items ................          --          81,378                --          83,999
                                           --------        --------        ----------      ----------
                                           $ 54,219        $ 95,717        $  133,454      $  125,242
                                           ========        ========        ==========      ==========


         Oilfield Products and Services Group revenues increased $159.5 million, or 49 percent, from the third quarter of 1999, and $390.9 million, or 41 percent, from the first nine months of 1999, reflecting the increase in exploration and production activity and new contract awards. Incremental revenues generated by the acquired drilling fluid operations also contributed to the revenue growth from the first nine months of 1999. Income before interest and taxes for the Oilfield Products and Services Group increased $36.5 million and $78.2 million, respectively, from 1999 quarter and nine-month levels. For the three-month and nine-month periods ended September 30, 2000, income before interest and taxes was eleven and nine percent of revenues, respectively, versus five percent of revenues for the comparable prior year periods. Higher sales and production volumes in the current year periods have resulted in improved fixed cost coverage and absorption of manufacturing costs.

         Distribution Group revenues increased $77.4 million from the third quarter of 1999, and $342.0 million from the first nine months of 1999. Base business revenues were 26 percent above the third quarter of 1999 and 29 percent over comparable year-to-date levels due to the higher exploration and production activity. Income before interest and taxes for the three-month and nine-month periods ended September 30, 2000, increased $3.4 million and $14.2 million, respectively, from the prior year levels. Higher revenues and a favorable shift in product mix accounted for the majority of the favorable variances from the 1999 periods.


LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents increased $9.5 million during the nine-month period to $33.7 million at September 30, 2000. The Company's operations provided $28.7 million of cash flows in the first nine months of 2000, a decrease of $35.3 million from the comparable prior year period. In the first nine months of 2000, the effect of the increase in activity on operations resulted in higher working capital requirements, primarily accounts receivable and inventories, in contrast to the prior year quarter where declining activity favorably impacted these working capital accounts.

         During 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc. for $30.0 million, and two operations which market drilling fluids and related services for a total of $10.1 million. In addition, the Company invested $55.0 million in property, plant and equipment, net of proceeds, during the nine month period. Financing activities during the period provided $76.3 million of cash flows, consisting of $58.7 million of borrowings under credit facilities and $17.6 million in proceeds received on the exercise of stock options.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. Various revolving lines of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $117.4 million at September 30, 2000. In addition, the

Company has filed a shelf registration statement, which was declared effective July 21, 2000, with the Securities and Exchange Commission under which it may offer common stock, debt securities, and units consisting of any combination of these securities. The Company may offer these securities in one or more offerings with a total initial offering price of up to $250.0 million. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.


NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. SFAS No. 133 requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is completing its evaluation of the impact of SFAS No. 133 on its financial statements and does not anticipate that the application of this statement will have a material impact on its financial position or results of operations.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits
         (10)   None.
         (27)   Financial Data Schedules

                27.1 Financial Data Schedule for the three-month and nine-month periods ended September 30, 2000.

         (b)    Reports on Form 8-K

                The Registrant filed a Form 8-K dated July 25, 2000, reporting under "Item 5. Other Events," related to a press release announcing the Registrant's second quarter results.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SMITH INTERNATIONAL, INC.
                                          Registrant


Date:       November 13, 2000             By: /s/ DOUGLAS L. ROCK
     --------------------------------        -----------------------------------
                                          Douglas L. Rock
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Chief Operating
                                          Officer





Date:       November 13, 2000             By:  /s/ MARGARET K. DORMAN
     --------------------------------        -----------------------------------
                                          Margaret K. Dorman
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
 27.1             Financial Data Schedule for the three-month and nine-month periods ended September 30, 2000.