Form 10-K405
period 2000-12-31
SMITH INTERNATIONAL INC
filed 2001-03-23
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      (MARK ONE)

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NUMBER 1-8514

                            SMITH INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 95-3822631
     (STATE OR OTHER JURISDICTION                    (I.R.S.  EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

 411 N. SAM HOUSTON PARKWAY, SUITE 600                    77060
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
Yes    X        No
    -------        -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates on March 20, 2001 was $3,616,827,937 (48,548,026 shares at the closing price on the New York Stock Exchange of $74.50). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

        There were 50,559,053 shares of common stock outstanding on March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement related to the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

        Smith International, Inc. ("Smith" or the "Company") is a leading worldwide supplier of premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control equipment, waste-management services, three-cone and diamond drill bits, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply-chain management solutions through an extensive branch network providing pipe, valves, fittings, mill, safety and other maintenance products. The Company was incorporated in the State of California in January 1937 and reincorporated under Delaware law in May 1983. The Company's executive offices are headquartered at 411N. Sam Houston Parkway, Suite 600, Houston, Texas 77060 and its telephone number is (281) 443-3370.

        The Company's operations are aggregated into two reportable segments:
Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of: M-I, which provides drilling and completion fluid systems and services, solids-control and separation equipment and waste-management services; Smith Bits, which manufactures and sells three-cone and diamond drill bits; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution segment consists of one business unit:
Wilson, which markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets.

        Financial information regarding reportable segments and international operations appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Information related to business combinations appear in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

         Management believes the long-term outlook for exploration and production activity is favorable based upon the expected growth in worldwide energy consumption. Higher commodity prices combined with historically low inventory levels have resulted in operators announcing increases of 20 percent, on average, for 2001 upstream capital spending programs. The majority of worldwide drilling activity is concentrated in North America, where natural gas drilling remains at record levels due to accelerating depletion rates and continued growth in demand from natural gas-fired electric power plants. Barring a global economic slowdown, which reduces consumption levels of oil and natural gas, industry fundamentals should be favorable for continued growth in drilling activity. From a geographic standpoint, increases in both North American and Non-North American spending, on a percentage basis, are expected to be similar in 2001.

BUSINESS OPERATIONS

OILFIELD PRODUCTS AND SERVICES SEGMENT

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

        M-I Fluids offers water-base, oil-base and synthetic-base drilling fluid systems. Water-base drilling fluids are the world's most widely utilized systems, having application in both land and offshore environments. Typically, these systems comprise an engineered blend of weighting materials used to contain formation pressures, and a broad range of chemical additives, designed to yield the specific drilling performance characteristics required for a given drilling project. Oil-base drilling fluids, which primarily are used to drill water-sensitive shales, reduce torque and drag and are widely used in areas where stuck pipe is likely to occur. In certain drilling areas of the world, oil-base systems exhibit comparably higher penetration rates when compared to water-base systems, significantly reducing time on location and overall drilling costs. Synthetic-base drilling fluids are used in drilling environments where oil-base fluids are environmentally prohibited and provide the performance benefits of oil-base systems. Synthetic-base systems are particularly advantageous in the deepwater environment. M-I also provides a comprehensive line of reservoir drill-in fluids which combine the high performance properties of a premium drilling fluid with minimal damaging characteristics of a brine completion fluid.

        Completion fluids (clear brines) are solids-free, clear-salt solutions with high specific gravities and are non-damaging to the producing formation. Operators use these specially designed fluid systems in combination with a comprehensive range of specialty chemicals to control bottom-hole pressures, while meeting the specific corrosion inhibition, viscosity and fluid loss requirements necessary during the completion and workover phase of a well. These systems are specially engineered to maximize well production by minimizing formation damage that can be caused by solids-laden systems. M-I Fluids provides a complete line of completion fluids products and services, including low- and high-density brines, specialty chemicals, filtration and chemical treatment services, wellsite engineering, technical and laboratory support services.

        Competition. Within the oil service industry, M-I Fluids competes in a variety of distinct segments with a number of different competitors. The major competitors in the worldwide drilling fluids market, which approximated $2.5 billion in 2000, are Baroid Drilling Fluids (a division of Halliburton Company ("Halliburton")) and INTEQ (a division of Baker Hughes, Inc. ("Baker Hughes")). While M-I and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally-based competitors. Differentiation within the competition is based upon the engineering services provided at the wellsite, product quality and availability, technical support, service response and price.

        M-I Completion Fluids has four main competitors in the sale of clear brine fluids to end-use markets: Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., OSCA, Inc. and Ambar, Inc. This market is highly competitive, and competition is based primarily on product availability, technical service and price.

M-I SWACO

        Products and Services. M-I SWACO provides services, equipment and engineering for solids control, pressure control and waste management to the worldwide drilling market.

        Solids-control equipment is used to remove drill cuttings from the fluid system, allowing the drilling fluid to be cleaned and recirculated. Solids are normally separated from the drilling fluid using one or a combination of the following: shale shakers, desanders, desilters, hydroclones, mud cleaners and centrifuges. SWACO designs, sells and rents a comprehensive line of this equipment for oil and gas drilling processes throughout the world. In addition, it provides engineering and technical support to operators and drilling contractors from the planning stages of their projects through waste removal and site remediation. The SWACO-manufactured line of proprietary solids-control shakers, MUD CLEANERS(TM), hydroclones and centrifuges allows operators to drill in "dry locations", where waste must be minimized and handled in an environmentally acceptable method. SWACO's acquisition of the Sweco Division of Emerson ("Sweco') in late 2000 significantly expands its ability to design and manufacture shakers and separation equipment for both the petroleum and industrial markets. The Sweco acquisition also strengthens SWACO's screen manufacturing capabilities.

        Operators employ SWACO-manufactured pressure control equipment to drill safely and economically in sour-gas and high-pressure zones. Well killing and high-pressure control drilling chokes, together with related operating consoles, are used in the drilling process during well kicks and well clean-up and testing operations. Degassers and mud gas separators are designed to remove and safely vent entrained gases, including toxic gases such as hydrogen sulfide and corrosive oxygen, from the drilling mud. This equipment reduces the risk of dangerous and costly blowouts caused by recirculating mud that contains natural gas. Key products in SWACO's pressure control product line include the MUD D-GASSER(R) and SUPER CHOKE(R), both of which hold strong market positions, as do the SUPER MUD GAS SEPARATOR(TM) and the SUPER AUTOCHOKE(TM). The latter represent key advancements in hands-free well pressure control and underbalanced drilling operations.

        With drilling operations expanding into more environmentally sensitive areas, there has been increased focus on the effective collection, treatment and disposal of waste produced during the drilling of a well. SWACO provides value-added solutions to operators designed to minimize and treat drilling waste. The Company provides a full suite of waste handling, minimization and management services that includes rig vacuum systems for cuttings recovery, high-gravity force drying for liquid/solid separation and cuttings slurification and re-injection for reducing waste. In addition, through the THERMAL PHASE SEPARATION(TM) process, SWACO provides operators a proven technology for maximizing the recovery of drilling fluids, while minimizing wastes. SWACO's waste treatment services encompass a wide range of activities, including site assessment, drill cuttings injection, water treatment, pit closure, remediation, bioremediation, dewatering and thermal processing. The Company has established ENVIROCENTERS(TM) in Norway, Germany and the United States designed specifically for recovering, treating and recycling solid and liquid drilling wastes.

        Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of Varco International, Inc.) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.


Smith Bits

        Products and Services. Smith Bits is a worldwide leader in the design, manufacture and marketing of drill bits used primarily in drilling oil and gas wells and in mining applications. The Company's offering of petroleum drill bits and services are designed principally for the premium market segments where faster drilling rates and greater footage drilled provide significant economic benefits in the total cost of a well.

        Most bits manufactured and sold by Smith Bits are three-cone drill bits for the petroleum industry, ranging in size from 3 1/2 to 28 inches in diameter. These three-cone bits comprise two major components - the body and the cones, which contain different types of pointed structures referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal-applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert"), which is usually tungsten carbide. In recent years, there has been a significant increase in demand for drill bits in which the tungsten carbide insert is coated with polycrystalline diamond ("PDC"). In certain formations, bits produced with diamond-enhanced inserts last longer and increase penetration rates, which substantially decreases overall drilling costs. Smith Bits is the leading provider of drill bits utilizing diamond-enhanced insert technology.

        In addition, Smith Bits designs, manufactures and markets diamond, or shear, drill bits featuring PDC or natural diamond cutters. The Company manufactures ultra-hard PDC and cubic boron nitride materials that are used in the Company's three-cone and diamond drill bits and other specialized cutting tools. Smith Bits develops and uses patented processes for applying diamonds to a curved surface with multiple transition layers. Smith is the only oilfield equipment manufacturer that develops, manufactures and markets its own synthetic diamond materials, which provides the Company a cost and technological advantage. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into several non-energy cutting tool markets. The Company believes that its ability to develop specialized diamond inserts for specific applications has, and will continue, to provide new business opportunities.

        Mining bits typically are used in shallow drilling to place explosives for blasting in open pit mining operations. While the cutting structures in mining bits are principally tungsten carbide insert, others, known as hammer bits, employ both tungsten carbide and diamond-enhanced inserts and have been designed for use with air percussion tools.

        Competition. Besides the Company, Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and Reed/Hycalog (a division of Schlumberger Limited ("Schlumberger")) are the three major competitors in the drill bit business. While Smith Bits and these companies supply the majority of the worldwide drill bit market, they compete with more than 20 companies. Generally, competition for sales of drill bits is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality, reliability and technological advances, such as diamond-enhanced inserts, provide its products with a competitive advantage.

Smith Services

        Products and Services. Smith Services is a global provider of premium quality drilling, fishing, remedial, multilateral and completion products, services and solutions to the upstream oil and gas drilling industry.

         Smith Services' Drilling Solutions business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools, such as the HYDRA-JAR(TM), which is used to free stuck drill strings during the drilling process. Additionally, the HYDRA-THRUST(TM) and HYDRA-TORAX(TM) impact tools are used in the drilling process, designed to maintain constant weight on the drill bit and absorb drill string vibrations. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and HEVI-WATE(TM) drill pipe, and provides related inspection services, including drill string repair and rebuild services. These components and their placement in the drill string are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drill string components by analyzing rotational hours and providing inspection and repair services for the various drill string components. Rotating drilling heads for flow control in underbalanced drilling applications and automatic connection torque monitoring and control systems are also designed and manufactured by Smith Services.

         Smith Services' Fishing and Remedial Solutions business provides a comprehensive package of fishing, remedial and thru-tubing services. Fishing operations clear and remove obstructions from a wellbore that may arise during drilling, completion or workover activities or during the well's production phase. This operation requires a wide variety of specialty tools including fishing jars, milling tools, casing cutters, overshots and grapples, all of which are manufactured by Smith Services. These tools are operated by Company service personnel, or sold or rented to third-party fishing companies. Smith Services also manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The Company's patented REAMASTER(TM) and UNDERREAMMING-WHILE-DRILLING SYSTEM(TM) ("UWD") are two examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the UWD system above the drill bit, the operator may drill the main bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.

         Smith Services provides Casing Exit and Multilateral Solutions through the manufacture of proprietary casing exit tools which are installed by highly trained technicians. These systems, which include the patented MILLMASTER PERFORMANCE

MILLING SYSTEM(TM), PACKSTOCK(TM), ANCHORSTOCK(TM), and TRACKMASTER(TM), allow the operator to divert around obstructions in the main wellbore or reach multiple production zones from the main wellbore (known as multilateral completions). Smith Services has designed the patented DRILLAHEAD SYSTEM(TM) that cuts the casing window and continues drilling beyond the window, essentially creating a "no trip" system which saves the customer time and reduces their overall drilling costs. The Company also provides mechanical, hydraulic and explosive pipe cutting services to remove casing during well or platform abandonment.

        Smith Services' Completion Solutions business specializes in providing fit-for-purpose liner hanger, liner cementing equipment, isolation packers, retrievable and permanent packers, packer products, and multilateral completion equipment. Liner hangers allow strings of casing to be suspended within the wellbore without having to extend the string all the way to the surface and are also used to isolate production zones and formations. Most directional and multilateral wells include one or more hangers due to the difficult casing programs and need for zonal isolation. Packers are mechanically or hydraulically actuated devices which lock into place at specified depths in the well and provide a seal between zones through expanding element systems. The devices therefore create isolated zones within the wellbore to permit either specific formation production or allow for certain operations such as cementing and acidizing to take place without damaging the reservoir.

        Competition. Smith Services major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford International, Inc. ("Weatherford"), Baker Oil Tools (a division of Baker Hughes) and numerous small local companies. The main competitors in the liner hanger and packer markets are Baker Oil Tools, Weatherford and TIW. The main competitors in the drilling and fishing jar market and the fishing product and service market are Weatherford and National-Oilwell Inc. ("National-Oilwell"). Competition in the drilling and completions sales, rental and services market is primarily based on performance, quality, reliability, service, price and response time and, in some cases, breadth of products. Smith Services attributes its competitive position to its commitment to technological advancements that add value to the customer's programs plus the quality, performance and service of its products and employees

DISTRIBUTION SEGMENT

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

        Competition. Wilson's competitors in the distribution business include National-Oilwell, McJunkin Corporation and a significant number of smaller, locally-based competitors. The oilfield equipment supply industry is highly competitive. Generally, competition involves numerous factors including price, experience, customer service and equipment availability. Wilson markets its products and services to exploration and production companies as well as to companies with operations in the refining, chemical and pipeline segments of the petroleum industry and as a result is considered to be both an "upstream" and "downstream" competitor. Fluctuations in the demand for products and services from customers with operations in these segments tend to provide a diversified revenue base.

NON-U.S. OPERATIONS

        Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith's management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum producing areas of the world, including Canada, the North Sea/Europe, the Middle East, Latin America, Asia/Pacific and Africa. Approximately 51 percent of the Company's revenues in 2000 were derived from equipment or services sold or provided outside the United States. The Company's Distribution operations are focused in North America and serve to mask the Company's exposure to markets outside the United States. Excluding the impact of the Distribution operations, 60 percent of the Company's revenues were generated in non-U.S. markets.

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

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

        The Company's business units maintain product development and engineering departments whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and environmental-based solutions for drilling and completion operations. The Company's primary research facilities are located in Houston, Texas, Stavanger, Norway and Aberdeen, Scotland.

        The Company also maintains a drill bit database which records the performance of substantially all drill bits used in the United States over the last 15 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements related to product development. Management believes this proprietary data base gives the Company a competitive advantage in the drill bit business.

        The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $42.4 million in 2000, $39.0 million in 1999 and $41.0 million in 1998. In 2000, research and engineering expenditures approximated 2.3 percent of the Company's Oilfield Products and Services segment revenues.

        Although the Company has over 700 patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or upon patent protection in general.

EMPLOYEES

        At December 31, 2000, the Company had 9,892 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I. The Company considers its labor relations to be satisfactory.

ITEM 2.  PROPERTIES

        The principal facilities and properties utilized by the Company at December 31, 2000 are shown in the table below. Generally the facilities and properties are owned by the Company.

                                                                                                              Approx.
                                                    Principal Products Processed            Land            Bldg. Space
Location                                                   or Manufactured                  (Acres)          (sq. ft.)
--------                                                   ---------------                  -------          ---------

M-I:
  Florence, Kentucky.................      Separator units, mill units, parts, screens and
                                             motors                                               15         145,000
  Greybull, Wyoming..................      Bentonite mine and processing                       8,394         110,000
                                           Solids control, rig instrumentation and
  Oklahoma City, Oklahoma............        environmental remediation equipment                  13          99,000
  Karmoy, Norway.....................      Barite and bentonite processing                         5          51,000
  Greystone, Nevada..................      Barite mine and processing                            268          50,000
  Battle Mountain, Nevada............      Barite processing                                      23          43,000
  Zelmou, Morocco....................      Barite mine                                         3,954          41,000
  Zavalla, Texas.....................      Drilling fluid chemical products                       33          36,000
                                           Separator units, mill units, parts, screens and
  Nivellas, Belgium..................        motors                                                5          32,000
  Airdrie, Canada....................      Solids control equipment                                4          27,000
  Amelia, Louisiana..................      Barite processing                                      26          25,000
  Spruce Grove, Canada...............      Drilling fluid processing                               3          24,000
  Salzweld, Germany..................      Drilling fluid processing                               2          23,000
  Berra, Italy.......................      Solids control equipment                                2          24,000
  Galveston, Texas...................      Barite processing                                       6          21,000
  Macon, Georgia.....................      Separator units and screens                             1          18,000
  Aberdeen, Scotland.................      Barite and bentonite processing                         2          12,000
  Foss/Aberfeldy, Scotland...........      Barite mine and processing                            102          10,000
  Mountain Springs, Nevada...........      Barite mine                                           900               -
  Westlake, Louisiana................      Barite processing                                       3               -

Smith Bits and Smith Services:
  Houston, Texas.....................      Tubulars, surface and downhole
                                             tools, remedial products, liner
                                             hangers, diamond drill bits,
                                             drilling and fishing jars and fishing tool
                                             equipment                                            82         618,000
  Ponca City, Oklahoma...............      Three-cone drill bits                                  15         207,000
  Aberdeen, Scotland.................      Downhole tools and remedial products                   10         132,000
  Saline di Volterra, Italy..........      Three-cone drill bits                                  11          92,000
  Aberdeen, Scotland.................      Downhole tools and remedial products                   10          91,000
  Nisku, Canada......................      Tubulars and drill collars                             10          42,000
                                           Diamond drill bits and synthetic diamond
  Scurelle, Italy....................        materials                                             4          31,000
  Provo, Utah........................      Synthetic diamond materials                             4          30,000

Wilson:
  Houston, Texas.....................      Pipe, valves and fittings                              11         198,000

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



         NAME, AGE AND POSITIONS                           PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
         -----------------------                           -------------------------------------------
Douglas L. Rock (54)................      Chairman of the Board; Chief Executive Officer, President and Chief Operating
   Chairman of the Board, Chief            Officer.
   Executive Officer, President
   and Chief Operating Officer

Loren K. Carroll (57)...............      President and Chief Executive Officer of M-I since March 1994; Executive Vice
   Executive Vice President of the         President since October 1992; Chief Financial Officer from October 1992 to
   Company; President and Chief            April 1997; member of the Board of Directors since November 1987.
   Executive Officer of M-I

Neal S. Sutton (55).................      Senior Vice President--Administration, General Counsel  and Secretary.
   Senior Vice President--
   Administration, General
   Counsel and Secretary

Margaret K. Dorman (37).............      Senior Vice President, Chief Financial Officer and Treasurer since June 1999; Vice
   Senior Vice President, Chief            President, Controller and Assistant Treasurer from February 1998 to May 1999;
   Financial Officer and Treasurer         Director of Financial Reporting and Planning from December 1995 to February
                                           1998.

Roger A. Brown (55).................      President, Smith Bits since July 1998; President, Smith Diamond Technology from
   President, Smith Bits                   April 1995 to July 1998.



John J. Kennedy (48)................      President and Chief Executive Officer, Wilson since June 1999; Senior Vice
   President and Chief Executive           President, Chief Financial Officer and Treasurer from April 1997 to May 1999;
   Officer, Wilson                         Vice President, Chief Accounting Officer and Treasurer from March 1994 to April
                                           1997.

Richard A. Werner (59)..............      President, Smith Services.
   President, Smith Services


Peter D. Nicholson (44).............      Vice President, Human Resources since February 1998; Director, Human Resources from
   Vice President, Human Resources         June 1997 to February 1998; International Human Resources Manager, Eastern
                                           Hemisphere from December 1995 to June 1997.


         NAME, AGE AND POSITIONS                           PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
         -----------------------                           -------------------------------------------
Earl M. Springer (50)...............      Vice President, Business Development since February 1998; Manager of Business
   Vice President, Business                 Development from July 1997 to February 1998; Manager of Technology Development
   Development                              from August 1994 to July 1997.

Brian E. Taylor (38)................      Vice President and Controller since September 1999; Various positions including
   Vice President and Controller            Controller for Camco International Inc., a division of Schlumberger Limited, from
                                            January 1998 to August 1999; Director of Central Financial Services for Drypers
                                            Corporation from October 1996 to December 1997; Arthur Andersen LLP, Audit Practice
                                            from December 1986 to September 1996.

Geri D. Wilde (50)..................      Vice President, Taxes since February 1998; Director of Taxes from April 1997 to
   Vice President, Taxes and                February 1998; Assistant Treasurer since April 1997; Manager of Taxes and Payroll
   Assistant Treasurer                      of M-I from December 1986 to April 1997.

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


                                                                                                     COMMON STOCK
                                                                                                     ------------
                                                                                               HIGH                LOW
                                                                                               ----                ---
         1999
           First Quarter................................................................    $  43 1/2          $ 23 9/16
           Second Quarter...............................................................       49 7/8             35 1/4
           Third Quarter................................................................      52 1/16            39 1/16
           Fourth Quarter...............................................................       50 1/8             31 5/8
         2000
           First Quarter................................................................    $  82 3/8         $       45
           Second Quarter...............................................................       88 1/2             65 1/4
           Third Quarter................................................................       87 1/8             65 7/8
           Fourth Quarter...............................................................       83 1/8             54 7/8


        On March 20, 2001, the Company had 2,403 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $74.50.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                       2000           1999(a)        1998(b)(c)         1997           1996
                                                       ----           ----           ----               ----           ----

                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $    2,761,014  $    1,806,153  $    2,118,715  $    2,167,952  $     1,651,906

Gross profit...................................         745,169         467,940         629,059         652,599          472,728

Income before interest and taxes...............         199,026         149,532         125,309         248,946          148,785

Net income.....................................          72,800          56,724          34,069         121,329           73,297

Earnings per share - diluted basis.............            1.45            1.15            0.70            2.52             1.53

BALANCE SHEET DATA:
Total assets...................................  $    2,295,287  $    1,894,575  $    1,758,988  $    1,672,499  $     1,287,262

Long-term debt.................................         374,716         346,647         368,823         371,579          260,443

Total shareholders' equity.....................         817,481         720,220         634,034         572,045          454,269

        In April 1998, the Company acquired Wilson Industries, Inc. in a transaction accounted for as a pooling-of-interests. Accordingly, the financial information gives effect to the acquisition for all periods presented. The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as business combinations and unusual items which may affect the comparability of the information shown above.

(a) In May 1999, the Company acquired the distribution operations of ConEmsco, Inc. in exchange for 548,527 shares of common stock and a note payable (the "ConEmsco Transaction"). In July 1999, the Company completed a transaction with Schlumberger Limited related to the combination of certain M-I and Dowell drilling fluid operations under a joint venture arrangement. Schlumberger contributed its non-U.S. drilling fluid operations and paid cash consideration of $280 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations (collectively, the "M-I Transaction"). The Company recognized a non-recurring gain of $81.4 million in connection with this transaction.
(b) In August 1998, the Company acquired the remaining 36 percent interest in M-I in exchange for a $265.0 million non-interest bearing note.
(c) In 1998, the Company recognized $82.5 million of charges related to restructuring efforts and costs associated with the acquisition and integration of Wilson Industries, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

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

        Management believes the long-term outlook for exploration and production activity is favorable based upon the expected growth in worldwide energy consumption. Higher commodity prices combined with historically low inventory levels have resulted in operators announcing increases of 20 percent, on average, for 2001 upstream capital spending programs. The majority of worldwide drilling activity is concentrated in North America, where natural gas drilling remains at record levels due to accelerating depletion rates and continued growth in demand from natural gas-fired electric power plants. Barring a global economic slowdown, which reduces consumption levels of oil and natural gas, industry fundamentals should be favorable for continued growth in drilling activity. From a geographic standpoint, increases in both North American and Non-North American spending, on a percentage basis, are expected to be similar in 2001.

        Management also believes the increasing complexity of drilling programs has resulted in a shift in exploration and production spending toward value-added, technology-based products, which reduce operators' overall drilling costs. The Company continues to focus on investing in the development of technology-based products that considerably improve the drilling process through increased efficiency and rates of penetration and reduced formation damage. Management believes the overall savings realized by the use of the Company's premium products, such as polycrystalline diamond drill bits, diamond-enhanced three-cone drill bits and synthetic drilling fluids, compensate for the higher costs of these products over their non-premium counterparts.

FORWARD-LOOKING STATEMENTS

        This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "expect," "anticipate," "estimate," "project," "believe," and similar terms. The statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, industry conditions, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary.

RESULTS OF OPERATIONS

Segment Discussion

        The Company markets its products and services throughout the world through four business units which are aggregated into two reportable segments. The Oilfield Products and Services segment consists of three business units:
M-I, Smith Bits and Smith Services. The Distribution segment includes the Wilson business unit. The revenue discussion below has been summarized by business unit in order to provide additional information in analyzing the Company's operations. Dollars presented below are in thousands.

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                            2000                       1999                      1998
                                                   -----------------------    ----------------------    -----------------------
                                                     AMOUNT      PERCENT        AMOUNT     PERCENT        AMOUNT      PERCENT
                                                     ------      -------        ------     -------        ------      -------
Segment Revenues:
  Business Unit:

  M-I...........................................   $  1,236,999     45     $      842,214     47     $    1,014,449      48
  Smith Bits....................................        328,192     12            240,109     13            308,263      15
  Smith Services...............................         289,935     10            227,216     13            323,456      15
                                                   ------------     --        -----------     --     --------------      --
  Oilfield Products and Services................      1,855,126     67          1,309,539     73          1,646,168      78
  Wilson........................................        905,888     33            496,614     27            472,547      22
                                                   ------------     --        -----------     --     --------------      --

    Total.....................................     $  2,761,014    100     $    1,806,153     100    $    2,118,715     100
                                                   ============    ===     ==============     ===    ==============     ===
Revenues by Area:

  United States...............................     $  1,349,812     49     $      834,783     46     $    1,017,016      48
  Export......................................          115,330      4             83,594      5            140,398       7
  Non-United States...........................        1,295,872     47            887,776     49            961,301      45
                                                   ------------     --     --------------     --     --------------      --

    Total.....................................     $  2,761,014    100     $    1,806,153     100    $    2,118,715     100
                                                   ============    ===     ==============     ===    ==============     ===

Segment Income Before Interest and Taxes:

  Oilfield Products and Services..............     $    188,017     10     $       70,630      5     $      209,621     13
  Distribution................................           16,655      2                178      -              3,184      1
  General Corporate...........................           (5,646)     *             (5,275)     *             (4,996)     *

  Non-Recurring Items.........................                -      *             83,999      *            (82,500)     *
                                                   ------------     --     ---- ---------     --     --------------      --

    Total.....................................     $    199,026      7     $      149,532      8     $      125,309      6
                                                   ============    ===     ==============     ===    ==============     ===

* not meaningful

 Oilfield Products and Services Segment

Revenues

        M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I's revenues increased $394.8 million, or 47 percent, from 1999 evidencing the higher level of worldwide drilling activity. Approximately two-thirds of the revenue improvement over 1999 was reported in the United States and Europe/Africa, which was favorably impacted by increased customer spending in the offshore markets. Offshore projects, which account for approximately one-half of M-I's total sales, generate higher revenues than land-based projects due to the complex nature of offshore drilling environments. The revenue increase also related to inclusion of a full year of the Dowell drilling fluid operations, which were acquired in connection with the formation of the drilling fluids joint venture in July 1999. Excluding the impact of acquisitions, revenues increased 41 percent over 1999 revenue levels. For the year ended December 31, 1999, M-I reported revenues of $842.2 million which was 17 percent below the 1998 amount. The revenue decline was attributable to a 24 percent reduction in average worldwide drilling activity; however, the decrease was partially offset by the addition of the Dowell drilling fluid operations. Excluding the impact of the acquired operations, M-I's 1999 revenues were 23 percent below the prior year amount with the majority of the decline reported in Latin America, the United States and Europe/Africa.

        Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. Smith Bits' 2000 revenues increased $88.1 million, or 37 percent, from 1999. On a combined basis, sales of three-cone and diamond bits grew 40 percent over the prior year levels, in excess of the 30 percent improvement in worldwide drilling activity, benefiting from increased market penetration and the impact of price increases implemented throughout the year. Revenue increases were reported in all geographic regions, with the majority of the growth concentrated in North America where demand for drill bits has been favorably impacted by higher natural gas and crude oil prices. For the year ended December 31, 1999, revenues approximated $240.1 million which was 22 percent below the 1998 amount. The significant reduction in worldwide drilling activity resulted in lower demand for petroleum three-cone bits and accounted for a substantial portion of the revenue decline.

        Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues increased $62.7 million, or 28 percent, over the amounts reported in 1999. Over three-quarters of the revenue improvement was experienced in the United States and resulted from increased drilling and remedial activity in the U.S. Gulf Coast area. On a product basis, increased sales of tubular goods and improved demand for directional drilling services accounted for the largest dollar and percentage increases period-to-period. The Company's directional drilling operations, which generated revenues of $14.6 million during 2000, were sold in January 2001. In 1999, Smith Services' revenues were $227.2 million, a 30 percent decline from the 1998 levels. Reduced demand for tubular goods and remedial products and services due to lower drilling and production activity accounted for the majority of the revenue decrease from 1998.

Income before Interest and Taxes

        Income before interest and taxes for the Oilfield Products and Services segment increased $117.4 million from 1999. For 2000, income before interest and taxes was ten percent of revenues versus five percent in the prior year period. The improvement in operating margins was equally split between increased gross profit margins and lower operating expenses as a percentage of revenues. The gross profit margins were impacted by higher sales and production volumes and, to a lesser extent, price increases implemented during the year. Reflecting the decline in worldwide exploration activity levels, income before interest and taxes in 1999 declined to five percent of revenues from 13 percent of revenues in 1998.

Distribution Segment

Revenues

        Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $409.3 million, or 82 percent, from 1999 due to a combination of internal growth and the impact of the ConEmsco and Texas Mill Supply acquisitions. Excluding the impact of operations acquired and divested, revenues grew 24 percent over the prior year period as the increase in U.S. exploration and production activity had a favorable impact on energy sector revenues. In 1999, Wilson reported revenues of $496.6 million, a five percent improvement over the prior year level. Incremental revenues generated by the operations acquired in the May 1999 ConEmsco Transaction accounted for the revenue increase over 1998. Lower base operation revenues in the United States, due to the decline in U.S. drilling activity from 1998 levels, and the divestiture of Wilson's Oil Country Tubular Goods ("OCTG") operations partially offset the increase. Excluding the impact of operations acquired and divested during 1999, Wilson's revenues were 22 percent below 1998 levels.

Interest before Interest and Taxes

        Wilson's income before interest and taxes increased $16.5 million from 1999. As a percentage of revenue, income before interest and taxes increased to two percent in 2000 from a breakeven level in 1999. Higher revenues and a favorable shift in product mix accounted for the majority of this favorable variance. As a result of the decline from 1998 in exploration and production levels, income before interest and taxes decreased $3.0 million in 1999.

        For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                          2000                        1999                     1998
                                                          ----                        ----                     ----

                                                    AMOUNT      PERCENT        AMOUNT       PERCENT      AMOUNT      PERCENT
                                                    ------      -------        ------       -------      ------      -------
Revenues...................................        $ 2,761,014    100          $1,806,153    100       $2,118,715     100
                                                   -----------    ---          ----------    ---       ----------     ---

Gross profit...............................            745,169     27             467,940     26          629,059      30

Operating expenses.........................            546,143     20             402,407     22          421,250      20


Non-recurring items........................                 --     --             (83,999)    (4)          82,500       4
                                                   -----------    ---          ----------     --        ---------      --
Income before interest and taxes...........            199,026      7             149,532      8          125,309       6
Interest expense, net......................             34,895      1              38,773      2           43,371       2
                                                   -----------    ---          ----------     --        ---------      --
Income before income taxes and minority
   interests...............................            164,131      6             110,759      6           81,938       4
Income tax provision.......................             54,998      2              47,865      3           26,279       1
                                                   -----------    ---          ----------     --        ---------      --
Income before minority interests...........            109,133      4              62,894      3           55,659       3
Minority interests.........................             36,333      1               6,170      -           21,590       1
                                                   -----------    ---          ----------     --        ---------      --

Net income.................................        $    72,800      3          $   56,724      3          $34,069       2
                                                   ===========    ===          ==========     ==        =========      ==

2000 versus 1999

        Total revenues for 2000 increased $954.8 million, or 53 percent, above the prior year as higher commodity prices contributed to a 30 percent increase in worldwide drilling activity. The year-over-year improvement was also attributable to incremental revenues from acquired distribution operations and, to a lesser extent, the impact of price increases implemented throughout the year. Excluding the effect of acquired and divested operations, revenues grew 35 percent above the prior year levels with improvement reported across all operating units and geographic areas. Approximately two-thirds of the base business growth was generated in North America, resulting from a 46 percent improvement in the average number of rigs drilling for oil and natural gas. Revenues in 2001 are projected to exceed $3.5 billion due to a combination of higher forecasted drilling activity levels and the effect of acquisitions completed in late-2000 and 2001.

        Gross profit increased $277.2 million, or 59 percent, from the 1999 fiscal year. Period-to-period, gross profit margins improved one percentage point reflecting the impact of higher sales volumes on fixed cost coverage, increased absorption in the Company's manufacturing operations and price increases implemented during the year. Gross profit margins increased in both the oilfield and the distribution segments; however, the higher proportion of distribution revenues, which traditionally generate lower profit margins than the oilfield businesses, impacted the overall percentage. The Company's gross profit in 2001 is expected to increase on a dollar and margin basis due to the impact of higher activity levels and improved pricing on consolidated gross margins, however, may not reach levels reported prior to 1999 due to the increasing proportion of distribution revenues.

        Operating expenses, consisting of selling, general and administrative expenses, increased $143.7 million from the amount reported in 1999. The majority of the increase in operating expenses results from incremental costs of the acquired operations and the impact of higher profitability levels, which resulted in increased profit sharing and incentive accruals. Increased operating expenses associated with higher volumes, primarily personnel additions and other variable costs, also contributed to the period-to-period increase. Operating expenses as a percentage of revenues declined two percentage points from the prior year reflecting higher fixed cost coverage related to the overall sales and administrative functions.

         Net interest expense, which represents interest expense less interest income, decreased $3.9 million from the prior year. In 1999, the Company utilized proceeds from the sale of an interest in M-I to repay outstanding indebtedness, resulting in the reported decline. The reduction was partially offset by increased borrowings in 2000 to finance acquisitions and general working capital needs, which increased as a result of the revenue growth experienced by the Company.

        The effective tax rate for 2000 approximated 34 percent, which was a decrease from the 43 percent effective rate reported in 1999 and lower than the U.S. statutory rate. The effective tax rate in 2000 is below the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The effective tax rate was below the prior year rate due primarily to the impact in 1999 of non-deductible costs associated with the sale of a minority ownership interest in M-I.

        Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests increased $30.2 million from the prior year due to the higher profitability level of the M-I operations and, to a lesser extent, the period of time the operations were owned jointly with a minority partner.

1999 Versus 1998

        Total revenues for 1999 decreased $312.6 million, or 15 percent, from the prior year as high crude oil inventory levels resulted in reduced drilling and completion activity levels in all geographic regions. The majority of the revenue decline from 1998 levels was reported in the United States and Latin America reflecting the decline in exploration and production activity. This revenue decrease was partially offset by incremental revenues from the ConEmsco Transaction and, to a lesser extent, increased sales associated with the acquired drilling fluid operations. On a product basis, reductions in tubular sales, due to the divestiture of Wilson's OCTG operations as well as the decline in activity, accounted for over one-third of the revenue variance between periods.

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

        Operating expenses, consisting of selling, general and administrative expenses, decreased $18.8 million from the prior fiscal year. Reductions in costs associated with lower volumes, including reduced headcount levels and other cost control measures implemented in response to activity level declines experienced in 1998, were partially offset by incremental costs associated with the acquired operations.

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

        Net interest expense, which represents interest expense less interest income, decreased $4.6 million from 1998. Proceeds from the M-I Transaction and, to a lesser extent, cash flow from operations were used to repay outstanding indebtedness, resulting in the interest expense reduction. Incremental interest expense associated with the August 1998 purchase of Halliburton Company's minority ownership interest in M-I partially offset the decrease.

        The effective tax rate for 1999 approximated 43 percent, which was an increase from the 32 percent effective rate reported in 1998 and higher than the U.S. statutory rate. The rate exceeded the statutory rate due primarily to the inclusion of non-deductible costs associated with the sale of a minority ownership interest in M-I and the sale of one of the Company's international mining operations. The variance from the 1998 effective rate reflects primarily higher M-I U.S. partnership earnings in 1998 for which the Company's minority interest partner was responsible for the respective portion of income taxes.

        Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests decreased $15.4 million from the prior year, primarily reflecting the lower profitability of the M-I operations.

LIQUIDITY AND CAPITAL RESOURCES

  General

        At December 31, 2000, cash and cash equivalents equaled $36.5 million. During 2000, the Company's operations generated $57.7 million of cash flows which is $11.0 million below the amount reported in 1999. The significant increase in revenues year-to-year required investments in working capital which, for the most part, were offset by the higher profitability level of the operations and the impact of prior year restructuring costs which did not recur. Cash flows required to fund the Company's capital expenditure and acquisition needs exceeded cash flows from operations, resulting in borrowings under new and existing credit facilities. Cash flows provided by financing activities totaled $178.2 million in 2000, with $138.6 million of such amount provided through borrowings under credit facilities.

        In 2000, the Company invested $77.9 million in property, plant and equipment net of cash proceeds arising from certain asset disposals. Projected net capital expenditures for 2001 are expected to increase to approximately $105.0 million due to the continued improvement in exploration and production activity. Capital spending in 2001 is expected to primarily consist of spending for routine additions of property and equipment used to support the Company's operations and maintenance of the Company's capital equipment base.

        The Company funded $123.8 million of business acquisitions during 2000, net of the minority partner's investment. Subsequent to December 31, 2000, the Company acquired substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation, a provider of pipe, valves and fittings to the refining, petrochemical and power generation industries, with borrowings under a negotiated short-term loan facility. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

        The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. The Company has various revolving line-of-credit facilities in and outside the United States for operating and financing needs. The Company had approximately $41.7 million of funds available under its long-term revolving line-of-credit facilities at December 31, 2000. Additionally, the Company had $77.7 million of non-U.S. borrowing facilities with various banks which had available borrowing capacity of $32.0 million at year-end.

        Subsequent to year-end, the Company completed a public offering of $250.0 million of 6.75 percent Senior Notes which mature in February 2011. The Company received net proceeds of $246.7 million from the offering, which was used to repay short-term borrowings and indebtedness under revolving credit agreements. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

        The Company has been named as a potentially responsible party in connection with two sites on the U.S. Environmental Protection Agency's National Priorities List. The Company has recorded liabilities for estimated future clean-up costs for these as well as other environmental sites. As more information becomes available, the Company may be required to provide for additional environmental clean-up costs. Management, however, believes that none of these obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations. See
Note 14, "Commitments and Contingencies" for further discussion of environmental liabilities.

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

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

        The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles, does not supercede any existing authoritative literature and was effective for the Company as of October 1, 2000. Management believes that its revenue recognition policies are consistent with those described in SAB No. 101. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which, as amended, was effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. SFAS No. 133 requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

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

        The Company's exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate swaps on a portion of its long-term borrowings. The fair value of interest rate swaps as of December 31, 2000 and 1999 was not material. At December 31, 2000, after considering the effect of interest rate swaps, 10 percent of the Company's long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company's future earnings or cash flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

        We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Houston, Texas
January 28, 2001

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                       2000                  1999                  1998
                                                                       ----                  ----                  ----

                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues..................................................            $2,761,014           $1,806,153           $2,118,715

Costs and expenses:
  Costs of revenues.......................................             2,015,845            1,338,213            1,489,656
  Selling expenses........................................               415,448              310,818              339,097
  General and administrative expenses.....................               119,579               82,886               75,353
  Goodwill amortization...................................                11,116                8,703                6,800
  Non-recurring items.....................................                    --              (83,999)              82,500
                                                                      ----------          -----------          -----------
     Total costs and expenses.............................             2,561,988            1,656,621            1,993,406
                                                                      ----------          -----------          -----------

Income before interest and taxes..........................               199,026              149,532              125,309

Interest expense..........................................                36,756               40,823               45,986
Interest income...........................................                (1,861)              (2,050)              (2,615)
                                                                      ----------          -----------          -----------

Income before income taxes and minority interests.........               164,131              110,759               81,938
Income tax provision......................................                54,998               47,865               26,279
                                                                      ----------          -----------          -----------

Income before minority interests..........................               109,133               62,894               55,659

Minority interests........................................                36,333                6,170               21,590
                                                                      ----------          -----------          -----------

Net income................................................            $   72,800          $    56,724          $    34,069
                                                                      ==========          ===========          ===========

Earnings per share:
  Basic...................................................            $     1.47               $ 1.17          $      0.71
                                                                      ==========          ===========          ===========
  Diluted.................................................            $     1.45               $ 1.15          $      0.70
                                                                      ==========          ===========          ===========

Weighted average shares outstanding:
  Basic...................................................                49,603               48,586               47,909
                                                                      ==========          ===========          ===========
  Diluted.................................................                50,302               49,190               48,341
                                                                      ==========          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                           2000                   1999
                                                                                           ----                   ----

                                                                                                 (IN THOUSANDS)

CURRENT ASSETS:
     Cash and cash equivalents................................................        $     36,544            $     24,127
     Receivables, less allowance for doubtful accounts of $10,211 and
      $9,636 in 2000 and 1999, respectively...................................             654,420                 474,114
     Inventories..............................................................             560,027                 497,414
     Deferred tax assets, net.................................................              29,462                  38,954
     Prepaid expenses and other...............................................              29,550                  20,171
                                                                                      ------------            ------------

       Total current assets...................................................           1,310,003               1,054,780
                                                                                      ------------            ------------

PROPERTY, PLANT AND EQUIPMENT:

     Land.....................................................................              24,683                  25,119
     Buildings................................................................              91,432                  87,024
     Machinery and equipment..................................................             401,624                 365,360
     Rental tools.............................................................             225,962                 219,118
                                                                                      ------------            ------------

                                                                                           743,701                 696,621

     Less - Accumulated depreciation..........................................             334,653                 315,539
                                                                                      ------------            ------------

     Net property, plant and equipment........................................             409,048                 381,082
                                                                                      ------------            ------------

  GOODWILL, net of accumulated amortization of $38,101 and $26,985
   in 2000 and 1999, respectively.............................................             453,947                 349,773

  OTHER ASSETS................................................................             122,289                 108,940
                                                                                      ------------            ------------

  TOTAL ASSETS................................................................        $  2,295,287            $  1,894,575
                                                                                      ============            ============

The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                       DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                              2000                        1999
                                                                                              ----                        ----

                                                                                        (IN THOUSANDS, EXCEPT PAR VALUE DATA)

CURRENT LIABILITIES:

  Short-term borrowings and current portion of long-term debt....................       $    165,951               $     50,784
  Accounts payable...............................................................            280,820                    218,551
  Accrued payroll costs..........................................................             62,934                     62,729
  Income taxes payable...........................................................             23,747                     17,468
  Other..........................................................................            109,352                    107,786
                                                                                        ------------               ------------

    Total current liabilities....................................................            642,804                    457,318
                                                                                        ------------               ------------

LONG-TERM DEBT...................................................................            374,716                    346,647

DEFERRED TAX LIABILITIES.........................................................             44,659                     37,098

OTHER LONG-TERM LIABILITIES......................................................             37,945                     15,037

MINORITY INTERESTS...............................................................            377,682                    318,255

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:

  Preferred stock, $1 par value; 5,000 shares authorized; no shares issued
    or outstanding in 2000 or 1999...............................................                 --                         --
  Common stock, $1 par value; 60,000 shares authorized; 50,419 shares
    issued in 2000 (49,586 in 1999)..............................................             50,419                     49,586
  Additional paid-in capital.....................................................            382,248                    351,397
  Retained earnings..............................................................            410,309                    337,509
  Cumulative translation adjustments.............................................            (17,793)                   (10,570)
  Less - treasury securities, at cost; 656 common shares in 2000 and 1999........             (7,702)                    (7,702)
                                                                                       -------------              -------------

    Total shareholders' equity...................................................            817,481                    720,220
                                                                                       -------------              -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................         $2,295,287                 $1,894,575
                                                                                       =============              =============

The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      COMMON STOCK
                                               ----------------------------     ADDITIONAL                    CUMMULATIVE
                                                  NUMBER                          PAID-IN       RETAINED      TRANSLATION
                                                 OF SHARES       AMOUNT           CAPITAL       EARNINGS      ADJUSTMENTS
                                               --------------  ------------    ------------- --------------  --------------
Balance, December 31, 1997 ..................     48,215,599      $ 48,216        $ 296,222      $ 246,809       $ (11,500)
Comprehensive income:
   Net income ...............................             --            --               --         34,069              --
   Currency translation adjustments .........             --            --               --             --             602
                                               --------------  ------------    ------------- --------------  --------------
Comprehensive income ........................             --            --               --         34,069             602
                                               --------------  ------------    ------------- --------------  --------------
Shares issued in connection with business
   combination ..............................        542,198           542           25,958             --              --
Exercise of stock options and stock grants ..         35,186            35              876             --              --
Cash dividends to Wilson shareholders .......             --            --               --            (93)             --
                                               --------------  ------------    ------------- --------------  --------------
Balance, December 31, 1998 ..................     48,792,983        48,793          323,056        280,785         (10,898)
Comprehensive income:
   Net income ...............................             --            --               --         56,724              --
   Currency translation adjustments .........             --            --               --             --             328
                                               --------------  ------------    ------------- --------------  --------------
Comprehensive income ........................             --            --               --         56,724             328
                                               --------------  ------------    ------------- --------------  --------------
Shares issued in connection with business
   combination ..............................        548,527           549           23,176             --              --
Exercise of stock options and stock grants ..        244,401           244            5,165             --              --
                                               --------------  ------------    ------------- --------------  --------------
Balance, December 31, 1999 ..................     49,585,911        49,586          351,397        337,509         (10,570)
Comprehensive income:
   Net income ...............................             --            --               --         72,800              --
   Currency translation adjustments .........             --            --               --             --          (7,223)
                                               --------------  ------------    ------------- --------------  --------------
Comprehensive income ........................             --            --               --         72,800          (7,223)
                                               --------------  ------------    ------------- --------------  --------------
Exercise of stock options and stock grants ..        833,019           833           30,851             --              --
                                               --------------  ------------    ------------- --------------  --------------
Balance, December 31, 2000 ..................     50,418,930      $ 50,419        $ 382,248      $ 410,309       $ (17,793)
                                               ==============  ============    ============= ==============  ==============


                                                    TREASURY SECURITIES
                                               ------------------------------
                                                      COMMON STOCK
                                               ----------------------------          TOTAL
                                                 NUMBER OF                      SHAREHOLDERS'
                                                  SHARES          AMOUNT            EQUITY
                                               --------------  ------------    -----------------
Balance, December 31, 1997 ..................       (655,854)     $ (7,702)           $ 572,045
Comprehensive income:
   Net income ...............................             --            --               34,069
   Currency translation adjustments .........             --            --                  602
                                               --------------  ------------    -----------------
Comprehensive income ........................             --            --               34,671
                                               --------------  ------------    -----------------
Shares issued in connection with business
   combination ..............................             --            --               26,500
Exercise of stock options and stock grants ..             --            --                  911
Cash dividends to Wilson shareholders .......             --            --                  (93)
                                               --------------  ------------    -----------------
Balance, December 31, 1998 ..................       (655,854)       (7,702)             634,034
Comprehensive income:
   Net income ...............................             --            --               56,724
   Currency translation adjustments .........             --            --                  328
                                               --------------  ------------    -----------------
Comprehensive income ........................             --            --               57,052
                                               --------------  ------------    -----------------
Shares issued in connection with business
   combination ..............................             --            --               23,725
Exercise of stock options and stock grants ..             --            --                5,409
                                               --------------  ------------    -----------------
Balance, December 31, 1999 ..................       (655,854)       (7,702)             720,220
Comprehensive income:
   Net income ...............................             --            --               72,800
   Currency translation adjustments .........             --            --               (7,223)
                                               --------------  ------------    -----------------
Comprehensive income ........................             --            --               65,577
                                               --------------  ------------    -----------------
Exercise of stock options and stock grants ..             --            --               31,684
                                               --------------  ------------    -----------------
Balance, December 31, 2000 ..................       (655,854)     $ (7,702)           $ 817,481
                                               ==============  ============    =================

   The accompanying notes are in integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                     2000             1999              1998
                                                                                     ----             ----              ----

                                                                                                  (IN THOUSANDS)

Cash flows from operating activities:
  Net income..................................................................     $.72,800           $ 56,724          $ 34,069
  Adjustments to reconcile net income to net cash
    provided by operating activities, excluding the
    net effects of purchase acquisitions:
      Depreciation and amortization...........................................       80,688             76,037            70,316
      Minority interests......................................................       36,333              6,170            21,590
      Non-recurring items, net of tax.........................................           --            (45,233)           65,777
      Provision for losses on receivables.....................................        3,277              2,029             3,016
      Increase (decrease) in LIFO inventory reserves..........................        1,339              1,571            (1,013)
      Gain on disposal of property, plant and equipment.......................       (5,755)            (7,052)           (9,380)
      Foreign currency translation losses.....................................          487                879             1,207
  Changes in operating assets and liabilities:
    Receivables...............................................................     (156,792)           (12,915)           82,576
    Inventories...............................................................      (38,345)            48,777            (9,513)
    Accounts payable..........................................................       31,943             19,695           (62,324)
    Accrued merger and restructuring costs....................................           --            (33,337)          (35,396)
    Other current assets and liabilities......................................       38,739            (37,611)          (21,741)
    Other non-current assets and liabilities..................................       (6,994)            (7,025)          (15,129)
                                                                                 ----------        -----------         ---------
        Net cash provided by operating activities.............................       57,720             68,709           124,055
                                                                                 ----------        -----------         ---------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired.............................     (145,371)          (305,297)          (34,685)
  Proceeds from M-I Transaction...............................................           --            314,652                --
  Proceeds from disposal of operations........................................           --             44,218                --
  Purchases of property, plant and equipment..................................      (94,581)           (57,174)         (119,204)
  Proceeds from disposal of property, plant and equipment.....................       16,705             18,322            16,443
                                                                                 ----------        -----------         ---------
        Net cash provided by (used in) investing activities...................     (223,247)            14,721          (137,446)
                                                                                 ----------        -----------         ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt....................................      128,195             76,485            25,843
  Principal payments of long-term debt........................................      (33,918)          (125,678)          (29,380)
  Net change in short-term borrowings.........................................       44,290            (34,719)           (1,044)
  Proceeds from exercise of stock options.....................................       18,059              2,975               548
  Contributions from (distribution to) minority interest partners.............       21,600             (1,440)            2,712
  Cash dividends to Wilson shareholders.......................................           --                 --               (93)
                                                                                 ----------        -----------         ---------
        Net cash provided by (used in) financing activities...................      178,226            (82,377)           (1,414)
                                                                                 ----------        -----------         ---------
Effect of exchange rate on cash...............................................         (282)               357               413
                                                                                 ----------        -----------         ---------
Increase (decrease) in cash and cash equivalents..............................       12,417              1,410           (14,392)
Cash and cash equivalents at beginning of year................................       24,127             22,717            37,109
                                                                                 ----------        -----------            ------
Cash and cash equivalents at end of year......................................   $   36,544           $ 24,127         $  22,717
                                                                                 ==========        ===========         =========

The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL DOLLAR AMOUNTS ARE EXPRESSED IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        Smith International, Inc. (the "Company") provides premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries. Investments in affiliates in which ownership interest ranges from 20 to 50 percent, and the Company exercises significant influence over operating and financial policies, are accounted for on the equity method. All other investments are carried at cost, which does not exceed the estimated net realizable value of such investments. All significant intercompany accounts and transactions have been eliminated.

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

        Management reviews fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated future cash flows associated with the asset will be compared to the asset's carrying amount to determine if an impairment exists.

  Valuation of Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the first-in, first-out ("FIFO") or average cost methods. Inventory costs consist of materials, labor and factory overhead.

  Goodwill

        Goodwill, which represents the excess of costs over the fair value of net assets acquired, is amortized on a straight-line basis over 20 to 40 years. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If an evaluation is required, the estimated future cash flows associated with the net assets acquired will be compared to the carrying amount to determine if an impairment exists. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of goodwill.

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

  Minority Interests

        The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of the M-I profits associated with the minority partners' interests in those operations. To a lesser extent, minority interests include the portion of CE Franklin Ltd. earnings applicable to the minority shareholders.

                            SMITH INTERNATIONAL, INC.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to current year presentation.

  Recent Accounting Pronouncements

        The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles, does not supercede any existing authoritative literature and was effective for the Company as of October 1, 2000. Management believes that its revenue recognition policies are consistent with those described in SAB No. 101. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

        The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, was effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded and measured at its fair value. SFAS No. 133 requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

2.  BUSINESS COMBINATIONS

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

  Acquisition of Minority Interest in M-I

        On August 31, 1998, the Company acquired the remaining 36 percent interest in M-I previously held by Halliburton Company ("Halliburton"). The Company issued a $265.0 million promissory note, which matured and was repaid on April 28, 1999, to Halliburton in exchange for its minority ownership interest.

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

                            SMITH INTERNATIONAL, INC.

  Acquisition of Texas Mill Supply and Manufacturing, Inc.

        On January 15, 2000, the Company acquired all of the outstanding shares of Texas Mill Supply and Manufacturing, Inc. ("Texas Mill"), in exchange for cash consideration of $30.0 million. Texas Mill is a Houston, Texas based-provider of industrial mill and safety products and management services primarily to the refining, power generation and petrochemical markets.

Acquisition of Drilling Fluids and Solids-Control Operations of Bolland & Cia. S.A.

        On November 30, 2000, M-I acquired the drilling fluids and solids-control assets of Bolland & Cia. S.A. for cash consideration of $25.5 million. Bolland & Cia. S.A. is a privately-held company based in Buenos Aires, Argentina. During 1999, the acquired operations generated revenues of approximately $25.0 million.

  Acquisition of Sweco

        On December 15, 2000, M-I acquired the Sweco Division of Emerson ("Sweco") for cash consideration of $75.0 million. Sweco manufactures, markets and services specialty separation equipment for oilfield applications and a broad range of industrial markets. The minority partner contributed $21.6 million in cash to the joint venture in connection with the transaction. During 1999, Sweco reported revenues of approximately $55.0 million.

  Other Acquisitions

        In 2000, the Company completed the purchase of three other operations. These operations were acquired in exchange for cash of $14.9 million which was financed with borrowings against available lines of credit. Additionally, several other acquisitions were completed in 1999 and 1998 in exchange for consideration of $8.8 million and $20.5 million, respectively. These acquisitions have generally been financed with cash, new term loans or borrowings against available lines of credit.

        The above acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective acquisition dates. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $111.9 million in 2000 and $68.6 million in 1999, which has been recorded as goodwill.

        The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

        The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's current and prior year acquisitions detailed above had occurred on January 1, 1999 (in thousands, except per share amounts):

                                                                                    2000                      1999
                                                                                    ----                      ----

Revenues................................................................        $ 2,854,004                $ 2,271,579
Net income..............................................................             74,463                      2,067
Earnings per share:
      Basic.............................................................        $      1.50                $      0.04
      Diluted...........................................................               1.48                       0.04

        As discussed in Note 3, the Company recognized an after-tax, non-recurring gain of $45.0 million, or $0.91 per diluted share, in connection with the M-I Transaction in 1999 which is excluded from the unaudited pro forma supplemental information. The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

                            SMITH INTERNATIONAL, INC.

        The following schedule summarizes investing activities related to current year acquisitions included in the Consolidated Statements of Cash Flows:

           Fair value of assets, net of cash acquired...............................             $91,167
           Goodwill recorded........................................................             111,892
           Total liabilities assumed................................................             (57,688)
                                                                                                --------
           Cash paid for acquisition of businesses, net of cash acquired............            $145,371
                                                                                                ========

  Acquisition of Wilson Industries, Inc.

        On April 30, 1998, the Company merged with Wilson Industries, Inc. ("Wilson"), a Houston, Texas based provider of products and services to the worldwide petroleum and petrochemical industries. In connection with the merger, the Company issued a total of 7.9 million of its shares in exchange for all of the outstanding shares of common stock of Wilson. The transaction has been accounted for as a pooling-of-interests.

         The separate Smith and Wilson revenue and net income amounts included in the 1998 Consolidated Statements of Operations for the four-month period prior to the merger are summarized below:


                                      Revenues        Net Income
                                   -----------        ----------
             Smith...........      $ 1,913,438        $   28,414
             Wilson..........          205,277             5,655
                                   -----------        ----------
             Combined........      $ 2,118,715        $   34,069
                                   ===========        ==========

3. NON-RECURRING ITEMS

        During 1999, the Company recognized a non-recurring gain of $81.4 million, or $45.0 million on an after-tax basis, associated with the M-I Transaction in accordance with the provisions of Staff Accounting Bulletin No.
51. The non-recurring gain is presented net of transaction-related charges of $25.4 million, including resulting profit-sharing and incentive requirements, assessed fines, professional fees and other related costs. The Company also recorded a non-recurring net gain of $2.6 million ($0.2 million after-tax) associated with disposal of an industrial bentonite mining operation which was partially offset by unrelated charges to write-off certain assets and settle a customer receivable.

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

        In order to reduce costs and improve productivity, the Company initiated various restructuring efforts to streamline the organizational structure, consolidate manufacturing operations and exit certain product line offerings. These actions resulted in the recognition of $52.5 million of restructuring charges as reflected below. The restructuring efforts included the termination of approximately 2,100 individuals across all business operations and job functions, including manufacturing, sales and administrative positions. Although certain of the employee reductions related to the combination of two separate business units and the elimination of duplicate cost structures, the majority of the reductions were in response to the activity-level declines associated with the industry downturn. The restructuring charge also included amounts to close manufacturing facilities and exit certain business operations. These amounts included costs related to the closure and relocation of one of the Company's European manufacturing operations along with the exit costs for a manufacturing operation and certain product line offerings which were discontinued due to economic considerations in Latin America. The remainder of the restructuring charge related to asset write-offs necessitated by the prevailing economic environment, including non-recoverable assets recorded in Indonesia and certain assets located in the United States which had no future value. The restructuring efforts were substantially completed by the first quarter of 1999.

                            SMITH INTERNATIONAL, INC.

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

         The significant components of the charges recorded during 1998 are included below:

           Employee terminations and related costs                                   $23,719
           Facility closure costs and exit costs for certain business operations      15,500
           Write-off of certain assets and other miscellaneous costs                  13,281
                Total restructuring costs                                           --------
                                                                                      52,500
           Merger costs related to the Wilson transaction                             30,000
                                                                                    --------
               Total merger and restructuring costs                                   82,500
           Write-down of certain inventories                                          14,900
                                                                                    --------
                                                                                    $ 97,400
                                                                                    ========


        All expenditures for this provision, which was used as intended, were made as of December 31, 1999.

4.  EARNINGS PER COMMON SHARE

        Basic and diluted earnings per share ("EPS") are presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. For purposes of the EPS computation, the 7.9 million shares issued in connection with the Wilson transaction have been treated as if they had been issued and outstanding for all of 1998.

        The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):



                                                         2000             1999             1998
                                                         ----             ----             -----
        BASIC EPS:
        Net income................................     $72,800           $56,724          $34,069
                                                       =======           =======          =======

        Weighted average number of common
          shares outstanding......................      49,603            48,586           47,909
                                                        ------           -------          -------

        Basic EPS.................................      $ 1.47           $  1.17          $  0.71
                                                        ======           =======          =======


        DILUTED EPS:

        Net income................................     $72,800           $56,724          $34,069
                                                       =======           =======          =======

        Weighted average number of common
          shares outstanding......................      49,603            48,586           47,909
        Dilutive effect of stock options..........         699               604              432
                                                      --------          --------          -------
                                                        50,302            49,190           48,341
                                                      --------          --------          -------

        Diluted EPS...............................    $   1.45          $   1.15          $  0.70
                                                      ========          ========          =======

                            SMITH INTERNATIONAL, INC.

5.  INVENTORIES

         Inventories consist of the following at December 31:

                                                              2000         1999
                                                         ---------    ---------
Raw materials...........................................   $46,923      $41,508
Work-in-process.........................................    57,167       43,498
Products purchased for resale...........................   139,591      118,786
Finished goods..........................................   341,117      317,054
                                                         ---------    ---------
                                                           584,798      520,846
Reserves to state certain U.S. inventories
 ($273,811 and $227,622 in 2000 and 1999, respectively)
 on a LIFO basis                                           (24,771)     (23,432)
                                                         ---------    ---------
                                                          $560,027     $497,414
                                                         =========    =========

                            SMITH INTERNATIONAL, INC.

6. DEBT

         The following summarizes the Company's outstanding debt at December 31:

                                                                                          2000             1999
                                                                                          ----             ----
     CURRENT:
       Short-term borrowings..................................................         $  75,394       $  28,317
       Current portion of long-term debt......................................            90,557          22,467
                                                                                       ---------       ----------
         Short-term borrowings and current portion of long-term debt..........         $ 165,951       $  50,784
                                                                                       =========       =========

     LONG-TERM:
       Notes:
       7% Senior Notes maturing September 2007 with an effective interest rate of 7.07%.  Interest payable semi-annually (presented net of unamortized discount of $693 and $797 in 2000 and 1999,
       respectively)..........................................................         $ 149,307       $ 149,203

       Notes payable to insurance companies maturing between 2001 and 2006.
       Interest payable semi-annually at rates ranging from 7.24% to 9.83%....            60,222          70,444

       7.7% Senior Secured Notes maturing July 2007. Principal due in equal annual installments of $7.1 million beginning July 2001. Interest payable
       semi-annually..........................................................            50,000          50,000

       Bank revolvers payable:
       $120.0 million revolving note expiring December 2002. Interest payable quarterly at base rate (9.50% at December 31, 2000) or adjusted
       Eurodollar interbank rate, as defined (6.93% at December
       31, 2000) and described below..........................................           103,300          30,300

       M-I $80.0 million revolving note expiring December 2002. Interest payable quarterly at base rate (9.50% at December 31, 2000) or adjusted
       Eurodollar interbank rate, as defined (6.93%
       at December 31, 2000) and described below..............................            55,000          11,900

       CE Franklin Ltd. Canadian dollar secured revolving facilities.
       Interest payable monthly at prime rate (7.50% at December 31, 2000)....            32,086          25,289

       Term loans and other...................................................            15,358          31,978
                                                                                       ---------       ---------
                                                                                         465,273         369,114
       Less current portion of long-term debt.................................           (90,557)        (22,467)
                                                                                      ---------        ---------
         Long-term debt.......................................................         $ 374,716       $ 346,647
                                                                                       =========       =========

         Principal payments of long-term debt for years subsequent to 2001 are as follows:

       2002.................................................................           $176,362
       2003.................................................................             10,476
       2004.................................................................             10,476
       2005.................................................................             10,476
       Thereafter...........................................................            166,926
                                                                                       --------
                                                                                       $374,716
                                                                                       ========

                            SMITH INTERNATIONAL, INC.

        The Company's short-term borrowings consist of amounts outstanding under lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured line-of-credit facilities with banks aggregating $77.7 million. At December 31, 2000, $32.0 million of additional borrowing capacity was available under these facilities. At December 31, 2000, the Company had $35.0 million of borrowings outstanding under a note payable to a bank. These borrowings had a weighted average interest rate of 11 percent at both December 31,2000 and 1999.

        At December 31, 2000, the Company had $200 million of unsecured revolving credit agreements in addition to the facilities discussed above. These agreements provide for the election of interest at a base rate or a Eurodollar rate of LIBOR plus 30 basis points and require the payment of a quarterly commitment fee of one-tenth of one percent of the unutilized credit facility. The interest and commitment fee percentages are determined based upon the senior debt rating of the Company, as defined. As of December 31, 2000, the borrowing capacity under these lines of credit approximated $41.7 million.

        In connection with a 1997 public debt offering, the Company issued $150 million of unsecured 7 percent Senior Notes. The notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.

        The Company was in compliance with its loan covenants under the various loan indentures at December 31, 2000. The indentures relating to its long-term debt contain certain covenants restricting the payment of cash dividends to the Company's common shareholders based on net income and operating cash flow formulas, as defined. The Company has not paid dividends on its common stock since the first quarter of 1986.

        Interest paid during the years ended December 31, 2000, 1999 and 1998, amounted to $35.4 million, $34.0 million and $40.8 million, respectively.

7.  FINANCIAL INSTRUMENTS

  Interest Rate Contracts

        From time to time, the Company enters into interest rate swaps with the intent of managing its exposure to interest rate risk. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating rates, for defined time periods.

        At December 31, 2000 and 1999, the Company had notional principal amounts of interest rate swaps on outstanding debt of $78.6 million and $54.1 million, respectively. These agreements, which are hedges against certain obligations, terminate between March 2001and October 2001. Gains and losses from interest rate swaps are recognized currently in the Consolidated Statements of Operations.

        In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be collected.

  Foreign Currency Contracts and Options

        From time to time, the Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and currency commitments. The terms of these contracts generally do not exceed one year. Market value gains and losses are recognized currently, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. Gains or losses on contracts are deferred if the transaction qualifies as a hedge. At December 31, 2000 and 1999, foreign exchange contracts outstanding totaled $42.9 million and $52.3 million, respectively.

        The Company has purchased foreign exchange option contracts, with terms which generally did not exceed one year, to hedge certain operating exposures. Premiums paid under these contracts were expensed over the life of the option contract. Gains arising on these options are recognized at the time the options were exercised. The Company had $6.7 million of foreign exchange option contracts outstanding at December 31, 1999.

                            SMITH INTERNATIONAL, INC.

  Fair Value

                                                                          2000                           1999
                                                                ------------------------    ---------------------------
                                                                  Recorded       Fair           Recorded        Fair
                                                                    Value        Value           Value          Value
                                                                ------------------------    ------------- --------------
  Long-term debt............................................       $465,273    $465,351         $369,114     $369,670
  Interest rate swaps.......................................             --         496               --         (21)

        The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables, short-term debt and foreign currency contracts, approximates the carrying value due to the short-term nature of these instruments.

8.  INCOME TAXES

        The geographical sources of income before income taxes and minority interests for the three years ended December 31, 2000 were as follows:

                                                                      2000              1999             1998
                                                                      ----             -----             ----

   Income before income taxes and minority interests:
     United States............................................      $ 74,681         $ 70,463          $19,919
     Non-United States........................................        89,450           40,296           62,019
                                                                    --------         --------          -------
     Total....................................................      $164,131         $110,759          $81,938
                                                                    ========         ========          =======


         The income tax provision is summarized as follows:

                                                                       2000             1999              1998
                                                                       ----             -----             ----
     Current:
       United States..........................................         $12,111          $16,266           $ 9,117
       Non-United States......................................          23,138            9,723            27,955
       State..................................................             146            1,675             2,706
                                                                      --------         --------           -------
                                                                        35,395           27,664            39,778
                                                                      --------         --------           -------
     Deferred:
       United States.........................................           11,601           18,015           (10,301)
       Non-United States......................................           8,002            2,186            (3,198)
                                                                      --------         --------           -------
                                                                        19,603           20,201           (13,499)
                                                                      --------         --------           -------
     Income tax provision.....................................        $ 54,998          $47,865           $26,279
                                                                      ========         ========           =======

        Deferred taxes are principally attributable to timing differences related to depreciation expense, restructuring reserves, inventories and net operating loss and tax credit carryforwards. The Company reported the tax benefit of operating loss carryforwards utilized in 1998 as a reduction in the provision for income taxes in accordance with SFAS No. 109.

                           SMITH INTERNATIONAL, INC.

         The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. federal statutory tax rate as follows:

                                                                                  2000              1999          1998
                                                                                  ----              ----          ----
   U.S. federal statutory tax rate...............................                 35.0%             35.0%          35.0%
   Utilization of U.S. net operating
     loss and tax credit carryforwards...........................                   --                --           (5.6)
   Minority partner's share of U.S. partnership earnings.........                 (4.3)             (1.6)          (6.9)
   Non-deductible expenses.......................................                  3.9               5.0            9.0
   Benefit of foreign sales corporation..........................                 (0.6)             (0.6)          (3.9)
   State taxes, net..............................................                  0.1               1.5            3.3
   Non-U.S. tax provisions which vary from the
     U.S. rate/non-U.S. losses with no
     tax benefit realized........................................                 (0.6)              4.2            2.5
   Other items, net..............................................                   --              (0.3)          (1.3)
                                                                                  ----              ----           ----
   Effective tax rate............................................                 33.5%             43.2%          32.1%
                                                                                  ====              ====           ====

         The components of deferred taxes at December 31 are as follows:

                                                                                   2000             1999
                                                                                   ----             ----
Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation):
    United States................................................              $(35,883)         $(32,964)
    Non-United States............................................               (21,036)          (18,208)
                                                                                --------         ---------
  Total deferred tax liabilities.................................               (56,919)          (51,172)
                                                                                --------         ---------

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
    United States................................................                 3,952            10,813
    Non-United States............................................                33,090            36,624

Other deferred tax assets (principally accrued liabilities not deductible until paid):
    United States................................................                44,879            48,061
    Non-United States............................................                 4,396             5,317
                                                                               --------         ---------
      Subtotal...................................................                86,317           100,815

Valuation allowance..............................................               (32,250)          (33,646)
                                                                               ---------         ---------

  Total deferred tax assets......................................                54,067            67,169
                                                                               --------          --------

     Net deferred tax (liabilities) assets.......................              $ (2,852)          $15,997
                                                                               ========           =======

Balance sheet presentation:

  Deferred tax assets, net.......................................               $29,462           $38,954
  Other assets...................................................                12,345            16,174
  Other current liabilities......................................                    --            (2,033)
  Deferred tax liabilities.......................................               (44,659)          (37,098)
                                                                                --------          -------
     Net deferred tax (liabilities) assets.......................               $(2,852)          $15,997
                                                                                ========          =======

                            SMITH INTERNATIONAL, INC.

        At December 31, 2000, various tax credits and net operating loss carryforwards totaling $4.0 million are available to reduce future U.S. income taxes. Total foreign operating loss carryforwards at December 31, 2000, are approximately $33.1 million, of which $26.6 million have been offset by recording a valuation reserve. These losses are available to reduce the future tax liabilities of their respective foreign entities. Approximately $8.3 million of these losses will carryforward indefinitely, while the remaining losses expire at various dates.

        Income taxes paid during the years ended December 31, 2000, 1999 and 1998, amounted to $23.0 million, $33.7 million and $40.7 million, respectively.

        The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $37.7 million at December 31, 2000, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

9.  STOCKHOLDERS' RIGHTS PLAN

        On June 8, 2000, the Company adopted a Stockholder Rights Plan (the "Rights Plan") to replace a similar plan which expired on June 19, 2000. As part of the Rights Plan, the Company's Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each share of the Company's common stock outstanding on June 20, 2000. The Board also authorized the issuance of one such Right for each share of the Company's common stock issued after June 20, 2000 until the occurrence of certain events.

        Each Right entitles the holder thereof (except an Acquiring Person) to purchase, at an exercise price of $350, shares of the Company's common stock having a market value of twice the Rights exercise price subject to adjustment. The Rights are exercisable upon the occurrence of certain events related to a person acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company's common stock. The acquiring person will not be entitled to exercise these Rights. In addition, if the Company is involved in a merger or other business combination transaction, or sells 50 percent or more of its assets or earning power to another entity, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other entity having a value of twice the Right's exercise price.

        The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per Right until the occurrence of certain events. The Rights currently trade with the Company's common stock, have no voting or dividend rights and expire on June 8, 2010.

10.  EMPLOYEE STOCK OPTIONS

        As of December 31, 2000, the Company had outstanding stock options granted under the 1989 Long-Term Incentive Compensation Plan ("1989 Plan"). Options are generally granted at the fair market value on the date of grant with matters such as vesting periods and expiration of options determined on a grant-by-grant basis. The options, exercisable at various dates through December 2010, are conditioned upon continued employment.

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

                            SMITH INTERNATIONAL, INC.

        The Company continues to apply APB Opinion 25 and related interpretations in accounting for the 1989 Plan and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

                                                                    2000                     1999                    1998
                                                                    ----                     ----                    ----
         Net income                 As reported                  $72,800                  $56,724                 $34,069
                                    Pro forma                     68,457                   53,575                  31,517

         Earnings per share         As reported:
                                        Basic                     $ 1.47                   $ 1.17                  $ 0.71
                                        Diluted                     1.45                     1.15                    0.70

                                    Pro forma:
                                        Basic                     $ 1.38                   $ 1.10                  $ 0.66
                                        Diluted                     1.36                     1.09                    0.65

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which resulted in a weighted average fair value of $30.66, $15.08 and $10.87 for grants made during the years ended December 31, 2000, 1999 and 1998, respectively. The following assumptions were used for option grants in 2000, 1999 and 1998, respectively; dividend yield of 0.0 percent, 1.7 percent and 1.7 percent; expected volatility of 43.0 percent, 34.0 percent and 39.0 percent; risk-free interest rates of 5.4 percent,
6.8 percent and 5.3 percent and an expected life of six years. The compensation expense included in the above pro forma net income may not be indicative of amounts to be included in future periods as the fair value of options granted prior to adopting SFAS No. 123 was not determined.

        A summary of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during those years is presented below:

                                                                                     Weighted Average
                                                                  Shares                 Exercise
                                                               Under Option                Price
                                                           ----------------------  ----------------------
Outstanding at December 31, 1997.....................            1,369,162                $ 29.79

Options granted......................................              876,000                  23.56
Options forfeited....................................               (9,220)                 51.03
Options exercised....................................              (33,186)                 14.05
                                                                 ----------               -------

Outstanding at December 31, 1998.....................            2,202,756                  27.47

Options granted......................................              546,110                  39.19
Options forfeited....................................              (22,175)                 32.65
Options exercised....................................             (237,401)                 13.05
                                                                 ---------                ------

Outstanding at December 31, 1999.....................            2,489,290                  31.37

Options granted......................................              531,910                  61.36
Options forfeited....................................              (36,490)                 43.95
Options exercised....................................             (833,019)                 21.18
                                                                 ---------                -------

Outstanding at December 31, 2000.....................            2,151,691                $ 42.62
                                                                 =========                =======

                            SMITH INTERNATIONAL, INC.

        The number of outstanding fixed stock options exercisable at December 31, 1999 and 1998 was 1,100,841 and 942,994, respectively. These options had a weighted average exercise price of $26.84 and $20.74 at December 31, 1999 and 1998, respectively. The following summarizes information about fixed stock options outstanding at December 31, 2000:

                                     Options Outstanding                        Options Exercisable
                      -------------------------------------------------   -----------------------------
                                          Weighted          Weighted                        Weighted
                                          Average           Average                         Average
    Range of              Number          Remaining         Exercise         Number         Exercise
 Exercise Prices       Outstanding     Contractual Life      Price         Exercisable        Price
--------------------  ------------   -------------------  -------------   --------------  -------------
$ 8.38 - $10.31              7,287          2.8                  $8.86            7,287         $ 8.86
$13.13 - $17.88             47,335          4.4                  15.33           47,335          15.33
$23.56 - $41.13          1,330,399          8.1                  31.62          594,615          30.94
$55.63 - $69.06            766,670          9.0                  63.72          176,070          69.06
                         ---------          ---                 ------          -------        -------
                         2,151,691          8.3                 $42.62          825,307        $ 37.98
                         =========          ===                 ======          =======        =======

        At December 31, 2000, there were 608,724 shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional stock appreciation rights.

11.  EMPLOYEE BENEFITS

Pension Plans

        The Company has pension plans in the United States and the United Kingdom ("U.K."). In 1987, Smith and Wilson amended their defined benefit plans to freeze all future benefit accruals and prohibit the addition of any new participants. At that time, the plans covered substantially all full-time U.S. employees of the respective companies. Due to the freezing of the plans, no material contributions were made to the plans for any period presented. Although M-I sponsors certain defined benefit plans, most of the M-I employees are not covered by a pension plan. During 1997, a decision was made to terminate the U.K. pension plan and benefit accruals were frozen in 1998. All obligations to plan participants in the Wilson and U.K. pension plans were settled in 2000.

        The Company has several other pension plans covering certain U.S. and non-U.S. employees as well as a pension plan covering directors. Pension expense, benefit obligations and the fair value of plan assets for these plans were not material at or for the periods ended December 31, 2000, 1999 or 1998.

Postretirement Benefit Plans

        The Company and its subsidiaries provide certain health care benefits for retired employees. Many of the employees who retire from the Company are eligible for these benefits.

        The Smith International, Inc. Retiree Medical Plan ("Smith Medical Plan") provides postretirement medical benefits to retirees and their spouses. The retiree medical plan has an annual limitation (the "cap") on the dollar amount of the Company's portion of the cost of benefits incurred by retirees under the Smith Medical Plan. The remaining cost of benefits in excess of the cap is the responsibility of the participants. The cap will be adjusted annually for inflation, which is currently assumed to be four percent.

         M-I provides medical coverage to eligible retirees and their dependents under the M-I Drilling Fluids Retiree Medical Plan ("M-I Medical Plan"). Eligibility for inclusion in that plan, however, was closed as of January 1, 1994, to the majority of M-I's employees. M-I contributes to the cost of benefits under this plan; however, these costs are reviewed annually for inflation, and limited to a maximum five percent increase in M-I's contribution per year. Any costs in excess of M-I's maximum contribution are the responsibility of the retirees or their dependents.

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

                                                                 PENSION PLANS            POSTRETIREMENT BENEFIT PLANS
                                                           --------------------------    --------------------------------
                                                              2000          1999              2000             1999
                                                              ----          ----              ----             ----
Changes in benefit obligations:
  Benefit obligations at beginning of year...........         $24,981      $26,402            $ 14,595      $ 18,519
  Service cost.......................................             --            --                 248           274
  Interest cost......................................             917        1,604               1,066         1,057
  Plan participants contributions....................             --            --                 521           380
  Actuarial loss (gain)..............................             653       (2,045)             (1,412)       (2,603)
  Plan amendments....................................             --            --                  --        (1,826)
  Plan settlements...................................         (13,663)          --                  --            --
  Benefits paid......................................            (568)        (980)             (1,361)       (1,206)
                                                              --------     -------            --------      --------
  Benefit obligations at end of year.................         $12,320      $24,981            $ 13,657      $ 14,595
                                                              =======      =======            ========      ========

Changes in plan assets:
  Fair value of plan assets at beginning of year.....         $26,295      $26,797            $     --      $     --
  Actual return on plan assets.......................           1,134          478                  --            --
  Employer contributions.............................              --           --                 840           826
  Plan participants contribution.....................              --           --                 521           380
  Transfer to other employee benefit plan............          (1,319)          --                  --            --
  Plan settlements...................................         (13,663)          --                  --            --
  Benefits paid......................................            (568)        (980)             (1,361)       (1,206)
                                                              -------      -------            --------      --------
  Fair value of plan assets at end of year...........         $11,879      $26,295            $     --      $     --
                                                              =======      =======            ========      ========

  Funded status......................................         $  (441)     $ 1,314            $(13,657)     $(14,595)
  Unrecognized net actuarial loss (gain).............           1,411         (775)             (2,755)       (3,407)

  Unrecognized prior service cost....................              --           --              (1,323)       (1,716)
                                                              -------      -------            ---------     ---------
  Prepaid benefit (accrued liability)................         $   970      $   539            $(17,735)     $(19,718)
                                                              =======      =======            =========     =========

         Assumptions used for financial reporting purposes to compute net benefit expense and its components are as follows:

                                                                     PENSION PLANS                 POSTRETIREMENT BENEFIT PLANS
                                                           ----------------------------------    ----------------------------------
                                                                2000              1999                 2000             1999
                                                                ----              ----                 ----             ----
Weighted average assumptions:
  Discount rate.......................................           7.40%        6.35%-7.40%           7.26%-7.40%       7.40%-7.70%
  Expected return on plan assets......................           8.50%        6.00%-8.50%               N/A               N/A

Components of net periodic benefit expense:
  Service cost.......................................        $     --           $   --                 $ 248            $ 274
  Interest cost.......................................            898            1,604                 1,066            1,057
  Return on plan assets..............................            (742)          (1,782)                   --               --
  Amortization of prior service cost.................              --                --                 (234)          (1,185)
  Amortization of loss (gain)........................          (1,319)             (44)                 (125)              56
                                                             ---------          -------                -----            -----
  Net periodic benefit expense (credit)..............        $ (1,163)          $ (222)                $ 955            $ 202
                                                             =========          =======                =====            =====


                            SMITH INTERNATIONAL, INC.

        The health care cost trend rate assumption can have a significant effect on the amounts reported. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.9 million and $0.2 million, respectively. A decrease of one percentage point in the health care cost trend rate would decrease the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.5 million and $0.1 million, respectively.

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

        The Company recognized expense totaling $20.7 million, $12.4 million and $9.1 million in 2000, 1999 and 1998, respectively, related to Company contributions to the plans.

        Certain of the Company's subsidiaries sponsor various defined contribution plans. The Company's contributions under these plans for each of the three years in the period ended December 31, 2000, were immaterial.

13.  INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

        The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company aggregates its operations into two reportable segments: Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of three business units: M-I, which provides drilling and completion fluid systems and services, solids-control and separation equipment and waste-management services; Smith Bits, which manufactures and sells three-cone and diamond drill bits; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution segment consists of one business unit: Wilson, which markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets.

        The principal markets for these segments include all major oil and gas producing regions of the world including North America, Latin America, Europe/Africa, the Middle East and the Far East. The Company's customers include major multi-national, independent and national, or state-owned, oil companies.

                            SMITH INTERNATIONAL, INC.

        The following table presents financial information for each reportable segment:

                                                                                    2000        1999          1998
                                                                                 -----------  ----------   ----------
Revenues:
  Oilfield Products and Services.................................                $1,855,126   $1,309,539   $1,646,168
  Distribution...................................................                   905,888      496,614      472,547
                                                                                 ----------   ----------   ----------
                                                                                 $2,761,014   $1,806,153   $2,118,715
                                                                                 ==========   ==========   ==========

Income Before Interest and Taxes:
  Oilfield Products and Services.................................                $  188,017      $70,630     $209,621
  Distribution...................................................                    16,655          178        3,184
  General corporate..............................................                    (5,646)      (5,275)      (4,996)
  Non-recurring items............................................                        --       83,999      (82,500)
                                                                                 ----------   ----------   ----------
                                                                                   $199,026     $149,532     $125,309
                                                                                 ==========   ==========   ==========

Non-Recurring Items (See Note 3):
  Oilfield Products and Services.................................                $       --   $   83,999   $  (52,500)
  Distribution...................................................                        --           --      (30,000)
                                                                                 ----------   ----------   ----------
                                                                                 $       --   $   83,999   $  (82,500)
                                                                                 ==========   ==========   ==========

Capital Expenditures:
  Oilfield Products and Services.................................                $   85,225   $   52,013   $  111,811
  Distribution...................................................                     7,219        4,776        4,008
  General corporate..............................................                     2,137          385        3,385
                                                                                 ----------   ----------   ----------
                                                                                 $   94,581   $   57,174   $  119,204
                                                                                 ==========   ==========   ==========

Depreciation and Amortization:
  Oilfield Products and Services.................................                $   72,379   $   70,583   $   66,329
  Distribution...................................................                     7,588        4,953        3,496
  General corporate..............................................                       721          501          491
                                                                                 ----------   ----------   ----------
                                                                                    $80,688      $76,037      $70,316
                                                                                 ==========   ==========   ==========

Total Assets:
  Oilfield Products and Services.................................                $1,829,908   $1,499,735   $1,523,023
  Distribution...................................................                   367,220      281,970      142,252
  General corporate..............................................                    98,159      112,870       93,713
                                                                                 ----------   ----------   ----------
                                                                                 $2,295,287   $1,894,575   $1,758,988
                                                                                 ==========   ==========   ==========

The following table presents consolidated revenues by country:

                                                                                    2000         1999            1998
                                                                                 ----------   ----------     ------------
United States....................................................               $ 1,349,812   $   834,783    $  1,017,016
United Kingdom...................................................                    84,102        84,115         119,865
Canada...........................................................                   380,316       204,956         101,264
Norway...........................................................                   133,068        86,784          88,316
Venezuela........................................................                    92,294        60,383          89,113
Other............................................................                   721,422       535,132         703,141
                                                                                -----------   -----------    ------------
                                                                                $ 2,761,014   $ 1,806,153    $  2,118,715
                                                                                ===========   ===========    ============

                            SMITH INTERNATIONAL, INC.

The following table presents the net long-lived assets by country:

                                                                      2000              1999              1998
                                                                   ------------     -------------     -------------
  United States........................................            $   226,693      $    210,783      $    219,819
  United Kingdom.......................................                 12,265            14,434            13,410
  Canada...............................................                 33,974            36,679            18,569
  Norway...............................................                 11,565            11,292            12,152
  Venezuela............................................                 16,336            16,665            20,600
  Other................................................                108,215            91,229            90,686
                                                                   ------------     -------------     -------------
                                                                   $   409,048      $    381,082      $     375,236
                                                                   ============     =============     =============

        The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry, the petrochemical industry and other industrial markets. This industry concentration has the potential to impact the Company's exposure to credit risk, either positively or negatively, because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of this customer base is strong, and the Company has not experienced significant credit losses on such receivables.

14.      COMMITMENTS AND CONTINGENCIES

  Leases

        The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $39.4 million, $30.6 million and $24.9 million in 2000, 1999 and 1998, respectively.

Future minimum payments under all non-cancelable operating leases having initial terms of one year or more are as follows:

          YEARS ENDING
          DECEMBER 31,                                                AMOUNT
          ------------                                                ------
              2001..............................................    $  26,891
              2002..............................................       15,514
              2003..............................................       11,326
              2004..............................................        9,053
              2005..............................................        7,076
              Thereafter........................................       37,484
                                                                    ---------
                                                                    $ 107,344
                                                                    ---------



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

        The Company is involved in several actions relating to alleged liability in connection with the U.S. Environmental Protection Agency's National Priorities List ("NPL") sites. The Company has been named as a potentially responsible party in two NPL sites. Federal law generally imposes joint and several liability for site clean-up costs investigated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 without regard to fault or site ownership considerations.

                            SMITH INTERNATIONAL, INC.

        The Company has recorded liabilities for estimated future clean-up costs for these sites as well as properties currently or previously owned or leased by the Company. The Company believes that none of its clean-up obligations will result in liabilities having a material adverse effect on the Company's consolidated financial position or results of operations.

15.     EVENTS SUBSEQUENT TO DATE OF AUDITOR'S REPORT (UNAUDITED)

        On January 31, 2001, the Company acquired substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation ("Van Leeuwen") in exchange for cash consideration of $41.1 million borrowed under a short-term loan facility. Van Leeuwen is a leading provider of pipe, valves and fittings to the refining, petrochemical and power generation industries. In connection with the transaction, Wilson also acquired certain inventories to be liquidated in exchange for a non-interest bearing note to be issued to the seller for approximately $11.0 million.

         On February 16, 2001, the Company completed a public offering of $250.0 million principal amount of 6.75 percent Senior Notes which mature in February 2011. The Company received net proceeds of $246.7 million from the offering, which was used to repay short-term borrowing and indebtedness under revolving credit agreements.

16.      QUARTERLY INFORMATION (UNAUDITED)

                                                  FIRST          SECOND         THIRD           FOURTH           YEAR
                                                  -----          ------         -----           ------           ----
                                                                 (in thousands, except per share data)
2000
Revenues.................................    $      625,432   $   657,229   $    718,470    $    759,883   $    2,761,014
Gross profit.............................           161,483       174,335        195,352         213,999          745,169
Net income...............................            11,323        14,974         20,474          26,029           72,800
Basic earnings per share.................              0.23          0.30           0.41            0.52             1.47
Diluted earnings per share...............              0.23          0.30           0.41            0.52             1.45
1999
Revenues.................................    $      397,022   $   389,695   $    481,541    $    537,895   $    1,806,153
Gross profit.............................           111,339        98,685        118,836         139,080          467,940
Net income (loss)........................             6,606        (3,021)        46,860           6,279           56,724
Basic earnings (loss) per share..........              0.14         (0.06)          0.96            0.13             1.17
Diluted earnings (loss) per share........              0.14         (0.06)          0.95            0.13             1.15

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

        The information set forth following the captions "ELECTION OF DIRECTORS" and "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth following the captions "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS


                                                                                                                 PAGE
                                                                                                               REFERENCE
                                                                                                               ---------
(1)      Financial statements included in this report:
         Report of Independent Public Accountants...........................................................       20
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998.................................................................       21
         Consolidated Balance Sheets at December 31, 2000 and 1999..........................................       22
         Consolidated Statements of Shareholders' Equity and Comprehensive Income
           for the years ended December 31, 2000, 1999 and 1998.............................................       24
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998.................................................................       25
         Notes to Consolidated Financial Statements.........................................................       26

(2)      Financial Statement Schedule for the years ended December 31, 2000, 1999 and 1998:
         Report of Independent Public Accountants on Financial Statement Schedule...........................       50
         Schedule II-Valuation and Qualifying Accounts and Reserves.........................................       51


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

                3.2     -       Bylaws of the Company as amended to date.
                                Filed as Exhibit 3.1 to the Company's report on Form 8-K dated August 13, 1998 (and filed on
                                August 14, 1998) and incorporated herein by reference.

                4.1     -       Rights Agreement, dated as of June 8, 2000,
                                between the Company and First Chicago Trust
                                Company of New York, as Rights Agent. Filed as
                                Exhibit 4.1 to the Company's report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

                4.2     -       Form of Indenture between the Company and The
                                Bank of New York, as Trustee. Filed as Exhibit
                                4.1 to the Company's Registration Statement on
                                Form S-3 dated August 22, 1997 and incorporated herein by reference.

                4.3     -       Form of Note. Filed as Exhibit 4.2 to
                                Amendment No. 1 to the Company's Registration
                                Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

                9.      -       Not applicable.

                10.1    -       Smith International, Inc. Supplemental Pension
                                Plan as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                10.2    -       Smith International, Inc. 1989 Long Term
                                Incentive Compensation Plan, as amended to date.
                                Filed as Exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

                10.3    -       Smith International, Inc. Stock Plan for
                                Outside Directors, as amended to date.

                10.4    -       Smith International, Inc. Supplemental
                                Executive Retirement Plan, as amended. Filed as
                                Exhibit 10.5 to the Company's report on Form
                                10-K for the year ended December 31, 1993 and incorporated herein by reference.

                10.5    -       Supply Agreement dated April 2, 1987 between
                                the Company and TCM Holding Corporation and
                                Rogers Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                10.6    -       Amendment to Supply Agreement dated January
                                22, 1993 between the Company and Rogers Tool
                                Works, Inc. Filed as Exhibit 10.7 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1995 and incorporated herein by reference.

                10.7    -       Employment Agreement dated December 10, 1987
                                between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company's report on Form
                                10-K for the year ended December 31, 1993 and incorporated herein by reference.

                10.8    -       Employment Agreement dated January 2, 1991
                                between the Company and Neal S. Sutton. Filed as
                                Exhibit 10.11 to the Company's report on Form
                                10-K for the year ended December 31, 1996 and incorporated herein by reference.

                10.9    -       Employment Agreement dated May 1, 1991 between
                                the Company and Richard A. Werner. Filed as
                                Exhibit 10.12 to the Company's report on Form
                                10-K for the year ended December 31, 1996 and incorporated herein by reference.

                10.10   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Douglas
                                L. Rock. Filed as Exhibit 10.11 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.11   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Neal S.
                                Sutton. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.12   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Richard
                                A. Werner. Filed as Exhibit 10.13 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.13   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Loren K.
                                Carroll. Filed as Exhibit 10.14 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.14   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Margaret
                                K. Dorman. Filed as Exhibit 10.15 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.15   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and John J.
                                Kennedy. Filed as Exhibit 10.16 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.16   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Roger A.
                                Brown. Filed as Exhibit 10.17 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.17   -       Note Agreement, dated as of May 21, 1996,
                                between the Company and Principal Mutual Life
                                Insurance Company, John Hancock Mutual Life
                                Insurance Company, John Hancock Variable Life
                                Insurance Company, IDS Certificate Company,
                                Mellon Bank, N.A., as Trustee for AT&T Master
                                Pension Trust and The Maritime Life Assurance
                                Company. Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June
                                30, 1996 and incorporated herein by reference.

                10.18   -       First Amendment and Waiver to Note Agreement,
                                dated as of May 5, 1997, between the Company and Principal Mutual Life Insurance Company, John
                                Hancock Mutual Life Insurance Company, John
                                Hancock Variable Life Insurance Company, IDS
                                Certificate Company, Mellon Bank, N.A., as
                                Trustee for AT&T Master Pension Trust and The
                                Maritime Life Assurance Company. Filed as
                                Exhibit 10.19 to the Company's report on Form
                                10-K for the year ended December 31, 1998 and incorporated herein by reference.

                10.19   -       Second Amendment to Note Agreement, dated as
                                of July 31, 1998, between the Company and Principal Mutual Life Insurance Company, John
                                Hancock Mutual Life Insurance Company, John
                                Hancock Variable Life Insurance Company, IDS
                                Certificate Company, Mellon Bank, N.A., as
                                Trustee for AT&T Master Pension Trust and The
                                Maritime Life Assurance Company. Filed as
                                Exhibit 10.20 to the Company's report on Form
                                10-K for the year ended December 31, 1998 and incorporated herein by reference.

                10.20   -       Third Amendment to Note Agreement, dated as of
                                April 27, 1999, between the Company and
                                Principal Life Insurance Company, John Hancock
                                Mutual Life Insurance Company, John Hancock
                                Variable Life Insurance Company, IDS Certificate
                                Company, Mellon Bank, N.A., as Trustee for AT&T
                                Master Pension Trust and The Maritime Life
                                Assurance Company. Filed as Exhibit 10.21 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.21   -       Fourth Amendment to Note Agreement, dated as
                                of September 30, 1999, between the Company and Principal Life Insurance Company, John Hancock
                                Mutual Life Insurance Company, John Hancock
                                Variable Life Insurance Company, IDS Certificate
                                Company, Mellon Bank, N.A., as Trustee for AT&T
                                Master Pension Trust and The Maritime Life
                                Assurance Company. Filed as Exhibit 10.22 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.22   -       Loan Agreement dated as of April 4, 1996, by
                                and among the Company and Texas Commerce Bank
                                National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.
                                Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                10.23   -       Loan Agreement dated as of April 4, 1996, by
                                and among M-I Drilling Fluids Company, L.L.C.,
                                Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                                Exhibit 10.2 to the Company's report on Form
                                10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                10.24   -       First Amendment to Loan Agreement dated April
                                8, 1997, by and among the Company and Texas
                                Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June
                                30, 1997 and incorporated herein by reference.

                10.25   -       First Amendment to Loan Agreement dated April
                                8, 1997, by and among M-I Drilling Fluids,
                                L.L.C., Texas Commerce Bank National
                                Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                                Exhibit 10.2 to the Company's report on Form
                                10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                10.26   -       Second Amendment to Loan Agreement dated
                                December 23, 1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.27 to the Company's report on Form 10-K for the year ended
                                December 31, 1997 and incorporated herein by reference.

                10.27   -       Second Amendment to Loan Agreement dated
                                December 23, 1997, by and among M-I Drilling
                                Fluids, L.L.C., Texas Commerce Bank National
                                Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                                Exhibit 10.28 to the Company's report on Form
                                10-K for the year ended December 31, 1997 and incorporated herein by reference.

                10.28   -       Amendment to Loan Agreement and Interest Rate
                                Agreement dated August 31, 1998, by and among M-I L.L.C. and Chase Bank of Texas, National
                                Association (formerly known as Texas Commerce
                                Bank National Association), a national banking association, individually and as Agent, and the other financial parties thereto. Filed as
                                Exhibit 10.1 to the Company's report on Form
                                10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

                10.29   -       Amendment to Loan Agreement dated August 31,
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

                10.30   -       Amendment to Loan Agreement dated December 31,
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

                10.31   -       Amendment to Loan Agreement dated January 1,
                                2000, by and among M-I L.L.C. and Chase Bank of Texas, National Association (formerly known as
                                Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial parties thereto.

                11.     -       Not applicable.

                12.     -       Not applicable.

                13.     -       Not applicable.

                18.     -       Not applicable.

                19.     -       Not applicable.

                21.1.   -       Subsidiaries of the Company.

                23.1    -       Consent of Independent Public Accountants.


(B)     REPORTS ON FORM 8-K.

        The Registrant filed a Form 8-K dated October 19, 2000, reporting under "Item 5. Other Events," related to a press release announcing the Registrant's results for the three months ended September 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Smith International, Inc.:


        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Smith International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K, and have issued our report thereon dated January 28, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Part IV, Item 14(A)(2) for Smith International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
January 28, 2001

                                                                     SCHEDULE II

                            SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                                                         ADDITIONS            DEDUCTIONS
                                                                  ------------------------    ------------
                                                  BALANCE AT       CHARGED                     PAYMENTS           BALANCE
                                                   BEGINNING          TO                          AND             AT END
                                                    OF YEAR        EXPENSE         OTHER      WRITE-OFFS          OF YEAR
                                                  ------------    -----------     --------    ------------     --------------
Accrued merger and restructuring costs:
     Year ended December 31, 2000............        $ 9,636         $ 3,277       $  793       $ (3,495)         $ 10,211
     Year ended December 31, 1999............         10,437           2,029            -         (2,830)            9,636
     Year ended December 31, 1998............          8,730           3,016           58         (1,367)           10,437


(a) Amounts represent accounts receivable reserves related to acquisitions made by the Company during the years presented.

                                                                         ADDITIONS            DEDUCTIONS
                                                                  ------------------------    ------------
                                                  BALANCE AT       CHARGED                     PAYMENTS           BALANCE
                                                   BEGINNING          TO                          AND             AT END
                                                    OF YEAR        EXPENSE         OTHER      WRITE-OFFS          OF YEAR
                                                  ------------    -----------     --------    ------------     --------------
Accrued merger and restructuring costs:
     Year ended December 31, 2000............       $      -       $       -       $    -      $       -          $      -
     Year ended December 31, 1999............         36,299               -            -        (36,299)                -
     Year ended December 31, 1998............              -          82,500            -        (46,201)           36,299


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SMITH INTERNATIONAL, INC.

                                   By:     /s/ DOUGLAS L. ROCK
                                       ----------------------------------
                                             Douglas L. Rock
                                          Chief Executive Officer,
                                     President and Chief Operating Officer

March 23, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:


/s/ DOUGLAS L. ROCK                         Chairman of the Board, Chief
---------------------------------------      Executive Officer, President and
(Douglas L. Rock)                            Chief Operating Officer                                        March 23, 2001


/s/ LOREN K. CARROLL                        Executive Vice President and Director                           March 23, 2001
--------------------------------------
(Loren K. Carroll)

/s/ MARGARET K. DORMAN                      Senior Vice President, Chief Financial
--------------------------------------        Officer and Treasurer
(Margaret K. Dorman)                                                                                        March 23, 2001

/s/ BENJAMIN F. BAILAR                      Director                                                        March 23, 2001
--------------------------------------
(Benjamin F. Bailar)

/s/ G. CLYDE BUCK                           Director                                                        March 23, 2001
--------------------------------------
(G.  Clyde Buck)

/s/ JAMES R. GIBBS                          Director                                                        March 23, 2001
--------------------------------------
(James R. Gibbs)

/s/ JERRY W. NEELY                          Director                                                        March 23, 2001
--------------------------------------
(Jerry W. Neely)

/s/ WALLACE S. WILSON                       Director                                                        March 23, 2001
--------------------------------------
(Wallace S. Wilson)

                                                EXHIBIT INDEX

                3.l     -       Restated Certificate of Incorporation of the
                                Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                3.2     -       Bylaws of the Company as amended to date.
                                Filed as Exhibit 3.1 to the Company's report on Form 8-K dated August 13, 1998 (and filed on
                                August 14, 1998) and incorporated herein by reference.

                4.1     -       Rights Agreement, dated as of June 8, 2000,
                                between the Company and First Chicago Trust
                                Company of New York, as Rights Agent. Filed as
                                Exhibit 4.1 to the Company's report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

                4.2     -       Form of Indenture between the Company and The
                                Bank of New York, as Trustee. Filed as Exhibit
                                4.1 to the Company's Registration Statement on
                                Form S-3 dated August 22, 1997 and incorporated herein by reference.

                4.3     -       Form of Note. Filed as Exhibit 4.2 to
                                Amendment No. 1 to the Company's Registration
                                Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

                9.      -       Not applicable.

                10.1    -       Smith International, Inc. Supplemental Pension
                                Plan as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                10.2    -       Smith International, Inc. 1989 Long Term
                                Incentive Compensation Plan, as amended to date.
                                Filed as Exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

                10.3    -       Smith International, Inc. Stock Plan for
                                Outside Directors, as amended to date.

                10.4    -       Smith International, Inc. Supplemental
                                Executive Retirement Plan, as amended. Filed as
                                Exhibit 10.5 to the Company's report on Form
                                10-K for the year ended December 31, 1993 and incorporated herein by reference.

                10.5    -       Supply Agreement dated April 2, 1987 between
                                the Company and TCM Holding Corporation and
                                Rogers Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                10.6    -       Amendment to Supply Agreement dated January
                                22, 1993 between the Company and Rogers Tool
                                Works, Inc. Filed as Exhibit 10.7 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1995 and incorporated herein by reference.

                10.7    -       Employment Agreement dated December 10, 1987
                                between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company's report on Form
                                10-K for the year ended December 31, 1993 and incorporated herein by reference.

                10.8    -       Employment Agreement dated January 2, 1991
                                between the Company and Neal S. Sutton. Filed as
                                Exhibit 10.11 to the Company's report on Form
                                10-K for the year ended December 31, 1996 and incorporated herein by reference.

                10.9    -       Employment Agreement dated May 1, 1991 between
                                the Company and Richard A. Werner. Filed as
                                Exhibit 10.12 to the Company's report on Form
                                10-K for the year ended December 31, 1996 and incorporated herein by reference.

                10.10   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Douglas
                                L. Rock. Filed as Exhibit 10.11 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.11   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Neal S.
                                Sutton. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.12   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Richard
                                A. Werner. Filed as Exhibit 10.13 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.13   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Loren K.
                                Carroll. Filed as Exhibit 10.14 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.14   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Margaret
                                K. Dorman. Filed as Exhibit 10.15 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.15   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and John J.
                                Kennedy. Filed as Exhibit 10.16 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.16   -       Change-of-Control Employment Agreement dated
                                January 4, 2000 between the Company and Roger A.
                                Brown. Filed as Exhibit 10.17 to the Company's report on Form 10-K for the year ended December
                                31, 1999 and incorporated herein by reference.

                10.17   -       Note Agreement, dated as of May 21, 1996,
                                between the Company and Principal Mutual Life
                                Insurance Company, John Hancock Mutual Life
                                Insurance Company, John Hancock Variable Life
                                Insurance Company, IDS Certificate Company,
                                Mellon Bank, N.A., as Trustee for AT&T Master
                                Pension Trust and The Maritime Life Assurance
                                Company. Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June
                                30, 1996 and incorporated herein by reference.

                10.18   -       First Amendment and Waiver to Note Agreement,
                                dated as of May 5, 1997, between the Company and Principal Mutual Life Insurance Company, John
                                Hancock Mutual Life Insurance Company, John
                                Hancock Variable Life Insurance Company, IDS
                                Certificate Company, Mellon Bank, N.A., as
                                Trustee for AT&T Master Pension Trust and The
                                Maritime Life Assurance Company. Filed as
                                Exhibit 10.19 to the Company's report on Form
                                10-K for the year ended December 31, 1998 and incorporated herein by reference.

                10.19   -       Second Amendment to Note Agreement, dated as
                                of July 31, 1998, between the Company and Principal Mutual Life Insurance Company, John
                                Hancock Mutual Life Insurance Company, John
                                Hancock Variable Life Insurance Company, IDS
                                Certificate Company, Mellon Bank, N.A., as
                                Trustee for AT&T Master Pension Trust and The
                                Maritime Life Assurance Company. Filed as
                                Exhibit 10.20 to the Company's report on Form
                                10-K for the year ended December 31, 1998 and incorporated herein by reference.

                10.20   -       Third Amendment to Note Agreement, dated as of
                                April 27, 1999, between the Company and
                                Principal Life Insurance Company, John Hancock
                                Mutual Life Insurance Company, John Hancock
                                Variable Life Insurance Company, IDS Certificate
                                Company, Mellon Bank, N.A., as Trustee for AT&T
                                Master Pension Trust and The Maritime Life
                                Assurance Company. Filed as Exhibit 10.21 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.21   -       Fourth Amendment to Note Agreement, dated as
                                of September 30, 1999, between the Company and Principal Life Insurance Company, John Hancock
                                Mutual Life Insurance Company, John Hancock
                                Variable Life Insurance Company, IDS Certificate
                                Company, Mellon Bank, N.A., as Trustee for AT&T
                                Master Pension Trust and The Maritime Life
                                Assurance Company. Filed as Exhibit 10.22 to the
                                Company's report on Form 10-K for the year ended
                                December 31, 1999 and incorporated herein by reference.

                10.22   -       Loan Agreement dated as of April 4, 1996, by
                                and among the Company and Texas Commerce Bank
                                National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto.
                                Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                10.23   -       Loan Agreement dated as of April 4, 1996, by
                                and among M-I Drilling Fluids Company, L.L.C.,
                                Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                                Exhibit 10.2 to the Company's report on Form
                                10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

                10.24   -       First Amendment to Loan Agreement dated April
                                8, 1997, by and among the Company and Texas
                                Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June
                                30, 1997 and incorporated herein by reference.

                10.25   -       First Amendment to Loan Agreement dated April
                                8, 1997, by and among M-I Drilling Fluids,
                                L.L.C., Texas Commerce Bank National
                                Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                                Exhibit 10.2 to the Company's report on Form
                                10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                10.26   -       Second Amendment to Loan Agreement dated
                                December 23, 1997, by and among the Company and Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.27 to the Company's report on Form 10-K for the year ended
                                December 31, 1997 and incorporated herein by reference.

                10.27   -       Second Amendment to Loan Agreement dated
                                December 23, 1997, by and among M-I Drilling
                                Fluids, L.L.C., Texas Commerce Bank National
                                Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as
                                Exhibit 10.28 to the Company's report on Form
                                10-K for the year ended December 31, 1997 and incorporated herein by reference.

                10.28   -       Amendment to Loan Agreement and Interest Rate
                                Agreement dated August 31, 1998, by and among M-I L.L.C. and Chase Bank of Texas, National
                                Association (formerly known as Texas Commerce
                                Bank National Association), a national banking association, individually and as Agent, and the other financial parties thereto. Filed as
                                Exhibit 10.1 to the Company's report on Form
                                10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

                10.29   -       Amendment to Loan Agreement dated August 31,
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

                10.30   -       Amendment to Loan Agreement dated December 31,
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

                10.31   -       Amendment to Loan Agreement dated January 1,
                                2000, by and among M-I L.L.C. and Chase Bank of Texas, National Association (formerly known as
                                Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial parties thereto.

                11.     -       Not applicable.

                12.     -       Not applicable.

                13.     -       Not applicable.

                18.     -       Not applicable.

                19.     -       Not applicable.

                21.1.   -       Subsidiaries of the Company.

                23.1    -       Consent of Independent Public Accountants.