Form 10-Q
period 2001-03-31
SMITH INTERNATIONAL INC
filed 2001-05-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to
                                              -------------     ---------------


                             Commission File Number
                                     1-8514

                            SMITH INTERNATIONAL, INC.
                       -----------------------------------

             (Exact name of Registrant as specified in its charter)

   DELAWARE                                                    95-3822631
   ---------------------------------------                   ----------------
   (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                          Identification
                                                                Number)

   411 NORTH SAM HOUSTON PARKWAY, SUITE 600
   HOUSTON, TEXAS                                                77060
   ----------------------------------------                    --------------
   (Address of principal executive offices)                    (Zip Code)

                                 (281) 443-3370
                               ------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                               ------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X       NO
                             -------        --------


   The number of shares outstanding of the Registrant's common stock as of May 9, 2001 was 50,571,842.

                                      INDEX

                                                                                                   Page No.
                                                                                                  --------
PART I:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   Consolidated Statements of Operations -
                      For the Three Months Ended March 31, 2001 and 2000......................          1

                  Consolidated Balance Sheets -
                      As of March 31, 2001 and December 31, 2000..............................          2

                  Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 2001 and 2000......................          3

                  Notes to Consolidated Financial Statements..................................          4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS....................................         10

     ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES............................         15

PART II:  OTHER INFORMATION

     ITEMS 1 - 6..............................................................................         16

SIGNATURES....................................................................................         17


                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                     -------------------------------
                                                          2001             2000
                                                     --------------   --------------
REVENUES............................................ $      865,311   $      625,432

COSTS AND EXPENSES:
  Costs of Revenues.................................        619,222          463,949
  Selling Expenses..................................        123,176           95,304
  General and Administrative Expenses...............         33,496           27,613
  Goodwill Amortization.............................          3,831            2,641
                                                     --------------   --------------

       Total Costs and Expenses.....................        779,725          589,507
                                                     --------------   --------------

INCOME  BEFORE INTEREST AND TAXES...................         85,586           35,925

INTEREST EXPENSE, NET...............................         10,343            8,765
                                                     --------------   --------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS................................         75,243           27,160

INCOME TAX PROVISION................................         24,805            9,675
                                                     --------------   --------------

INCOME BEFORE MINORITY INTERESTS....................         50,438           17,485

MINORITY INTERESTS..................................         16,220            6,162
                                                     --------------   --------------

NET INCOME.......................................... $       34,218   $       11,323
                                                     ==============   ==============

EARNINGS  PER SHARE:
  Basic............................................. $         0.69   $         0.23
                                                     ==============   ==============
  Diluted........................................... $         0.68   $         0.23
                                                     ==============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.............................................         49,844           49,169
  Diluted...........................................         50,439           49,930







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                      March 31,        December 31,
                                                                                        2001               2000
                                                                                    ------------      --------------
                                     ASSETS                                          (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents..................................................      $     31,330      $       36,544
   Receivables, net...........................................................           735,838             654,420
   Inventories................................................................           610,546             560,027
   Deferred tax assets, net...................................................            29,517              29,462
   Prepaid expenses and other.................................................            35,039              29,550
                                                                                    ------------      --------------
     Total current assets.....................................................         1,442,270           1,310,003
                                                                                    ------------      --------------
 PROPERTY, PLANT AND EQUIPMENT, NET...........................................           416,438             409,048

 GOODWILL, NET................................................................           452,571             453,947

 OTHER ASSETS.................................................................           128,144             122,289
                                                                                    ------------      --------------
 TOTAL ASSETS.................................................................      $  2,439,423      $    2,295,287
                                                                                    ============      ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt................      $     98,527      $      165,951
   Accounts payable...........................................................           296,622             280,820
   Accrued payroll costs......................................................            43,553              62,934
   Income taxes payable.......................................................            34,445              23,747
   Other......................................................................           122,928             109,352
                                                                                    ------------      --------------
       Total current liabilities..............................................           596,075             642,804
                                                                                    ------------      --------------
 LONG-TERM DEBT...............................................................           499,214             374,716

 DEFERRED TAX LIABILITIES.....................................................            47,542              44,659

 OTHER LONG-TERM LIABILITIES..................................................            41,066              37,945

 MINORITY INTERESTS...........................................................           403,921             377,682

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value; 5,000 shares authorized; no shares
     issued or outstanding in 2001 or 2000....................................                --                  --
   Common stock, $1 par value; 60,000 shares authorized; 50,562 shares
     issued in 2001 (50,419 in 2000)........................................              50,562              50,419
   Additional paid-in capital.................................................           388,838             382,248
   Retained earnings..........................................................           444,527             410,309
   Accumulated other comprehensive income.....................................           (24,620)            (17,793)
   Less - treasury securities, at cost; 656 common shares in 2001 and 2000....            (7,702)             (7,702)
                                                                                    ------------      --------------
       Total shareholders' equity.............................................           851,605             817,481
                                                                                    ------------      --------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................       $ 2,439,423      $    2,295,287
                                                                                    ============      ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             ------------------------
                                                                                                2001          2000
                                                                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................................         $   34,218    $   11,323
  Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Depreciation and amortization...................................................             22,170        19,434
    Minority interests..............................................................             16,220         6,162
    Provision for losses on receivables.............................................                711           620
    Gain on disposal of property, plant and equipment...............................               (427)       (1,046)
    Foreign currency translation losses.............................................                385            77
  Changes in operating assets and liabilities:
    Receivables.....................................................................            (51,531)      (30,117)
    Inventories.....................................................................            (15,992)       (5,611)
    Accounts payable................................................................             (5,237)      (15,918)
    Other current assets and liabilities............................................                305       (17,318)
    Other non-current assets and liabilities........................................             (1,737)       (4,507)
                                                                                             ----------    ----------
Net cash used in operating activities...............................................               (915)      (36,901)
                                                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired.....................................            (41,096)      (30,000)
Purchases of property, plant and equipment..........................................            (28,440)      (15,639)
Proceeds from disposal of property, plant and equipment.............................              3,295         3,049
                                                                                             ----------    ----------
Net cash used in investing activities...............................................            (66,241)      (42,590)
                                                                                             ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt............................................            248,828        66,658
Principal payments of long-term debt................................................           (165,075)       (5,499)
Net change in short-term borrowings.................................................            (38,492)       12,847
Proceeds from exercise of stock options.............................................              4,737        13,498
Contribution by minority interest partner...........................................             12,000            --
                                                                                             ----------    ----------
Net cash provided by financing activities...........................................             61,998        87,504
                                                                                             ----------    ----------
Effect of exchange rate changes on cash.............................................                (56)         (154)
                                                                                             ----------    ----------
Increase (decrease) in cash and cash equivalents....................................             (5,214)        7,859
Cash and cash equivalents at beginning of period....................................             36,544        24,127
                                                                                             ----------    ----------
Cash and cash equivalents at end of period..........................................         $   31,330    $   31,986
                                                                                             ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest..............................................................         $   14,216    $   11,944
Cash paid for income taxes..........................................................         $    9,534    $    5,599


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-K and other current filings with the Commission.

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

2.       RECENT ACCOUNTING PRONOUNCEMENT

         The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. The Company occasionally employs derivative financial instruments such as foreign exchange contracts, foreign exchange options, and interest rate swap contracts to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

         Fair value hedges are used to manage the Company's exposure to unanticipated changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment. Derivatives that are used to hedge recognized assets or liabilities are not formally designated as fair value hedges, and all changes in fair value are recognized in earnings as offsets to changes in the fair value of the underlying assets or liabilities. Derivatives used to hedge an unrecognized firm commitment are formally designated as fair value hedges, with changes in fair value recognized in earnings and offset by changes in fair value of the firm commitment.

         Cash flow hedges are used to manage the Company's exposure to unanticipated changes in future cash flows due to changes in foreign exchange rates and interest rates. Derivatives that are used to hedge foreign denominated future cash flows and changes in interest rates are formally designated as cash flow hedges. To the extent effective, changes in fair value are recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings.

         The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. During the first quarter of 2001, the Company recorded the change in fair market value related to fair value hedges, which included foreign exchange contracts, to general and administrative expenses in the accompanying consolidated statement of operations. These amounts were not material. Additionally, the Company recorded the change in value related to cash flow hedges, which included foreign exchange contracts and interest rate swaps, to accumulated other comprehensive income. During the first quarter of 2001, changes in foreign exchange rates and interest rates resulted in an adjustment of $2.0 million to accumulated other comprehensive income in the accompanying consolidated balance sheet. This amount is expected to be recognized in the statement of operations during the next twelve months, offset by the effect of changes in the underlying basis of the hedged transactions.

3.       BUSINESS COMBINATION

         On January 31, 2001, the Company acquired substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation ("Van Leeuwen"), a leading provider of pipe, valves and fittings to the refining, petrochemical and power generation industries. The transaction was financed with cash consideration of $41.1 million, borrowed under a short-term loan facility which was subsequently repaid with proceeds from the Company's public debt offering (see Note 8). In connection with the transaction, Wilson also agreed to acquire certain of the seller's inventory, which will be liquidated in the normal course of business. These inventories were purchased in exchange for a non-interest bearing note, recorded in the accompanying financial statements at the discounted value, which matures in January 2003.

         This acquisition has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

         The balances included in the consolidated balance sheet as of March 31, 2001 related to this acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 2000 (in thousands, except per share amounts):

                                                                Three Months Ended
                                                                    March 31,
                                                       -------------------------------------
                                                             2001                2000
                                                       -----------------   -----------------

Revenues............................................   $        880,552    $       695,460

Net income..........................................             33,573             11,371
Earnings per share:
          Basic.....................................   $           0.67    $          0.23
          Diluted...................................               0.67               0.23

         The unaudited pro forma supplemental information is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities.

         The following schedule summarizes investing activities related to the acquired Van Leeuwen operations included in the Consolidated Statements of Cash Flows (in thousands):


Fair value of assets, net of cash acquired..........        $    75,095
Goodwill recorded...................................              1,965
Total liabilities assumed...........................            (35,964)
                                                             -----------
Cash paid for acquisition of businesses,
net of cash acquired................................        $    41,096
                                                            ===========

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

                                                                 Three Months Ended
                                                                     March 31,
                                                       -------------------------------------
                                                              2001                2000
                                                       -----------------   -----------------
BASIC EPS:
Net income.......................................      $          34,218   $          11,323
                                                       =================   =================
Weighted average number of common
      shares outstanding.........................                 49,844              49,169
                                                       -----------------   -----------------

Basic EPS........................................      $            0.69   $            0.23
                                                       =================   =================
DILUTED EPS:

Net income.......................................      $          34,218   $          11,323
                                                       =================   =================
Weighted average number of common
      shares outstanding.........................                 49,844              49,169
Dilutive effect of stock options.................                    595                 761
                                                       -----------------   -----------------
                                                                  50,439              49,930
                                                       -----------------   -----------------
Diluted EPS......................................      $            0.68   $            0.23
                                                       =================   =================

5.       COMPREHENSIVE INCOME

         Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income during the periods presented. Accumulated other comprehensive income consists of currency translation adjustments and the unrealized fair value of certain derivative financial instruments. The Company's comprehensive income is as follows (in thousands):

                                                                 Three Months Ended
                                                                     March 31,
                                                       -------------------------------------
                                                              2001                2000
                                                       -----------------   -----------------
Net income.......................................      $          34,218   $          11,323
Change in unrealized fair value of derivatives...                 (2,029)                 --
Currency translation adjustments.................                 (4,798)             (1,248)
                                                       -----------------   -----------------
Comprehensive income.............................      $          27,391   $          10,075
                                                       =================   =================

6.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the first-in, first-out ("FIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):


                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                      --------------    --------------
Raw materials.....................................................    $       50,223    $       46,923
Work-in-process...................................................            59,083            57,167
Products purchased for resale.....................................           177,004           139,591
Finished goods....................................................           349,063           341,117
                                                                      --------------    --------------
                                                                             635,373           584,798
Reserves to state certain domestic inventories
   ($320,054 and $273,811 in 2001 and 2000,
    respectively) on a LIFO basis.................................           (24,827)          (24,771)
                                                                      ---------------    -------------
                                                                      $      610,546     $     560,027
                                                                      ==============     =============

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                      --------------    --------------
Land..............................................................    $       27,305    $       24,683
Buildings.........................................................            92,490            91,432
Machinery and equipment...........................................           412,504           401,624
Rental tools......................................................           220,832           225,962
                                                                      --------------    --------------
                                                                             753,131           743,701
Less-accumulated depreciation.....................................          (336,693)         (334,653)
                                                                      --------------    --------------
                                                                      $      416,438    $      409,048
                                                                      ==============    ==============

8.       DEBT

         The following summarizes the Company's outstanding debt (in thousands):


                                                                March 31,       December 31,
                                                                  2001              2000
                                                             ---------------   --------------
Current:
      Short-term borrowings................................. $        36,902    $      75,394
      Current portion of long-term debt.....................          61,625           90,557
                                                             ---------------    -------------
                                                             $        98,527    $     165,951
                                                             ===============    =============
Long-Term:
      Notes, net of unamortized discounts................... $       478,383    $     259,529
      Bank revolvers payable................................          60,388          190,386
      Term loans and other..................................          22,068           15,358
                                                             ---------------    -------------
                                                                     560,839          465,273
       Less current portion of long-term debt...............         (61,625)         (90,557)
                                                             ---------------    -------------
                                                             $       499,214    $     374,716
                                                             ===============    =============

         During the first quarter of 2001, the Company completed a public offering of $250.0 million of 6.75 percent senior notes which mature in February 2011. The Company received net proceeds of $246.7 million from the offering, which was used to repay short-term borrowings and indebtedness under revolving credit agreements.

         Principal payments of long-term debt for the twelve-month periods ending subsequent to March 31, 2001 are as follows (in thousands):

     2003....................................................................  $    52,006
     2004....................................................................       10,476
     2005....................................................................       10,476
     2006....................................................................       10,476
     Thereafter..............................................................      415,780
                                                                               -----------

                                                                               $   499,214
                                                                               ===========

9.       INDUSTRY SEGMENTS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company has two reportable segments: Oilfield Products and Services and Distribution.

         The following table presents financial information for each reportable segment (in thousands):


                                                          Three Months Ended
                                                               March 31,
                                                    -------------------------------
                                                         2001             2000
                                                    -------------   ---------------
Revenues:
  Oilfield Products and Services.................   $     581,491    $      407,880
  Distribution...................................         283,820           217,552
                                                    -------------    --------------
                                                    $     865,311    $      625,432
                                                    =============    ==============

Income before interest and taxes:
  Oilfield Products and Services.................   $      80,401    $       33,426
  Distribution...................................           6,771             3,879
  General corporate..............................          (1,586)           (1,380)
                                                    -------------    --------------
                                                    $      85,586    $       35,925
                                                    =============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-Q, as well as the Consolidated Financial Statements of the Company and the related notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2000 Annual Report on Form 10-K.

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, three-cone and diamond drill bits, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply-chain management solutions through an extensive branch network providing pipe, valves, fittings, mill, safety and other maintenance products.

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

RESULTS OF OPERATIONS

SEGMENT DISCUSSION

         The Company markets its products and services throughout the world through four business units which are aggregated into two reportable segments. The Oilfield Products and Services segment consists of three business units:
M-I, Smith Bits and Smith Services. The Distribution segment includes the Wilson business unit. The revenue information below has been summarized by business unit in order to provide additional information in analyzing the Company's operations (dollars in thousands).


                                                      Three Months Ended March 31,
                                           -------------------------------------------------
                                                    2001                       2000
                                           -----------------------   -----------------------
                                             Amount       Percent      Amount       Percent
                                           ----------    ---------   ----------    ---------
Revenues:
  M-I..................................    $  392,269       45       $  267,777       43
  Smith Bits...........................       102,787       12           75,439       12
  Smith Services.......................        86,435       10           64,664       10
                                           ----------    ---------   ----------    ---------
        Oilfield Products and Services.       581,491       67          407,880       65
  Wilson...............................       283,820       33          217,552       35
                                           ----------    ---------   ----------    ---------
          Total........................    $  865,311      100       $  625,432      100
                                           ==========    =========   ==========    =========
Revenues by Area:
  United States........................    $  424,550       49       $  297,839       48
  Export...............................        36,452        4           26,850        4
  Non-United States....................       404,309       47          300,743       48
                                           ----------    ---------   ----------    ---------
          Total........................    $  865,311      100       $  625,432      100
                                           ==========    =========   ==========    =========

                                                         Percent of               Percent of
                                                          Revenues                 Revenues
                                                         ----------               ----------
Income Before Interest and Taxes:
  Oilfield Products and Services.......    $   80,401        14      $   33,426        8
  Distribution.........................         6,771         2           3,879        2
  General Corporate....................        (1,586)        *          (1,380)       *
                                           ----------    ----------  ----------   ----------
          Total........................    $   85,586        10      $   35,925        6
                                           ==========    ==========  ==========   ==========

     * not meaningful


Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I's revenues increased $124.5 million, or 46 percent, from the first quarter of 2000. The revenue growth over the prior year quarter reflects the impact of the expansion in market activity, acquisitions and improvements in pricing for M-I's products and services. Excluding the impact of operations acquired in the fourth quarter of 2000, revenues were 37 percent above the amounts reported in the prior year quarter, which compares to a 30 percent increase in the average M-I worldwide rig count between periods. M-I reported base business revenue growth in all geographic areas with the majority of the overall increase attributable to higher activity levels in the United States and Europe/Africa.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. Smith Bits' revenues for the three months ended March 31, 2001 were $27.3 million, or 36 percent, above amounts reported in the comparable 2000 period, with the significant improvement in worldwide drilling activity favorably influencing demand for petroleum drill bits. Revenues generated from the sale of both the petroleum three-cone and diamond bits outpaced the 30 percent increase in the average M-I worldwide rig count between periods. On a combined basis, petroleum three-cone and diamond bit revenues grew 40 percent over prior year levels, reflecting the impact primarily of higher sales volumes, improved pricing and recent product introductions. On a geographic basis, approximately three-quarters of the revenue increase from period-to-period was reported in the United States and Europe/Africa.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues for the current period were $21.8 million, or 34 percent, above amounts reported in the first quarter of 2000. The revenue increase primarily reflects the impact of higher activity levels in the Western Hemisphere, improved pricing and new contract awards during the past twelve months. The divestiture of the directional operations at the beginning of 2001 partially offset the period-to-period increase in revenue. After excluding the impact of the divested operations, Smith Services' revenues were 39 percent above prior year quarter amounts. Smith Services reported revenue growth across all product groups with increased drilling-related revenues, including tubulars and inspection and machine shop services, accounting for over 60 percent of the increase from the prior year period.

Income Before Interest and Taxes

         Income before interest and taxes for the Oilfield Products and Services segment increased $47.0 million, or 141 percent, from the first quarter of 2000. The increase reflects the combined effect of higher revenues and operating margins. Operating margins for the oilfield operations rose six percentage points from the prior year quarter, to 14 percent of revenues. The majority of the increase in operating margins is attributable to improved gross margins reflecting the impact of improved pricing, higher production volumes and improved coverage of fixed costs. The remainder of the improvement reflects primarily the impact of the leverage of higher revenue levels on sales and administrative support expenses.

Distribution Segment

Revenues

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $66.3 million, or 30 percent, from the first quarter of 2000. Approximately one-half of the increase is attributable to the acquisition of the U.S. operations of Van Leeuwen Pipe and Tube Corporation ("Van Leeuwen"), effective February 1, 2001. After excluding the effect of the Van Leeuwen operations, revenues were 16 percent above levels reported in the first quarter of 2000. The majority of the base revenue increase related to the higher exploration and production levels in North America, which favorably impacted Wilson's energy branches. Higher customer spending associated with plant maintenance benefited Wilson's industrial sector operations and contributed to the period-to-period revenue growth.

Income Before Interest and Taxes

         Wilson's income before interest and taxes increased $2.9 million, or 75 percent, from the prior year period, reflecting primarily the growth in revenues. As a percentage of revenue, operating margins improved slightly from the prior year level as a result of improved coverage of fixed operating expenses.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):


                                                      Three Months Ended March 31,
                                        -----------------------------------------------------
                                                  2001                          2000
                                        -------------------------    ------------------------
                                                       Percent of                  Percent of
                                          Amount        Revenues       Amount       Revenues
                                        ----------     ----------    ----------    ----------
Revenues..............................  $  865,311         100       $  625,432        100
                                        ----------     ----------    ----------    ----------
Gross profit..........................     246,089          28          161,483         26

Operating expenses....................     160,503          18          125,558         20
                                        ----------     ----------    ----------    ----------
Income before interest and taxes......      85,586          10           35,925          6
Interest expense, net.................      10,343           1            8,765          1
                                        ----------     ----------    ----------    ----------
Income before income taxes
  and minority interests..............      75,243           9           27,160          5
Income tax provision..................      24,805           3            9,675          2
                                        ----------     ----------    ----------    ----------
Income before minority interests......      50,438           6           17,485          3
Minority interests....................      16,220           2            6,162          1
                                        ----------     ----------    ----------    ----------
Net income............................  $   34,218           4       $   11,323          2
                                        ==========     ==========    ==========    ==========

         Consolidated revenues were $239.9 million, or 38 percent, above levels reported in the first quarter of 2000. The revenue growth from the prior year period is attributable primarily to the impact of higher worldwide exploration and production activity levels, acquisitions and improved pricing in the oilfield operations. The Company reported revenue increases in all geographic regions, with approximately three-quarters of the increase generated in the United States and Europe/Africa. After excluding the impact of acquired and divested operations, revenues in the first quarter of 2001 were 30 percent above levels reported in the first quarter of 2000.

         Gross profit increased $84.6 million, or 52 percent, from the prior year quarter. The period-to-period increase in gross profit reflects the effect of the higher revenues, as well as improved gross profit margins in the Company's oilfield operations. Consolidated gross margins rose over two percentage points from the first quarter of 2000, to 28 percent of revenues, as a result of higher sales and production volumes and price increases implemented over the past year. On a consolidated basis, the effect of the gross margin improvement in the Oilfield Products and Services segment was partially offset by the impact of the acquired Van Leeuwen distribution operations which generate lower gross profit margins.

         Operating expenses, consisting of selling, general and administrative expenses, increased $34.9 million from the first quarter of 2000. The majority of the increase related to higher base revenue volumes, which grew 30 percent over the prior year and contributed to 18 percent growth in personnel levels. The variance between periods also reflects the incremental costs associated with acquisitions completed subsequent to March 31, 2000, which collectively accounted for over one-third of the overall increase in operating expenses. Operating expenses as a percentage of revenues declined two percentage points from the prior year quarter reflecting the leverage of higher revenues on the Company's overall sales and administrative expenses.

         Net interest expense, which represents interest expense less interest income, increased $1.6 million from the first quarter of 2000. The majority of the variance is attributable to the $126.3 million increase in outstanding debt from March 31, 2000, which relates primarily to acquisitions completed within the last twelve months.

         The effective tax rate for the first quarter of 2001 approximated 33 percent, which is below the prior year quarter rate and the U.S. statutory rate. The effective tax rate in 2001 is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The current period effective rate is below the prior period rate as a result of a favorable shift in the geographic mix of pre-tax income and the impact of higher pre-tax income on certain non-deductible expenses.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests increased $10.1 million from the first quarter of 2000 due primarily to the improved profitability of the M-I operations.


LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents totaled $31.3 million at March 31, 2001, a decrease of $5.2 million from the prior year-end. The Company's operations used $0.9 million in the first quarter of 2001, as the impact of increased profitability levels were offset by higher investments in working capital accounts, primarily inventory and receivables. Cash flows from operations were not sufficient to fund capital expenditure and acquisition needs resulting in borrowings of $45.3 million during the quarter.

         On January 31, 2001, the Company acquired substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation for cash consideration of $41.1 million. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. During the first quarter of 2001, the Company completed a public debt offering for $250.0 million of 6.75 percent senior notes and used the net proceeds from the offering to repay short-term borrowings and the majority of the Company's indebtedness under revolving credit agreements. As a result, the Company had additional borrowing capacity of $195.1 million at March 31, 2001 under various revolving lines of credit facilities, which is available for operating and financing needs. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. The Company occasionally employs derivative financial instruments such as foreign exchange contracts, foreign exchange options and interest rate swap contracts to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

         Fair value hedges are used to manage the Company's exposure to unanticipated changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment. Derivatives that are used to hedge recognized assets or liabilities are not formally designated as fair value hedges, and all changes in fair value are recognized in earnings as offsets to changes in the fair value of the underlying assets or liabilities. Derivatives used to hedge an unrecognized firm commitment are formally designated as fair value hedges, with changes in fair value recognized in earnings and offset by changes in fair value of the firm commitment.

         Cash flow hedges are used to manage the Company's exposure to unanticipated changes in future cash flows due to changes in foreign exchange rates and interest rates. Derivatives that are used to hedge foreign denominated future cash flows and changes in interest rates are formally designated as cash flow hedges. To the extent effective, changes in fair value are recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings.

         The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. During the first quarter of 2001, the Company recorded the change in fair market value related to fair value hedges, which included foreign exchange contracts, to general and administrative expenses in the accompanying consolidated statement of operations. These amounts were not material. Additionally, the Company recorded the change in value related to cash flow hedges, which included foreign exchange contracts and interest rate swaps, to accumulated other comprehensive income. During the first quarter of 2001, changes in foreign exchange rates and interest rates resulted in an adjustment of $2.0 million to accumulated other comprehensive income in the accompanying consolidated balance sheet. This amount is expected to be recognized in the statement of operations during the next twelve months, offset by the effect of changes in the underlying basis of the hedged transactions.


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

     PART II.  OTHER INFORMATION
     ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         10.1 Amendment to Loan Agreement dated January 17, 2001, by and among the Company and the Chase Manhattan Bank (successor by merger to Chase Bank of Texas, National Association), individually and as Agent, and the other financial parties thereto.


         (b)   Reports on Form 8-K

               The Registrant filed reports on Form 8-K during the quarterly period ended March 31, 2001. All filings were reported under "Item 5, Other Events" and disclosed the following:

               1. Form 8-K dated January 22, 2001 relating to press releases announcing the acquisition of (a) the drilling fluids and solids control assets of Bolland & Cia; (b) Emerson's Sweco Division, which manufactures, markets and services specialty separation equipment; and (c) a definitive agreement to acquire substantially all of the net assets of Van Leeuwen Pipe and Tube Corporation.

               2. Form 8-K dated January 31, 2001 relating to a press release announcing the Company's results for the three months and the year ended December 31, 2000.

               3. Form 8-K dated February 2, 2001 relating to a press release announcing the acquisition of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation.

               4. Form 8-K dated February 16, 2001 relating to completion of an offering of $250 million of 6.75 percent senior notes due 2011.

               5. Form 8-K dated March 26, 2001 relating to a press release announcing the Company's financial outlook for the first quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SMITH INTERNATIONAL, INC.
                                     Registrant



Date:     May 14, 2001               By: /s/ Douglas L. Rock
     ------------------------------      -------------------------------
                                         Douglas L. Rock
                                         Chairman of the Board, Chief Executive
                                         Officer, President and Chief Operating
                                         Officer





Date:     May 14, 2001               By:  /s/ Margaret K. Dorman
     ------------------------------       ------------------------------
                                          Margaret K. Dorman
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                TITLE OF DOCUMENT
--------------                -----------------

   Ex 10.1                    Amendment to Loan Agreement
