Form 10-Q
period 2001-06-30
SMITH INTERNATIONAL INC
filed 2001-08-14
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

                             Commission file number
                                     1-8514



                            SMITH INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)



DELAWARE                                                        95-3822631
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



411 NORTH SAM HOUSTON PARKWAY, SUITE 600
HOUSTON, TEXAS                                                     77060
(Address of principal executive offices)                         (Zip Code)

                                 (281) 443-3370
              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of August 10, 2001 was 49,935,351.

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
PART I - FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)


      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Six Months ended June 30, 2001 and 2000......................................... 2


      CONSOLIDATED BALANCE SHEETS
      As of June 30, 2001 and December 31, 2000................................................................ 3


      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Six Months ended June 30, 2001 and 2000.......................................................... 4


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................... 5



    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............10



    Item 3. Qualitative and Quantitative Market Risk Disclosures...............................................15



PART II - OTHER INFORMATION



    Items 1-6..................................................................................................16



SIGNATURES.....................................................................................................17



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)

                                                  Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                               ------------------------    ----------------------------
                                                  2001          2000           2001            2000
                                               ----------    ----------    ------------    ------------

REVENUES ..................................    $  872,389    $  657,229    $  1,737,700    $  1,282,661

COSTS AND EXPENSES:
  Costs of Revenues .......................       613,453       482,894       1,232,675         946,843
  Selling Expenses ........................       128,541        99,794         251,717         195,098
  General and Administrative Expenses .....        35,106        28,532          68,602          56,145
  Goodwill Amortization ...................         3,941         2,699           7,772           5,340
                                               ----------    ----------    ------------    ------------

          Total Costs and Expenses ........       781,041       613,919       1,560,766       1,203,426
                                               ----------    ----------    ------------    ------------


INCOME BEFORE INTEREST AND TAXES ..........        91,348        43,310         176,934          79,235

INTEREST EXPENSE, NET .....................        10,738         8,758          21,081          17,523
                                               ----------    ----------    ------------    ------------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS ...............................        80,610        34,552         155,853          61,712

INCOME TAX PROVISION ......................        26,087        11,413          50,892          21,088
                                               ----------    ----------    ------------    ------------


INCOME BEFORE MINORITY INTERESTS ..........        54,523        23,139         104,961          40,624

MINORITY INTERESTS ........................        16,841         8,165          33,061          14,327
                                               ----------    ----------    ------------    ------------

NET INCOME ................................    $   37,682    $   14,974    $     71,900    $     26,297
                                               ==========    ==========    ============    ============

EARNINGS PER SHARE:
  Basic ...................................    $     0.75    $     0.30    $       1.44    $       0.53
                                               ==========    ==========    ============    ============
  Diluted .................................    $     0.75    $     0.30    $       1.42    $       0.52
                                               ==========    ==========    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ...................................        49,910        49,725          49,877          49,448
  Diluted .................................        50,517        50,363          50,505          50,153


        The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except par value data)

                                                                                    June 30,      December 31,
                                                                                      2001            2000
                                                                                  -----------     ------------
                                                                                  (Unaudited)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..................................................    $    39,938     $    36,544
  Receivables, net ...........................................................        726,096         654,420
  Inventories ................................................................        646,192         560,027
  Deferred tax assets, net ...................................................         27,785          29,462
  Prepaid expenses and other .................................................         38,334          29,550
                                                                                  -----------     -----------
          Total current assets ...............................................      1,478,345       1,310,003
                                                                                  -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................        426,951         409,048

GOODWILL, NET ................................................................        454,464         453,947

OTHER ASSETS .................................................................        136,034         122,289
                                                                                  -----------     -----------
TOTAL ASSETS .................................................................    $ 2,495,794     $ 2,295,287
                                                                                  ===========     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ................    $    86,266     $   165,951
  Accounts payable ...........................................................        298,488         280,820
  Accrued payroll costs ......................................................         54,742          62,934
  Income taxes payable .......................................................         30,710          23,747
  Other ......................................................................        135,093         109,352
                                                                                  -----------     -----------
          Total current liabilities ..........................................        605,299         642,804
                                                                                  -----------     -----------

LONG-TERM DEBT ...............................................................        494,101         374,716

DEFERRED TAX LIABILITIES .....................................................         44,405          44,659

OTHER LONG-TERM LIABILITIES ..................................................         42,183          37,945

MINORITY INTERESTS ...........................................................        420,157         377,682

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 2001 or 2000 ....................................             --              --
  Common stock, $1 par value; 150,000 shares authorized; 50,591 shares
    issued in 2001 (50,419 in 2000) ..........................................         50,591          50,419
  Additional paid-in capital .................................................        390,223         382,248
  Retained earnings ..........................................................        482,209         410,309
  Accumulated comprehensive loss .............................................        (25,672)        (17,793)
  Less - treasury securities, at cost; 656 common shares in 2001 and 2000 ....         (7,702)         (7,702)
                                                                                  -----------     -----------
          Total shareholders' equity .........................................        889,649         817,481
                                                                                  -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................    $ 2,495,794     $ 2,295,287
                                                                                  ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              ------------------------
                                                                                 2001           2000
                                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................................     $  71,900      $  26,297
Adjustments to reconcile net income to net cash provided by (used in)
operating activities, excluding the net effects of acquisitions:
  Depreciation and amortization .........................................        44,937         39,170
  Minority interests ....................................................        33,061         14,327
  Provision for losses on receivables ...................................         1,303          1,364
  Gain on disposal of property, plant and equipment .....................        (3,302)        (3,204)
  Foreign currency translation losses ...................................           571            913
Changes in operating assets and liabilities:
  Receivables ...........................................................       (42,608)       (49,792)
  Inventories ...........................................................       (54,063)       (27,234)
  Accounts payable ......................................................        (3,517)       (16,279)
  Other current assets and liabilities ..................................        12,179         11,192
  Other non-current assets and liabilities ..............................        (9,143)        (3,297)
                                                                              ---------      ---------

Net cash provided by (used in) operating activities .....................        51,318         (6,543)
                                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........................       (46,396)       (40,111)
Purchases of property, plant and equipment ..............................       (56,820)       (38,825)
Proceeds from disposal of property, plant and equipment .................         9,264          6,916
Other ...................................................................        (1,325)            --
                                                                              ---------      ---------

Net cash used in investing activities ...................................       (95,277)       (72,020)
                                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ................................       273,724         75,847
Principal payments of long-term debt ....................................      (201,899)        (9,214)
Net change in short-term borrowings .....................................       (41,838)         3,793
Proceeds from exercise of stock options .................................         5,455         16,977
Contribution by minority interest partner ...............................        12,000             --
                                                                              ---------      ---------

Net cash provided by financing activities ...............................        47,442         87,403
                                                                              ---------      ---------

Effect of exchange rate changes on cash .................................           (89)          (337)
                                                                              ---------      ---------

Increase in cash and cash equivalents ...................................         3,394          8,503
Cash and cash equivalents at beginning of period ........................        36,544         24,127
                                                                              ---------      ---------

Cash and cash equivalents at end of period ..............................     $  39,938      $  32,630
                                                                              =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ..................................................     $  17,450      $  16,216
Cash paid for income taxes ..............................................     $  37,503      $   9,799

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

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and modifies the application of the purchase accounting method.

         The FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," in July 2001 which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangibles will no longer be amortized to earnings but will be tested for impairment. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired during the remainder of the current fiscal year will be subject immediately to the provisions of the statement. Although the Company continues to evaluate the impact of this recently issued standard, assuming no asset impairment, the adoption of SFAS No. 142 will result in the elimination of $15.7 million of goodwill amortization expected to be recognized in fiscal 2001, or $9.2 million net of taxes and minority interests.

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

         The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. During the three-month and six-month periods ended June 30, 2001, the Company recorded the change in fair market value related to fair value hedges, which included foreign exchange contracts, to general and administrative expenses in the accompanying consolidated statement of operations. These amounts were not material. Additionally, the Company recorded the change in value related to cash flow hedges, which included foreign exchange contracts and interest rate swaps, to accumulated other comprehensive income. During the first six months of 2001, changes in foreign exchange rates and interest rates resulted in an adjustment of $2.3 million to accumulated other comprehensive income in the accompanying consolidated balance sheet. Of this amount, $2.1 million is expected to be recognized in the statement of operations during the next 12 months, offset by the effect of changes in the underlying basis of the hedged transactions.

3.       BUSINESS COMBINATIONS

         During the six months ended June 30, 2001, the Company completed the acquisitions of certain businesses for aggregate cash consideration of $46.4 million. The January 2001 acquisition of substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation ("Van Leeuwen"), a leading provider of pipe, valves and fittings to the refining, petrochemical and power generation industries, accounted for the majority of the current year activity. This transaction was financed with cash consideration of $41.1 million, borrowed under a short-term loan facility which was subsequently repaid with proceeds from the Company's public debt offering (see Note 8).

         These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the dates of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and is currently being amortized on a straight-line basis over 20 years.

         The balances included in the consolidated balance sheet as of June 30, 2001 related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 2000 (in thousands, except per share amounts):

                                                                     Six Months Ended
                                                                         June 30,
                                                               -----------------------------
                                                                   2001             2000
                                                               -----------       -----------

Revenues....................................................   $ 1,752,941       $ 1,422,054

Net income..................................................        71,255            26,003
Earnings per share:
          Basic.............................................   $      1.43       $      0.53
          Diluted...........................................          1.41              0.52

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

         The following schedule summarizes investing activities related to the current year acquisitions included in the consolidated statements of cash flows (in thousands):

Fair value of assets, net of cash acquired...................................   $   76,032
Goodwill recorded............................................................        5,947
Total liabilities assumed....................................................      (35,583)
                                                                                ----------
Cash paid for acquisition of businesses, net of cash acquired................   $   46,396
                                                                                ==========

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

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                             ----------------------      ----------------------
                                               2001          2000          2001          2000
                                             --------      --------      --------      --------
Basic EPS:

Net income .............................     $ 37,682      $ 14,974      $ 71,900      $ 26,297
                                             ========      ========      ========      ========

Weighted average number of common
  shares outstanding ...................       49,910        49,725        49,877        49,448
                                             ========      ========      ========      ========
Basic EPS ..............................     $   0.75      $   0.30      $   1.44      $   0.53
                                             ========      ========      ========      ========

Diluted EPS:

Net income .............................     $ 37,682      $ 14,974      $ 71,900      $ 26,297
                                             ========      ========      ========      ========

Weighted average number of common
  shares outstanding ...................       49,910        49,725        49,877        49,448
Dilutive effect of stock options .......          607           638           628           705
                                             --------      --------      --------      --------
                                               50,517        50,363        50,505        50,153
                                             ========      ========      ========      ========
Diluted EPS ............................     $   0.75      $   0.30      $   1.42      $   0.52
                                             ========      ========      ========      ========



5.       COMPREHENSIVE INCOME

         Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income during the periods presented. Accumulated other comprehensive income consists of currency translation adjustments and changes in the unrealized fair value of certain derivative financial instruments. The Company's comprehensive income is as follows (in thousands):



                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                             ----------------------      ----------------------
                                               2001          2000          2001          2000
                                             --------      --------      --------      --------
Net income .............................     $ 37,682      $ 14,974      $ 71,900      $ 26,297
Changes in unrealized fair value
  of derivatives .......................         (287)           --        (2,316)           --
Currency translation adjustments .......         (765)       (3,182)       (5,563)       (4,430)
                                             --------      --------      --------      --------
Comprehensive income ...................     $ 36,630      $ 11,792      $ 64,021      $ 21,867
                                             ========      ========      ========      ========

6.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                         June 30,      December 31,
                                                           2001            2000
                                                        ----------     ------------
Raw materials ....................................      $   50,313      $   46,923
Work-in-process ..................................          68,063          57,167
Products purchased for resale ....................         185,045         139,591
Finished goods ...................................         367,570         341,117
                                                        ----------      ----------
                                                           670,991         584,798
Reserves to state certain domestic inventories
  ($334,987 and $273,811 in 2001 and 2000,
  respectively) on a LIFO basis ..................         (24,799)        (24,771)
                                                        ----------      ----------
                                                        $  646,192      $  560,027
                                                        ==========      ==========

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):


                                                         June 30,      December 31,
                                                           2001            2000
                                                        ----------     ------------
Land .............................................      $   26,617      $   24,683
Buildings ........................................          93,195          91,432
Machinery and equipment ..........................         425,493         401,624
Rental tools .....................................         226,235         225,962
                                                        ----------      ----------
                                                           771,540         743,701

Less-accumulated depreciation ....................        (344,589)       (334,653)
                                                        ----------      ----------
                                                        $  426,951      $  409,048
                                                        ==========      ==========

8.       DEBT

         The following summarizes the Company's outstanding debt (in thousands):

                                                         June 30,      December 31,
                                                           2001            2000
                                                        ----------     ------------
Current:
  Short-term borrowings ..........................      $   59,448      $   75,394
  Current portion of long-term debt ..............          26,818          90,557
                                                        ----------      ----------
                                                        $   86,266      $  165,951
                                                        ==========      ==========
Long-Term:
  Notes, net of unamortized discounts ............      $  469,993      $  259,529
  Bank revolvers payable .........................          31,800         190,386
  Term loans and other ...........................          19,126          15,358
                                                        ----------      ----------
                                                           520,919         465,273
  Less current portion of long-term debt .........         (26,818)        (90,557)
                                                        ----------      ----------
                                                        $  494,101      $  374,716
                                                        ==========      ==========

         During the first quarter of 2001, the Company completed a public offering of $250.0 million of 6.75 percent senior notes which mature in February 2011. The Company received net proceeds of $246.7 million from the offering, which was used to repay short-term borrowings and indebtedness under revolving credit agreements.

         Principal payments of long-term debt for the twelve-month periods ending subsequent to June 30, 2002 are as follows (in thousands):

         2003......................................................................  $   50,172
         2004......................................................................      10,476
         2005......................................................................      10,476
         2006......................................................................      10,476
         Thereafter................................................................     412,501
                                                                                     ----------
                                                                                     $  494,101
                                                                                     ==========

9.       INDUSTRY SEGMENTS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company has two reportable segments: Oilfield Products and Services and Distribution.

         The following table presents financial information for each reportable segment (in thousands):

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                            --------------------------       -----------------------------
                                               2001            2000              2001             2000
                                            ----------      ----------       ------------     ------------
Revenues:
  Oilfield Products and Services.......     $  585,485      $  439,613       $  1,166,976     $    847,493
  Distribution.........................        286,904         217,616            570,724          435,168
                                            ----------      ----------       ------------     ------------
                                            $  872,389      $  657,229       $  1,737,700     $  1,282,661
                                            ==========      ==========       ============     ============
Income before interest and taxes:
  Oilfield Products and Services.......     $   85,841      $   41,044       $    166,242     $     74,470
  Distribution.........................          6,913           3,724             13,684            7,603
  General corporate....................         (1,406)         (1,458)            (2,992)          (2,838)
                                            ----------      ----------       ------------     ------------
                                            $   91,348      $   43,310       $    176,934     $     79,235
                                            ==========      ==========       ============     ============

10.      SUBSEQUENT EVENT

         On July 26, 2001, the Company announced that its Board of Directors had authorized a stock repurchase plan. The plan allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other factors. The program will be executed from time to time in the open market or in privately negotiated transactions. Repurchased shares will be added to the Company's existing treasury stock and may be used for acquisitions or other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Consolidated Financial Statements of the Company and the related notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K.

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

         During the first half of the current fiscal year, the average worldwide rig count reached the highest level reported in the last 15 years. The majority of the worldwide activity improvement has been attributable to increased U.S. natural gas drilling due, in part, to higher commodity prices. After reaching levels in excess of $9 per thousand British thermal units ("Btu") during late 2000 and early 2001, natural gas prices weakened in the second quarter and have since declined further, currently equaling approximately $3 per thousand Btu. To date, the decrease in the price of natural gas has not had a significant impact on the level of U.S. drilling activity. Although a substantial slowdown in the major global economies could impact energy demand and have an adverse effect on the Company's financial results; the moderate decline in U.S. drilling activity currently anticipated is not expected to have a significant impact on demand for the Company's products and services.

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

                                            Three Months Ended June 30,                  Six Months Ended June 30,
                                     --------------------------------------    -------------------------------------------
                                             2001                2000                   2001                   2000
                                     -----------------    -----------------    --------------------    -------------------
                                       Amount        %      Amount       %        Amount         %        Amount        %
                                     ---------     ---    ---------     ---    -----------      ---    -----------     ---
Revenues:
  M-I............................    $ 392,403      45    $ 294,425      45    $   784,672       45    $   562,202      44
  Smith Bits.....................      101,695      12       75,991      12        204,482       12        151,430      12
  Smith Services.................       91,387      10       69,197      10        177,822       10        133,861      10
                                     ---------     ---    ---------     ---    -----------      ---    -----------     ---
    Oilfield Products and Services     585,485      67      439,613      67      1,166,976       67        847,493      66
  Wilson.........................      286,904      33      217,616      33        570,724       33        435,168      34
                                     ---------     ---    ---------     ---    -----------      ---    -----------     ---

          Total..................    $ 872,389     100    $ 657,229     100    $ 1,737,700      100    $ 1,282,661     100
                                     =========     ===    =========     ===    ===========      ===    ===========     ===

Revenues by Area:
  United States..................    $ 468,434      54    $ 328,759      50    $   892,984       51    $   626,598      49
  Export.........................       32,262       4       30,193       5         68,714        4         57,043       4
  Non-United States..............      371,693      42      298,277      45        776,002       45        599,020      47
                                     ---------     ---    ---------     ---    -----------      ---    -----------     ---

          Total..................    $ 872,389     100    $ 657,229     100    $ 1,737,700      100    $ 1,282,661     100
                                     =========     ===    =========     ===    ===========      ===    ===========     ===

Income Before Interest and Taxes:
  Oilfield Products and Services.    $  85,841      15    $  41,044       9    $   166,242       14    $    74,470       9
  Distribution...................        6,913       2        3,724       2         13,684        2          7,603       2
  General corporate..............       (1,406)      *       (1,458)      *         (2,992)       *         (2,838)      *
                                     ---------     ---    ---------     ---    -----------      ---    -----------     ---

          Total..................    $  91,348      10    $   43,310      7    $   176,934       10    $    79,235       6
                                     =========     ===    =========     ===    ===========      ===    ===========     ===

* not meaningful

Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I's revenues increased $98.0 million, or 33 percent, from the second quarter of 2000 and $222.5 million, or 40 percent, from the first six months of 2000. The revenue growth from the prior year comparable periods is attributable to the approximate 28 percent increase in worldwide drilling activity and, to a lesser extent, acquisitions and improvements in product and service pricing. After excluding the effect of acquisitions, M-I's revenues in the second quarter of 2001 were 25 percent above the prior year period. The majority of the base business revenue increase was reported in the United States and Europe/Africa.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. Smith Bits' revenues rose $25.7 million, or 34 percent, from the second quarter 2000 and $53.1 million, or 35 percent, from the first six months of 2000. During the same periods, petroleum bit revenues, including three-cone and diamond bits, rose 37 percent and 38 percent, respectively, compared to an approximate 28 percent increase in the M-I worldwide rig count. While revenues increased in all geographic areas over amounts reported in the prior year quarter, the majority of the growth between the current and prior year periods is attributable to the higher drilling activity levels in the United States, Europe/Africa and Latin America. Additionally, price increases for petroleum drill bits and recent product introductions also contributed to the revenue increase from the comparable 2000 periods.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues increased $22.2 million, or 32 percent, from the second quarter of 2000 and $44.0 million, or 33 percent, from the first six months of 2000. Excluding the impact of the directional operations sold in early 2001, revenues were 39 percent above prior year levels on both a quarter and year-to-date basis. The base business revenue growth reflects the impact of the higher worldwide exploration and production activity levels, new contract awards and improved pricing. The majority of the revenue increase was reported in the United States, Latin America and the Middle East with significant year-over-year revenue growth across all product and service groups. Increased demand for drilling products and services, primarily tubular and inspection-related revenues, contributed over half of the base revenue growth.

Income Before Interest and Taxes

         Income before interest and taxes for the Oilfield Products and Services segment rose $44.8 million, or 109 percent, from the second quarter of 2000 and $91.8 million, or 123 percent, from the first six months of 2000. These increases reflect the impact of the significant revenue growth as well as the improvement in operating margins. On a quarter and six-month basis, operating margins for the oilfield operations increased by over five percentage points due primarily to the expansion in gross profit margins. The gross profit margins were favorably impacted by the higher sales and production volumes, pricing and, to a lesser extent, a favorable shift in sales mix. The balance of the operating margin improvement is attributable to the impact of higher revenue levels on sales and administrative support expenses.

Distribution Segment

Revenues

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $69.3 million, or 32 percent, from the second quarter of 2000 and $135.6 million, or 31 percent, from the first six months of 2000. After excluding the effect of the Van Leeuwen operations, acquired in January 2001, revenues were 12 percent and 13 percent, respectively, above the comparable prior year periods. Over 80 percent of the base revenue growth was reported in the United States where Wilson's energy branches were favorably impacted by the higher exploration and production levels.

Income Before Interest and Taxes

         Wilson's income before interest and taxes increased $3.2 million, or 86 percent, from the second quarter of 2000 and $6.1 million, or 80 percent, from the first six months of 2000. The majority of this growth is attributable to the approximate one percentage point improvement in operating margins due to increased fixed cost coverage in the operating expense line. The effect of improved gross margins in the U.S. energy branches in the current year periods was impacted by the higher proportion of industrial and downstream revenues, which traditionally generate lower gross profit margins.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                           Three Months Ended June 30,                  Six Months Ended June 30,
                                    --------------------------------------    ------------------------------------------
                                           2001                  2000                  2001                   2000
                                    -----------------    -----------------    -------------------    -------------------
                                      Amount       %       Amount       %        Amount        %        Amount        %
                                    ----------    ---    ----------    ---    ------------    ---    -----------     ---
Revenues........................    $  872,389    100    $  657,229    100    $  1,737,700    100    $ 1,282,661     100
                                    ----------    ---    ----------    ---    ------------    ---    -----------     ---

Gross profit....................       258,936     30       174,335     26         505,025     29        335,818      26

Operating expenses..............       167,588     20       131,025     20         328,091     19        256,583      20
                                    ----------    ---    ----------    ---    ------------    ---    -----------     ---

Income before interest and taxes        91,348     10        43,310      6         176,934     10         79,235       6
Interest expense, net...........        10,738      1         8,758      1          21,081      1         17,523       1
                                    ----------    ---    ----------    ---    ------------    ---    -----------     ---

Income before income
  taxes and minority interests..        80,610      9        34,552      5         155,853      9         61,712       5
Income tax provision............        26,087      3        11,413      2          50,892      3         21,088       2
                                    ----------    ---    ----------    ---    ------------    ---    -----------     ---

Income before minority
  interests.....................        54,523      6        23,139      3         104,961      6         40,624       3
Minority interests..............        16,841      2         8,165      1          33,061      2         14,327       1
                                    ----------    ---    ----------    ---    ------------    ---    -----------     ---

Net income......................    $   37,682      4    $   14,974      2    $     71,900      4    $    26,297       2
                                    ==========    ===    ==========    ===    ============    ===    ===========     ===

         Consolidated revenues increased $215.2 million, or 33 percent, from the second quarter of 2000 and $445.0 million, or 35 percent, from the first six months of 2000. Approximately 70 percent of the revenue improvement over the prior year periods is attributable to base business growth. After excluding the effect of acquired operations and the sale of Smith Services' directional business, consolidated revenues were 23 percent above the second quarter of 2000. The year-to-year increase in revenues is attributable to the higher drilling activity levels as well as improved pricing for the oilfield operations' products and services. On a geographic basis, the majority of the increase was generated in the United States and Europe/Africa.

         Gross profit rose $84.6 million, or 49 percent, from the second quarter of 2000 and $169.2 million, or 50 percent, from the first six months of 2000. Higher revenue levels together with improved oilfield operation gross margins accounted for the gross profit increases from the 2000 levels. Consolidated gross profit margins were 30 percent in the second quarter of 2001 and 29 percent on a year-to-date basis, an increase of four percentage points and three percentage points, respectively, over the prior year periods. The improvement is attributable to the Oilfield Products and Services segment reflecting primarily the effect of higher sales and production volumes and product and service pricing improvements.

         Operating expenses, consisting of selling, general and administrative expenses, increased $36.6 million from the second quarter of 2000 and $71.5 million from the first six months of 2000. The majority of the overall operating expense increase is attributable to the growth in base revenue volumes, which contributed to a 16 percent increase in personnel levels. Incremental expenses associated with acquired operations since June 30, 2000 also contributed to the increase, and collectively accounted for over one-third of the increase over the prior year periods. Operating expenses as a percentage of revenues declined one percentage point from the first half of 2000 reflecting higher fixed cost coverage related to the overall sales and administrative functions.

 Net interest expense, which represents interest expense less interest income, was $2.0 million above the second quarter of 2000 and $3.6 million above the first six months of 2000. The increase reflects the addition of $107.8 million in outstanding debt during the twelve-month period, which was incurred primarily in connection with acquisitions completed in the fourth quarter of 2000 and the first quarter of 2001.

         The effective tax rate approximated 33 percent for the first six months of 2001, which is below the prior year rate and the U.S. statutory rate. The effective tax rate in 2001 is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The current period effective rate is below the prior period rate as a result primarily of a favorable shift in the geographic mix of pre-tax income and the impact of higher pre-tax income on certain non-deductible expenses.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests increased $8.7 million from the second quarter of 2000 and $18.7 million from the first six months of 2000 as a result of the improved profitability of the M-I joint venture.

LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents totaled $39.9 million at June 30, 2001, an increase of $3.4 million from December 31, 2000. Cash flows provided by operations were $51.3 million in the first six months of 2001, which is $57.8 million above the amount reported in the comparable period in 2000. This improvement reflects the higher profitability levels; however, cash flows from operations were not sufficient to fund capital expenditure and acquisition needs resulting in borrowings of $30.0 million during the first six months of 2001.

         Cash flows utilized in investing activities equaled $95.3 million consisting of $47.6 million of investments in net property, plant and equipment and $47.7 million for acquisitions and other investing activities. On January 31, 2001, the Company acquired substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation for cash consideration of $41.1 million. Additionally, the Company completed other acquisitions in the second quarter of 2001 for combined cash consideration of $5.3 million. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. In February 2001, the Company completed a public offering of $250.0 million of 6.75 percent senior notes which was used to repay short-term borrowings and the majority of the Company's indebtedness under revolving credit agreements. The Company's revolving lines of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $202.9 million at June 30, 2001. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

         On July 26, 2001, the Company announced that its Board of Directors had authorized a stock repurchase plan. The plan allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other factors. Share repurchases, if they arise, will be financed with cash on-hand or borrowings under existing credit facilities.

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and modifies the application of the purchase accounting method.

         The FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," in July 2001 which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangibles will no longer be amortized to earnings but will be tested for impairment. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired during the remainder of the current fiscal year will be subject immediately to the provisions of the statement. Although the Company continues to evaluate the impact of this recently issued standard, assuming no asset impairment, the adoption of SFAS No. 142 will result in the elimination of $15.7 million of goodwill amortization expected to be recognized in fiscal 2001, or $9.2 million net of taxes and minority interests.

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

         The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. During the three-month and six-month periods ended June 30, 2001, the Company recorded the change in fair market value related to fair value hedges, which included foreign exchange contracts, to general and administrative expenses in the accompanying consolidated statement of operations. These amounts were not material. Additionally, the Company recorded the change in value related to cash flow hedges, which included foreign exchange contracts and interest rate swaps, to accumulated other comprehensive income. During the first six months of 2001, changes in foreign exchange rates and interest rates resulted in an adjustment of $2.3 million to accumulated other comprehensive income in the accompanying consolidated balance sheet. Of this amount, $2.1 million is expected to be recognized in the statement of operations during the next 12 months, offset by the effect of changes in the underlying basis of the hedged transactions.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on May 22, 2001, shareholders of the Company elected all nominated directors, ratified the Company's appointment of auditors, approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150 million shares, and approved amendments to the Smith International, Inc. Stock Plan for Outside Directors by the votes shown below.

                                          For        Withheld        Abstain
                                     ------------   -----------    ------------
Election of directors:
     James R. Gibbs.................. 39,280,989        4,536       7,412,745
     Jerry W. Neely.................. 39,213,513       72,012       7,480,221

                                          For         Against        Abstain
                                     ------------   -----------    ------------

Approval of amendment to increase
     the number of authorized shares
     of common stock................. 33,801,634    2,869,522          22,578


                                          For         Against        Abstain
                                     ------------   -----------    ------------

Approval of amendment to Stock Plan
     for Outside Directors........... 42,254,614    4,383,136          55,984


                                          For         Against        Abstain
                                     ------------   -----------    ------------

Ratification of auditors............. 46,626,205       52,479          15,050

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  None.

(b)      Reports on Form 8-K

         The Registrant filed a Form 8-K dated April 18, 2001, reporting under "Item 5. Other Events," related to a press release announcing the Company's results for the three months ended March 31, 2001.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SMITH INTERNATIONAL, INC.
                                      Registrant



Date:     August 13, 2001             By: /s/ Douglas L. Rock
     ---------------------------        ----------------------------------------
                                          Douglas L. Rock
                                          Chairman of the Board, Chief Executive
                                          Officer, President and
                                          Chief Operating Officer





Date:     August 13, 2001             By: /s/ Margaret K. Dorman
     ---------------------------        ----------------------------------------
                                          Margaret K. Dorman
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)