Form 10-Q
period 2001-09-30
SMITH INTERNATIONAL INC
filed 2001-11-14
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from ____ to ____

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of November 8, 2001 was 49,399,451.

INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months ended September 30, 2001 and 2000....................................2

      CONSOLIDATED BALANCE SHEETS
      As of September 30, 2001 and December 31, 2000............................................................3

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months ended September 30, 2001 and 2000.....................................................4

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................................5

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

    Item 3. Qualitative and Quantitative Market Risk Disclosures...............................................17

PART II - OTHER INFORMATION

    Items 1-6..................................................................................................18

SIGNATURES.....................................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                   September 30,
                                                ---------------------------   ---------------------------
                                                    2001           2000           2001          2000
                                                ------------   ------------   ------------   ------------

REVENUES ....................................   $    909,682   $    718,470   $  2,647,382   $  2,001,131

COSTS AND EXPENSES:
  Costs of Revenues .........................        636,626        523,118      1,869,301      1,469,961
  Selling Expenses ..........................        132,735        107,060        384,452        302,158
  General and Administrative Expenses .......         36,574         31,269        105,176         87,414
  Goodwill Amortization .....................          3,966          2,804         11,738          8,144
                                                ------------   ------------   ------------   ------------

          Total Costs and Expenses ..........        809,901        664,251      2,370,667      1,867,677
                                                ------------   ------------   ------------   ------------

INCOME BEFORE INTEREST AND TAXES ............         99,781         54,219        276,715        133,454

INTEREST EXPENSE, NET .......................         10,653          8,554         31,734         26,077
                                                ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS .................................         89,128         45,665        244,981        107,377

INCOME TAX PROVISION ........................         28,941         15,131         79,833         36,219
                                                ------------   ------------   ------------   ------------

INCOME BEFORE MINORITY INTERESTS ............         60,187         30,534        165,148         71,158

MINORITY INTERESTS ..........................         18,121         10,060         51,182         24,387
                                                ------------   ------------   ------------   ------------

NET INCOME ..................................   $     42,066   $     20,474   $    113,966   $     46,771
                                                ============   ============   ============   ============

EARNINGS PER SHARE:
  Basic .....................................   $       0.84   $       0.41   $       2.29   $       0.94
                                                ============   ============   ============   ============
  Diluted ...................................   $       0.84   $       0.41   $       2.26   $       0.93
                                                ============   ============   ============   ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic .....................................         49,831         49,750         49,862         49,550
  Diluted ...................................         50,210         50,387         50,400         50,231


       The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except par value data)



                                                                                September 30,     December 31,
                                                                                    2001             2000
                                                                                -------------    -------------
                                                                                (Unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................................   $      45,263    $      36,544
  Receivables, net ..........................................................         774,326          654,420
  Inventories ...............................................................         655,480          560,027
  Deferred tax assets, net ..................................................          25,488           29,462
  Prepaid expenses and other ................................................          40,970           29,550
                                                                                -------------    -------------
          Total current assets ..............................................       1,541,527        1,310,003
                                                                                -------------    -------------

PROPERTY, PLANT AND EQUIPMENT, NET ..........................................         448,776          409,048

GOODWILL, NET ...............................................................         479,935          453,947

OTHER ASSETS ................................................................         137,288          122,289
                                                                                -------------    -------------
TOTAL ASSETS ................................................................   $   2,607,526    $   2,295,287
                                                                                =============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ...............   $      83,634    $     165,951
  Accounts payable ..........................................................         308,624          280,820
  Accrued payroll costs .....................................................          67,152           62,934
  Income taxes payable ......................................................          46,249           23,747
  Other .....................................................................         126,458          109,352
                                                                                -------------    -------------
          Total current liabilities .........................................         632,117          642,804
                                                                                -------------    -------------

LONG-TERM DEBT ..............................................................         532,532          374,716

DEFERRED TAX LIABILITIES ....................................................          47,662           44,659

OTHER LONG-TERM LIABILITIES .................................................          42,567           37,945

MINORITY INTERESTS ..........................................................         437,704          377,682

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 2001 or 2000 ...................................              --               --
  Common stock, $1 par value; 150,000 shares authorized; 50,592 shares
    issued in 2001 (50,419 in 2000) .........................................          50,592           50,419
  Additional paid-in capital ................................................         390,228          382,248
  Retained earnings .........................................................         524,275          410,309
  Accumulated comprehensive loss ............................................         (21,021)         (17,793)
  Less - treasury securities, at cost; 1,192 shares in 2001 (656 in 2000) ...         (29,130)          (7,702)
                                                                                -------------    -------------
          Total shareholders' equity ........................................         914,944          817,481
                                                                                -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................   $   2,607,526    $   2,295,287
                                                                                =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                               ------------------------------
                                                                                   2001              2000
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................     $    113,966      $     46,771
Adjustments to reconcile net income to net cash provided by Operating activities, excluding the net effects of acquisitions:
  Depreciation and amortization ..........................................           68,108            59,600
  Minority interests .....................................................           51,182            24,387
  Provision for losses on receivables ....................................            2,064             2,149
  Gain on disposal of property, plant and equipment ......................           (5,463)           (5,234)
  Foreign currency translation losses ....................................              516             1,290
  Changes in operating assets and liabilities:
  Receivables ............................................................          (81,993)         (108,550)
  Inventories ............................................................          (47,741)          (31,275)
  Accounts payable .......................................................             (634)           18,848
  Other current assets and liabilities ...................................           32,878            25,914
  Other non-current assets and liabilities ...............................           (9,997)           (5,238)
                                                                               ------------      ------------

Net cash provided by operating activities ................................          122,886            28,662
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ..........................          (97,119)          (40,111)
Purchases of property, plant and equipment ...............................          (88,313)          (66,779)
Proceeds from disposal of property, plant and equipment ..................           14,856            11,757
Other ....................................................................           (2,084)               --
                                                                               ------------      ------------

Net cash used in investing activities ....................................         (172,660)          (95,133)
                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt .................................          290,742            83,062
Principal payments of long-term debt .....................................         (213,252)          (25,214)
Net change in short-term borrowings ......................................          (14,982)              913
Purchases of treasury stock ..............................................          (21,428)               --
Proceeds from exercise of stock options ..................................            5,463            17,564
Contribution by minority interest partner ................................           12,000                --
                                                                               ------------      ------------

Net cash provided by financing activities ................................           58,543            76,325
                                                                               ------------      ------------

Effect of exchange rate changes on cash ..................................              (50)             (312)
                                                                               ------------      ------------

Increase in cash and cash equivalents ....................................            8,719             9,542
Cash and cash equivalents at beginning of period .........................           36,544            24,127
                                                                               ------------      ------------

Cash and cash equivalents at end of period ...............................     $     45,263      $     33,669
                                                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ...................................................     $     35,654      $     26,044
Cash paid for income taxes ...............................................     $     45,126      $     15,746



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

2. RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

         In July 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted by the Company no later than January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact, if any, on its financial statements upon adoption.

         The FASB issued SFAS No. 141, "Business Combinations," in July 2001, which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and modifies the application of the purchase accounting method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001 which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangibles will no longer be amortized to earnings but will be tested for impairment. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired subsequent to June 30, 2001 are subject immediately to the provisions of the statement. Although the Company continues to evaluate the impact of this recently issued standard, the adoption of SFAS No. 142 will result in the elimination of $15.7 million of goodwill amortization recognized in fiscal 2001, or $9.2 million net of taxes and minority interests.

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. The Company occasionally employs derivative financial instruments such as foreign exchange contracts, foreign exchange options and interest rate swap contracts to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

         The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. During the three-month and nine-month periods ended September 30, 2001, the Company recorded the change in fair market value related to fair value hedges, which included foreign exchange contracts, to general and administrative expenses in the accompanying consolidated statement of operations. These amounts were not material. Additionally, the Company recorded the change in value related to cash flow hedges, which included foreign exchange contracts and interest rate swaps, to accumulated other comprehensive income. During the first nine months of 2001, changes in foreign exchange rates and interest rates resulted in an adjustment of $0.2 million to accumulated other comprehensive income in the accompanying consolidated balance sheet. Of this amount, $0.1 million is expected to be recognized in the statement of operations during the next 12 months, offset by the effect of changes in the underlying basis of the hedged transactions.

3. BUSINESS COMBINATIONS

         During the six months ended June 30, 2001, the Company completed two acquisitions for aggregate cash consideration of $46.4 million. The January 2001 acquisition of substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation ("Van Leeuwen"), a leading provider of pipe, valves and fittings to the refining, petrochemical and power generation industries, accounted for the majority of the acquisition consideration for the six-month period. This transaction was financed with amounts borrowed under a short-term loan facility which was subsequently repaid with proceeds from the Company's public debt offering (see Note 8).

         During the three months ended September 30, 2001, the Company completed eight acquisitions for aggregate cash consideration of $50.7 million. On July 2, 2001, the Company acquired Star Tool Company ("Star Tool"), which provides fishing and rental tool services for customers in the U.S. Permian Basin market. Star Tool, which generated revenues of approximately $18.0 million during the twelve-month period ended September 30, 2001, has been integrated into the Smith Services operations. On August 22, 2001, M-I acquired BW Group plc ("BW Group"), an Aberdeen, Scotland-based provider of drilling and completion fluids to the North Sea market. BW Group reported revenues of approximately $22.0 million during the twelve-month period ended September 30, 2001. These two transactions accounted for the majority of the acquisition consideration for the three-month period and were financed with borrowings under credit facilities.

         These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the dates of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net tangible assets and identifiable intangible assets acquired has been recorded as goodwill. For acquisitions completed during the first six months of 2001, goodwill is being amortized on a straight-line basis over 20 years. Goodwill recorded from acquisitions completed subsequent to June 30, 2001, in the amount of approximately $31.5 million, is not subject to amortization, in accordance with the provisions of SFAS No. 142.

        The balances included in the consolidated balance sheet as of September 30, 2001 related to these acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 2000. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities (in thousands, except per share amounts):



                                       Nine Months Ended
                                         September 30,
                                 -------------------------------
                                     2001               2000
                                 -------------     -------------

Revenues ...................     $   2,688,294     $   2,227,914

Net income .................           114,235            44,973
Earnings per share:
          Basic ............     $        2.29     $        0.91
          Diluted ..........              2.27              0.90

         The following schedule summarizes investing activities related to the current year acquisitions included in the consolidated statements of cash flows (in thousands):



Fair value of tangible assets, net of cash acquired ................     $    113,410
Goodwill and other intangible assets recorded ......................           36,746
Total liabilities assumed ..........................................          (53,037)
                                                                         ------------
Cash paid for acquisition of businesses, net of cash acquired ......     $     97,119
                                                                         ============

         On a segment basis, $35.4 million of goodwill and other intangible assets relates to the Oilfield Products and Services group, and $1.3 million of goodwill and other intangible assets is associated with the Distribution segment.

4. EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Certain outstanding employee stock options were not included in the computation of diluted earnings per common share as the exercise price was greater than the average market price for the Company's stock during the corresponding period. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):



                                                      Three Months Ended                 Nine Months Ended
                                                          September 30,                    September 30,
                                                  -----------------------------     -----------------------------
                                                     2001              2000             2001             2000
                                                  ------------     ------------     ------------     ------------
Basic EPS:

Net income ..................................     $     42,066     $     20,474     $    113,966     $     46,771
                                                  ============     ============     ============     ============

Weighted average number of common
  shares outstanding ........................           49,831           49,750           49,862           49,550
                                                  ============     ============     ============     ============
Basic EPS ...................................     $       0.84     $       0.41     $       2.29     $       0.94
                                                  ============     ============     ============     ============

Diluted EPS:

Net income ..................................     $     42,066     $     20,474     $    113,966     $     46,771
                                                  ============     ============     ============     ============

Weighted average number of common
  shares outstanding ........................           49,831           49,750           49,862           49,550
Dilutive effect of stock options ............              379              637              538              681
                                                  ------------     ------------     ------------     ------------
                                                        50,210           50,387           50,400           50,231
                                                  ============     ============     ============     ============
Diluted EPS .................................     $       0.84     $       0.41     $       2.26     $       0.93
                                                  ============     ============     ============     ============

5. COMPREHENSIVE INCOME

         Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income during the periods presented. Accumulated other comprehensive income consists of currency translation adjustments and changes in the unrealized fair value of certain derivative financial instruments. The Company's comprehensive income is as follows (in thousands):

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                             -----------------------------      ------------------------------
                                                 2001             2000             2001               2000
                                             ------------     ------------      ------------      ------------
Net income .............................     $     42,066     $     20,474      $    113,966      $     46,771
Changes in unrealized fair value
  of derivatives, net ..................            2,497               --               181                --
Currency translation adjustments .......            2,154           (3,778)           (3,409)           (8,208)
                                             ------------     ------------      ------------      ------------
Comprehensive income ...................     $     46,717     $     16,696      $    110,738      $     38,563
                                             ============     ============      ============      ============

         As of September 30, 2001, accumulated comprehensive loss in the accompanying consolidated balance sheet includes $21.2 million of cumulative currency translation losses, offset by $0.2 million of cumulative changes in unrealized fair value of derivatives.

6. INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                           September 30,      December 31,
                                                               2001               2000
                                                           -------------      -------------
Raw materials ........................................     $      47,808      $      46,923
Work-in-process ......................................            65,332             57,167
Products purchased for resale ........................           173,356            139,591
Finished goods .......................................           393,025            341,117
                                                           -------------      -------------
                                                                 679,521            584,798
Reserves to state certain domestic inventories
  ($323,576 in 2001 and $273,811 in 2000)
  on a LIFO basis ....................................           (24,041)           (24,771)
                                                           -------------      -------------

                                                           $     655,480      $     560,027
                                                           =============      =============

7. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                        September 30,       December 31,
                                            2001                2000
                                        -------------      -------------
Land ..............................     $      27,515      $      24,683
Buildings .........................            94,315             91,432
Machinery and equipment ...........           446,389            401,624
Rental tools ......................           239,242            225,962
                                        -------------      -------------
                                              807,461            743,701

Less-accumulated depreciation .....          (358,685)          (334,653)
                                        -------------      -------------
                                        $     448,776      $     409,048
                                        =============      =============

8. DEBT

         The following summarizes the Company's outstanding debt (in thousands):

                                                     September 30,       December 31,
                                                         2001                2000
                                                     -------------      -------------
Current:
  Short-term borrowings ........................     $      60,915      $      75,394
  Current portion of long-term debt ............            22,719             90,557
                                                     -------------      -------------
                                                     $      83,634      $     165,951
                                                     =============      =============
Long-Term:
  Notes, net of unamortized discounts ..........     $     462,906      $     259,529
  Bank revolvers payable .......................            76,000            190,386
  Term loans and other .........................            16,345             15,358
                                                     -------------      -------------
                                                           555,251            465,273
  Less current portion of long-term debt .......           (22,719)           (90,557)
                                                     -------------      -------------
                                                     $     532,532      $     374,716
                                                     =============      =============

         During the first quarter of 2001, the Company completed a public offering of $250.0 million of 6.75 percent senior notes which mature in February 2011. The Company received net proceeds of $246.7 million from the offering, which was used to repay short-term borrowings and indebtedness under revolving credit agreements.

         Principal payments of long-term debt for the twelve-month periods ending subsequent to September 30, 2002 are as follows (in thousands):

2003 ...............     $     95,690
2004 ...............           10,476
2005 ...............           10,476
2006 ...............           10,476
Thereafter .........          405,414
                         ------------
                         $    532,532
                         ============

9. SHAREHOLDERS' EQUITY

         During the current fiscal year, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other factors. During the third quarter of 2001, the Company repurchased 536,200 shares of common stock at an aggregate cost of $21.4 million. The acquired shares have been added to the Company's treasury stock holdings, which equaled 1,192,054 shares at September 30, 2001, and may be used for acquisitions or other corporate purposes. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.

10. INDUSTRY SEGMENTS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company has two reportable segments: Oilfield Products and Services and Distribution.

         The following table presents financial information for each reportable segment (in thousands):

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,
                                             --------------------------------      --------------------------------
                                                 2001               2000               2001               2000
                                             -------------      -------------      -------------      -------------
Revenues:
  Oilfield Products and Services .......     $     622,203      $     485,760      $   1,789,179      $   1,333,253
  Distribution .........................           287,479            232,710            858,203            667,878
                                             -------------      -------------      -------------      -------------
                                             $     909,682      $     718,470      $   2,647,382      $   2,001,131
                                             =============      =============      =============      =============
Income before interest and taxes:
  Oilfield Products and Services .......     $      93,975      $      51,343      $     260,217      $     125,813
  Distribution .........................             7,344              4,231             21,028             11,834
  General corporate ....................            (1,538)            (1,355)            (4,530)            (4,193)
                                             -------------      -------------      -------------      -------------
                                             $      99,781      $      54,219      $     276,715      $     133,454
                                             =============      =============      =============      =============

11. SUBSEQUENT EVENTS

         Subsequent to September 30, 2001, the Company has acquired three business operations for total cash consideration of $144.7 million.

         M-I, the operations owned jointly by the Company and Schlumberger Limited, acquired the SulfaTreat Company ("SulfaTreat") and the oilfield and industrial screen operations of Madison Filter Belgium S.A. ("Madison") for cash consideration of $128.5 million. SulfaTreat, a natural-gas production services company headquartered in the United States, generated revenues of approximately $12.0 million during the twelve-month period ended September 30, 2001. Madison, which includes United Wire Ltd. based in Scotland and Southwestern Wire Cloth, Inc. based in the United States, manufactures and markets screens for oilfield shakers and provides screening products for use in a broad range of industrial markets. Madison reported revenues of approximately $61.0 million during the twelve-month period ended September 30, 2001.

         On October 10, 2001, the Company acquired a majority interest in United Engineering Services LLC ("UES"), an engineering and manufacturing services company incorporated in Oman. UES generated revenues of approximately $55.0 million during the twelve-month period ended September 30, 2001 and has been integrated into the Smith Services operations.

         The acquisitions will be accounted for by the purchase method and, accordingly, included in the results of operations as of the respective dates of acquisition. The above acquisitions were financed with a combination of borrowings under revolving credit agreements, proceeds from a $75.0 million floating rate note offering and minority partner contributions. The notes accrue interest based on a floating rate, subject to quarterly adjustments, equal to LIBOR plus 112.5 basis points. Interest on the notes is payable quarterly beginning January 15, 2002.

         Additionally, the Company completed the formation of a joint venture with Sandvik AB to design, manufacture and market roller-cone and specialty drill bits used in the mining and construction industry. The Company will account for its interest in the joint venture under the equity method of accounting. The assets contributed by the Company to the joint venture generated revenues of approximately $5.8 million and $16.3 million in the three-month and nine-month periods ended September 30, 2001, respectively.

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

         The Company's oilfield segment is primarily driven by the level of exploration and production activity in international markets, which has remained relatively stable during the current year. North American drilling activity, however, peaked during July 2001 and has subsequently declined approximately 22 percent from those levels due to the impact of lower natural gas prices. Significant exposure to the U.S. deepwater market, which is more revenue-intensive and less susceptible to short-term variations in energy prices, has limited the impact of the activity decline on sales volumes to date. However, a continued deterioration in the U.S. or other major world economies could further impact North American activity levels or activity in international markets. A substantial decline in activity levels could result in lower demand for the Company's products and services, and adversely impact future financial results.

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

                                                 Three Months Ended September 30,             Nine Months Ended September 30,
                                           -------------------------------------------   -------------------------------------------
                                                    2001                  2000                    2001                    2000
                                           --------------------   --------------------   --------------------   --------------------
                                             Amount         %       Amount         %       Amount         %       Amount         %
                                           -----------    -----   -----------    -----   -----------    -----   -----------    -----
Revenues:
  M-I ..................................   $   412,364       45   $   326,446       45   $ 1,197,036       45   $   888,648       44
  Smith Bits ...........................       105,135       12        84,018       12       309,617       12       235,448       12
  Smith Services .......................       104,704       11        75,296       10       282,526       11       209,157       10
                                           -----------    -----   -----------    -----   -----------    -----   -----------    -----
    Oilfield Products and Services .....       622,203       68       485,760       67     1,789,179       68     1,333,253       66
  Wilson ...............................       287,479       32       232,710       33       858,203       32       667,878       34
                                           -----------    -----   -----------    -----   -----------    -----   -----------    -----

          Total ........................   $   909,682      100   $   718,470      100   $ 2,647,382      100   $ 2,001,131      100
                                           ===========    =====   ===========    =====   ===========    =====   ===========    =====

Revenues by Area:
  United States ........................   $   480,125       53   $   358,935       50   $ 1,373,109       52   $   985,533       49
  Export ...............................        30,009        3        28,240        4        98,723        4        85,283        4
  Non-United States ....................       399,548       44       331,295       46     1,175,550       44       930,315       47
                                           -----------    -----   -----------    -----   -----------    -----   -----------    -----

          Total ........................   $   909,682      100   $   718,470      100   $ 2,647,382      100   $ 2,001,131      100
                                           ===========    =====   ===========    =====   ===========    =====   ===========    =====

Income Before Interest and Taxes:
  Oilfield Products and Services .......   $    93,975       15   $    51,343       11   $   260,217       15   $   125,813        9
  Distribution .........................         7,344        3         4,231        2        21,028        3        11,834        2
  General corporate ....................        (1,538)       *        (1,355)       *        (4,530)       *        (4,193)       *
                                           -----------    -----   -----------    -----   -----------    -----   -----------    -----

          Total ........................   $    99,781       11   $    54,219        8   $   276,715       10   $   133,454        7
                                           ===========    =====   ===========    =====   ===========    =====   ===========    =====

*not meaningful

Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I's revenues rose $85.9 million, or 26 percent, from the third quarter of 2000 and $308.4 million, or 35 percent, from the first nine months of 2000. The majority of the revenue improvement over the prior year periods reflects increased demand for base-fluid products and fluid processing and waste management services as a result of higher worldwide exploration and development activity. The favorable revenue variances also reflects the impact of the acquisitions of Sweco and other operations completed over the past 12 months, and improved pricing for product and services. After excluding the impact of acquired operations, M-I's revenues in the third quarter and first nine months of 2001 were 19 percent and 26 percent above the prior year periods, respectively, compared to corresponding increases in the M-I worldwide rig count of 15 percent and 24 percent. On a geographic basis, the majority of the growth in base business revenues was reported in the United States, Europe/Africa and Latin America.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. Smith Bits' revenues increased $21.1 million, or 25 percent, from the third quarter 2000 and $74.2 million, or 32 percent, from the first nine months of 2000. On a combined basis, petroleum three-cone and diamond bit revenues rose 28 percent over the level reported for the three months ended September 30, 2001. When compared to the prior year periods, the revenue increases on a percentage basis exceeded the average rig count increases in all geographic areas due to recent product introductions, increased market penetration and improved pricing. The majority of the growth from year-to-year is attributable to the improved drilling activity levels in the United States and Europe/Africa. Smith Bits' mining bit operations, which were contributed to a newly-formed joint venture with Sandvik AB in October 2001 and will no longer be consolidated, generated approximately $5.8 million and $16.3 million of revenues in the current year quarter and nine-month period, respectively.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues increased $29.4 million, or 39 percent, from the third quarter of 2000 and $73.4 million, or 35 percent, from the first nine months of 2000. After excluding the effect of the acquisition of Star Tool Company and the divestiture of the directional operations, revenues for the current year periods were 39 percent over levels reported in the previous year periods. The significant increase in base business revenues is attributable to higher worldwide exploration and production activity levels, new contract awards and favorable product and service pricing. Smith Services' revenues increased over prior year levels in all geographic areas, with the majority of the improvement reported in the United States. While revenues rose in all product and service groups, increased demand for tubular products and inspection services as well as higher reported drill pipe revenues related to an alliance with a specialty drill pipe manufacturer, contributed the majority of the year-over-year base growth.

Income Before Interest and Taxes

         Income before interest and taxes for the Oilfield Products and Services segment increased $42.6 million, or 83 percent, from the third quarter of 2000 and $134.4 million, or 107 percent, from the first nine months of 2000. The significant improvement in income before interest and taxes resulted from the increase in reported revenues, and to a lesser extent, higher operating margins. Operating margins for the current year periods rose by four percentage points and six percentage points, respectively, over the three-month and nine-month periods ended September 30, 2000, attributable primarily to improved gross profit margins. Gross profit margins in the current year periods reflect the favorable effect of higher sales and production volumes and improved pricing. The balance of the operating margin improvement is attributable to the impact of higher revenue levels on fixed cost coverage related to sales and administrative support expenses.

Distribution Segment

Revenues

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues increased $54.8 million, or 24 percent, from the third quarter of 2000 and $190.3 million, or 28 percent, from the first nine months of 2000. Excluding the impact of the Van Leeuwen operations, acquired in early 2001, revenues were 7 percent and 11 percent, respectively, above the same periods last year. The majority of the base revenue increase was reported in the energy branch operations in the United States, reflecting the improvement in activity levels.

Income Before Interest and Taxes

         Wilson's income before interest and taxes increased $3.1 million, or 74 percent, from the third quarter of 2000 and $9.2 million, or 78 percent, from the first nine months of 2000. The increases over the prior year period reflect the impact of the higher revenue levels and, to a lesser extent, the approximate one percentage point improvement in operating margins. The effect of improved gross margins in the U.S. energy branches in the current year periods was impacted by the higher proportion of industrial and downstream revenues, which traditionally generate lower gross profit margins.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                               Three Months Ended September 30,           Nine Months Ended September 30,
                                           ---------------------------------------   ---------------------------------------
                                                  2001                2000                  2001                 2000
                                           ------------------   ------------------   ------------------   ------------------
                                             Amount       %       Amount       %       Amount       %       Amount       %
                                           ----------   -----   ----------   -----   ----------   -----   ----------   -----
Revenues ...............................   $  909,682     100   $  718,470     100   $2,647,382     100   $2,001,131     100
                                           ----------   -----   ----------   -----   ----------   -----   ----------   -----

Gross profit ...........................      273,056      30      195,352      27      778,081      29      531,170      27

Operating expenses .....................      173,275      19      141,133      20      501,366      19      397,716      20
                                           ----------   -----   ----------   -----   ----------   -----   ----------   -----

Income before interest and taxes .......       99,781      11       54,219       7      276,715      10      133,454       7
Interest expense, net ..................       10,653       1        8,554       1       31,734       1       26,077       2
                                           ----------   -----   ----------   -----   ----------   -----   ----------   -----

Income before income
  taxes and minority interests .........       89,128      10       45,665       6      244,981       9      107,377       5
Income tax provision ...................       28,941       3       15,131       2       79,833       3       36,219       2
                                           ----------   -----   ----------   -----   ----------   -----   ----------   -----

Income before minority
  interests ............................       60,187       7       30,534       4      165,148       6       71,158       3
Minority interests .....................       18,121       2       10,060       1       51,182       2       24,387       1
                                           ----------   -----   ----------   -----   ----------   -----   ----------   -----

Net income .............................   $   42,066       5   $   20,474       3   $  113,966       4   $   46,771       2
                                           ==========   =====   ==========   =====   ==========   =====   ==========   =====

         Consolidated revenues rose $191.2 million, or 27 percent, from the third quarter of 2000 and $646.3 million, or 32 percent, from the first nine months of 2000. The majority of the revenue growth over prior year levels is attributable to the Company's base business operations. Excluding the impact of acquired and divested operations, revenues increased 18 percent and 23 percent, respectively, over the prior year quarter and year-to-date levels, and compares to corresponding increases in the M-I worldwide rig count of 15 percent and 24 percent. Higher exploration and production activity levels in the current year periods favorably impacted each of the Company's operations, with improved pricing in the oilfield operations also contributing to the growth. The majority of the revenue increase from year-to-year was reported in the United States and the North Sea area.

         Gross profit increased $77.7 million, or 40 percent, from the third quarter of 2000 and $246.9 million, or 47 percent, from the first nine months of 2000. While the majority of the gross profit increase is attributable to the higher revenue levels, improved gross margins attributable to higher volumes and improved pricing in the oilfield operations also contributed to the favorable variance. Consolidated gross profit margins equaled 30 percent in the third quarter of 2001 and 29 percent on a current year-to-date basis, an increase of approximately three percentage points over both prior year periods.

         Operating expenses, consisting of selling, general and administrative expenses, increased $32.1 million from the third quarter of 2000 and $103.7 million from the first nine months of 2000. The majority of the overall operating expense increase is due to the higher base business volumes, which contributed to a 12 percent increase in personnel levels from the prior year quarter. Incremental operating expenses associated with operations acquired collectively accounted for more than 35 percent of the increase over the prior year periods. Operating expenses as a percentage of revenues declined one percentage point from the comparable periods in 2000 reflecting higher fixed cost coverage related to the overall sales and administrative functions.

         Net interest expense, which represents interest expense less interest income, was $2.1 million above the third quarter of 2000 and $5.7 million over the first nine months of 2000 due to an increase in outstanding debt. On a year-to-date basis, average debt levels increased approximately $134.0 million from the prior year period in connection with the financing of acquisitions.

         The effective tax rate approximated 33 percent for the first nine months of 2001, which is below the prior year rate and the U.S. statutory rate. The effective tax rate in 2001 is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective rate for the three months ended September 30, 2001 was 32.5 percent which is below the prior period rate primarily due to a favorable shift in the geographic mix of pre-tax income towards lower rate jurisdictions.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests increased $8.1 million from the third quarter of 2000 and $26.8 million from the first nine months of 2000 due to the higher profitability of the M-I joint venture.

LIQUIDITY AND CAPITAL RESOURCES

General

         Cash and cash equivalents equaled $45.3 million at September 30, 2001, which is $8.7 million above the level reported at December 31, 2000. Cash flows provided by operations were $122.9 million in the first nine months of 2001, an increase of $94.2 million from the amount reported in the same period of 2000. The improvement in cash generated from operations primarily reflects the higher profitability levels of the overall business, with the activity-driven growth in working capital accounts remaining relatively consistent between periods.

         Cash flows utilized in investing activities in the first nine months of 2001 included $73.5 million of investments in net property, plant and equipment which consists of routine additions of capital equipment as well as $6.0 million related to the construction of a new office facility. During the nine month period ended September 30, 2001, the Company acquired treasury stock aggregating $21.4 million, reflected in financing activities, and purchased publicly-traded securities of a majority owned subsidiary which is included in investing activities. Although cash flows from operations were sufficient to finance the above during the first nine months of 2001, the Company completed ten acquisitions for aggregate cash consideration of $97.1 million which required borrowings under new and existing credit agreements.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and, if needed, equity financing. In February 2001, the Company completed a public offering of $250.0 million of 6.75 percent senior notes which was used to repay short-term borrowings and the majority of the Company's indebtedness under revolving credit agreements. The Company's revolving lines of credit facilities, which are available for operating and financing needs, had additional borrowing capacity of $156.0 million at September 30, 2001. The Company believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

         Subsequent to September 30, 2001, the Company has acquired three businesses for total cash consideration of $144.7 million, financed with a combination of borrowings under revolving credit agreements, proceeds from a $75.0 million floating rate note offering and minority partner contributions. M-I, the operations owned jointly by the Company and Schlumberger Limited, acquired the SulfaTreat Company ("SulfaTreat") and the oilfield and industrial screen operations of Madison Filter Belgium S.A. ("Madison") for cash consideration of $128.5 million. SulfaTreat, a natural-gas production services company headquartered in the United States, generated revenues of approximately $12.0 million during the twelve-month period ended September 30, 2001. Madison, which includes United Wire Ltd. based in Scotland and Southwestern Wire Cloth, Inc. based in the United States, manufactures and markets screens for oilfield shakers and provides screening products for use in a broad range of industrial markets. Madison reported revenues of approximately $61.0 million during the twelve-month period ended September 30, 2001. Additionally, on October 10, 2001, the Company acquired a majority interest in United Engineering Services LLC ("UES"), an engineering and manufacturing services company incorporated in Oman. UES generated revenues of approximately $55.0 million during the twelve-month period ended September 30, 2001 and has been integrated into the Smith Services operations.

         Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition may require debt or equity financing.

NEW ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

         In July 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted by the Company no later than January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact, if any, on its financial statements upon adoption.

         The FASB issued SFAS No. 141, "Business Combinations," in July 2001, which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and modifies the application of the purchase accounting method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001 which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangibles will no longer be amortized to earnings but will be tested for impairment. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired subsequent to June 30, 2001 are subject immediately to the provisions of the statement. Although the Company continues to evaluate the impact of this recently issued standard, the adoption of SFAS No. 142 will result in the elimination of $15.7 million of goodwill amortization recognized in fiscal 2001, or $9.2 million net of taxes and minority interests.

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. The Company occasionally employs derivative financial instruments such as foreign exchange contracts, foreign exchange options and interest rate swap contracts to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

         The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. During the three-month and nine-month periods ended September 30, 2001, the Company recorded the change in fair market value related to fair value hedges, which included foreign exchange contracts, to general and administrative expenses in the accompanying consolidated statement of operations. These amounts were not material. Additionally, the Company recorded the change in value related to cash flow hedges, which included foreign exchange contracts and interest rate swaps, to accumulated other comprehensive income. During the first nine months of 2001, changes in foreign exchange rates and interest rates resulted in an adjustment of $0.2 million to accumulated other comprehensive income in the accompanying consolidated balance sheet. Of this amount, $0.1 million is expected to be recognized in the statement of operations during the next 12 months, offset by the effect of changes in the underlying basis of the hedged transactions.

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   4.1 Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York (the "Rights Agent") and effective as of October 1, 2001.

                  10.1 Supplemental Executive Retirement Plan as amended and restated effective January 2, 2001.

         (b)      Reports on Form 8-K

                  The Registrant filed reports on Form 8-K during the quarterly period ended September 30, 2001. All filings were reported under "Item 5. Other Events" and disclosed the following:

                  1. Form 8-K dated July 2, 2001 relating to a press release announcing the acquisition of Star Tool Company and a press release announcing the earnings release and conference call information for the second quarter of 2001.

                  2. Form 8-K dated July 18, 2001 relating to a press release announcing the Company's results for the second quarter of 2001.

                  3. Form 8-K dated July 26, 2001 relating to a press release announcing the Company's stock repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SMITH INTERNATIONAL, INC.
                                       Registrant



Date: November 14, 2001            By: /s/ Douglas L. Rock
      -----------------------          ----------------------------------------
                                       Douglas L. Rock
                                       Chairman of the Board, Chief Executive
                                       Officer, President and Chief Operating
                                       Officer



Date: November 14, 2001            By: /s/ Margaret K. Dorman
      -----------------------          ----------------------------------------
                                       Margaret K. Dorman
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
 4.1                        Amendment to Rights Agreement

10.1                        Supplemental Executive Retirement Plan