Form 10-K
period 2001-12-31
SMITH INTERNATIONAL INC
filed 2002-03-20
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 (MARK ONE)
     (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

COMMON STOCK, $1.00 PAR VALUE              NEW YORK STOCK EXCHANGE, INC.
                                              PACIFIC EXCHANGE, INC.
   (TITLE OF EACH CLASS)             (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates on March 15, 2002 was $3,235,041,922 (48,414,276 shares at the closing price on the New York Stock Exchange of $66.82). For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

         There were 50,633,976 shares of common stock outstanding on March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                               PART I

Item 1.          Business..........................................................................................      1
Item 2.          Properties........................................................................................      8
Item 3.          Legal Proceedings.................................................................................      9
Item 4.          Submission of Matters to a Vote of Security Holders...............................................      9
Item 4A.         Officers of the Registrant........................................................................      9

                                                              PART II

Item 5.          Market for the Registrant's Common Stock and Related Security Holder Matters......................     10
Item 6.          Selected Financial Data...........................................................................     11
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.............     12
Item 8.          Financial Statements and Supplementary Data.......................................................     22
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............     48

                                                              PART III

Item 10.         Directors and Executive Officers of the Registrant................................................     48
Item 11.         Executive Compensation............................................................................     48
Item 12.         Security Ownership of Certain Beneficial Owners and Management....................................     48
Item 13.         Certain Relationships and Related Transactions....................................................     48

                                                              PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................     48

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Smith International, Inc. ("Smith" or the "Company") is a leading worldwide supplier of premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control equipment, waste-management services, three-cone and diamond drill bits, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply-chain management solutions through an extensive branch network providing pipe, valve, tool, safety and other maintenance products. The Company was incorporated in the state of California in January 1937 and reincorporated under Delaware law in May 1983. The Company's executive offices are headquartered at 411 N. Sam Houston Parkway, Suite 600, Houston, Texas 77060 and its telephone number is (281) 443-3370.

         The Company's operations are aggregated into two reportable segments:
Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of: M-I, which provides drilling and completion fluid systems and services, solids-control and separation equipment and waste-management services; Smith Bits, which manufactures and sells three-cone and diamond drill bits; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution segment consists of one business unit:
Wilson, which markets pipe, valve, tool, safety and other maintenance products to energy and industrial markets.

         Financial information regarding reportable segments and international operations appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Information related to business combinations appears in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

INDUSTRY OVERVIEW

         The Company manufactures and markets premium products and services to the oil and gas exploration and production and petrochemical industries and other industrial markets. The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy-producing areas and the depth and drilling conditions of these projects. Drilling activity levels are primarily influenced by energy prices but may also be affected by expectations related to the worldwide supply of and demand for oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

         The Company's 2002 results will be influenced by the anticipated 15 percent to 20 percent reduction in average worldwide activity levels during 2002 associated with the global economic slowdown. However, the effect of the decline in drilling activity is expected to be partially offset by the impact of acquisitions completed in the fourth quarter of 2001. The majority of the year-over-year reduction in drilling activity is expected to be reported in the United States. The U.S. rig count is currently 36 percent below the average level reported in 2001 due principally to the decline in land-based drilling programs, which are generally more sensitive to energy prices. Drilling activity in many international markets, which is driven primarily by oil-directed spending, has not been significantly impacted to date. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, delays in a global economic recovery could further impact activity levels on a short-term basis. Additional declines in activity levels could result in lower demand for the Company's products and services, and adversely impact future results.

BUSINESS OPERATIONS

OILFIELD PRODUCTS AND SERVICES SEGMENT

M-I

         Fluid Products and Services. The Company is a leading worldwide provider of drilling, reservoir drill-in and completion fluid systems, products and engineering services to end users engaged in drilling oil, natural gas and geothermal wells. Drilling fluid products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Engineering services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include recommending products and services during the well planning phase; monitoring drilling fluid properties; recommending adjustments during the drilling phase; and analyzing/benchmarking well results after completion of the project to improve the efficiencies of future wells.

         M-I offers water-base, oil-base and synthetic-base drilling fluid systems. Water-base drilling fluids are the world's most widely utilized systems, having application in both land and offshore environments. Typically, these systems comprise an engineered blend of weighting materials used to contain formation pressures, and a broad range of chemical additives, designed to yield the specific drilling performance characteristics required for a given drilling project. Oil-base drilling fluids, which primarily are used to drill water-sensitive shales, reduce torque and drag and are widely used in areas where stuck pipe is likely to occur. In certain drilling areas of the world, oil-base systems exhibit comparably higher penetration rates when compared to water-base systems, significantly reducing time on location and overall drilling costs. Synthetic-base drilling fluids are used in drilling environments where oil-base fluids are environmentally prohibited and provide the performance benefits of oil-base systems. Synthetic-base systems are particularly advantageous in the deepwater environment. M-I also provides a comprehensive line of reservoir drill-in fluids which combine the high performance properties of a premium drilling fluid with minimal damaging characteristics of a brine completion fluid.

         Completion fluids (clear brines) are solids-free, clear-salt solutions with high specific gravities and are non-damaging to the producing formation. Operators use these specially designed fluid systems in combination with a comprehensive range of specialty chemicals to control bottom-hole pressures, while meeting the specific corrosion inhibition, viscosity and fluid loss requirements necessary during the completion and workover phase of a well. These systems are specially engineered to maximize well production by minimizing formation damage that can be caused by solids-laden systems. M-I provides a complete line of completion fluids products and services, including low- and high-density brines, specialty chemicals, filtration and chemical treatment services, wellsite engineering and technical and laboratory support services.

         Fluid Competition. The major competitors in the worldwide drilling fluids market, which approximated $3.0 billion in 2001, are Baroid Drilling Fluids (a division of Halliburton Company ("Halliburton")) and INTEQ (a division of Baker Hughes, Inc. ("Baker Hughes")). While M-I and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally based competitors. M-I has four main competitors in the sale of clear brine fluids to end-use markets: Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., OSCA, Inc. and Ambar, Inc. Differentiation within the competition is based upon the engineering services provided at the wellsite, product quality and availability, technical support, service response and price.

         SWACO Products and Services. M-I SWACO provides services, equipment and engineering for solids control, pressure control and waste management to the worldwide drilling market.

         Solids-control equipment is used to remove drill cuttings from the fluid system, allowing the drilling fluid to be cleaned and recirculated. Solids are normally separated from the drilling fluid using one or a combination of the following: shale shakers, desanders, desilters, hydroclones, mud cleaners and centrifuges. SWACO designs, sells and rents a comprehensive, proprietary line of this equipment for oil and gas drilling processes throughout the world. With the acquisition of United Wire Ltd. and Southwestern Wire Cloth, Inc. in late 2001, the Company is also a leading manufacturer and supplier of screens for both the oilfield and industrial markets. SWACO complements its product offering by providing engineering and technical support to operators and drilling contractors from the planning stages of their projects through waste removal and site remediation.

         Operators employ SWACO-manufactured pressure-control equipment to drill safely and economically in sour-gas and high-pressure zones. Well killing and high-pressure control drilling chokes, together with related operating consoles, are used in the drilling process during well kicks and well clean-up and testing operations. Degassers and mud gas separators are designed to remove and safely vent entrained gases, including toxic gases such as hydrogen sulfide and corrosive oxygen, from the drilling mud. This equipment reduces the risk of dangerous and costly blowouts caused by recirculating mud that contains natural gas. Key products in SWACO's pressure control product line include the MUD D-GASSER(R) and SUPER CHOKE(R), both of which hold strong market positions as do the SUPER MUD GAS SEPARATOR(TM) and the SUPER AUTOCHOKE(TM). The latter products represent key advancements in hands-free well pressure control and underbalanced drilling operations.

         With drilling operations expanding into more environmentally sensitive areas, there has been increased focus on the effective collection, treatment and disposal of waste produced during the drilling of a well. SWACO provides operators with value-added solutions designed to minimize and treat drilling waste. The Company provides a full suite of waste handling, minimization and management services that includes rig vacuum systems for cuttings recovery, high-gravity force drying for liquid/solid separation and cuttings slurification and re-injection for reducing waste. In addition, through the THERMAL PHASE SEPARATION (TPS) process, SWACO provides operators a proven technology for maximizing the recovery of drilling fluids, while minimizing wastes. SWACO's waste treatment services encompass a wide range of activities, including site assessment, drill cuttings injection, water treatment, pit closure and remediation, bioremediation, dewatering and thermal processing. The Company has established ENVIROCENTERS in Norway, Germany and the United States designed specifically for recovering, treating and recycling solid and liquid drilling wastes.

         SWACO Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of Varco International, Inc.) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.

Smith Bits

         Products and Services. Smith Bits is a worldwide leader in the design, manufacture and marketing of drill bits used primarily in drilling oil and gas wells. The Company's offering of petroleum drill bits and services is designed principally for the premium market segments where faster drilling rates and greater footage drilled provide significant economic benefits in the total cost of a well.

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

         In addition, Smith Bits designs, manufactures and markets diamond, or shear, drill bits. Diamond bits consist of a single body made of either a matrix powder alloy or steel. The cutting structures of diamond bits consist of either PDC cutters, which are braised on the bit, or natural and synthetic diamonds, which are impregnated in the bit. These bits range in size from 2 3/4 to 26 inches in diameter. The Company's diamond bit product line also includes bi-center bits which are capable of drilling dual-diameter wellbore sizes.

         The Company manufactures ultra-hard PDC and cubic boron nitride materials that are used in the Company's three-cone and diamond drill bits and other specialized cutting tools. Smith Bits develops and uses patented processes for applying diamonds to a curved surface with multiple transition layers. Smith Bits develops and manufactures its own synthetic diamond materials, which the Company believes provides it with a cost and technological advantage. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into several non-energy cutting tool markets. The Company believes that its ability to develop specialized diamond inserts for specific applications has provided, and will continue to provide, new business opportunities.

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

Smith Services

         Products and Services. Smith Services is a leading global provider of technologically advanced drilling, fishing, remedial, multilateral and completion products, services and solutions to the oil and gas drilling industry.

         Smith Services' Drilling Optimization Solutions business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools such as the HYDRA-JAR(TM) and the ACCELERATOR(R), which are used to free stuck drill strings during the drilling process. Additionally, the HYDRA-THRUST(TM) and HYDRA-TORAX(TM) tools are used in the drilling process, designed to maintain constant weight on the drill bit and absorb drill string vibrations. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and HEVI-WATE(TM) drill pipe, and provides related inspection services, including drill string repair and rebuild services. These components and their placement in the drill string are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drill string components. Rotating drilling heads for flow control in underbalanced drilling applications and automatic connection torque monitoring and control systems are also designed and manufactured by Smith Services.

         Smith Services' Fishing and Remedial Solutions business provides a comprehensive package of fishing, remedial and thru-tubing services. Fishing operations clear and remove obstructions from a wellbore that may arise during drilling, completion or workover activities or during a well's production phase. This operation requires a wide variety of specialty tools, including fishing jars, milling tools and casing cutters, all of which are manufactured by Smith Services. These tools are operated by Company service personnel or sold or rented to third-party fishing companies. Smith Services also manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The Company's patented REAMASTER(TM) and UNDERREAMMING-WHILE-DRILLING SYSTEM(TM) ("UWD") are two examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the UWD system above the drill bit, the operator may drill the main bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.

         Smith Services provides Casing Exit and Multilateral Solutions through the manufacture of proprietary casing exit tools which are installed by highly trained technicians. These systems, which include the patented MILLMASTER PERFORMANCE MILLING SYSTEM(TM), PACKSTOCK(TM), ANCHORSTOCK(TM) and TRACKMASTER(TM), allow the operator to divert around obstructions in the main wellbore or reach multiple production zones from the main wellbore (known as multilateral completions). The Company's MX(TM) multilateral system is suitable for the construction of TAML (Technical Advancement of Multilaterals) level three, four and five junctions. Smith Services has designed the patented DRILLAHEAD SYSTEM(TM) that cuts the casing window and continues drilling beyond the window, essentially creating a "no trip" system which saves the customer time and reduces their overall drilling costs. Recent innovations in window milling technology by the Company have resulted in cost-effective, reliable cutting structures capable of removing both the casing and rock. The recently introduced XITOR(TM) GEOTRACK(TM) one-trip mill utilizes PDC cutters and, when run with the TRACKMASTER DS(TM) whipstock, will mill the casing exit and continue on to drill several hundred feet of formation. The Company also provides mechanical, hydraulic and explosive pipe-cutting services to remove casing during well or platform abandonment.

         Smith Services' Completion Solutions business specializes in providing fit-for-purpose liner hanger, liner cementing equipment, isolation packers, retrievable and permanent packers, packer products and multilateral completion equipment. Liner hangers allow strings of casing to be suspended within the wellbore without having to extend the string all the way to the surface and are also used to isolate production zones and formations. Most directional and multilateral wells include one or more hangers due to the difficult casing programs and need for zonal isolation. Using Smith Services' POCKET SLIP(TM) liner hanger system, long heavy liners can be suspended with minimal casing distortion and maximum flow-by area. Packers are mechanically or hydraulically actuated devices which lock into place at specified depths in the well and provide a seal between zones through expanding-element systems. The devices therefore create isolated zones within the wellbore to permit either specific formation production or allow for certain operations, such as cementing or acidizing, to take place without damaging the reservoir.

         Competition. Smith Services' major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford International, Inc. ("Weatherford"), Baker Oil Tools (a division of Baker Hughes) and numerous small local companies. The main competitors in the liner hanger and packer markets are Baker Oil Tools, Weatherford and TIW Corporation. The main competitors in the drilling and fishing jar market and the fishing product and service market are Weatherford and National-Oilwell Inc. ("National-Oilwell"). Competition in the drilling and completions sales, rental and services market is primarily based on performance, quality, reliability, service, price and response time and, in some cases, breadth of products. Smith Services attributes its competitive position to its commitment to technological advancements that add value to the customer's programs, plus the quality, performance and service of its products and employees.

DISTRIBUTION SEGMENT

Wilson

         Products and Services. Wilson is a supply-chain management company which provides products and services to the energy, refining, petrochemical, power generation and mining industries. Wilson operates an extensive network of supply branches, service centers and sales offices through which it markets pipe, valve, tool, safety, janitorial and other maintenance products throughout the world, predominately in the United States and Canada. In addition, Wilson provides warehouse management, vendor integration and various surplus and inventory management services. The majority of Wilson's operations are focused on North American distribution of maintenance, repair and operating supplies and equipment with the remainder associated with line pipe and automated valve products (including valve, actuator and control packages).

         Competition. Wilson's competitors in the distribution business include National-Oilwell, McJunkin Corporation and a significant number of smaller, locally based competitors. The oilfield equipment supply industry is highly competitive. Generally, competition involves numerous factors, including price, experience, customer service and equipment availability. Wilson markets its products and services to exploration and production companies as well as to companies with operations in the refining, chemical and pipeline segments of the petroleum industry and as a result is considered to be both an "upstream" and "downstream" competitor. Fluctuations in the demand for products and services from customers with operations in these segments tend to provide a diversified revenue base.

NON-U.S. OPERATIONS

         Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith's management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, the North Sea/Europe, the Middle East, Latin America, Asia/Pacific and Africa. Approximately 48 percent, 51 percent and 54 percent of the Company's revenues in 2001, 2000 and 1999, respectively, were derived from equipment or services sold or provided outside the United States. The Company's distribution operations are focused in North America and serve to mask the Company's exposure to markets outside the United States. Excluding the impact of the distribution operations, 59 percent, 60 percent and 63 percent of the Company's revenues were generated in non-U.S. markets in 2001, 2000 and 1999, respectively.

         Historically, drilling activity outside the United States has been less volatile than U.S. based activity as the high cost exploration and production programs outside the United States are generally undertaken by major oil companies, consortiums and national oil companies. These entities operate under longer-term strategic priorities than do the independent drilling operators that are more common in the U.S. market.

SALES AND DISTRIBUTION

         Sales and service efforts are directed to end users in the drilling and completion industry, including major and independent oil companies, national oil companies and independent drilling contractors. The Company's products and services are primarily marketed through the direct sales force of each business unit. In certain non-U.S. markets where direct sales efforts are not practicable, the Company utilizes independent sales agents, distributors or joint ventures.

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

         Management believes that it generally has sufficient internal manufacturing capacity to meet anticipated demand for its products and services. During periods of peak demand, certain business units utilize outside resources to provide additional manufacturing capacity.

RAW MATERIALS

         Through its company-owned mines in and outside the United States, M-I has the capability to produce a large portion of its requirements for barite and bentonite. Barite reserves are mined in the United States, the United Kingdom and Morocco. Bentonite is produced from ore deposits in the United States. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are readily available for production when market conditions dictate. In addition to its own production, M-I purchases a majority of its worldwide barite requirement from suppliers outside the United States, mainly the People's Republic of China, India and Morocco.

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

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

         The Company's business units maintain product development and engineering departments whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and environmental-based solutions for drilling and completion operations. The Company's primary research facilities are located in Houston, Texas; Stavanger, Norway; and Aberdeen, Scotland.

         The Company also maintains a drill bit database which records the performance of substantially all drill bits used in the United States over the last 16 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements related to product development. Management believes this proprietary database gives the Company a competitive advantage in the drill bit business.

         The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $50.8 million in 2001, $42.4 million in 2000 and $39.0 million in 1999. In 2001, research and engineering expenditures approximated 2.1 percent of the Company's Oilfield Products and Services segment revenues.

         Although the Company has over 1,100 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or upon patent protection in general.

EMPLOYEES

         At December 31, 2001, the Company had 11,494 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES

         The principal facilities and properties utilized by the Company at December 31, 2001 are shown in the table below. Generally the facilities and properties are owned by the Company.

                                                                                                                    Approx.
                                                 Principal Products Processed                          Land       Bldg. Space
Location                                               or Manufactured                                (Acres)      (sq. ft.)
--------                                         ----------------------------                         -------     -----------
Oilfield Products and Services Segment:
  Houston, Texas.....................      Tubulars, surface and downhole
                                             tools, remedial products, liner
                                             hangers, diamond drill bits,
                                             drilling and fishing jars and fishing tool equipment         82         618,000
  Ponca City, Oklahoma...............      Three-cone drill bits                                          15         207,000
  Florence, Kentucky.................      Separator units, mill units, parts, screens and motors         15         145,000
  Aberdeen, Scotland.................      Downhole tools and remedial products                           10         132,000
  Greybull, Wyoming..................      Bentonite mine and processing                               8,394         110,000
  Oklahoma City, Oklahoma............      Solids control, rig instrumentation and
                                             environmental remediation equipment                          13          99,000
  Tulsa, Oklahoma....................      Oilfield and industrial screening products                      7          95,000
  Saline di Volterra, Italy..........      Three-cone drill bits                                          11          92,000
  Edinburgh, Scotland................      Wire cloth and oilfield screening products                      3          91,400
  Aberdeen, Scotland.................      Downhole tools and remedial products                           10          91,000
  Karmoy, Norway.....................      Barite and bentonite processing                                 5          51,000
  Greystone, Nevada..................      Barite mine and processing                                    268          50,000
  Shelby, North Carolina.............      Filter media for synthetic fibers market                        5          48,000
  Battle Mountain, Nevada............      Barite processing                                              23          43,000
  Nisku, Canada......................      Tubulars and drill collars                                     10          42,000
  Zelmou, Morocco....................      Barite mine                                                 3,954          41,000
  Zavalla, Texas.....................      Drilling fluid chemical products                               33          36,000
  Nivellas, Belgium..................      Separator units, mill units, parts, screens and motors          5          32,000
  Scurelle, Italy....................      Diamond drill bits and synthetic diamond materials              4          31,000
  Provo, Utah........................      Synthetic diamond materials                                     4          30,000
  Airdrie, Canada....................      Solids control equipment                                        4          27,000
  Amelia, Louisiana..................      Barite processing                                              26          25,000
  Spruce Grove, Canada...............      Drilling fluid processing                                       3          24,000
  Berra, Italy.......................      Solids control equipment                                        2          24,000
  Salzweld, Germany..................      Drilling fluid processing                                       2          23,000
  Galveston, Texas...................      Barite processing                                               6          21,000
  Macon, Georgia.....................      Separator units and screens                                     1          18,000
  Aberdeen, Scotland.................      Barite and bentonite processing                                 2          12,000
  Foss/Aberfeldy, Scotland...........      Barite mine and processing                                    102          10,000
  Mountain Springs, Nevada...........      Barite mine                                                   900              --
  Westlake, Louisiana................      Barite processing                                               3              --

Distribution Segment:
  Houston, Texas.....................      Pipe, valves and fittings                                      11         198,000

         The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained.

         The Company's headquarters is located in a leased office in Houston, Texas. The Company leases various other administrative and sales offices, as well as warehouses and service centers in the United States and other countries in which it conducts business. Management believes that it will be able to renew and extend its property leases on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

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

      NAME, AGE AND POSITIONS                           PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
      -----------------------                           -------------------------------------------
Douglas L. Rock (55).................     Chairman of the Board; Chief Executive Officer, President and Chief Operating
   Chairman of the Board, Chief               Officer.
   Executive Officer, President
   and Chief Operating Officer

Loren K. Carroll (58)................     President and Chief Executive Officer of M-I since March 1994; Executive Vice
   Executive Vice President of the            President since October 1992; Chief Financial Officer from October 1992 to
   Company; President and Chief               April 1997; member of the Board of Directors since November 1987.
   Executive Officer of M-I

Neal S. Sutton (56)..................     Senior Vice President--Administration, General Counsel and Secretary.
   Senior Vice President--
   Administration, General
   Counsel and Secretary

Margaret K. Dorman (38)..............     Senior Vice President, Chief Financial Officer and Treasurer since June 1999; Vice
   Senior Vice President, Chief               President, Controller and Assistant Treasurer from February 1998 to May 1999;
   Financial Officer and Treasurer            Director of Financial Reporting and Planning from December 1995 to February 1998.

Roger A. Brown (56)..................     President, Smith Bits since July 1998; President, Smith Diamond Technology from
   President, Smith Bits                      April 1995 to July 1998.

John J. Kennedy (49).................     President and Chief Executive Officer, Wilson since June 1999; Senior Vice
   President and Chief Executive              President, Chief Financial Officer and Treasurer from April 1997 to May 1999;
   Officer, Wilson                            Vice President, Chief Accounting Officer and Treasurer from March 1994 to
                                              April 1997.

Richard A. Werner (60)...............     President, Smith Services.
   President, Smith Services

Alan Simpson (46)....................     Vice President, Human Resources since February 2002; Regional Vice President, North
   Vice President, Human Resources          Latin America of M-I from May 1999 to February 2002; UK Manager of Dowell
                                            Division of Schlumberger Evaluation and Production Services UK Ltd. from May 1994 to April 1999.

Earl M. Springer (51)................     Vice President, Business Development since February 1998; Manager of Business
   Vice President, Business                 Development from July 1997 to February 1998; Manager of Technology Development
   Development                              from August 1994 to July 1997.

      NAME, AGE AND POSITIONS                           PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
      -----------------------                           -------------------------------------------

Brian E. Taylor (39).................     Vice President and Controller since September 1999; Various positions including
   Vice President and Controller            Controller for Camco International Inc., a division of Schlumberger Limited, from
                                            January 1998 to August 1999; Director of Central Financial Services for Drypers
                                            Corporation from October 1996 to December 1997.

Geri D. Wilde (51)...................     Vice  President, Taxes since February 1998; Director of Taxes from April 1997 to
   Vice President, Taxes and                February 1998; Assistant Treasurer since April 1997; Manager of Taxes and Payroll
   Assistant Treasurer                      of M-I from December 1986 to April 1997.


         (b) All officers of the Company are elected annually by the Board of Directors at the meeting of the Board of Directors held immediately following the annual meeting of stockholders. They hold office until their successors are elected and qualified.

There are no family relationships between the officers of the Company.

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

                                                                          COMMON STOCK
                                                            -----------------------------------------
                                                                 HIGH                      LOW
                                                            ---------------          ----------------

2000
  First Quarter                                              $    82.38              $     45.00
  Second Quarter                                                  88.50                    65.25
  Third Quarter                                                   87.13                    65.88
  Fourth Quarter                                                  83.13                    54.88
2001
  First Quarter                                                   84.52                    67.31
  Second Quarter                                                  84.45                    59.78
  Third Quarter                                                   61.10                    32.30
  Fourth Quarter                                                  57.10                    34.30

         On March 15, 2002, the Company had 2,302 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $66.82.

         The Company has not paid dividends on its common stock since the first quarter of 1986. The determination of the amount of future cash dividends to be declared and paid on the common stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deems relevant. In addition, the Company's debt agreements contain covenants restricting the payment of cash dividends to the Company's common stockholders based on net earnings and operating cash flow formulas as defined.

ITEM 6. SELECTED FINANCIAL DATA

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                              2001         2000        1999(a)      1998(b)      1997
                                           ----------   ----------   ----------   ----------   ----------
                                                       (In thousands, except per share data)

Revenues ...............................   $3,551,209   $2,761,014   $1,806,153   $2,118,715   $2,167,952

Gross profit ...........................    1,045,804      745,169      467,940      629,059      652,599

Income before interest and taxes .......      371,510      199,026      149,532      125,309      248,946

Net income .............................      152,145       72,800       56,724       34,069      121,329

Earnings per share - diluted basis .....         3.03         1.45         1.15         0.70         2.52

BALANCE SHEET DATA:
Total assets ...........................   $2,735,828   $2,295,287   $1,894,575   $1,758,988   $1,672,499

Long-term debt .........................      538,842      374,716      346,647      368,823      371,579

Total stockholders' equity .............      949,159      817,481      720,220      634,034      572,045

         In April 1998, the Company acquired Wilson Industries, Inc. in a transaction accounted for as a pooling-of-interests. Accordingly, the financial information gives effect to the acquisition for all periods presented. The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as business combinations completed during 2001, 2000 and 1999, and unusual items which may affect the comparability of the information shown above.


(a) In July 1999, the Company completed a transaction with Schlumberger Limited related to the combination of certain M-I and Dowell drilling fluid operations under a joint venture arrangement. Schlumberger contributed its non-U.S. drilling fluid operations and paid cash consideration of $280.0 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. The Company recognized a non-recurring gain of $81.4 million in connection with this transaction.

(b) In 1998, the Company recognized $82.5 million of charges related to restructuring efforts and costs associated with the acquisition and integration of Wilson Industries, Inc.

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

         The Company manufactures and markets premium products and services to the oil and gas exploration and production and petrochemical industries and other industrial markets. The Company's worldwide operations are largely driven by the level of exploration and production activity in major energy-producing areas and the depth and drilling conditions of these projects. Drilling activity levels are primarily influenced by energy prices but may also be affected by expectations related to the worldwide supply of and demand for oil and natural gas, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, capital expenditure plans of exploration and production companies and the overall level of global economic growth and activity.

         The Company's 2002 results will be influenced by the anticipated 15 percent to 20 percent reduction in average worldwide activity levels during 2002 associated with the global economic slowdown. However, the effect of the decline in drilling activity is expected to be partially offset by the impact of acquisitions completed in the fourth quarter of 2001. The majority of the year-over-year reduction in drilling activity is expected to be reported in the United States. The U.S. rig count is currently 36 percent below the average level reported in 2001 due principally to the decline in land-based drilling programs, which are generally more sensitive to energy prices. Drilling activity in many international markets, which is driven primarily by oil-directed spending, has not been significantly impacted to date. Although the long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption, delays in a global economic recovery could further impact activity levels on a short-term basis. Additional declines in activity levels could result in lower demand for the Company's products and services, and adversely impact future results.

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

FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "expect," "anticipate," "estimate," "project," "believe" and similar terms. The statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, industry conditions, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary.

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


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                        2001                      2000                       1999
                                               ---------------------   ----------------------  -----------------------
                                                  AMOUNT     PERCENT     AMOUNT       PERCENT     AMOUNT       PERCENT
                                               ------------  -------   ------------   -------  ------------    -------

REVENUES:

  M-I ......................................   $  1,627,600       46   $  1,236,999       45   $    842,214       47
  Smith Bits ...............................        398,204       11        328,192       12        240,109       13
  Smith Services ...........................        398,327       11        289,935       10        227,216       13
                                               ------------    -----   ------------    -----   ------------    -----
    Oilfield Products and Services .........      2,424,131       68      1,855,126       67      1,309,539       73
  Wilson ...................................      1,127,078       32        905,888       33        496,614       27
                                               ------------    -----   ------------    -----   ------------    -----

      Total ................................   $  3,551,209      100   $  2,761,014      100   $  1,806,153      100
                                               ============    =====   ============    =====   ============    =====

REVENUES BY AREA:

  United States ............................   $  1,829,378       52   $  1,349,812       49   $    834,783       46
  Canada ...................................        400,124       11        380,316       14        204,956       11
  Non-North America ........................      1,321,707       37      1,030,886       37        766,414       43
                                               ------------    -----   ------------    -----   ------------    -----

      Total ................................   $  3,551,209      100   $  2,761,014      100   $  1,806,153      100
                                               ============    =====   ============    =====   ============    =====

INCOME BEFORE INTEREST AND TAXES:

  Oilfield Products and Services ...........   $    354,614       15   $    188,017       10   $     70,630        5
  Distribution .............................         22,893        2         16,655        2            178       --
  General Corporate ........................         (5,997)       *         (5,646)       *         (5,275)       *
  Non-Recurring Items ......................             --       --             --       --         83,999        *
                                               ------------    -----   ------------    -----   ------------    -----

      Total ................................   $    371,510       10   $    199,026        7   $    149,532        8
                                               ============    =====   ============    =====   ============    =====

                                                   2001                    2000                    1999
                                               ------------            ------------            ------------

M-I AVERAGE WORLDWIDE RIG COUNT:

  United States ............................          1,307                   1,071                     726
  Canada ...................................            330                     323                     224
  Non-North America ........................          1,040                     935                     848
                                               ------------            ------------            ------------
      Total ................................          2,677                   2,329                   1,798
                                               ============            ============            ============

* not meaningful

Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I reported revenues in 2001 of $1.6 billion, an increase of $390.6 million, or 32 percent, from 2000. The revenue growth is attributable to a 15 percent increase in worldwide drilling activity and, to a lesser extent, acquisitions and improved pricing. After excluding the effect of acquired operations, M-I's 2001 revenues were 22 percent above the prior year level with revenue growth reported in all geographic regions. The majority of the base-business revenue expansion was reported in the United States and Europe/Africa due to higher demand for fluid products and fluid processing services. M-I's revenues in 2000 were $394.8 million, or 47 percent, above 1999 levels evidencing the higher level of worldwide drilling activity. Approximately two-thirds of the revenue improvement over 1999 was reported in the United States and Europe/Africa, which was favorably impacted by increased customer spending in the offshore markets. The revenue increase also related to inclusion of a full year of the Dowell drilling fluid operations, which were acquired in connection with the formation of the drilling fluids joint venture in July 1999. Excluding the impact of acquisitions, revenues in 2000 increased 41 percent over 1999 revenue levels.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. Prior to the transfer of its mining bit operations into the unconsolidated Sandvik Smith AB joint venture in October 2001, Smith Bits also sold drill bits used in the mining and construction industry. Smith Bits' revenues totaled $398.2 million in 2001, which is $70.0 million, or 21 percent, above the 2000 level. Excluding mining bit sales, revenues rose 25 percent from the prior year. The majority of the base revenue growth was driven by the higher drilling activity levels in the United States and Europe/Africa. The revenue increase from 2000, on a percentage basis, exceeded the increase in the average M-I rig count in all geographic areas due principally to improvements in pricing and market penetration. For the year ended December 31, 2000, revenues were $88.1 million, or 37 percent, above 1999 levels. On a combined basis, sales of three-cone and diamond bits grew 40 percent over the prior year levels, in excess of the 30 percent improvement in worldwide drilling activity, benefiting from increased market penetration and the impact of price increases implemented throughout the year. Revenue increases were reported in all geographic regions, with the majority of the growth concentrated in North America where demand for drill bits was favorably impacted by higher natural gas and crude oil prices.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues rose $108.4 million, or 37 percent, from 2000 to $398.3 million in 2001. The impact of acquisitions completed in the second half of 2001 essentially offset the effect of the divestiture of the directional operations in January 2001. The significant organic revenue growth is attributable to higher worldwide activity levels and new contract awards. Smith Services' base revenues increased over 2000 levels in all geographic regions, with approximately two-thirds of the improvement reported in the United States. On a product basis, over 60 percent of the revenue improvement was attributable to increased demand for drilling-related products and services, including drill pipe, tubulars and inspection services. Smith Services' revenues for 2000 increased $62.7 million, or 28 percent, over the amounts reported in 1999. Over three-quarters of the revenue improvement was experienced in the United States and resulted from increased drilling and remedial activity in the U.S. Gulf Coast area. On a product basis, increased sales of tubular goods and improved demand for directional drilling services accounted for the largest dollar and percentage increases period-to-period.

Income before Interest and Taxes

         Income before interest and taxes for the Oilfield Products and Services segment was $354.6 million, an increase of $166.6 million, or 89 percent, from 2000. As a percentage of revenue, income before interest and taxes was 14.6 percent in 2001, an increase of 450 basis points over 2000. Approximately three-quarters of the year-over-year expansion in operating margins was attributable to improved gross profit margins, reflecting improved pricing and the leverage of higher volumes on the Company's manufacturing and service infrastructure. Operating expenses, as a percentage of revenues, also declined from 2000 and accounted for the remainder of the expansion on a margin basis. For the year ended December 31, 2000, income before interest and taxes for the Oilfield Products and Services segment increased $117.4 million from 1999. For 2000, income before interest and taxes was ten percent of revenues versus five percent in the prior year period. The improvement in operating margins was equally split between increased gross profit margins and lower operating expenses as a percentage of revenues. The gross profit margins were impacted by higher sales and production volumes and, to a lesser extent, price increases implemented during 2000.

Distribution Segment

Revenues

         Wilson markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues totaled $1.1 billion in 2001, an increase of $221.2 million, or 24 percent, from 2000. The Van Leeuwen operations, acquired in early 2001, contributed approximately two-thirds of the revenue growth year-over-year. The majority of the eight percent increase in base-business revenues was reported in the U.S. energy branch operations, which benefited from higher customer spending on exploration and production programs and line pipe projects. For the year ended December 31, 2000, Wilson's revenues increased $409.3 million, or 82 percent, from 1999 due to a combination of internal growth and the impact of acquisitions. Excluding the impact of acquired operations, revenues grew 24 percent over the prior year period as the increase in U.S. exploration and production activity had a favorable impact on energy sector revenues.

Income before Interest and Taxes

         Wilson's income before interest and taxes of $22.9 million was $6.2 million, or 37 percent, above the level reported in 2000. Income before interest and taxes approximated 2.0 percent of revenue in 2001, slightly above the 2000 level due to the impact of the revenue growth on coverage of sales and administrative support expenses. Gross profit margins were consistent with the prior year with an improvement in gross margins in the U.S. energy branches offset by the effect of a higher proportion of industrial and downstream revenues, which traditionally generate lower gross profit margins. For the year ended December 31, 2000, Wilson's income before interest and taxes increased $16.5 million from the previous year. As a percentage of revenue, income before interest and taxes increased to 1.8 percent in 2000 from a breakeven level in 1999. Higher revenues and a favorable shift in product mix accounted for the majority of this improvement.

         For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                                   2001                          2000                           1999
                                         ---------------------------   ---------------------------   ----------------------------
                                            AMOUNT        PERCENT         AMOUNT        PERCENT         AMOUNT         PERCENT
                                         ------------   ------------   ------------   ------------   ------------    ------------
Revenues .............................   $  3,551,209            100   $  2,761,014            100   $  1,806,153             100
                                         ------------   ------------   ------------   ------------   ------------    ------------

Gross profit .........................      1,045,804             29        745,169             27        467,940              26

Operating expenses ...................        674,294             19        546,143             20        402,407              22

Non-recurring items ..................             --             --             --             --        (83,999)             (4)
                                         ------------   ------------   ------------   ------------   ------------    ------------
Income before interest and taxes .....        371,510             10        199,026              7        149,532               8
Interest expense, net ................         42,464              1         34,895              1         38,773               2
                                         ------------   ------------   ------------   ------------   ------------    ------------
Income before income taxes and
  minority interests .................        329,046              9        164,131              6        110,759               6
Income tax provision .................        106,397              3         54,998              2         47,865               3
                                         ------------   ------------   ------------   ------------   ------------    ------------
Income before minority interests .....        222,649              6        109,133              4         62,894               3
Minority interests ...................         70,504              2         36,333              1          6,170              --
                                         ------------   ------------   ------------   ------------   ------------    ------------

Net income ...........................   $    152,145              4   $     72,800              3   $     56,724               3
                                         ============   ============   ============   ============   ============    ============

2001 versus 2000

         Total revenues for 2001 increased $790.2 million, or 29 percent, above the prior year, with higher revenue reported across all operating units and geographic regions. Two-thirds of the improvement was generated by the Company's base operations. The Company reported organic revenue growth of 19 percent from 2000, comparing favorably to the 15 percent increase in average worldwide drilling activity. The majority of the consolidated base revenue growth was reported in the United States and Europe/Africa. The period-to-period increase in revenues was also attributable to acquired operations and, to a lesser extent, the impact of improved pricing and market penetration experienced in the Company's oilfield operations.

         Gross profit increased $300.6 million, or 40 percent, from 2000 due primarily to the higher reported revenue levels. Gross profit margins rose over two percentage points to 29 percent of revenues in 2001, reflecting the impact of price increases and higher sales volumes on fixed cost coverage in the Oilfield Products and Services segment. A higher proportion of oilfield revenues in 2001, which generally generate higher gross profit margins than the distribution business, also favorably affected the overall percentage.

         Operating expenses, consisting of selling, general and administrative expenses, increased $128.2 million, or 24 percent, from the amount reported in 2000. The majority of the overall increase in operating expenses is attributable to the expansion in base business volumes, which contributed to a 16 percent increase in average personnel levels over 2000. Incremental operating expenses associated with acquired operations contributed to the higher expense levels, to a lesser extent, accounting for approximately 40 percent of the variance from the prior year. Operating expenses as a percentage of revenues declined almost one percentage point from 2000, reflecting higher fixed cost coverage related to the overall sales and administrative functions in both of the Company's operating segments.

         Net interest expense, which represents interest expense less interest income, increased $7.6 million from 2000. Average debt levels rose $158.9 million year-over-year, reflecting borrowings necessary to finance 15 acquisitions in 2001. The Company's average borrowing rate declined approximately 70 basis points in 2001, partially offsetting the impact of the increase in average debt levels on the interest expense variance.

         The effective tax rate for 2001 approximated 32 percent, which is below both the 34 percent effective rate reported in the prior year and the U.S. statutory rate. The effective tax rate in 2001 is below the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate in 2001 declined from the prior year, primarily due to a favorable shift in the geographic mix of pre-tax income toward lower rate jurisdictions.

     Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests in 2001 was $70.5 million, an increase of $34.2 million from 2000 reflecting primarily the improvement in profitability of the M-I joint venture.

2000 Versus 1999

         Total revenues for 2000 increased $954.8 million, or 53 percent, above the prior year as higher demand for oil and gas and, corresponding, higher commodity prices contributed to a 30 percent increase in worldwide drilling activity. The year-over-year improvement was also attributable to incremental revenues from acquired distribution operations and, to a lesser extent, the impact of price increases implemented throughout the year. Excluding the effect of acquired and divested operations, revenues grew 35 percent above the prior year levels with improvement reported across all operating units and geographic areas. Approximately two-thirds of the base business growth was generated in North America, resulting from a 46 percent improvement in the average number of rigs drilling for oil and natural gas.

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

         Operating expenses, consisting of selling, general and administrative expenses, increased $143.7 million from the amount reported in 1999. The majority of the increase in operating expenses resulted from incremental costs of the acquired operations and the impact of higher profitability levels, which resulted in increased profit sharing and incentive accruals. Increased operating expenses associated with higher volumes, primarily personnel additions and other variable costs, also contributed to the period-to-period increase. Operating expenses as a percentage of revenues declined two percentage points from the prior year reflecting higher fixed cost coverage related to the overall sales and administrative functions.

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

         The effective tax rate for 2000 approximated 34 percent, which was a decrease from the 43 percent effective rate reported in 1999 and lower than the U.S. statutory rate. The effective tax rate in 2000 was below the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The effective tax rate was below the prior year rate due primarily to the impact in 1999 of non-deductible costs associated with the sale of a minority ownership interest in M-I.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests increased $30.2 million from the prior year due to the higher profitability level of the M-I operations and, to a lesser extent, the period of time the operations were owned jointly with a minority partner.

LIQUIDITY AND CAPITAL RESOURCES

General

         At December 31, 2001, cash and cash equivalents equaled $44.7 million. During 2001, the Company's operations generated $205.8 million of cash flows, which is $148.1 million above the amount reported in 2000. The improvement is related to the significant increase in profitability levels experienced by the Company and, to a lesser extent, lower investment in working capital, particularly accounts receivable.

         In 2001, cash flows used in investing activities totaled $359.6 million, primarily attributable to amounts required to fund acquisitions as well as the Company's capital expenditure needs. During 2001, the Company invested $109.4 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Projected net capital expenditures for 2002 are expected to decline to approximately $75.0 million, as reduced drilling activity is expected to impact the level of investment in manufacturing and rental tool equipment. Capital spending in 2002 is expected to primarily consist of spending for routine additions of property and equipment to support the Company's operations and maintenance of the Company's capital equipment base. Additionally, the Company completed 15 acquisitions during 2001 in exchange for cash consideration of $248.1 million. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

         Cash flows required to fund investing activities exceeded cash flows from operations, resulting in incremental borrowings of $122.6 million under new credit facilities. The incremental cash requirements of the Company were funded with proceeds from a $250.0 million public debt offering and a $75.0 million floating rate note offering. Proceeds from the offerings were also used to reduce short-term borrowings as well as amounts outstanding under revolving credit agreements.

         The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. The Company has various revolving credit facilities in the United States. As of December 31, 2001, the Company had $118.3 million of funds available under these facilities for future operating or investing needs. In the first half of 2002, the Company expects to renegotiate the U.S. revolving credit facilities, which expire in December 2002. The Company also has revolving credit facilities in place outside the United States, which are generally used to finance local operating needs. At year-end, the Company had available borrowing capacity of $38.1 million under the non-U.S. borrowing facilities.

         The Company's external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of year-end, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

         The Company has not engaged in off-balance sheet financing arrangements through special purpose entities and the consolidation of the Company's minority ownership positions would not result in an increase in reported leverage ratios. The Company has no contractual arrangements in place that could result in the issuance of additional shares of the Company's common stock at a future date other than the Company's stock option program, which is discussed in Note 10, "Employee Stock Options."

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

Contractual Obligations, Commitments and Contingencies

         The following table summarizes the Company's debt maturities and future minimum payments under non-cancelable operating leases having initial terms in excess of one year (in thousands):

                      Debt     Operating Lease
    Period Due     Maturities    Commitments         Total
    ----------     ----------  ---------------    ----------
2002 ...........   $  148,693    $   31,247       $  179,940
2003 ...........      101,944        23,033          124,977
2004 ...........       10,476        16,725           27,201
2005 ...........       10,476        12,359           22,835
2006 ...........       10,476         9,416           19,892
Thereafter .....      405,470        38,530          444,000
                   ----------    ----------       ----------
                   $  687,535    $  131,310       $  818,845
                   ==========    ==========       ==========

         From time to time, the Company issues standby letters of credit and bid and performance bonds. At December 31, 2001, the Company had $35.2 million of these instruments outstanding, primarily performance bonds, of which $27.8 million expire in 2002. Management does not expect any material amounts to be drawn on these instruments.

         The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company. Although the Company believes it is in substantial compliance with environmental protection laws, estimating the costs of compliance with these regulations is difficult considering the continual changes in environmental legislation. In connection with most business acquisitions, the Company obtains contractual indemnifications from the seller related to environmental matters. These indemnifications generally provide for the reimbursement of environmental clean-up costs incurred by the Company for events occurring or circumstances existing prior to the purchase date, whether the event or circumstance was known or unknown at that time. A substantial portion of the Company's total environmental exposure is associated with its M-I operations, which are subject to various indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2001, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. In the unlikely event that the parties providing indemnifications do not fulfill their obligations, such event could result in the recognition of up to $25.0 million in additional environmental exposure, impacting earnings and cash flows in future periods.

         Subsequent to December 31, 2001, the Argentine government issued a decree that eliminated the U.S. dollar as Argentina's monetary benchmark and converted U.S. dollar-denominated obligations to peso-denominated obligations using mandated conversion rates. The Company's operations in Argentina are U.S. dollar-functional, with the majority of sales to customers invoiced in U.S. dollars. While the Company does not anticipate that this event will have a material adverse effect on the Company's consolidated financial position or results of operations, there can be no assurance that economic conditions in Argentina will not worsen, which could impact future earnings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

    The Company extends credit to customers and other parties in the normal course of business. Management regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

    The Company has made significant investments in inventory to service its customers around the world. On a routine basis, the Company uses judgments in determining the level of reserves required to state inventory at the lower of cost or market. Management's estimates are primarily influenced by technological innovations, market activity levels and the physical condition of products. Changes in these or other factors may result in adjustments to the carrying value of inventory.

    Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. In certain cases, management has established reserves to reduce deferred tax assets to estimated realizable value. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

    The Company records liabilities for environmental obligations when remedial efforts are probable and the costs can be reasonably estimated. Management's estimates are based on currently enacted laws and regulations. As more information becomes available or environmental laws and regulations change, such liabilities may be required to be adjusted. Additionally, in connection with acquisitions, the Company generally obtains indemnifications from the seller related to environmental matters. If the indemnifying parties do not fulfill their obligations, adjustments of recorded amounts may be required.

    The Company maintains insurance coverage for various aspects of its business and operations. The Company retains a portion of losses that occur through the use of deductibles and retentions under self-insurance programs. Management regularly reviews estimates of reported and unreported claims and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or results of operations.

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

         The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001 which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangibles will no longer be amortized to earnings but will be tested for impairment. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired subsequent to June 30, 2001 were subject immediately to the provisions of the statement. The adoption of SFAS No. 142 will result in the elimination of $15.7 million of goodwill amortization recognized in fiscal 2001, or $9.2 million net of taxes and minority interests, with no other material impact anticipated on the Company's consolidated financial position or results of operations.

         On January 1, 2002, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

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

         The Company's exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. The Company had no interest rate contracts outstanding as of December 31, 2001. The fair value of interest rate contracts as of December 31, 2000 was not material. At December 31, 2001, 28 percent of the Company's long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company's future earnings or cash flows.

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

         The Company utilizes a "Value-at-Risk" ("VAR") model to determine the maximum potential one-day loss in the fair value of its foreign exchange sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The Company's VAR computations are based on the historical price movements in various currencies (a "historical" simulation) during the year. The model includes all of the Company's foreign exchange derivative contracts. Anticipated transactions, firm commitments and assets and liabilities denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. The estimated maximum potential one-day loss in fair value of currency sensitive instruments, calculated using the VAR model, was not material to the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Smith International, Inc.:

         We have audited the accompanying consolidated balance sheets of Smith International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
January 29, 2002

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2001            2000            1999
                                                           ------------    ------------    ------------
                                                               (In thousands, except per share data)

Revenues ...............................................   $  3,551,209    $  2,761,014    $  1,806,153

Costs and expenses:
  Costs of revenues ....................................      2,505,405       2,015,845       1,338,213
  Selling expenses .....................................        520,004         415,448         310,818
  General and administrative expenses ..................        138,561         119,579          82,886
  Goodwill amortization ................................         15,729          11,116           8,703
  Non-recurring items ..................................             --              --         (83,999)
                                                           ------------    ------------    ------------
    Total costs and expenses ...........................      3,179,699       2,561,988       1,656,621
                                                           ------------    ------------    ------------

Income before interest and taxes .......................        371,510         199,026         149,532

Interest expense .......................................         45,359          36,756          40,823
Interest income ........................................         (2,895)         (1,861)         (2,050)
                                                           ------------    ------------    ------------

Income before income taxes and minority interests ......        329,046         164,131         110,759
Income tax provision ...................................        106,397          54,998          47,865
                                                           ------------    ------------    ------------

Income before minority interests .......................        222,649         109,133          62,894

Minority interests .....................................         70,504          36,333           6,170
                                                           ------------    ------------    ------------

Net income .............................................   $    152,145    $     72,800    $     56,724
                                                           ============    ============    ============

Earnings per share:
  Basic ................................................   $       3.06    $       1.47    $       1.17
                                                           ============    ============    ============
  Diluted ..............................................   $       3.03    $       1.45    $       1.15
                                                           ============    ============    ============

Weighted average shares outstanding:
  Basic ................................................         49,752          49,603          48,586
                                                           ============    ============    ============
  Diluted ..............................................         50,224          50,302          49,190
                                                           ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        DECEMBER 31,
                                                                                 ---------------------------
                                                                                    2001           2000
                                                                                 ------------   ------------
                                                                                        (In thousands)

CURRENT ASSETS:

  Cash and cash equivalents ..................................................   $     44,683   $     36,544
  Receivables, less allowance for doubtful accounts of $10,921 and $10,211
    in 2001 and 2000, respectively ...........................................        752,165        654,420
  Inventories ................................................................        653,151        560,027
  Deferred tax assets, net ...................................................         35,414         29,462
  Prepaid expenses and other .................................................         37,618         29,550
                                                                                 ------------   ------------

    Total current assets .....................................................      1,523,031      1,310,003
                                                                                 ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:

  Land .......................................................................         28,390         24,683
  Buildings ..................................................................        100,888         91,432
  Machinery and equipment ....................................................        482,045        401,624
  Rental tools ...............................................................        243,913        225,962
                                                                                 ------------   ------------

                                                                                      855,236        743,701

  Less-Accumulated depreciation ..............................................        366,739        334,653
                                                                                 ------------   ------------

  Net property, plant and equipment ..........................................        488,497        409,048
                                                                                 ------------   ------------

GOODWILL, net of accumulated amortization of $53,586 and $38,101
  in 2001 and 2000, respectively .............................................        574,550        453,947

OTHER ASSETS .................................................................        149,750        122,289
                                                                                 ------------   ------------

TOTAL ASSETS .................................................................   $  2,735,828   $  2,295,287
                                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                          2001             2000
                                                                                       ------------    ------------
                                                                                   (In thousands, except par value data)

CURRENT LIABILITIES:

  Short-term borrowings and current portion of long-term debt ......................   $    148,693    $    165,951
  Accounts payable .................................................................        284,502         280,820
  Accrued payroll costs ............................................................         81,803          62,934
  Income taxes payable .............................................................         41,143          23,747
  Other ............................................................................        109,863         109,352
                                                                                       ------------    ------------

    Total current liabilities ......................................................        666,004         642,804
                                                                                       ------------    ------------

LONG-TERM DEBT .....................................................................        538,842         374,716

DEFERRED TAX LIABILITIES ...........................................................         40,504          44,659

OTHER LONG-TERM LIABILITIES ........................................................         51,027          37,945

MINORITY INTERESTS .................................................................        490,292         377,682

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value; 5,000 shares authorized; no shares issued
    or outstanding in 2001 or 2000 .................................................             --              --
  Common stock, $1 par value; 150,000 shares authorized; 50,594 shares
    issued in 2001 (50,419 in 2000) ................................................         50,594          50,419
  Additional paid-in capital .......................................................        389,989         382,248
  Retained earnings ................................................................        562,454         410,309
  Accumulated other comprehensive income ...........................................        (24,748)        (17,793)
  Less-Treasury securities, at cost; 1,192 common shares in 2001 (656 in 2000) .....        (29,130)         (7,702)
                                                                                       ------------    ------------

    Total stockholders' equity .....................................................        949,159         817,481
                                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $  2,735,828    $  2,295,287
                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON STOCK                               ACCUMULATED
                                                        ----------------------  ADDITIONAL                OTHER
                                                        NUMBER OF                PAID-IN     RETAINED  COMPREHENSIVE
                                                          SHARES      AMOUNT     CAPITAL     EARNINGS     INCOME
                                                        ----------  ----------  ----------  ---------- -------------
Balance, December 31, 1998 ...........................  48,792,983  $   48,793  $  323,056  $  280,785  $  (10,898)
Comprehensive income:
  Net income .........................................          --          --          --      56,724          --
  Currency translation adjustments ...................          --          --          --          --         328
                                                        ----------  ----------  ----------  ----------  ----------
Comprehensive income .................................          --          --          --      56,724         328
                                                        ----------  ----------  ----------  ----------  ----------
Shares issued in connection with business
  combination ........................................     548,527         549      23,176          --          --
Exercise of stock options and stock grants ...........     244,401         244       5,165          --          --
                                                        ----------  ----------  ----------  ----------  ----------
Balance, December 31, 1999 ...........................  49,585,911      49,586     351,397     337,509     (10,570)
Comprehensive income:
  Net income .........................................          --          --          --      72,800          --
  Currency translation adjustments ...................          --          --          --          --      (7,223)
                                                        ----------  ----------  ----------  ----------  ----------
Comprehensive income .................................          --          --          --      72,800      (7,223)
                                                        ----------  ----------  ----------  ----------  ----------
Exercise of stock options and stock grants ...........     833,019         833      30,851          --          --
                                                        ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2000 ...........................  50,418,930      50,419     382,248     410,309     (17,793)
Comprehensive income:
  Net income .........................................          --          --          --     152,145          --
  Currency translation adjustments ...................          --          --          --          --      (5,057)
  Changes in unrealized fair value of
    derivatives ......................................          --          --          --          --        (963)
  Minimum pension liability
    adjustments ......................................          --          --          --          --        (935)
                                                        ----------  ----------  ----------  ----------  ----------
Comprehensive income .................................          --          --          --     152,145      (6,955)
                                                        ----------  ----------  ----------  ----------  ----------
Purchases of treasury stock ..........................          --          --          --          --          --
Exercise of stock options and stock grants ...........     175,000         175       7,741          --          --
                                                        ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2001 ...........................  50,593,930  $   50,594  $  389,989  $  562,454  $  (24,748)
                                                        ==========  ==========  ==========  ==========  ==========

                                                           TREASURY SECURITIES
                                                         -----------------------
                                                               COMMON STOCK
                                                         -----------------------      TOTAL
                                                          NUMBER OF               STOCKHOLDERS'
                                                           SHARES       AMOUNT       EQUITY
                                                         ----------   ----------  -------------
Balance, December 31, 1998 ...........................     (655,854)  $   (7,702)  $  634,034
Comprehensive income:
  Net income .........................................           --           --       56,724
  Currency translation adjustments ...................           --           --          328
                                                         ----------   ----------   ----------
Comprehensive income .................................           --           --       57,052
                                                         ----------   ----------   ----------
Shares issued in connection with business
  combination ........................................           --           --       23,725
Exercise of stock options and stock grants ...........           --           --        5,409
                                                         ----------   ----------   ----------
Balance, December 31, 1999 ...........................     (655,854)      (7,702)     720,220
Comprehensive income:
  Net income .........................................           --           --       72,800
  Currency translation adjustments ...................           --           --       (7,223)
                                                         ----------   ----------   ----------
Comprehensive income .................................           --           --       65,577
                                                         ----------   ----------   ----------
Exercise of stock options and stock grants ...........           --           --       31,684
                                                         ----------   ----------   ----------
Balance, December 31, 2000 ...........................     (655,854)      (7,702)     817,481
Comprehensive income:
  Net income .........................................           --           --      152,145
  Currency translation adjustments ...................           --           --       (5,057)
  Changes in unrealized fair value of
    derivatives ......................................           --           --         (963)
  Minimum pension liability
    adjustments ......................................           --           --         (935)
                                                         ----------   ----------   ----------
Comprehensive income .................................           --           --      145,190
                                                         ----------   ----------   ----------
Purchases of treasury stock ..........................     (536,200)     (21,428)     (21,428)
Exercise of stock options and stock grants ...........           --           --        7,916
                                                         ----------   ----------   ----------
Balance, December 31, 2001 ...........................   (1,192,054)  $  (29,130)  $  949,159
                                                         ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                               2001           2000         1999
                                                                             ----------    ----------    ----------
                                                                                         (In thousands)

Cash flows from operating activities:
  Net income .............................................................   $  152,145    $   72,800    $   56,724
  Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
      Depreciation and amortization ......................................       92,895        80,688        76,037
      Minority interests .................................................       70,504        36,333         6,170
      Non-recurring items, net of tax ....................................           --            --       (45,233)
      Provision for losses on receivables ................................        2,986         3,277         2,029
      Increase (decrease) in LIFO inventory reserves .....................       (1,163)        1,339         1,571
      Gain on disposal of property, plant and equipment ..................       (6,385)       (5,755)       (7,052)
      Foreign currency translation losses ................................          889           487           879
  Changes in operating assets and liabilities:
    Receivables ..........................................................      (31,748)     (156,792)      (12,915)
    Inventories ..........................................................      (33,819)      (38,345)       48,777
    Accounts payable .....................................................      (35,738)       31,943        19,695
    Accrued merger and restructuring costs ...............................           --            --       (33,337)
    Other current assets and liabilities .................................        4,412        38,739       (37,611)
    Other non-current assets and liabilities .............................       (9,213)       (6,994)       (7,025)
                                                                             ----------    ----------    ----------
      Net cash provided by operating activities ..........................      205,765        57,720        68,709
                                                                             ----------    ----------    ----------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired ........................     (248,127)     (145,371)     (305,297)
  Proceeds from M-I Transaction ..........................................           --            --       314,652
  Purchases of property, plant and equipment .............................     (127,642)      (94,581)      (57,174)
  Proceeds from disposal of property, plant and equipment ................       18,228        16,705        18,322
  Other ..................................................................       (2,084)           --        44,218
                                                                             ----------    ----------    ----------
      Net cash provided by (used in) investing activities ................     (359,625)     (223,247)       14,721
                                                                             ----------    ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ...............................      371,250       128,195        76,485
  Principal payments of long-term debt ...................................     (222,584)      (33,918)     (125,678)
  Net change in short-term borrowings ....................................      (26,052)       44,290       (34,719)
  Purchases of treasury stock ............................................      (21,428)           --            --
  Proceeds from exercise of stock options ................................        5,519        18,059         2,975
  Contributions from (distribution to) minority interest partners ........       55,400        21,600        (1,440)
                                                                             ----------    ----------    ----------
      Net cash provided by (used in) financing activities ................      162,105       178,226       (82,377)
                                                                             ----------    ----------    ----------
Effect of exchange rate changes on cash ..................................         (106)         (282)          357
                                                                             ----------    ----------    ----------
Increase in cash and cash equivalents ....................................        8,139        12,417         1,410
Cash and cash equivalents at beginning of year ...........................       36,544        24,127        22,717
                                                                             ----------    ----------    ----------
Cash and cash equivalents at end of year .................................   $   44,683    $   36,544    $   24,127
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

         For the years presented, each of the Company's acquisitions has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since their respective dates of acquisition.

Use of Estimates

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of accounts receivable, inventories and deferred taxes as well as the determination of liabilities related to environmental obligations and self-insurance programs. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

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

Fixed Assets

         Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost, net of accumulated depreciation. The Company computes depreciation on fixed assets using principally the straight-line method. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to 10 years for rental equipment. Leasehold improvements are amortized over the lives of the leases or the estimated useful lives of the improvements, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used.

         Costs of major renewals and betterments are capitalized as fixed assets. Expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When fixed assets are sold or retired, the remaining cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the consolidated statements of operations.

Goodwill

         Goodwill, which represents the excess of costs over the fair value of net assets acquired, has historically been amortized on a straight-line basis over 20 to 40 years. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill recorded after June 30, 2001 has not been amortized.

Impairment of Long-Lived Assets

         Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated future cash flows associated with the asset will be compared to the asset's carrying amount to determine if an impairment exists.

Foreign Currency Translation and Transactions

         Gains and losses resulting from balance sheet translation of operations outside the United States where the applicable foreign currency is the functional currency are included as a component of accumulated other comprehensive income within stockholders' equity. Gains and losses resulting from balance sheet translation of operations outside the United States where the U.S. dollar is the functional currency are included in the consolidated statements of operations.

         All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

Financial Instruments

         The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. The Company occasionally employs derivative financial instruments such as foreign exchange contracts, foreign exchange options and interest rate contracts to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

         The Company records changes in fair market value related to fair value hedges, which includes foreign exchange contracts, to general and administrative expenses in the consolidated statements of operations. Additionally, the Company records changes in value related to cash flow hedges, which includes foreign exchange contracts and interest rate swaps, to accumulated other comprehensive income.

Environmental Obligations

         Expenditures for environmental obligations that relate to current operations are expensed or capitalized, as appropriate. Liabilities are recorded when environmental clean-up efforts are probable and their cost is reasonably estimated, and are adjusted as further information is obtained. Such estimates are based on currently enacted laws and regulations and are not discounted to present value.

Income Taxes

         The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition

         The Company's revenues are composed of product sales, rental, service and other revenues. The Company recognizes product sales revenues upon delivery to the customer, net of applicable provisions for returns. Rental, service and other revenues are recorded when such services are performed.

Minority Interests

         The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of the M-I profits associated with the minority partners' interests in those operations. To a lesser extent, minority interests include the portion of CE Franklin Ltd. and United Engineering Services LLC earnings applicable to the minority shareholders.

Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or results of operations.

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

         The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001 which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangibles will no longer be amortized to earnings but will be tested for impairment. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired subsequent to June 30, 2001 were subject immediately to the provisions of the statement. The adoption of SFAS No. 142 will result in the elimination of $15.7 million of goodwill amortization recognized in fiscal 2001, or $9.2 million net of taxes and minority interests, with no other material impact anticipated on the Company's consolidated financial position or results of operations.

     2. BUSINESS COMBINATIONS

         During 2001, the Company completed 15 acquisitions in exchange for aggregate cash consideration of $248.1 million and the assumption of certain liabilities. On a combined basis, the minority partner in M-I contributed $43.4 million of cash to the joint venture in connection with transactions completed during the year. Significant 2001 transactions include:

     On January 31, 2001, the Company acquired substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation ("Van Leeuwen") for cash consideration of $41.1 million. Van Leeuwen, a leading provider of pipe, valves and fittings to the refining, petrochemical and power generation industries, has been integrated into the Company's Distribution segment operations.

     On August 22, 2001, M-I acquired BW Group plc ("BW Group"), based in Scotland, for cash consideration of $20.5 million and the assumption of certain indebtedness. BW Group provides drilling and completion fluids and related engineering services to the North Sea market.

     On October 2, 2001, M-I acquired The SulfaTreat Company, a natural gas production services company headquartered in the United States, for cash consideration of $35.0 million.

     On October 23, 2001, M-I acquired the oilfield and industrial screen operations of Madison Filter Belgium S.A. ("Madison") for cash consideration of $93.5 million. Madison, which includes United Wire Ltd. based in Scotland and Southwestern Wire Cloth, Inc. based in the United States, manufactures and markets screens for oilfield shakers and provides screening products for use in a broad range of industrial markets.

         The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $137.1 million, which has been recorded as goodwill. Of this amount, $135.8 million relates to the Oilfield Products and Services segment and $1.3 million is associated with the Distribution segment. Goodwill associated with 2001 acquisitions completed prior to July 1, was amortized on a straight-line basis over 20 years; however, goodwill related to transactions completed subsequent to that date was not amortized in accordance with the provisions of SFAS No. 142. The purchase price allocation related to certain of the 2001 acquisitions is based upon preliminary information and is subject to change when additional data concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         During 2000, the Company acquired six operations in exchange for aggregate cash consideration of $145.4 million and the assumption of certain liabilities. The minority partner in M-I contributed $21.6 million of cash to the joint venture in connection with an acquisition. Significant 2000 transactions include:

     On January 15, 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc. ("Texas Mill"), in exchange for cash consideration of $30.0 million. Texas Mill was a Houston, Texas based-provider of industrial mill and safety products and management services primarily to the refining, power generation and petrochemical markets.

     On November 30, 2000, M-I acquired the drilling fluids and solids-control assets of Bolland & Cia. S.A., based in Argentina, for cash consideration of $25.5 million.

     On December 15, 2000, M-I acquired the Sweco Division of Emerson ("Sweco") for cash consideration of $75.0 million. Sweco manufactures, markets and services specialty separation equipment for oilfield applications and a broad range of industrial markets.

         The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $111.9 million, which has been recorded as goodwill. Of this amount, $95.3 million relates to the Oilfield Products and Services segment and $16.6 million is associated with the Distribution segment. Goodwill associated with 2000 acquisitions was amortized on a straight-line basis over 20 years.

         During 1999, the Company acquired six operations in exchange for aggregate consideration of $64.0 million, including cash and common stock, and the assumption of certain liabilities. In addition, the Company repaid a $265.0 million promissory note issued in connection with the 1998 acquisition of the remaining 36 percent interest in M-I. Significant 1999 transactions include:

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

     On July 25, 1999, the Company completed a transaction with Schlumberger Limited ("Schlumberger") related to the combination of certain M-I and Dowell drilling fluid operations under a joint venture arrangement. Schlumberger contributed its non-U.S. Dowell drilling fluid operations, including an asset equalization payment of $34.7 million, and paid cash consideration of $280.0 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations (collectively, the "M-I Transaction").

         The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $68.6 million, which has been recorded as goodwill. Of this amount, $48.2 million relates to the Oilfield Products and Services segment and $20.4 million is associated with the Distribution segment. Goodwill associated with 1999 acquisitions was amortized on a straight-line basis over 40 years.

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

                                        2001             2000
                                   --------------   --------------

Revenues .......................   $    3,639,767   $    3,123,528

Net income .....................          156,319           75,296
Earnings per share:
          Basic ................   $         3.14   $         1.52
          Diluted ..............             3.11             1.50

         The following schedule summarizes investing activities related to 2001, 2000 and 1999 acquisitions included in the consolidated statements of cash flows:

                                                                        2001         2000           1999
                                                                     ----------    ----------    ----------

Fair value of tangible and identifiable intangible assets, net
  of cash acquired ...............................................   $  195,500    $   91,167    $  230,305
Goodwill recorded ................................................      137,100       111,892        68,597
Note payments related to acquisitions ............................           --            --       295,000
Total liabilities and minority interests assumed .................      (84,473)      (57,688)     (264,880)
Common stock issued for consideration ............................           --            --       (23,725)
                                                                     ----------    ----------    ----------
Cash paid for acquisition of businesses, net of cash acquired ....   $  248,127    $  145,371    $  305,297
                                                                     ==========    ==========    ==========

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

4. EARNINGS PER COMMON SHARE

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Outstanding employee stock options of 0.2 million and 0.5 million at December 31, 2001 and 1999, respectively, were not included in the computation of diluted earnings per common share as the exercise price was greater than the average market price for the Company's stock during the corresponding period.

         The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                            2001         2000         1999
                                         ----------   ----------   ----------

BASIC EPS:
Net income ...........................   $  152,145   $   72,800   $   56,724
                                         ==========   ==========   ==========

Weighted average number of common
  shares outstanding .................       49,752       49,603       48,586
                                         ==========   ==========   ==========

Basic EPS ............................   $     3.06   $     1.47   $     1.17
                                         ==========   ==========   ==========


DILUTED EPS:
Net income ...........................   $  152,145   $   72,800   $   56,724
                                         ==========   ==========   ==========

Weighted average number of common
  shares outstanding .................       49,752       49,603       48,586
Dilutive effect of stock options .....          472          699          604
                                         ----------   ----------   ----------
                                             50,224       50,302       49,190
                                         ==========   ==========   ==========

Diluted EPS ..........................   $     3.03   $     1.45   $     1.15
                                         ==========   ==========   ==========


5. INVENTORIES

         Inventories consist of the following at December 31:

                                                                             2001            2000
                                                                         ------------    ------------
Raw materials ........................................................   $     50,821    $     46,923
Work-in-process ......................................................         65,008          57,167
Products purchased for resale ........................................        154,787         139,591
Finished goods .......................................................        406,143         341,117
                                                                         ------------    ------------
                                                                              676,759         584,798
Reserves to state certain U.S. inventories ($300,868 and $273,811 in
  2001 and 2000, respectively) on a LIFO basis .......................        (23,608)        (24,771)
                                                                         ------------    ------------
                                                                         $    653,151    $    560,027
                                                                         ============    ============

6. DEBT

         The following summarizes the Company's outstanding debt at December 31:

                                                                                                2001          2000
                                                                                             ----------    ----------

CURRENT:
  Short-term borrowings ..................................................................   $   50,156    $   75,394
  Current portion of long-term debt ......................................................       98,537        90,557
                                                                                             ----------    ----------
    Short-term borrowings and current portion of long-term debt ..........................   $  148,693    $  165,951
                                                                                             ==========    ==========

LONG-TERM:
  Notes:
  6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%.
    Interest payable semi-annually (presented net of unamortized discount of $1,084) .....   $  248,916    $       --

  7% Senior Notes maturing September 2007 with an effective interest rate of 7.07%.
    Interest payable semi-annually (presented net of unamortized discount of $589 and
    $693 in 2001 and 2000, respectively) .................................................      149,411       149,307

  Senior Notes maturing October 2003.  Interest payable quarterly at adjusted LIBOR as defined (3.55% at December 31, 2001) and described below (presented net of
    unamortized discount of $295) ........................................................       74,705            --

  7.63% Notes payable to insurance companies maturing April 2006.  Principal due in
    equal annual installments of $3.3 million.  Interest payable semi-annually ...........       16,666        60,222

  7.7% Senior Secured Notes maturing July 2007.  Principal due in equal annual
    installments of $7.1 million.  Interest payable semi-annually ........................       42,857        50,000

  Bank revolvers payable:
  $120.0 million revolving note expiring December 2002.  Interest payable quarterly at base rate (4.75% at December 31, 2001) or adjusted Eurodollar interbank rate, as
    defined (2.43% at December 31, 2001) and described below .............................       50,800       103,300

  M-I $80.0 million revolving note expiring December 2002. Interest payable quarterly at base rate (4.75% at December 31, 2001) or adjusted Eurodollar
    interbank rate, as defined (2.43% at December 31, 2001) and described below ..........       30,900        55,000

  Term loans and other ...................................................................       23,124        47,444
                                                                                             ----------    ----------
                                                                                                637,379       465,273
  Less-Current portion of long-term debt .................................................      (98,537)      (90,557)
                                                                                             ----------    ----------
    Long-term debt .......................................................................   $  538,842    $  374,716
                                                                                             ==========    ==========

Principal payments of long-term debt for years subsequent to 2002 are as follows:

                2003 .....................................................................   $  101,944
                2004 .....................................................................       10,476
                2005 .....................................................................       10,476
                2006 .....................................................................       10,476
                Thereafter ...............................................................      405,470
                                                                                             ----------
                                                                                             $  538,842
                                                                                             ==========

         The Company's short-term borrowings consist of amounts outstanding under lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. banks aggregating $95.1 million. At December 31, 2001, $38.1 million of additional borrowing capacity was available under these facilities. These borrowings had a weighted average interest rate of eight percent and 11 percent at December 31, 2001 and 2000, respectively.

         At December 31, 2001, the Company had $200.0 million of unsecured revolving credit agreements in addition to the facilities discussed above. These agreements, which mature in December 2002, provide for the election of interest at a base rate or a Eurodollar rate of LIBOR plus 30 basis points and require the payment of a quarterly commitment fee of one-tenth of one percent of the unutilized credit facility. The interest and commitment fee percentages are determined based upon the senior debt rating of the Company, as defined. As of December 31, 2001, the borrowing capacity under these lines of credit approximated $118.3 million.

         In February 2001, the Company completed a public offering of $250.0 million of 6.75 percent senior notes. The notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments. The Company received net proceeds of $246.7 million from the offering, which was used to repay short-term borrowings and indebtedness under revolving credit agreements.

         In October 2001, the Company completed a $75.0 million floating rate, senior note offering. These notes mature in October 2003 and accrue interest based on a variable rate, subject to quarterly adjustments, equal to LIBOR plus
112.5 basis points. Proceeds from the offering were used to finance acquisitions.

         The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2001. The indentures relating to its long-term debt contain certain covenants restricting the payment of cash dividends to the Company's common stockholders based on net income and operating cash flow formulas, as defined. The Company has not paid dividends on its common stock since the first quarter of 1986.

         Interest paid during the years ended December 31, 2001, 2000 and 1999, amounted to $39.4 million, $35.4 million and $34.0 million, respectively.

7. FINANCIAL INSTRUMENTS

Interest Rate Contracts

         From time to time, the Company enters into interest rate contracts with the intent of managing its exposure to interest rate risk. Interest rate contracts are agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating rates, for defined time periods. Realized gains and losses from interest rate contracts are recognized currently in the consolidated statements of operations. Market value gains and losses on designated fixed rate interest contracts are deferred to accumulated other comprehensive income. In the unlikely event that the counterparty fails to perform under an outstanding contract, the Company bears the credit risk that payments due to the Company may not be collected.

         At December 31, 2000, the Company had notional principal amounts of interest rate swaps on outstanding debt of $78.6 million. These agreements, which were hedges against certain obligations, terminated in 2001 and no interest rate contracts were outstanding at December 31, 2001.

Foreign Currency Contracts and Options

         From time to time, the Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and foreign currency commitments. The terms of these contracts generally do not exceed one year. For designated and undesignated fair value hedges, settlement and market value gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. Gains or losses on contracts are deferred to accumulated other comprehensive income if the transaction qualifies as a designated cash flow hedge. At December 31, 2001 and 2000, foreign exchange contracts outstanding totaled $43.1 million and $42.9 million, respectively.

         In 1999 and 2000, the Company purchased foreign exchange option contracts, with terms which generally did not exceed one year, to hedge certain operating exposures. Premiums paid under these contracts were expensed over the life of the option contract. Gains arising on these options were recognized at the time the options were exercised.

Fair Value

         The recorded and fair values of long-term debt and interest rate swaps at December 31 are as follows:

                                      2001                       2000
                             -----------------------   -----------------------
                              Recorded      Fair        Recorded       Fair
                               Value        Value        Value         Value
                             ----------   ----------   ----------   ----------

Long-term debt ...........   $  637,379   $  649,329   $  465,273   $  465,351
Interest rate swaps ......           --           --           --          496

         The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables, short-term debt and foreign currency contracts, approximates the carrying value due to the short-term nature of these instruments.

8.  INCOME TAXES

         The geographical sources of income before income taxes and minority interests for the three years ended December 31, 2001 were as follows:

                                                            2001         2000         1999
                                                         ----------   ----------   ----------

Income before income taxes and minority interests:
  United States ......................................   $  174,223   $   74,681   $   70,463
  Non-United States ..................................      154,823       89,450       40,296
                                                         ----------   ----------   ----------

  Total ..............................................   $  329,046   $  164,131   $  110,759
                                                         ==========   ==========   ==========

         The income tax provision is summarized as follows:

                              2001          2000         1999
                           ----------    ----------   ----------

Current:
  United States ........   $   57,553    $   12,111   $   16,266
  Non-United States ....       46,226        23,138        9,723
  State ................        3,774           146        1,675
                           ----------    ----------   ----------
                              107,553        35,395       27,664
                           ----------    ----------   ----------
Deferred:
  United States ........       (5,341)       11,601       18,015
  Non-United States ....        4,185         8,002        2,186
                           ----------    ----------   ----------
                               (1,156)       19,603       20,201
                           ----------    ----------   ----------
Income tax provision ...   $  106,397    $   54,998   $   47,865
                           ==========    ==========   ==========


         Deferred taxes are principally attributable to temporary differences related to depreciation expense, accrued liabilities, inventories and net operating loss and tax credit carryforwards.

         The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. federal statutory tax rate as follows:

                                                                                          2001           2000           1999
                                                                                       ----------     ----------     ----------
U.S. federal statutory tax rate ....................................................         35.0%          35.0%          35.0%
Minority partner's share of U.S. partnership earnings ..............................         (4.3)          (4.3)          (1.6)
Non-deductible expenses ............................................................          3.4            3.9            5.0
Benefit of foreign sales corporation ...............................................         (1.1)          (0.6)          (0.6)
State taxes, net ...................................................................          1.1            0.1            1.5
Non-U.S. tax provisions which vary from the
  U.S. rate/non-U.S. losses with no tax benefit realized ...........................         (1.7)          (0.6)           4.2
Other items, net ...................................................................         (0.1)            --           (0.3)
                                                                                       ----------     ----------     ----------
Effective tax rate .................................................................         32.3%          33.5%          43.2%
                                                                                       ==========     ==========     ==========

         The components of deferred taxes at December 31 are as follows:

                                                                                          2001           2000
                                                                                       ----------     ----------

Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation):
    United States ..................................................................   $  (36,459)    $  (35,883)
    Non-United States ..............................................................      (19,523)       (21,036)
                                                                                       ----------     ----------
  Total deferred tax liabilities ...................................................      (55,982)       (56,919)
                                                                                       ----------     ----------

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
    United States ..................................................................           --          3,952
    Non-United States ..............................................................       27,261         33,090

Other deferred tax assets (principally accrued liabilities not deductible until paid):
    United States ..................................................................       52,442         44,879
    Non-United States ..............................................................          880          4,396
                                                                                       ----------     ----------
      Subtotal .....................................................................       80,583         86,317

Valuation allowance ................................................................      (28,778)       (32,250)
                                                                                       ----------     ----------

  Total deferred tax assets ........................................................       51,805         54,067
                                                                                       ----------     ----------

      Net deferred tax liabilities .................................................   $   (4,177)    $   (2,852)
                                                                                       ==========     ==========

Balance sheet presentation:

  Deferred tax assets, net .........................................................   $   35,414     $   29,462
  Other assets .....................................................................        5,862         12,345
  Other current liabilities ........................................................       (4,949)            --
  Deferred tax liabilities .........................................................      (40,504)       (44,659)
                                                                                       ----------     ----------
      Net deferred tax liabilities .................................................   $   (4,177)    $   (2,852)
                                                                                       ==========     ==========

         Total foreign operating loss carryforwards at December 31, 2001, are approximately $27.3 million, of which $22.6 million has been offset by recording a valuation reserve. These losses are available to reduce the future tax liabilities of their respective foreign entities. Approximately $10.0 million of these losses will carryforward indefinitely, while the remaining losses expire at various dates. The Company's valuation allowance was reduced by $3.5 million in 2001 and $1.4 million in 2000 due to the expiration of net operating loss and tax credit carryforwards outside the United States.

         Income taxes paid during the years ended December 31, 2001, 2000 and 1999, amounted to $87.9 million, $23.0 million and $33.7 million, respectively.

         The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $35.0 million at December 31, 2001, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

9. STOCKHOLDERS' EQUITY

Treasury Share Repurchases

         During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other factors. During 2001, the Company repurchased 536,200 shares of common stock at an aggregate cost of $21.4 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.

Stockholder Rights Plan

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

         Each Right entitles the holder thereof (except an Acquiring Person) to purchase, at an exercise price of $350, shares of the Company's common stock having a market value of twice the Right's exercise price subject to adjustment. The Rights are exercisable upon the occurrence of certain events related to a person acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company's common stock. The acquiring person will not be entitled to exercise these Rights. In addition, if the Company is involved in a merger or other business combination transaction, or sells 50 percent or more of its assets or earning power to another entity, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other entity having a value of twice the Right's exercise price.

         The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per Right until the occurrence of certain events. The Rights currently trade with the Company's common stock, have no voting or dividend rights and expire on June 8, 2010.

Accumulated Other Comprehensive Income

         As of December 31, 2001, accumulated other comprehensive income in the accompanying consolidated balance sheet includes $22.9 million of cumulative currency translation losses, $1.0 million of cumulative changes in unrealized fair value of derivatives and $0.9 million of cumulative minimum pension liability adjustments. Approximately $0.5 million of the cumulative changes in unrealized fair value of derivatives is expected to be realized in the consolidated statement of operations in 2002.

10. EMPLOYEE STOCK OPTIONS

         As of December 31, 2001, the Company had outstanding stock options granted under the 1989 Long-Term Incentive Compensation Plan ("1989 Plan"). Options are generally granted at the fair market value on the date of grant with matters such as vesting periods and expiration of options determined on a grant-by-grant basis. The options, exercisable at various dates through December 2011, are conditioned upon continued employment.

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

         The Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1989 Plan and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                       2001              2000              1999
                                                                   ------------       ------------      -----------
Net income                      As reported.................       $    152,145       $     72,800      $    56,724
                                Pro forma...................            145,713             68,457           53,575

Earnings per share              As reported:
                                  Basic.....................       $       3.06       $       1.47      $      1.17
                                  Diluted...................               3.03               1.45             1.15

                                Pro forma:
                                  Basic.....................       $       2.93       $       1.38      $      1.10
                                  Diluted...................               2.90               1.36             1.09

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which resulted in a weighted average fair value of $23.77, $30.66 and $15.08 for grants made during the years ended December 31, 2001, 2000 and 1999, respectively. The following assumptions were used for option grants in 2001, 2000 and 1999, respectively; dividend yield of 0.0 percent, 0.0 percent and 1.7 percent; expected volatility of 47.0 percent, 43.0 percent and 34.0 percent; risk-free interest rates of 4.2 percent,
5.4 percent and 6.8 percent; and an expected life of six years. The compensation expense included in the above pro forma net income may not be indicative of amounts to be included in future periods as the fair value of options granted prior to adopting SFAS No. 123 was not determined.

         A summary of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during those years is presented below:

                                            SHARES      WEIGHTED AVERAGE
                                         UNDER OPTION    EXERCISE PRICE
                                         ------------   ---------------
Outstanding at December 31, 1998 .....      2,202,756    $      27.47

Options granted ......................        546,110           39.19
Options forfeited ....................        (22,175)          32.65
Options exercised ....................       (237,401)          13.05
                                         ------------    ------------

Outstanding at December 31, 1999 .....      2,489,290           31.37

Options granted ......................        531,910           61.36
Options forfeited ....................        (36,490)          43.95
Options exercised ....................       (833,019)          21.18
                                         ------------    ------------

Outstanding at December 31, 2000 .....      2,151,691           42.62

Options granted ......................        633,300           47.00
Options forfeited ....................        (29,592)          39.08
Options exercised ....................       (171,000)          32.25
                                         ------------    ------------

Outstanding at December 31, 2001 .....      2,584,399    $      44.42
                                         ============    ============

         The number of outstanding fixed stock options exercisable at December 31, 2000 and 1999 was 825,307 and 1,100,841, respectively. These options had a weighted average exercise price of $37.98 and $26.84 at December 31, 2000 and 1999, respectively. The following summarizes information about fixed stock options outstanding at December 31, 2001:

                                         Options Outstanding                        Options Exercisable
                           --------------------------------------------------   ------------------------------
                                               Weighted            Weighted                         Weighted
                                               Average             Average                          Average
       Range of                Number         Remaining            Exercise          Number         Exercise
    Exercise Prices         Outstanding    Contractual Life         Price        Exercisable         Price
    ---------------        --------------  ----------------     -------------   -------------     ------------
  $   8.38 -  $   10.31             7,287             1.8       $        8.86           7,287     $       8.86
  $  13.13 -  $   17.88            36,560             3.4               15.39          36,560            15.39
  $  23.56 -  $   41.13         1,163,400             7.1               31.87         778,081            31.05
  $  47.00 -  $   69.06         1,377,152             8.9               55.98         350,327            66.18
                           --------------     -----------       -------------   -------------     ------------
                                2,584,399             8.0       $       44.42       1,172,255     $      40.92
                           ==============     ===========       =============   =============     ============

         At December 31, 2001, there were no significant additional shares of common stock reserved under the 1989 Plan for the future granting of stock options, awarding of additional restricted stock options and/or awarding of additional stock appreciation rights.

11. EMPLOYEE BENEFITS

Pension Plans

         The Company has historically maintained a number of pension plans covering certain U.S. and non-U.S. employees. Future benefit accruals and the addition of new participants under most plans were frozen in 1987 and 1998, with distributions made in 2000 and 2001 to settle the majority of the outstanding benefit obligations. In connection with the acquisition of Van Leeuwen in 2001, the Company assumed certain pension obligations related to its employees. Remaining benefits payable under the Smith and Van Leeuwen pension plans constitute the only significant obligations outstanding as of December 31, 2001.

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

         Although Wilson provides postretirement medical coverage to eligible retirees and their spouses, new employees have not been eligible for inclusion under this program since February 1987. Eligible individuals are able to continue primary medical coverage under Wilson's group insurance program until reaching the age of 65 at which time such coverage becomes secondary for participants electing to remain in the program. Participating retirees are required to contribute a portion of the insurance premiums under the program with Wilson responsible for any costs in excess of those contributions.

         The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

                                                                       PENSION PLANS            POSTRETIREMENT BENEFIT PLANS
                                                                  -------------------------     ----------------------------
                                                                     2001           2000           2001              2000
                                                                  ----------     ----------     ----------        ----------

Changes in benefit obligations:
  Benefit obligations at beginning of year ....................   $   12,320     $   24,981     $   13,657        $   14,595
  Service cost ................................................           --             --            221               248
  Interest cost ...............................................          731            917            993             1,066
  Plan participants contributions .............................           --             --            522               521
  Actuarial loss (gain) .......................................          486            653          1,821            (1,412)
  Business acquisition ........................................        4,872             --             --                --
  Plan settlements ............................................       (1,720)       (13,663)            --                --
  Benefits paid ...............................................         (438)          (568)        (1,505)           (1,361)
                                                                  ----------     ----------     ----------        ----------
  Benefit obligations at end of year ..........................   $   16,251     $   12,320     $   15,709        $   13,657
                                                                  ==========     ==========     ==========        ==========

Changes in plan assets:
  Fair value of plan assets at beginning of year ..............   $   11,879     $   26,295     $       --        $       --
  Actual return on plan assets ................................          229          1,134             --                --
  Employer contributions ......................................           --             --            983               840
  Plan participants contribution ..............................           --             --            522               521
  Transfer to other employee benefit plan .....................           --         (1,319)            --                --
  Business acquisition ........................................        3,338             --             --                --
  Plan settlements ............................................       (1,720)       (13,663)            --                --
  Benefits paid ...............................................         (438)          (568)        (1,505)           (1,361)
                                                                  ----------     ----------     ----------        ----------
  Fair value of plan assets at end of year ....................   $   13,288     $   11,879     $       --        $       --
                                                                  ==========     ==========     ==========        ==========

  Funded status ...............................................   $   (2,963)    $     (441)    $  (15,709)       $  (13,657)
  Unrecognized net actuarial loss (gain) ......................        2,004          1,411           (584)           (2,755)
  Unrecognized prior service cost .............................           --             --         (1,089)           (1,323)
                                                                  ----------     ----------     ----------        ----------
  Prepaid benefit (accrued liability) .........................   $     (959)    $      970     $  (17,382)       $  (17,735)
                                                                  ==========     ==========     ==========        ==========


         Assumptions used for financial reporting purposes to compute net benefit expense and its components are as follows:

                                                                        PENSION PLANS           POSTRETIREMENT BENEFIT PLANS
                                                                  -------------------------     ----------------------------
                                                                     2001           2000           2001              2000
                                                                  ----------     ----------     ----------        ----------

Weighted average assumptions:
  Discount rate ...............................................         7.25%          7.40%          7.25%       7.26%-7.40%
  Expected return on plan assets ..............................         8.50%          8.50%           N/A               N/A

Components of net periodic benefit expense:
  Service cost ................................................   $       50     $       --     $      221        $      248
  Interest cost ...............................................        1,061            898            993             1,066
  Return on plan assets .......................................         (887)          (742)            --                --
  Amortization of prior service cost ..........................           --             --           (234)             (234)
  Amortization of loss (gain) .................................          260         (1,319)          (350)             (125)
                                                                  ----------     ----------     ----------        ----------
  Net periodic benefit expense (credit) .......................   $      484     $   (1,163)    $      630        $      955
                                                                  ==========     ==========     ==========        ==========

         The health care cost trend rate assumption can have a significant effect on the amounts reported. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $2.2 million and $0.2 million, respectively. A decrease of one percentage point in the health care cost trend rate would decrease the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $1.8 million and $0.2 million, respectively.

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

         M-I has a Company Profit-Sharing and Savings Plan (the "M-I Plan") under which participating employees may contribute up to 12 percent of their compensation, as defined. Under the terms of the M-I Plan, qualified employees are eligible to receive basic, matching and profit-sharing contributions with the approval of the Employee Benefits Committee, and in certain instances, the Board of Directors. Participants are eligible to receive a basic contribution equal to three percent of qualified compensation, and a full match of the first 1 1/2 percent of their contributions. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by M-I on December 31.

         The Company recognized expense totaling $25.5 million, $20.7 million and $12.4 million in 2001, 2000 and 1999, respectively, related to Company contributions to the plans.

         Certain of the Company's subsidiaries sponsor various defined contribution plans. The Company's contributions under these plans for each of the three years in the period ended December 31, 2001, were immaterial.

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

         The principal markets for these segments include all major oil and gas producing regions of the world including North America, Latin America, Europe/Africa, the Middle East and the Far East. The Company's customers include major multi-national, independent and national, or state-owned, oil companies. In addition, the Company provides products and services to customers in the petrochemical and chemical industries and other industrial markets.

         The following table presents financial information for each reportable segment:

                                           2001            2000            1999
                                       ------------    ------------    ------------

Revenues:
  Oilfield Products and Services ...   $  2,424,131    $  1,855,126    $  1,309,539
  Distribution .....................      1,127,078         905,888         496,614
                                       ------------    ------------    ------------
                                       $  3,551,209    $  2,761,014    $  1,806,153
                                       ============    ============    ============

Income Before Interest and Taxes:
  Oilfield Products and Services ...   $    354,614    $    188,017    $     70,630
  Distribution .....................         22,893          16,655             178
  General corporate ................         (5,997)         (5,646)         (5,275)
  Non-recurring items ..............             --              --          83,999
                                       ------------    ------------    ------------
                                       $    371,510    $    199,026    $    149,532
                                       ============    ============    ============

Non-Recurring Items (See Note 3):
  Oilfield Products and Services ...   $         --    $         --    $     83,999
  Distribution .....................             --              --              --
                                       ------------    ------------    ------------
                                       $         --    $         --    $     83,999
                                       ============    ============    ============

Capital Expenditures:
  Oilfield Products and Services ...   $    118,350    $     85,225    $     52,013
  Distribution .....................          7,173           7,219           4,776
  General corporate ................          2,119           2,137             385
                                       ------------    ------------    ------------
                                       $    127,642    $     94,581    $     57,174
                                       ============    ============    ============

Depreciation and Amortization:
  Oilfield Products and Services ...   $     84,311    $     72,379    $     70,583
  Distribution .....................          7,687           7,588           4,953
  General corporate ................            897             721             501
                                       ------------    ------------    ------------
                                       $     92,895    $     80,688    $     76,037
                                       ============    ============    ============

Total Assets:
  Oilfield Products and Services ...   $  2,250,332    $  1,829,908    $  1,499,735
  Distribution .....................        386,986         367,220         281,970
  General corporate ................         98,510          98,159         112,870
                                       ------------    ------------    ------------
                                       $  2,735,828    $  2,295,287    $  1,894,575
                                       ============    ============    ============

         The following table presents consolidated revenues by country:

                                           2001            2000            1999
                                       ------------    ------------    ------------

United States ......................   $  1,829,378    $  1,349,812    $    834,783
Canada .............................        400,124         380,316         204,956
Norway .............................        174,576         133,068          86,784
Venezuela ..........................        109,791          92,294          60,383
United Kingdom .....................        101,230          84,102          84,115
Other ..............................        936,110         721,422         535,132
                                       ------------    ------------    ------------
                                       $  3,551,209    $  2,761,014    $  1,806,153
                                       ============    ============    ============

         The following table presents the net long-lived assets by country:

                          2001         2000         1999
                       ----------   ----------   ----------
United States ......   $  287,630   $  226,693   $  210,783
Canada .............       29,012       33,974       36,679
Norway .............       12,074       11,565       11,292
Venezuela ..........       14,926       16,336       16,665
United Kingdom .....       12,766       12,265       14,434
Other ..............      132,089      108,215       91,229
                       ----------   ----------   ----------
                       $  488,497   $  409,048   $  381,082
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

         The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $50.8 million in 2001, $42.4 million in 2000 and $39.0 million in 1999.

14. COMMITMENTS AND CONTINGENCIES

Leases

         The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $51.4 million, $39.4 million and $30.6 million in 2001, 2000 and 1999, respectively.

         Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

                                                                 AMOUNT
                                                             -------------
2002................................................         $      31,247
2003................................................                23,033
2004................................................                16,725
2005................................................                12,359
2006................................................                 9,416
2007 through 2011...................................                18,219
Thereafter..........................................                20,311
                                                             -------------
                                                             $     131,310
                                                             =============

         In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Standby Letters of Credit

         From time to time, the Company issues standby letters of credit and bid and performance bonds. At December 31, 2001, the Company had $35.2 million of these instruments outstanding, primarily performance bonds, of which $27.8 million expire in 2002. Management does not expect any material amounts to be drawn on these instruments.

Insurance

         The Company maintains insurance coverage for various aspects of its business and operations. The Company has elected to retain a portion of losses that occur through the use of deductibles and retentions under its insurance programs. Amounts in excess of the self-insured retention levels are fully insured to limits believed appropriate for the Company's operations. Self-insurance accruals are based on claims filed and an estimate for claims incurred but not reported. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate for expected liabilities arising from the Company's portion of losses, estimates of these liabilities may change as circumstances develop.

Litigation

         The Company is a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental

         The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company. Although the Company believes it is in substantial compliance with environmental protection laws, estimating the costs of compliance with these regulations is difficult considering the continual changes in environmental legislation.

         In connection with most business acquisitions, the Company obtains contractual indemnifications from the seller related to environmental matters. These indemnifications generally provide for the reimbursement of environmental clean-up costs incurred by the Company for events occurring or circumstances existing prior to the purchase date, whether the event or circumstance was known or unknown at that time. A substantial portion of the Company's total environmental exposure is associated with its M-I operations, which are subject to various indemnifications from former owners.

         While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2001, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. In the unlikely event that the parties providing indemnifications do not fulfill their obligations, such event could result in the recognition of up to $25.0 million in additional environmental exposure, impacting earnings and cash flows in future periods.

15. SUBSEQUENT EVENT

         Subsequent to December 31, 2001, the Argentine government issued a decree that eliminated the U.S. dollar as Argentina's monetary benchmark and converted U.S. dollar-denominated obligations to peso-denominated obligations using mandated conversion rates. The Company's operations in Argentina are U.S. dollar-functional, with the majority of sales to customers invoiced in U.S. dollars. While the Company does not anticipate that this event will have a material adverse effect on the Company's consolidated financial position or results of operations, there can be no assurance that economic conditions in Argentina will not worsen, which could impact future earnings.

16. QUARTERLY INFORMATION (UNAUDITED)

                                    FIRST          SECOND         THIRD          FOURTH         YEAR
                                 ------------   ------------   ------------   ------------   ------------
                                                   (In thousands, except per share data)

2001
Revenues .....................   $    865,311   $    872,389   $    909,682   $    903,827   $  3,551,209
Gross profit .................        246,089        258,936        273,056        267,723      1,045,804
Net income ...................         34,218         37,682         42,066         38,179        152,145
Basic earnings per share .....           0.69           0.75           0.84           0.77           3.06
Diluted earnings per share ...           0.68           0.75           0.84           0.77           3.03
2000
Revenues .....................   $    625,432   $    657,229   $    718,470   $    759,883   $  2,761,014
Gross profit .................        161,483        174,335        195,352        213,999        745,169
Net income ...................         11,323         14,974         20,474         26,029         72,800
Basic earnings per share .....           0.23           0.30           0.41           0.52           1.47
Diluted earnings per share ...           0.23           0.30           0.41           0.52           1.45

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                               REFERENCE
                                                                                                               ---------
(1)      Financial statements included in this report:
         Report of Independent Public Accountants...........................................................       22
         Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999.................................................................       23
         Consolidated Balance Sheets at December 31, 2001 and 2000..........................................       24
         Consolidated Statements of Stockholders' Equity and Comprehensive Income
           for the years ended December 31, 2001, 2000 and 1999.............................................       26
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999.................................................................       27
         Notes to Consolidated Financial Statements.........................................................       28

(2)      Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999:
         Report of Independent Public Accountants on Financial Statement Schedule...........................       53
         Schedule II-Valuation and Qualifying Accounts and Reserves.........................................       54

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits and Index to Exhibits

     3.1         -  Restated Certificate of Incorporation of the Company as amended by Certificate of Amendment of
                    Articles of Incorporation of the Company, dated as of July 8, 1987, and Certificate of
                    Amendment to Restated Certificate of Incorporation of the Company, dated November 17, 1987.
                    Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     3.2         -  Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May
                    23, 2001. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-8 dated July
                    26, 2001 and incorporated herein by reference.

     3.3         -  Bylaws of the Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form
                    8-K dated August 13, 1998 (and filed on August 14, 1998) and incorporated herein by reference.

     4.1         -  Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust
                    Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company's report on Form
                    8-A, dated June 15, 2000, and incorporated herein by reference.

     4.2         -  Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago
                    Trust Company of New York (the "Rights Agent") and effective as of October 1, 2001. Filed as
                    Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

     4.3         -  Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit
                    4.1 to the Company's Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

     4.4         -  Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement
                    on Form S-3 dated September 9, 1997 and incorporated herein by reference.

     4.5         -  Form of Note. Filed as Exhibit 4.1 to the Company's report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

     9.          -  Not applicable.

    10.1         -  Smith International, Inc. 1989 Long Term Incentive Compensation Plan, as amended to date.
                    Filed as Exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31,
                    1999 and incorporated herein by reference.

    10.2         -  Smith International, Inc. Stock Plan for Outside Directors, as amended to date. Filed as
                    Exhibit 10.3 to the Company's report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

    10.3         -  Smith International, Inc. Supplemental Executive Retirement Plan, as amended and restated
                    effective January 2, 2001. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

    10.4         -  Supply Agreement dated April 2, 1987 between the Company and TCM Holding Corporation and
                    Rogers Tool Works, Inc. for the supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

    10.5         -  Amendment to Supply Agreement dated January 22, 1993 between the Company and Rogers Tool
                    Works, Inc. Filed as Exhibit 10.7 to the Company's report on Form 10-K for the year ended
                    December 31, 1995 and incorporated herein by reference.

    10.6         -  Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as
                    Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    10.7         -  Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as
                    Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

    10.8         -  Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner. Filed as
                    Exhibit 10.12 to the Company's report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

    10.9         -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas
                    L. Rock. Filed as Exhibit 10.11 to the Company's report on Form 10-K for the year ended
                    December 31, 1999 and incorporated herein by reference.

    10.10        -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S.
                    Sutton. Filed as Exhibit 10.12 to the Company's report on Form 10-K for the year ended
                    December 31, 1999 and incorporated herein by reference.

    10.11        -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Richard
                    A. Werner. Filed as Exhibit 10.13 to the Company's report on Form 10-K for the year ended
                    December 31, 1999 and incorporated herein by reference.

    10.12        -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K.
                    Carroll. Filed as Exhibit 10.14 to the Company's report on Form 10-K for the year ended
                    December 31, 1999 and incorporated herein by reference.

    10.13        -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret
                    K. Dorman. Filed as Exhibit 10.15 to the Company's report on Form 10-K for the year ended
                    December 31, 1999 and incorporated herein by reference.

    10.14        -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J.
                    Kennedy. Filed as Exhibit 10.16 to the Company's report on Form 10-K for the year ended
                    December 31, 1999 and incorporated herein by reference.

    10.15        -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A.
                    Brown. Filed as Exhibit 10.17 to the Company's report on Form 10-K for the year ended December
                    31, 1999 and incorporated herein by reference.

    10.16        -  Note Agreement, dated as of May 21, 1996, between the Company and Principal Mutual Life
                    Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Variable Life
                    Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as Trustee for AT&T Master
                    Pension Trust and The Maritime Life Assurance Company. Filed as Exhibit 10.3 to the Company's
                    report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.


    10.17        -  First Amendment and Waiver to Note, dated as of May 5, 1997, between the Company and Principal
                    Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock
                    Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as Trustee for
                    AT&T Master Pension Trust and The Maritime Life Assurance Company. Filed as Exhibit 10.19 to
                    the Company's report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

    10.18        -  Second Amendment to Note Agreement, dated as of July 31, 1998, between the Company and
                    Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John
                    Hancock Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as
                    Trustee for AT&T Master Pension Trust and The Maritime Life Assurance Company. Filed as
                    Exhibit 10.20 to the Company's report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

    10.19        -  Third Amendment to Note Agreement, dated as of April 27, 1999, between the Company and
                    Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John
                    Hancock Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as
                    Trustee for AT&T Master Pension Trust and The Maritime Life Assurance Company. Filed as
                    Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

    10.20        -  Fourth Amendment to Note Agreement, dated as of September 30, 1999, between the Company and
                    Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John
                    Hancock Variable Life Insurance Company, IDS Certificate Company, Mellon Bank, N.A., as
                    Trustee for AT&T Master Pension Trust and The Maritime Life Assurance Company. Filed as
                    Exhibit 10.22 to the Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

    10.21        -  Loan Agreement dated as of April 4, 1996, by and among the Company and Texas Commerce Bank
                    National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form
                    10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

    10.22        -  Loan Agreement dated as of April 4, 1996, by and among M-I Drilling Fluids Company, L.L.C.,
                    Texas Commerce Bank National Association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

    10.23        -  First Amendment to Loan Agreement dated April 8, 1997, by and among the Company and Texas
                    Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

    10.24        -  First Amendment to Loan Agreement dated April 8, 1997, by and among M-I Drilling Fluids,
                    L.L.C., Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

    10.25        -  Second Amendment to Loan Agreement dated December 23, 1997, by and among the Company and Texas
                    Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.27 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

    10.26        -  Second Amendment to Loan Agreement dated December 23, 1997, by and among M-I Drilling Fluids,
                    L.L.C., Texas Commerce Bank National Association, a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.28 to the Company's report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

    10.27        -  Amendment to Loan Agreement and Interest Rate Agreement dated August 31, 1998, by and among
                    M-I L.L.C. and Chase Bank of Texas, National Association (formerly known as Texas Commerce
                    Bank National Association), a national banking association, individually and as Agent, and the other financial parties thereto. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

    10.28        -  Amendment to Loan Agreement dated August 31, 1998, by and among the Company and Chase Bank of
                    Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

    10.29        -  Amendment to Loan Agreement dated December 31, 1998, by and among the Company and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

    10.30        -  Amendment to Loan Agreement dated January 1, 2000, by and among M-I L.L.C. and Chase Bank of
                    Texas, National Association (formerly known as Texas Commerce Bank National Association), a national banking association, individually and as Agent, and the other financial institutions parties thereto. Filed as Exhibit 10.31 to the Company's report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

    11.          -  Not applicable.

    12.          -  Not applicable.

    13.          -  Not applicable.

    18.          -  Not applicable.

    19.          -  Not applicable.

    21.1         -  Subsidiaries of the Company.

    23.1         -  Consent of Independent Public Accountants.


(b) REPORTS ON FORM 8-K.

         The Registrant filed a Form 8-K dated October 23, 2001, reporting under "Item 5. Other Events," related to a press release announcing the Registrant's results for the three months ended September 30, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Smith International, Inc.:

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Smith International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001, included in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Part IV, Item 14(A)(2) for Smith International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
January 29, 2002

                                                                     SCHEDULE II

                            SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                               ADDITIONS               DEDUCTIONS
                                                                     -----------------------------   -------------
                                                       BALANCE AT       CHARGED                                          BALANCE
                                                       BEGINNING          TO                                             AT END
                                                        OF YEAR         EXPENSE         OTHER(a)       WRITE-OFFS        OF YEAR
                                                     -------------   -------------   -------------   -------------    -------------

Allowance for doubtful accounts:
     Year ended December 31, 2001                    $      10,211   $       2,986   $       1,029   $      (3,305)   $      10,921
     Year ended December 31, 2000                            9,636           3,277             793          (3,495)          10,211
     Year ended December 31, 1999                           10,437           2,029              --          (2,830)           9,636

(a) Amounts represent accounts receivable reserves related to acquisitions made by the Company during the years presented.

                                                                              ADDITIONS               DEDUCTIONS
                                                                     -----------------------------   -------------
                                                      BALANCE AT        CHARGED                        PAYMENTS          BALANCE
                                                      BEGINNING           TO                             AND              AT END
                                                       OF YEAR          EXPENSE         OTHER         WRITE-OFFS         OF YEAR
                                                     -------------   -------------   -------------   -------------    -------------

Accrued merger and restructuring costs:
     Year ended December 31, 2001                    $          --   $          --   $          --   $          --    $          --
     Year ended December 31, 2000                               --              --              --              --               --
     Year ended December 31, 1999                           36,299              --              --         (36,299)              --

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMITH INTERNATIONAL, INC.

                                        By:     /s/ DOUGLAS L. ROCK
                                           ------------------------------------
                                                   Douglas L. Rock
                                                Chief Executive Officer,
                                          President and Chief Operating Officer

March 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:


/s/ DOUGLAS L. ROCK                         Chairman of the Board, Chief
-------------------------------               Executive Officer, President and
(Douglas L. Rock)                             Chief Operating Officer                                       March 18, 2002

/s/ LOREN K. CARROLL                        Executive Vice President and Director                           March 18, 2002
-------------------------------
(Loren K. Carroll)

/s/ MARGARET K. DORMAN                      Senior Vice President, Chief Financial
-------------------------------               Officer and Treasurer                                         March 18, 2002
(Margaret K. Dorman)

/s/ BENJAMIN F. BAILAR                      Director                                                        March 18, 2002
-------------------------------
(Benjamin F. Bailar)

/s/ G. CLYDE BUCK                           Director                                                        March 18, 2002
-------------------------------
(G. Clyde Buck)

/s/ JAMES R. GIBBS                          Director                                                        March 18, 2002
-------------------------------
(James R. Gibbs)

/s/ JERRY W. NEELY                          Director                                                        March 18, 2002
-------------------------------
(Jerry W. Neely)

/s/ WALLACE S. WILSON                       Director                                                        March 18, 2002
-------------------------------
(Wallace S. Wilson)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 21.1         -  Subsidiaries of the Company

 23.1         -  Consent of Independent Public Accountants