Form 10-Q
period 2002-03-31
SMITH INTERNATIONAL INC
filed 2002-05-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

The number of shares outstanding of the Registrant's common stock as of May 9, 2002 was 50,664,435.

                                      INDEX


                                                                                                            PAGE NO.
                                                                                                            --------

PART I - FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months ended March 31, 2002 and 2001........................................................1

      CONSOLIDATED BALANCE SHEETS
      As of March 31, 2002 and December 31, 2001................................................................2

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months ended March 31, 2002 and 2001........................................................3

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................................4


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............8


    Item 3. Qualitative and Quantitative Market Risk Disclosures...............................................14


PART II - OTHER INFORMATION

    Items 1-6..................................................................................................14


SIGNATURES.....................................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)

                                                                        Three Months Ended
                                                                            March 31,
                                                                      ---------------------
                                                                       2002          2001
                                                                      --------     --------
          Revenues ..............................................     $827,377     $865,311

          Costs and expenses:
            Costs of revenues ...................................      585,875      619,222
            Selling expenses ....................................      131,059      123,176
            General and administrative expenses .................       35,995       33,496
            Goodwill amortization ...............................         --          3,831
                                                                      --------     --------
                    Total costs and expenses ....................      752,929      779,725
                                                                      --------     --------

          Operating income ......................................       74,448       85,586

          Interest expense, net .................................       10,016       10,343
                                                                      --------     --------

          Income before income taxes and
           minority interests ...................................       64,432       75,243

          Income tax provision ..................................       19,645       24,805
                                                                      --------     --------
          Income before minority interests ......................       44,787       50,438

          Minority interests ....................................       16,057       16,220
                                                                      --------     --------
          Net income ............................................     $ 28,730     $ 34,218
                                                                      ========     ========
          Basic earnings per share:
            Net income ..........................................     $   0.58     $   0.69
                                                                      ========     ========
            Net income, excluding impact of goodwill amortization     $   0.58     $   0.73
                                                                      ========     ========
          Diluted earnings per share:
            Net income ..........................................     $   0.58     $   0.68
                                                                      ========     ========
            Net income, excluding impact of goodwill amortization     $   0.58     $   0.72
                                                                      ========     ========

          Weighted average shares outstanding:
            Basic ...............................................       49,420       49,844
            Diluted .............................................       49,919       50,439


        The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except par value data)

                                                                                      March 31,           December 31,
                                                                                         2002                2001
                                                                                      ----------          ------------
                                                                                      (Unaudited)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................          $   43,935           $   44,683
  Receivables, net .........................................................             723,617              752,165
  Inventories ..............................................................             644,567              653,151
  Deferred tax assets, net .................................................              32,789               35,414
  Prepaid expenses and other ...............................................              39,459               37,618
                                                                                      ----------           ----------
          Total current assets .............................................           1,484,367            1,523,031


Property, Plant and Equipment, net .........................................             490,197              488,497

Goodwill, net ..............................................................             577,124              574,550

Other Assets ...............................................................             163,564              149,750
                                                                                      ----------           ----------
Total Assets ...............................................................          $2,715,252           $2,735,828
                                                                                      ==========           ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt ..............          $  133,352           $  148,693
  Accounts payable .........................................................             262,509              284,502
  Accrued payroll costs ....................................................              56,056               81,803
  Income taxes payable .....................................................              43,319               41,143
  Other ....................................................................              95,139              109,863
                                                                                      ----------           ----------
          Total current liabilities ........................................             590,375              666,004
                                                                                      ----------           ----------

Long-Term Debt .............................................................             534,420              538,842

Deferred Tax Liabilities ...................................................              50,152               40,504

Other Long-Term Liabilities ................................................              54,469               51,027

Minority Interests .........................................................             506,240              490,292

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 2002 or 2001 ..................................                --                   --
  Common stock, $1 par value; 150,000 shares authorized; 50,649 shares
    issued in 2002 (50,594 in 2001) ........................................              50,649               50,594
  Additional paid-in capital ...............................................             392,073              389,989
  Retained earnings ........................................................             591,184              562,454
  Accumulated other comprehensive income ...................................             (25,180)             (24,748)
  Less - Treasury securities, at cost; 1,192 common shares .................             (29,130)             (29,130)
                                                                                      ----------           ----------
          Total stockholders' equity .......................................             979,596              949,159
                                                                                      ----------           ----------
Total Liabilities and Stockholders' Equity .................................          $2,715,252           $2,735,828
                                                                                      ==========           ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                   --------------------------
                                                                                                     2002               2001
                                                                                                   -------            -------
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ....................................................................          $28,730            $34,218
          Adjustments to reconcile net income to net cash provided by (used in) operating activities, excluding the net effects of acquisitions:
            Depreciation and amortization ...............................................           21,024             22,170
            Minority interests ..........................................................           16,057             16,220
            Provision for losses on receivables .........................................            5,549                711
            Gain on disposal of property, plant and equipment ...........................           (1,676)              (427)
            Foreign currency translation (gains) losses .................................             (140)               385
          Changes in operating assets and liabilities:
            Receivables .................................................................           21,820            (51,531)
            Inventories .................................................................            7,881            (15,992)
            Accounts payable ............................................................          (21,993)            (5,237)
            Other current assets and liabilities ........................................          (33,254)               305
            Other non-current assets and liabilities ....................................           (4,593)            (1,737)
                                                                                                   -------            -------

          Net cash provided by (used in) operating activities ...........................           39,405               (915)
                                                                                                   -------            -------
          CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of businesses, net of cash acquired ...............................             --              (41,096)
          Purchases of property, plant and equipment ....................................          (25,746)           (28,440)
          Proceeds from disposal of property, plant and equipment .......................            4,001              3,295
                                                                                                   -------            -------

          Net cash used in investing activities .........................................          (21,745)           (66,241)
                                                                                                   -------            -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of long-term debt ......................................              593            248,828
          Principal payments of long-term debt ..........................................          (14,413)          (165,075)
          Net change in short-term borrowings ...........................................           (5,943)           (38,492)
          Proceeds from exercise of stock options .......................................            1,525              4,737
          Contributions from minority interest partners .................................             --               12,000
                                                                                                   -------            -------
          Net cash provided by (used in) financing activities ...........................          (18,238)            61,998
                                                                                                   -------            -------
          Effect of exchange rate changes on cash .......................................             (170)               (56)
                                                                                                   -------            -------
          Decrease in cash and cash equivalents .........................................             (748)            (5,214)
          Cash and cash equivalents at beginning of period ..............................           44,683             36,544
                                                                                                   -------            -------
          Cash and cash equivalents at end of period ....................................          $43,935            $31,330
                                                                                                   =======            =======

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for interest ........................................................          $18,275            $14,216
          Cash paid for income taxes ....................................................          $ 9,459            $ 9,534


        The accompanying notes are an integral part of these consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Smith International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2001 Annual Report on Form 10-K and other current filings with the Commission.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted by the Company no later than January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact, if any, on its financial statements upon adoption.

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not impact the Company's financial position or results of operations.

         The Company has also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. Effective January 1, 2002, goodwill and some intangibles are no longer amortized to earnings but are tested for impairment under SFAS No. 142. During the first quarter of 2002, the Company completed the transitional impairment test required by the standard, the results of which did not impact the Company's financial position or results of operations. If SFAS No. 142 had been adopted effective January 1, 2001, goodwill amortization of $3.8 million, or $2.2 million net of taxes and minority interests, for the quarter ended March 31, 2001 would not have been recognized.

3.   NON-RECURRING CHARGES

         During the first quarter of 2002, the Company recognized special charges totaling $7.9 million, or $3.4 million net of taxes and minority interests. The accompanying financial statements include a $4.3 million charge for estimated losses on receivables in Argentina attributable to recent economic events. The provision was necessitated by recent Argentinean legislation, which requires the Company to settle certain U.S. dollar-denominated transactions in pesos. The remainder of the charge relates to restructuring efforts undertaken in response to activity-level declines, the primary component of which is severance costs incurred in connection with employee terminations.

          From a presentation standpoint, $5.8 million of the charges are included in general and administrative expenses, $1.7 million are reflected in selling expenses and the remainder are recorded in cost of revenues.

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

                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                        2002           2001
                                                      ---------      ---------
         Basic EPS:

          Net income.............................     $  28,730      $  34,218
                                                      =========      =========

         Weighted average number of common
           shares outstanding...................        49,420         49,844
                                                      =========      =========

         Basic EPS..............................      $    0.58      $    0.69
                                                      =========      =========
         Diluted EPS:

         Net income.............................      $  28,730      $  34,218
                                                      =========      =========
         Weighted average number of common
           shares outstanding...................         49,420         49,844
         Dilutive effect of stock options.......            499            595
                                                      ---------      ---------
                                                         49,919         50,439
                                                      =========      =========
         Diluted EPS............................      $    0.58      $    0.68
                                                      =========      =========


5.   COMPREHENSIVE INCOME

         Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                            2002          2001
                                                         ---------      ---------
Net income............................................   $ 28,730       $ 34,218
Changes in unrealized fair value of derivatives, net..         35         (2,029)
Currency translation adjustments......................       (467)        (4,798)
                                                         ---------      ---------
Comprehensive income..................................   $  28,298      $  27,391
                                                         =========      =========


         As of March 31, 2002, accumulated other comprehensive income in the accompanying consolidated balance sheet includes $23.3 million of cumulative currency translation losses, $1.0 million of cumulative changes in unrealized fair value of derivatives and $0.9 million of cumulative pension liability adjustments.

6.   INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for the majority of the Company's inventories. The remaining inventories are costed under the last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):


                                                             March 31,    December 31,
                                                               2002           2001
                                                            ---------     -----------
   Raw materials ......................................     $  48,096      $  50,821
   Work-in-process ....................................        60,345         65,008
   Products purchased for resale ......................       159,153        154,787
   Finished goods .....................................       402,119        406,143
                                                            ---------      ---------
                                                              669,713        676,759
   Reserves to state certain U.S. inventories
     ($305,040 in 2002 and $300,868 in 2001,
     respectively) on a LIFO basis ....................       (25,146)       (23,608)
                                                            ---------      ---------
                                                            $ 644,567      $ 653,151
                                                            =========      =========

7.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                            March 31,     December 31,
                                                               2002           2001
                                                            ---------     -----------
   Land................................................     $  30,595      $  28,390
   Buildings...........................................       101,164        100,888
   Machinery and equipment.............................       485,959        482,045
   Rental tools........................................       246,862        243,913
                                                            ---------      ---------
                                                              864,580        855,236

   Less-Accumulated depreciation.......................       374,383        366,739
                                                            ---------      ---------
                                                            $ 490,197      $ 488,497
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

         The following table presents financial information for each reportable segment (in thousands):


                                                   Three Months Ended
                                                        March 31,
                                           ------------------------------------
                                                 2002               2001
                                           -----------------  -----------------
Revenues:
  Oilfield Products and Services.......     $     592,870       $    581,491
  Distribution.........................           234,507            283,820
                                           -----------------  -----------------
                                            $     827,377       $    865,311
                                           =================  =================
Operating income:
  Oilfield Products and Services.......     $      75,939       $     80,401
  Distribution.........................                68              6,771
  General corporate....................            (1,559)            (1,586)
                                           -----------------  -----------------
                                            $      74,448       $     85,586
                                           =================  =================

                                              March 31,         December 31,
                                                 2002               2001
                                           -----------------  -----------------
Goodwill:
  Oilfield Products and Services.......     $     540,083       $    537,509
  Distribution.........................            37,041             37,041
                                           -----------------  -----------------
                                            $     577,124       $    574,550
                                           =================  =================

         The change in goodwill during the first quarter of 2002 reflects revisions to preliminary purchase price allocations.

9.   CONTINGENCIES

         The Company is a party to various legal and environmental matters arising in the ordinary course of business. In the opinion of management, after considering established reserves and contractual indemnifications obtained, these matters are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations. In the unlikely event that the parties providing the environmental indemnifications do not fulfill their obligations, such event could result in the recognition of up to $25.0 million in additional environmental exposure, impacting earnings and cash flows in future periods.

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

     The Company manufactures and markets premium products and services to the oil and gas exploration and production and petrochemical industries and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, three-cone and diamond drill bits, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive branch network providing pipe, valve, tool, safety and other maintenance products.

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

     The year-over-year decline in the worldwide rig count relates to lower North American activity levels, particularly in the United States. Drilling activity in the U.S. market is primarily influenced by natural gas fundamentals, as over 80 percent of the U.S. rig count is currently natural gas-directed. After bottoming in late March 2002, activity levels in the United States have increased eight percent due, in part, to declining natural gas production and a strengthening U.S. economy. The long-term outlook for exploration and production activity is favorable based upon expected growth in worldwide energy consumption; however, several factors including political and regional instabilities, commodity prices, oil and natural gas storage levels and the global economic environment could impact activity levels on a short-term basis.

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


                                                                       Three Months Ended March 31,
                                                               ----------------------------------------------
                                                                        2002                    2001
                                                               ---------------------   ----------------------
                                                                   Amount        %         Amount         %
                                                               -------------    ----   -------------    -----
Revenues:
  M-I.....................................................     $    396,656       48   $     392,269      45
  Smith Bits..............................................           89,478       11         102,787      12
  Smith Services..........................................          106,736       13          86,435      10
                                                               ------------     ----   -------------    ----
    Oilfield Products and Services........................          592,870       72         581,491      67
  Distribution............................................          234,507       28         283,820      33
                                                               ------------     ----   -------------    ----

          Total...........................................     $    827,377      100   $     865,311     100
                                                               ============     ====   =============    ====

Revenues by Area:
  United States...........................................     $    391,948       47   $     424,550      49
  Canada..................................................           88,219       11         126,103      15
  Non-North America.......................................          347,210       42         314,658      36
                                                               ------------     ----   -------------    ----

          Total...........................................     $    827,377      100   $     865,311     100
                                                               ============     ====   =============    ====

Operating Income:
  Oilfield Products and Services..........................     $     75,939       13   $      80,401      14
  Distribution............................................               68        *           6,771       2
  General corporate.......................................           (1,559)       *          (1,586)      *
                                                               ------------     ----   -------------    ----

          Total...........................................     $     74,448        9   $      85,586      10
                                                               ============     ====   =============    ====



                                                                        Three Months Ended March 31,
                                                                 --------------------------------------------
                                                                    2002         %          2001           %
                                                                 -----------    -----    -----------    -----
M-I Average Worldwide Rig Count:
  United States...........................................               877      39           1,313      46
  Canada..................................................               386      17             488      17
  Non-North America.......................................             1,001      44           1,026      37
                                                                 -----------    ----     -----------     ----
           Total...........................................            2,264     100           2,827      100
                                                                 ===========    ====     ===========     ====


       *not meaningful

Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I reported revenues in the first quarter of 2002 of $396.7 million, an increase of $4.4 million from the first quarter of 2001. Incremental revenues from acquisitions completed in 2001 offset the effect of the decline in drilling activity from the prior year period. After excluding the impact of acquired operations, M-I's revenues in the first quarter of 2002 were seven percent below the prior year period, compared to a corresponding 20 percent decrease in the M-I worldwide rig count. The decline in base business revenues was attributable primarily to a reduction in offshore U.S. shelf-based drilling programs and lower Latin American activity levels, primarily Venezuela, Argentina and Brazil. M-I's base operation revenues compared favorably to the activity level decline due, in part, to an increase in revenues from the U.S. deepwater market and from new customer contracts in the Middle East region.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. Smith Bits' revenues of $89.5 million in the first quarter of 2002 were $13.3 million, or 13 percent, below the first quarter of 2001. Excluding the effect of the mining bit operations contributed to an unconsolidated venture in the fourth quarter of 2001, revenues declined eight percent from the prior year quarter. The base business revenue reduction was driven by a 30 percent decline in the North American rig count, which impacted demand for petroleum three-cone drill bits. Smith Bits reported several, large international export sales in the Eastern Hemisphere during the first quarter of 2002, which partially offset the lower North American revenue base.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' revenues were $106.7 million in the first quarter of 2002, an increase of $20.3 million, or 23 percent, from the first quarter of 2001. Incremental revenues from operations acquired in the last half of 2001 contributed substantially all of the year-over-year improvement, with base business revenues increasing two percent over the previous year period. Increased tubular sales related to an alliance with a drill pipe manufacturer accounted for the majority of the year-over-year organic growth. The base business revenue increase also reflects the impact of higher sales of completion products and services, which rose approximately 30 percent from the prior year quarter due to new contracts and higher demand in markets outside the United States.

Operating Income

         Operating income for the Oilfield Products and Services segment decreased $4.5 million, or six percent, from the first quarter of 2001. The variance results from the inclusion of a $7.0 million non-recurring charge during the first quarter of 2002, primarily related to establishing bad debt provisions in Argentina and recording employee termination costs. The impact of the charge was partially offset by lower goodwill amortization associated with the adoption of SFAS No. 142. Excluding the effect of the charge and goodwill amortization, adjusted operating income declined $0.9 million from the prior year period to $82.9 million. On an adjusted basis, operating margins were 14 percent of revenues in the first quarter of 2002, which is relatively consistent with the year ago period.

Distribution Segment

Revenues

         Wilson markets pipe, valve, tool, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson reported revenues in the first quarter of 2002 of $234.5 million, a decrease of $49.3 million, or 17 percent, from the first quarter of 2001. The majority of the revenue decline was related to the C.E. Franklin Ltd. operations, which were impacted by lower Canadian activity levels and the completion of a large customer contract in the second half of 2001. The balance of the revenue decrease is attributable to Wilson's U.S. operations, where reported sales declined ten percent from the prior year quarter due to reduced drilling and completion activity, and lower customer spending in the refining and petrochemical markets.

Operating Income

         Wilson's operating income decreased $6.7 million from the first quarter of 2001. The decline in operating income from the prior year period reflects the impact of the 17 percent decrease in revenues and, to a lesser extent, $0.9 million of employee severance and restructuring costs incurred during the quarter. After excluding charges and goodwill amortization from the respective quarters, adjusted operating margins declined two percentage points from the prior year level primarily as a result of the impact of lower revenue levels on coverage of sales and administrative support costs.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):


                                                  Three Months Ended March 31,
                                     ---------------------------------------------------
                                            2002                          2001
                                     -----------------------      ----------------------
                                       Amount           %          Amount          %
                                     -----------    --------      --------      --------
Revenues .......................      $827,377           100      $865,311           100
                                      --------      --------      --------      --------

Gross profit ...................       241,502            29       246,089            28

Operating expenses .............       167,054            20       160,503            18
                                      --------      --------      --------      --------

Operating income ...............        74,448             9        85,586            10
Interest expense, net ..........        10,016             1        10,343             1
                                      --------      --------      --------      --------

Income before income
  taxes and minority interests .        64,432             8        75,243             9
Income tax provision ...........        19,645             2        24,805             3
                                      --------      --------      --------      --------

Income before minority interests        44,787             6        50,438             6
Minority interests .............        16,057             2        16,220             2
                                      --------      --------      --------      --------

Net income .....................      $ 28,730             4      $ 34,218             4
                                      ========      ========      ========      ========


         Consolidated revenues declined $37.9 million, or four percent, from the first quarter of 2001. The revenue decrease from the prior year quarter was concentrated in the Western Hemisphere attributable to the 28 percent reduction in drilling activity. Incremental revenues from operations acquired in the second half of 2001 partially offset the impact of the activity decline. Excluding the effect of acquired and divested operations, consolidated revenues decreased ten percent from the prior year quarter and compared to a 20 percent decline in the M-I worldwide rig count between the periods. Base business revenue growth in the Eastern Hemisphere regions, which, on a combined basis grew at twice the rate of the underlying market, also mitigated the impact of the revenue decrease in the Western Hemisphere.

         Gross profit decreased $4.6 million, or two percent, from the first quarter of 2001. The gross profit decline is attributable to the period-to-period reduction in Distribution segment revenues, which was partially offset by higher sales volumes and gross profits in the Oilfield Products and Services segment. Consolidated gross profit margins equaled 29 percent in the first quarter of 2002, an increase of one percentage point over the prior year level. The gross margin improvement reflects a higher proportion of oilfield operation revenues to total consolidated revenues and, to a lesser extent, a favorable shift in revenue mix within the distribution operations.

         Operating expenses, consisting of selling, general and administrative expenses, increased $6.6 million from the first quarter of 2001. First quarter 2002 operating expenses include $7.5 million of non-recurring charges recognized primarily for estimated receivable write-downs in Argentina and employee termination costs. On a comparable basis, excluding non-recurring charges and $3.8 million of goodwill amortization from the first quarter of 2001, operating expenses increased $2.9 million from the year ago quarter. The period-to-period increase is attributable to incremental operating expenses associated with 15 businesses acquired in 2001, and was partially offset by reduced employee incentive provisions. After excluding charges and goodwill amortization, operating expenses as a percentage of revenues increased one percentage point from the prior year level, reflecting the effect of the base business revenue decline on fixed cost coverage related to the overall sales and administrative functions.

         Net interest expense, which represents interest expense less interest income, equaled $10.0 million in the first quarter of 2002, which is $0.3 million below the first quarter of 2001. While average debt levels increased approximately $93.4 million from the prior year period in connection with the financing of acquisitions in 2001, the effect of higher borrowing levels was more than offset by a decline in interest rates.

         The tax provision for the first quarter of 2002 equaled $19.6 million, or 31 percent on an effective tax rate basis, which is below the prior year rate and the U.S. statutory rate. The effective tax rate is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate in the first quarter of 2002 declined two percentage points from prior year period rate of 33 percent, reflecting a favorable shift in the pre-tax income to lower rate jurisdictions and the impact of no longer amortizing non-deductible goodwill.

         Minority interests reflect the portion of the results of majority-owned operations, which are applicable to the minority interest partners. Minority interests decreased $0.2 million from the first quarter of 2001 due to the lower profitability of the M-I joint venture partially offset by the impact of acquiring a majority interest in United Engineering Services in the second half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 2002, cash and cash equivalents equaled $43.9 million. Cash flows provided by operations totaled $39.4 million in the first quarter of 2002 compared to the $0.9 million utilized in the prior year period. The improvement in cash generated from operations was driven by the reduced investment in working capital, primarily accounts receivable and inventories.

         Cash flows used in investing activities in the first quarter of 2002 totaled $21.7 million, consisting of investments in property, plant and equipment, net of cash proceeds arising from certain asset disposals. In the first quarter of 2002, cash generated from operations exceeded cash used in investing activities, resulting in a $19.7 million reduction of short-term borrowings and amounts outstanding under revolving credit agreements.

         The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of March 31, 2002, the Company had $125.8 million of funds available under various revolving credit facilities in the United States for future operating or investing needs. The U.S. revolving credit facilities, which expire in December 2002, are expected to be renegotiated in the second quarter of 2002. The Company also has revolving credit facilities in place outside the United States, which are generally used to finance local operating needs. At March 31, 2002, borrowing capacity of $53.3 million was available under the non-U.S. borrowing facilities.

         External sources of liquidity include debt and equity financing in the public capital markets, if needed. Management believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Contingencies

         The Company is a party to various legal and environmental matters arising in the ordinary course of business. In the opinion of management, after considering established reserves and contractual indemnifications obtained, these matters are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations. In the unlikely event that the parties providing the environmental indemnifications do not fulfill their obligations, such event could result in the recognition of up to $25.0 million in additional environmental exposure, impacting earnings and cash flows in future periods.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted by the Company no later than January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact, if any, on its financial statements upon adoption.

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not impact the Company's financial position or results of operations.

         The Company has also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. Effective January 1, 2002, goodwill and some intangibles are no longer amortized to earnings but are tested for impairment under SFAS No. 142. During the first quarter of 2002, the Company completed the transitional impairment test required by the standard, the results of which did not impact the Company's financial position or results of operations. If SFAS No. 142 had been adopted effective January 1, 2001, goodwill amortization of $3.8 million, or $2.2 million net of taxes and minority interests, for the quarter ended March 31, 2001 would not have been recognized.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


         (b)  Reports on Form 8-K

              The Registrant filed a report on Form 8-K dated January 31, 2002, reporting under "Item 5. Other Events," related to a press release announcing the Company's results for the fourth quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SMITH INTERNATIONAL, INC.
                                             Registrant



Date:     May 15, 2002                        By: /s/ Douglas L. Rock
     --------------------------------             ---------------------
                                                  Douglas L. Rock
                                                  Chairman of the Board, Chief
                                                  Executive Officer, President
                                                  and Chief Operating Officer





Date:     May 15, 2002                        By: /s/ Margaret K. Dorman
     --------------------------------           --------------------------------
                                                  Margaret K. Dorman
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)