Form 10-Q
period 2002-06-30
SMITH INTERNATIONAL INC
filed 2002-08-13
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of August 9, 2002 was 101,350,438.

                                      INDEX



                                                                            PAGE NO.
                                                                            --------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

       CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months and Six Months ended June 30, 2002 and 2001........1

       CONSOLIDATED BALANCE SHEETS
       As of June 30, 2002 and December 31, 2001...............................2

       CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Six Months ended June 30, 2002 and 2001.........................3

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9

    Item 3. Qualitative and Quantitative Market Risk Disclosures..............16

PART II - OTHER INFORMATION

    Items 1-6.................................................................17

SIGNATURES....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)



                                                         Three Months Ended                   Six Months Ended
                                                               June 30,                           June 30,
                                                    -----------------------------       -----------------------------
                                                       2002              2001              2002              2001
                                                    -----------       -----------       -----------       -----------
Revenues ....................................       $   801,038       $   872,389       $ 1,628,415       $ 1,737,700

Costs and expenses:
  Costs of revenues .........................           564,783           613,453         1,150,658         1,232,675
  Selling expenses ..........................           127,753           128,541           258,812           251,717
  General and administrative expenses .......            34,622            35,106            70,617            68,602
  Goodwill amortization .....................                --             3,941                --             7,772
                                                    -----------       -----------       -----------       -----------

          Total costs and expenses ..........           727,158           781,041         1,480,087         1,560,766
                                                    -----------       -----------       -----------       -----------

Operating income ............................            73,880            91,348           148,328           176,934

Interest expense, net .......................             9,892            10,738            19,908            21,081
                                                    -----------       -----------       -----------       -----------

Income before income taxes and minority
  interests .................................            63,988            80,610           128,420           155,853

Income tax provision ........................            19,306            26,087            38,951            50,892
                                                    -----------       -----------       -----------       -----------

Income before minority interests ............            44,682            54,523            89,469           104,961

Minority interests ..........................            17,760            16,841            33,817            33,061
                                                    -----------       -----------       -----------       -----------

Net income ..................................       $    26,922       $    37,682       $    55,652       $    71,900
                                                    ===========       ===========       ===========       ===========

Basic earnings per share:
  Net income ................................       $      0.27       $      0.38       $      0.56       $      0.72
                                                    ===========       ===========       ===========       ===========
  Net income, excluding impact of
     goodwill amortization ..................       $      0.27       $      0.40       $      0.56       $      0.77
                                                    ===========       ===========       ===========       ===========

Diluted earnings per share:
   Net income ...............................       $      0.27       $      0.37       $      0.56       $      0.71
                                                    ===========       ===========       ===========       ===========
   Net income, excluding impact of
      goodwill amortization .................       $      0.27       $      0.40       $      0.56       $      0.76
                                                    ===========       ===========       ===========       ===========

Weighted average shares outstanding (adjusted for impact of two-for-one stock split effective July 2002):
  Basic .....................................            98,944            99,820            98,892            99,754
  Diluted ...................................           100,272           101,034           100,071           101,010



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except par value data)



                                                                                June 30,         December 31,
                                                                                  2002               2001
                                                                              -----------        -----------
                                                                              (Unaudited)
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...........................................       $    45,980        $    44,683
  Receivables, net ....................................................           712,567            752,165
  Inventories .........................................................           633,090            653,151
  Deferred tax assets, net ............................................            25,149             35,414
  Prepaid expenses and other ..........................................            43,303             37,618
                                                                              -----------        -----------
          Total current assets ........................................         1,460,089          1,523,031
                                                                              -----------        -----------

Property, Plant and Equipment, net ....................................           497,698            488,497

Goodwill, net .........................................................           580,972            574,550

Other Assets ..........................................................           170,158            149,750
                                                                              -----------        -----------
Total Assets ..........................................................       $ 2,708,917        $ 2,735,828
                                                                              ===========        ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt .........       $    66,014        $   148,693
  Accounts payable ....................................................           239,281            284,502
  Accrued payroll costs ...............................................            57,059             81,803
  Income taxes payable ................................................            43,253             41,143
  Other ...............................................................            96,116            109,863
                                                                              -----------        -----------
          Total current liabilities ...................................           501,723            666,004
                                                                              -----------        -----------

Long-Term Debt ........................................................           568,801            538,842

Deferred Tax Liabilities ..............................................            49,417             40,504

Other Long-Term Liabilities ...........................................            58,481             51,027

Minority Interests ....................................................           510,497            490,292

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 2002 or 2001 .............................                --                 --
  Common stock, $1 par value; 150,000 shares authorized; 101,350 shares
    issued in 2002 (50,594 shares issued in 2001, on a pre-split basis)           101,350             50,594
  Additional paid-in capital ..........................................           342,453            389,989
  Retained earnings ...................................................           618,106            562,454
  Accumulated other comprehensive income ..............................           (12,781)           (24,748)
  Less - Treasury securities, at cost; 2,384 common shares in 2002
     (1,192 common shares in 2001, on a pre-split basis) ..............           (29,130)           (29,130)
                                                                              -----------        -----------
          Total stockholders' equity ..................................         1,019,998            949,159
                                                                              -----------        -----------
Total Liabilities and Stockholders' Equity ............................       $ 2,708,917        $ 2,735,828
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

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                                  Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                               2002              2001
                                                                            ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................       $   55,652        $   71,900
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
  Depreciation and amortization .....................................           43,200            44,937
  Minority interests ................................................           33,817            33,061
  Provision for losses on receivables ...............................            6,110             1,303
  Gain on disposal of property, plant and equipment .................           (3,730)           (3,302)
  Foreign currency translation (gains) losses .......................           (1,021)              571
Changes in operating assets and liabilities:
  Receivables .......................................................           40,560           (42,608)
  Inventories .......................................................           24,599           (54,063)
  Accounts payable ..................................................          (47,678)           (3,517)
  Other current assets and liabilities ..............................          (35,828)           12,179
  Other non-current assets and liabilities ..........................           (2,680)           (9,143)
                                                                            ----------        ----------

Net cash provided by operating activities ...........................          113,001            51,318
                                                                            ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .....................           (5,049)          (46,396)
Purchases of property, plant and equipment ..........................          (50,630)          (56,820)
Proceeds from disposal of property, plant and equipment .............           10,644             9,264
Other ...............................................................               --            (1,325)
                                                                            ----------        ----------

Net cash used in investing activities ...............................          (45,035)          (95,277)
                                                                            ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ............................              706           273,724
Principal payments of long-term debt ................................          (53,365)         (201,899)
Net change in short-term borrowings .................................           (1,053)          (41,838)
Proceeds from exercise of stock options .............................            2,293             5,455
Minority interest partners contributions (distributions) ............          (15,600)           12,000
                                                                            ----------        ----------

Net cash provided by (used in) financing activities .................          (67,019)           47,442
                                                                            ----------        ----------

Effect of exchange rate changes on cash .............................              350               (89)
                                                                            ----------        ----------

Increase in cash and cash equivalents ...............................            1,297             3,394
Cash and cash equivalents at beginning of period ....................           44,683            36,544
                                                                            ----------        ----------

Cash and cash equivalents at end of period ..........................       $   45,980        $   39,938
                                                                            ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ..............................................       $   21,339        $   17,450
Cash paid for income taxes ..........................................       $   23,736        $   37,503


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

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

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

         The Company has also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. Effective January 1, 2002, goodwill and certain intangibles are no longer amortized to earnings but are tested for impairment under SFAS No. 142. During the first quarter of 2002, the Company completed the transitional impairment test required by the standard, the results of which did not impact the Company's financial position or results of operations. The accompanying Consolidated Statements of Operations provide relevant disclosures related to recorded goodwill amortization and the after-tax impact which would have resulted from the adoption of SFAS No. 142 as of January 1, 2001.

3.       STOCK SPLIT

         On June 6, 2002, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Stockholders of record as of June 20, 2002 were entitled to the dividend, which was distributed on July 8, 2002.

         The June 30, 2002 consolidated balance sheet includes the reclassification of $50.7 million from additional paid-in capital to the common stock account, in order to reflect the transaction. Additionally, all amounts included in the financial statements related to weighted average shares outstanding and earnings per share amounts have been adjusted for all periods presented for the stock split.

4.       NON-RECURRING CHARGES

         During the first quarter of 2002, the Company recognized non-recurring charges totaling $7.9 million, or $3.4 million net of taxes and minority interests. The first quarter charge included a $4.3 million provision for losses on receivables in Argentina attributable to local economic events. The provision was necessitated by Argentinean legislation, which required the Company to settle certain U.S. dollar-denominated transactions in pesos. The remainder of the charge related to restructuring efforts undertaken in response to activity-level declines, the primary component of which is severance costs incurred in connection with employee terminations.

         From a presentation standpoint, $5.8 million of the charges are included in general and administrative expenses, $1.7 million are reflected in selling expenses and the remainder are recorded in cost of revenues.

5.       EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Certain outstanding employee stock options were not included in the computation of diluted earnings per common share, as the exercise price was greater than the average market price for the Company's stock during the corresponding period. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):


                                                    Three Months Ended                Six Months Ended
                                                        June 30,                          June 30,
                                               ---------------------------       ---------------------------
                                                  2002             2001             2002             2001
                                               ----------       ----------       ----------       ----------
Basic EPS:

Net income .............................       $   26,922       $   37,682       $   55,652       $   71,900
                                               ==========       ==========       ==========       ==========

Weighted average number of common
  shares outstanding ...................           98,944           99,820           98,892           99,754
                                               ==========       ==========       ==========       ==========
Basic EPS ..............................       $     0.27       $     0.38       $     0.56       $     0.72
                                               ==========       ==========       ==========       ==========

Diluted EPS:

Net income .............................       $   26,922       $   37,682       $   55,652       $   71,900
                                               ==========       ==========       ==========       ==========

Weighted average number of common
  shares outstanding ...................           98,944           99,820           98,892           99,754
Dilutive effect of stock options .......            1,328            1,214            1,179            1,256
                                               ----------       ----------       ----------       ----------
                                                  100,272          101,034          100,071          101,010
                                               ==========       ==========       ==========       ==========
Diluted EPS ............................       $     0.27       $     0.37       $     0.56       $     0.71
                                               ==========       ==========       ==========       ==========

6.       COMPREHENSIVE INCOME

         Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):



                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                           June 30,
                                                             ---------------------------        ----------------------------
                                                                2002             2001              2002             2001
                                                             ----------       ----------        ----------       ----------
Net income ..............................................    $   26,922       $   37,682        $   55,652       $   71,900
Changes in unrealized fair value
  of derivatives, net ...................................         1,750             (287)            1,785           (2,316)
Currency translation adjustments ........................        10,649             (765)           10,182           (5,563)
                                                             ----------       ----------        ----------       ----------

Comprehensive income ....................................    $   39,321       $   36,630        $   67,619       $   64,021
                                                             ==========       ==========        ==========       ==========

         As of June 30, 2002, accumulated other comprehensive income in the accompanying Consolidated Balance Sheet includes $12.7 million of cumulative currency translation losses and $0.9 million of cumulative pension liability adjustments, partially offset by $0.8 million of cumulative changes in the unrealized fair value of derivatives.

7.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO"), last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                       June 30,         December 31,
                                                         2002                2001
                                                     -----------        ------------
Raw materials ................................       $    42,267        $    50,821
Work-in-process ..............................            59,344             65,008
Products purchased for resale ................           160,241            154,787
Finished goods ...............................           395,785            406,143
                                                     -----------        -----------
                                                         657,637            676,759
Reserves to state certain domestic inventories
  ($295,758 in 2002 and $300,868 in 2001,
  respectively) on a LIFO basis ..............           (24,547)           (23,608)
                                                     -----------        -----------

                                                     $   633,090        $   653,151
                                                     ===========        ===========

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):



                                                          June 30,       December 31,
                                                            2002             2001
                                                         ----------      ------------
Land .............................................       $   32,642       $   28,390
Buildings ........................................          117,061          100,888
Machinery and equipment ..........................          484,237          482,045
Rental tools .....................................          251,823          243,913
                                                         ----------       ----------
                                                            885,763          855,236

Less-Accumulated depreciation ....................          388,065          366,739
                                                         ----------       ----------
                                                         $  497,698       $  488,497
                                                         ==========       ==========

9.         DEBT

         The following summarizes the Company's outstanding debt (in thousands):



                                                     June 30,        December 31,
                                                       2002              2001
                                                   -----------       ------------
Current:
  Short-term borrowings ....................       $    50,095        $    50,156
  Current portion of long-term debt ........            15,919             98,537
                                                   -----------        -----------
                                                   $    66,014        $   148,693
                                                   ===========        ===========
Long-Term:
  Notes, net of unamortized discounts ......       $   499,542        $   532,555
  Revolving credit facilities ..............            64,500             81,700
  Term loans and other .....................            20,678             23,124
                                                   -----------        -----------
                                                       584,720            637,379
  Less current portion of long-term debt ...           (15,919)           (98,537)
                                                   -----------        -----------
                                                   $   568,801        $   538,842
                                                   ===========        ===========

         In the second quarter of 2002, the Company repurchased and retired $30.0 million of its 6.75 percent public notes maturing in 2011. In connection with the transaction, the Company recorded $0.5 million of termination costs related to the repurchase, consisting primarily of the prorata portion of unamortized discount and issuance costs associated with the 6.75 percent notes.

         Subsequent to June 30, 2002, the Company replaced its $200.0 million revolving credit facility, which was scheduled to expire in December 2002, with a new three-year, $400.0 million facility provided by a syndicate of nine financial institutions. The revolving credit agreement (the "Agreement") allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 62.5 to 75.0 basis points depending on amounts drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee on the unutilized portion of the facility and compliance with certain customary covenants, including maintenance of specified debt-to-total capitalization and interest coverage ratios, as defined.

         The outstanding balance under the revolving credit facilities as of June 30, 2002 has been reclassified to long-term in the accompanying Consolidated Balance Sheet.

         Principal payments of long-term debt for the twelve-month periods ending subsequent to June 30, are as follows (in thousands):




2003 ............................................................       $ 90,674
2004 ............................................................         17,617
2005 ............................................................         75,281
2006 ............................................................          8,692
Thereafter ......................................................        376,537
                                                                        --------
                                                                        $568,801
                                                                        ========

10.      INDUSTRY SEGMENTS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company aggregates its operations into two reportable segments: Oilfield Products and Services and Distribution.

         The following table presents financial information for each reportable segment (in thousands):



                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                              June 30,
                                               ------------------------------        ------------------------------
                                                   2002               2001              2002               2001
                                               -----------        -----------        -----------        -----------
Revenues:
  Oilfield Products and Services .......       $   583,658        $   585,485        $ 1,176,528        $ 1,166,976
  Distribution .........................           217,380            286,904            451,887            570,724
                                               -----------        -----------        -----------        -----------
                                               $   801,038        $   872,389        $ 1,628,415        $ 1,737,700
                                               ===========        ===========        ===========        ===========
Operating Income:
  Oilfield Products and Services .......       $    76,376        $    85,841        $   152,315        $   166,242
  Distribution .........................              (881)             6,913               (813)            13,684
  General corporate ....................            (1,615)            (1,406)            (3,174)            (2,992)
                                               -----------        -----------        -----------        -----------
                                               $    73,880        $    91,348        $   148,328        $   176,934
                                               ===========        ===========        ===========        ===========

                                                                    June 30,        December 31,
                                                                      2002              2001
                                                                  -----------       ------------
Goodwill:
  Oilfield Products and Services...........................       $   543,651        $   537,509

  Distribution........................................                 37,321             37,041
                                                                  -----------        -----------
                                                                  $   580,972        $   574,550
                                                                  ===========        ===========


         The change in goodwill during the first six months of 2002 primarily reflects the impact of an acquisition and, to a lesser extent, revisions to preliminary purchase price allocations associated with the Oilfield Products and Services segment.

11.      CONTINGENCIES

         The Company is a party to various legal and environmental matters arising in the ordinary course of business. In the opinion of management, after considering established reserves and contractual indemnifications obtained, these matters are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations. In the unlikely event that the parties providing the environmental indemnifications do not fulfill their obligations, such event could result in the recognition of up to $25.0 million related to indemnified liabilities, potentially impacting earnings and cash flows in future periods.

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

         The year-over-year decline in the worldwide rig count relates to lower North American activity levels, particularly in the United States. Drilling activity in the U.S. market is heavily influenced by natural gas fundamentals, as 85 percent of the U.S. rig count is currently natural gas-directed. After bottoming in late March 2002, activity levels in the United States have rebounded 25 percent due, in part, to declining natural gas production which has resulted in a significant increase in natural gas drilling activity. Although the U.S. rig count is currently at the highest level experienced in 2002, various factors including political and regional instabilities, oil and natural gas storage levels, commodity prices and depletion rates, will likely influence activity levels on a going forward basis. The Company's business outlook, however, is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Further weakness in the global economic environment could result in a substantial decline in worldwide drilling activity, adversely impacting the Company's future financial results.

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



                                               Three Months Ended June 30,                     Six Months Ended June 30,
                                     --------------------------------------------    --------------------------------------------
                                             2002                    2001                    2002                     2001
                                     --------------------    --------------------    ---------------------   --------------------
                                       Amount         %        Amount        %         Amount         %         Amount       %
                                     -----------    -----    -----------   ------    -----------   -------   -----------   ------
Financial Data:
Revenues:
  M-I ............................   $   401,642       50    $   392,403       45    $   798,298        49   $   784,672       45
  Smith Bits .....................        77,146       10        101,695       12        166,624        10       204,482       12
  Smith Services .................       104,870       13         91,387       10        211,606        13       177,822       10
                                     -----------      ---    -----------      ---    -----------       ---   -----------      ---
    Oilfield Products and Services       583,658       73        585,485       67      1,176,528        72     1,166,976       67
  Distribution ...................       217,380       27        286,904       33        451,887        28       570,724       33
                                     -----------      ---    -----------      ---    -----------       ---   -----------      ---

          Total ..................   $   801,038      100    $   872,389      100    $ 1,628,415       100   $ 1,737,700      100
                                     ===========      ===    ===========      ===    ===========       ===   ===========      ===

Revenues by Area:
  United States ..................   $   384,933       48    $   468,434       54    $   776,881        48   $   892,984       51
  Canada .........................        62,130        8         87,595       10        150,349         9       213,698       12
  Non-North America ..............       353,975       44        316,360       36        701,185        43       631,018       37
                                     -----------      ---    -----------      ---    -----------       ---   -----------      ---

          Total ..................   $   801,038      100    $   872,389      100    $ 1,628,415       100   $ 1,737,700      100
                                     ===========      ===    ===========      ===    ===========       ===   ===========      ===

Operating Income:
  Oilfield Products and Services .   $    76,376       13    $    85,841       15    $   152,315        13   $   166,242       14
  Distribution ...................          (881)       *          6,913        2           (813)        *        13,684        2
  General corporate ..............        (1,615)       *         (1,406)       *         (3,174)        *        (2,992)       *
                                     -----------      ---    -----------      ---    -----------       ---   -----------      ---

          Total ..................   $    73,880        9    $    91,348       10    $   148,328         9   $   176,934       10
                                     ===========      ===    ===========      ===    ===========       ===   ===========      -==



Market Data:
M-I Average Worldwide Rig Count:
  United States .........                    940       46          1,427       53            909        42         1,370       50
  Canada ................                    144        7            245        9            265        12           367       13
  Non-North America .....                    981       47          1,026       38            991        46         1,026       37
                                           =====      ===          =====      ===          =====       ===         =====      ===

          Total .........                  2,065      100          2,698      100          2,165       100         2,763      100
                                           =====      ===          =====      ===          =====       ===         =====      ===

         *not meaningful

Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I reported revenues of $401.6 million for the second quarter of 2002, two percent above the prior year quarter. The revenue improvement over the prior year period is attributable to incremental revenues from ten acquisitions completed during the prior twelve-month period. Excluding the impact of acquisitions, revenues declined six percent, as lower U.S. energy consumption contributed to a 34 percent decline in the U.S. rig count. On a geographic basis, the base business revenue reduction was reported in the United States. For the six-month period, M-I's revenues totaled $798.3 million, a two percent increase over the amounts reported in the first half of 2001. Excluding the impact of acquisitions, revenues declined seven percent reflecting the reduction in North American activity levels which declined 32 percent between the corresponding periods. M-I Fluids' significant exposure to the U.S. deepwater market, which is more revenue-intensive and less susceptible to short-term variations in energy prices, accounts for the favorable comparison between base business revenues and the change in rig count for both periods presented.

         Smith Bits manufactures and sells three-cone and diamond drill bits primarily for use in the oil and gas industry. For the three months ended June 30, 2002, Smith Bits' revenues totaled $77.1 million, 24 percent below the prior year quarter. Excluding the impact of the mining bit operations, which were contributed to an unconsolidated joint venture in October 2001, revenues were 21 percent lower than the prior year period. On a geographic basis, the quarterly revenue reduction was reported in the United States and Latin America, as reduced drilling activity led to lower demand for petroleum three-cone bits. For the six-month period, Smith Bits reported revenues of $166.6 million, a 19 percent decline from the comparable prior year period. After excluding the impact of the mining bit operations, revenues were 14 percent below the first half of 2001 and compared favorably to the change in the average rig count between the corresponding periods. The significant decline in U.S. drilling activity resulted in lower sales volumes for petroleum three-cone bits, accounting for the base business revenue variance.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services' second quarter 2002 revenues were $104.9 million, an increase of 15 percent over the prior year quarter. Incremental revenues from acquisitions completed in the last half of 2001 accounted for the reported revenue improvement. Excluding the impact of acquisitions, base business revenues decreased five percent, reflecting lower demand for drilling-related products and services in the U.S. market. For the first half of 2002, Smith Services reported revenues of $211.6 million, an increase of 19 percent over the comparable prior year period. Excluding the impact of acquisitions, revenues were relatively flat period-to-period as higher drill pipe sales served to offset the effect of lower U.S. activity levels on the underlying base business.

Operating Income

         Operating income for the Oilfield Products and Services segment declined $9.5 million from the second quarter of 2001. Excluding the impact of goodwill amortization recorded in the prior year period, operating income declined $13.0 million on relatively flat revenues, reflecting a shift in mix from higher-margin drill bit sales to products with lower comparable margins. On a year-to-date basis, segment operating income declined $13.9 million from the amounts reported in the first half of 2001. The impact of goodwill amortization resulting from the adoption of SFAS No. 142 was offset by the recognition of $7.0 million in non-recurring charges in the first quarter of 2002, primarily related to establishing reserves for local Argentina receivables. The majority of the reduction in operating income from the first half of 2001 relates to the shift in revenue mix discussed above, which contributed to a one percentage point deterioration in gross profit margins. To a lesser extent, the recognition of certain costs to consolidate the manufacturing and engineering operations of M-I SWACO also contributed to the reduction in operating income on a six-month basis.

Distribution Segment

Revenues

         Wilson markets pipe, valve, tool, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson's revenues totaled $217.4 million in second quarter 2002, a decline of 24 percent from the prior year quarter. Approximately three-quarters of the revenue decrease relates to the significant decline in drilling activity in the United States and Canada. To a lesser extent, the continued weakness in downstream and industrial markets resulted in a reduction in customer spending levels. In the first six months of 2002, Wilson reported revenues totaling $451.9 million, a decline of 21 percent from the first half of 2001. The majority of the revenue variance from the prior year period was reported in the energy branch operations and was split relatively equally between the United States and Canada. The year-to-date revenue comparison was impacted, to a lesser extent, by reduced spending for major maintenance programs and projects by industrial and petrochemical customers.

Operating Income

         Wilson's operating income decreased $7.8 million from the second quarter of 2001. The variance primarily reflects the effect of lower sales volumes on gross profit levels, partially offset by a reduction in variable-based operating expenses associated with the revenue decline. Operating income, as a percentage of sales, decreased three percentage points from the second quarter of 2001, as lower sales volumes impacted coverage of fixed sales and administrative support costs. On a year-to-date basis, segment operating income declined $14.5 million from the amounts reported in the first six months of 2001. The decrease in operating income from the first half of 2001 relates to the impact of the revenue decline on gross profit, partially offset by the reduction in variable costs associated with the lower volumes. The decrease in Wilson's overall sales volumes on coverage of sales and administrative support costs contributed to a three percentage point reduction in operating margins from the prior year period.

 Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):



                                           Three Months Ended June 30,                         Six Months Ended June 30,
                                  -------------------------------------------       -----------------------------------------------
                                           2002                     2001                      2002                       2001
                                  ------------------       ------------------       --------------------       -------------------
                                   Amount         %         Amount         %         Amount           %          Amount         %
                                  --------       ---       --------       ---       ----------       ---       ----------      ---
Revenues .....................    $801,038       100       $872,389       100       $1,628,415       100       $1,737,700      100
                                  --------       ---       --------       ---       ----------       ---       ----------      ---

Gross profit .................     236,255        29        258,936        30          477,757        29          505,025       29

Operating expenses ...........     162,375        20        167,588        20          329,429        20          328,091       19
                                  --------       ---       --------       ---       ----------       ---       ----------      ---

Operating income .............      73,880         9         91,348        10          148,328         9          176,934       10
Interest expense, net ........       9,892         1         10,738         1           19,908         1           21,081        1
                                  --------       ---       --------       ---       ----------       ---       ----------      ---

Operating income .............      63,988         8         80,610         9          128,420         8          155,853        9
Income tax provision .........      19,306         3         26,087         3           38,951         3           50,892        3
                                  --------       ---       --------       ---       ----------       ---       ----------      ---

Income before minority
  interests ..................      44,682         5         54,523         6           89,469         5          104,961        6
Minority interests ...........      17,760         2         16,841         2           33,817         2           33,061        2
                                  --------       ---       --------       ---       ----------       ---       ----------      ---

Net income ...................    $ 26,922         3       $ 37,682         4       $   55,652         3       $   71,900        4
                                  ========       ===       ========       ===       ==========       ===       ==========      ===

         Consolidated revenues totaled $801.0 million for the three months ended June 30, 2002, an eight percent decline from the prior year quarter. The revenue decline related to lower sales volumes in the Company's Distribution operations, reflecting the impact of lower North American activity levels, as well as reduced customer spending in the U.S. downstream and industrial markets. The current year revenues were influenced by the completion of 15 acquisitions in the last half of 2001. Excluding incremental revenues from acquisitions, base business revenues fell 14 percent from the prior year quarter as reduced North American drilling activity impacted demand for the Company's products and services. Revenues for the first half of 2002 were $1.6 billion, a six percent decline from the comparable period of the prior year. The revenue reduction was reported in the Company's Distribution operations, which are concentrated in North America, and were impacted by the significant decline in drilling activity in the United States and Canada. Excluding the impact of acquired and divested operations, revenues were 12 percent below the amounts reported in the first half of 2001, reflecting the 32 percent reduction in North American drilling activity between the corresponding periods.

         Gross profit equaled $236.3 million, or 29 percent of revenues, in the second quarter of 2001. Lower sales volumes in the Distribution segment combined with a shift from higher to lower-margin products in the Oilfield segment resulted in a $22.7 million decline from amounts reported in the prior year quarter. Gross profit margins were 20 basis points below the prior year period, with the product mix shift from Distribution revenues to higher-margin Oilfield revenues, partially masking the margin deterioration reported in the Oilfield segment. Gross profit for the six-month period totaled $477.8 million, or 29 percent of revenues. Gross profit margins were comparable with amounts reported in the first half of 2001, with the lower gross profit levels primarily attributable to the reduction in Distribution revenues.

         Operating expenses decreased $5.2 million, or three percent from the second quarter of 2001. The majority of the period-to-period expense reduction relates to the adoption of SFAS No. 142, which resulted in the elimination of $3.9 million in goodwill amortization. The remainder of the decrease is due to lower incentive-based requirements and the effect of cost-reduction efforts initiated in response to activity declines which were, for the most part, offset by incremental expenses from acquired operations. Operating expenses for the six-month period increased $1.3 million over prior year amounts, as incremental expenses related to acquisitions completed in the last half of 2001 more than offset the reduction in variable-related expenses attributable to lower base business volumes.

         Net interest expense, which represents interest expense less interest income, totaled $9.9 million for the second quarter of 2002. Net interest expense decreased $0.8 million from the prior year period as lower interest rates more than offset the impact of increased floating-rate borrowings, which were utilized to finance prior year acquisitions. For the six-month period, net interest expense declined $1.2 million, also attributable to the effect of lower interest rates on the Company's floating-rate borrowings.

         The effective tax rate for the second quarter and six-month periods approximated 30 percent, which is lower than both the prior year's rate and the U.S. statutory rate. The effective tax rate is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate was two percentage points below the prior year periods, which is related to the higher proportion of U.S. partnership earnings in M-I and the current year elimination of goodwill amortization, a portion of which was not deductible for tax purposes.

         Minority interests reflect the portion of the results of majority-owned operations, which are applicable to the minority interest partners. Minority interests increased $0.9 million over the prior year quarter and were $0.8 million above the amounts reported in the first half of 2001. The variance in both periods is related to the acquisition of a majority interest in United Engineering Services, which occurred in the fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

General

         At June 30, 2002, cash and cash equivalents totaled $46.0 million. Cash flows provided by operations totaled $113.0 million in the first half of 2002 compared to $51.3 million in the prior year period. The improvement in operating cash flow is attributable to the significant decline in North American drilling activity, which favorably impacted working capital levels, particularly the required investment in accounts receivable and product inventory.

         Cash flows used in investing activities in the first six months of 2002 totaled $45.0 million, which primarily consisted of investments in property, plant and equipment, net of cash proceeds arising from certain asset disposals. This compares to cash used for investing activities of $95.3 million in the first half of 2001, with the difference primarily attributable to the lower level of acquisition activity during the current year period. Net capital expenditures decreased year-over-year as lower drilling activity has led to a reduction in discretionary capital spending.

         In the first half of 2002, cash generated from operations exceeded cash used in investing activities, resulting in a $53.7 million reduction in outstanding debt levels. Cash flows used in financing activities, which totaled $67.0 million for the six months ended June 30, 2002, were also impacted by cash distributions to a minority partner which totaled $15.6 million during the period.

         The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. Subsequent to June 30, 2002, the Company replaced its $200.0 million revolving credit facilities, which were due to expire in December 2002, with a three-year, $400.0 million facility provided by a syndicate of nine financial institutions. As of June 30, 2002, after taking into consideration the current facility in place, the Company had $335.5 million of funds available under U.S. revolving credit facilities to fund future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside the United States, which are generally used to finance local operating needs. At June 30, 2002, borrowing capacity of $46.1 million was available under the non-U.S. borrowing facilities.

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

Contingencies

         The Company is a party to various legal and environmental matters arising in the ordinary course of business. In the opinion of management, after considering established reserves and contractual indemnifications obtained, these matters are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations. In the unlikely event that the parties providing the environmental indemnifications do not fulfill their obligations, such event could result in the recognition of up to $25.0 million related to indemnified liabilities, potentially impacting earnings and cash flows in future periods.

Critical Accounting Policies and Estimates

         The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2001 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management's most significant judgements and estimates. There have been no material changes in these critical accounting policies.

Recent Accounting Pronouncements

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

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

         The Company has also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. Effective January 1, 2002, goodwill and certain intangibles are no longer amortized to earnings but are tested for impairment under SFAS No. 142. During the first quarter of 2002, the Company completed the transitional impairment test required by the standard, the results of which did not impact the Company's financial position or results of operations. The accompanying Consolidated Statements of Operations provide relevant disclosures related to recorded goodwill amortization and the after-tax impact which would have resulted from the adoption of SFAS No. 142 as of January 1, 2001.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders on April 24, 2002, stockholders of the Company elected all nominated directors and approved an amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan by the votes shown below.


                                         For              Withheld         Abstain
                                      ----------          --------         -------
Election of directors:
      G. Clyde Buck ...........       42,443,568            3,472          215,818
      Loren K. Carroll ........       42,443,219            3,821          216,167
      Wallace S. Wilson .......       42,437,285            9,755          222,101



                                                               For           Against          Abstain
                                                           ----------       ---------         -------
Approval of an amendment to the
     Smith International, Inc. 1989 Long-Term
     Incentive Compensation Plan......................     30,716,189       6,648,147          31,532


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          (b) Reports on Form 8-K

          The Registrant filed reports on Form 8-K during the quarterly period ended June 30, 2002. All filings were reported under "Item 5. Other Events" and disclosed the following:

         1. Form 8-K dated April 4, 2002 relating to a press release commenting on first quarter 2002 outlook and earnings release and conference call information.

         2. Form 8-K dated April 15, 2002 relating to changes in registrant's certifying accountant.

         3. Form 8-K dated May 2, 2002 relating to a press release announcing the Company's results for the first quarter of 2002.

         4. Form 8-K dated June 6, 2002 relating to a press release announcing a 2-for-1 common stock split to be effected in the form of a stock dividend.

         5. Form 8-K dated June 24, 2002 relating to a certificate of adjusted purchase price or number of shares dated June 21, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SMITH INTERNATIONAL, INC.
                            Registrant



Date: August 13, 2002       By: /s/ Douglas L. Rock
     ----------------          -----------------------------------------------
                                Douglas L. Rock
                                Chairman of the Board, Chief Executive
                                Officer, President and Chief Operating Officer





Date: August 13, 2002       By: /s/ Margaret K. Dorman
     ----------------          -----------------------------------------------
                                Margaret K. Dorman
                                Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  filed herewith.

Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.