Form 10-Q
period 2002-09-30
SMITH INTERNATIONAL INC
filed 2002-11-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the Registrant's common stock as of November 11, 2002 was 101,527,034.

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months ended September 30, 2002 and 2001...................................    1

      CONSOLIDATED CONDENSED BALANCE SHEETS
      As of September 30, 2002 and December 31, 2001...........................................................    2

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      For the Nine Months ended September 30, 2002 and 2001....................................................    3

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.....................................................    4

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............   10

    Item 3. Qualitative and Quantitative Market Risk Disclosures...............................................   16

    Item 4. Controls and Procedures............................................................................   16

PART II - OTHER INFORMATION

    Items 1-6..................................................................................................   17

SIGNATURES.....................................................................................................   18

CERTIFICATIONS.................................................................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                          September 30,
                                                                  --------------------------          ------------------------------
                                                                    2002              2001                2002                2001
                                                                  --------          --------          ----------          ----------
Revenues ...............................................          $777,232          $909,682          $2,405,647          $2,647,382

Costs and expenses:
  Costs of revenues ....................................           559,507           636,626           1,710,165           1,869,301
  Selling expenses .....................................           128,265           132,735             387,077             384,452
  General and administrative expenses ..................            34,517            36,574             105,134             105,176
  Goodwill amortization ................................                --             3,966                  --              11,738
                                                                  --------          --------          ----------          ----------
          Total costs and expenses .....................           722,289           809,901           2,202,376           2,370,667
                                                                  --------          --------          ----------          ----------
Operating income .......................................            54,943            99,781             203,271             276,715

Interest expense, net ..................................             9,299            10,653              29,207              31,734
                                                                  --------          --------          ----------          ----------
Income before income taxes and minority
  interests ............................................            45,644            89,128             174,064             244,981

Income tax provision ...................................            14,542            28,941              53,493              79,833
                                                                  --------          --------          ----------          ----------
Income before minority interests .......................            31,102            60,187             120,571             165,148

Minority interests .....................................            11,312            18,121              45,129              51,182
                                                                  --------          --------          ----------          ----------
Net income .............................................          $ 19,790          $ 42,066          $   75,442          $  113,966
                                                                  ========          ========          ==========          ==========
Basic earnings per share (See Note 4):
  Net income ...........................................          $   0.20          $   0.42          $     0.76          $     1.14
                                                                  ========          ========          ==========          ==========
  Net income, excluding impact of
     goodwill amortization .............................          $   0.20          $   0.45          $     0.76          $     1.21
                                                                  ========          ========          ==========          ==========
Diluted earnings per share (See Note 4):
   Net income ..........................................          $   0.20          $   0.42          $     0.75          $     1.13
                                                                  ========          ========          ==========          ==========
   Net income, excluding impact of
      goodwill amortization ............................          $   0.20          $   0.44          $     0.75          $     1.20
                                                                  ========          ========          ==========          ==========
Weighted average shares outstanding
 (See Note 4):
  Basic ................................................            99,002            99,662              98,929              99,724
  Diluted ..............................................           100,069           100,420             100,068             100,800

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)

                                                                                      September 30,     December 31,
                                                                                          2002              2001
                                                                                       -----------      -----------
                                                                                       (Unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................................................    $    62,860      $    44,683
  Receivables, net ................................................................        651,942          752,165
  Inventories, net ................................................................        634,224          653,151
  Deferred tax assets, net ........................................................         25,356           35,414
  Prepaid expenses and other ......................................................         48,695           37,618
                                                                                       -----------      -----------
          Total current assets ....................................................      1,423,077        1,523,031
                                                                                       -----------      -----------
Property, Plant and Equipment, net ................................................        498,413          488,497

Goodwill, net .....................................................................        594,362          574,550

Other Assets ......................................................................        175,168          149,750
                                                                                       -----------      -----------
Total Assets ......................................................................    $ 2,691,020      $ 2,735,828
                                                                                       ===========      ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt .....................    $    58,509      $   148,693
  Accounts payable ................................................................        235,475          284,502
  Accrued payroll costs ...........................................................         54,155           81,803
  Income taxes payable ............................................................         50,274           41,143
  Other ...........................................................................         86,075          109,863
                                                                                       -----------      -----------
          Total current liabilities ...............................................        484,488          666,004
                                                                                       -----------      -----------
Long-Term Debt ....................................................................        553,919          538,842

Deferred Tax Liabilities ..........................................................         49,179           40,504

Other Long-Term Liabilities .......................................................         59,228           51,027

Minority Interests ................................................................        502,227          490,292

Commitments and Contingencies (See Note 13)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 2002 or 2001 .........................................             --               --
  Common stock, $1 par value; 150,000 shares authorized; 101,509 shares
    issued in 2002 (50,594 shares issued in 2001, on a pre-split basis) ...........        101,509           50,594
  Additional paid-in capital ......................................................        345,624          389,989
  Retained earnings ...............................................................        637,896          562,454
  Accumulated other comprehensive income ..........................................        (13,920)         (24,748)
  Less - Treasury securities, at cost; 2,384 common shares in 2002
     (1,192 common shares in 2001, on a pre-split basis) ..........................        (29,130)         (29,130)
                                                                                       -----------      -----------
          Total stockholders' equity ..............................................      1,041,979          949,159
                                                                                       -----------      -----------
Total Liabilities and Stockholders' Equity ........................................    $ 2,691,020      $ 2,735,828
                                                                                       ===========      ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                    -------------------------------
                                                                                                      2002                  2001
                                                                                                    ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................................            $  75,442             $ 113,966
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
  Depreciation and amortization ........................................................               65,914                68,108
  Minority interests ...................................................................               45,129                51,182
  Provision for losses on receivables ..................................................                7,674                 2,064
  Gain on disposal of property, plant and equipment ....................................               (5,645)               (5,463)
  Foreign currency translation (gains) losses ..........................................                 (982)                  516
Changes in operating assets and liabilities:
  Receivables ..........................................................................               98,758               (81,993)
  Inventories ..........................................................................               29,960               (47,741)
  Accounts payable .....................................................................              (50,717)                 (634)
  Other current assets and liabilities .................................................              (44,312)               32,878
  Other non-current assets and liabilities .............................................              (10,814)               (9,997)
                                                                                                    ---------             ---------
Net cash provided by operating activities ..............................................              210,407               122,886
                                                                                                    ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ........................................              (30,330)              (97,119)
Purchases of property, plant and equipment .............................................              (68,174)              (88,313)
Proceeds from disposal of property, plant and equipment ................................               14,866                14,856
Purchase of stock of majority-owned subsidiary .........................................                 (231)               (2,084)
                                                                                                    ---------             ---------
Net cash used in investing activities ..................................................              (83,869)             (172,660)
                                                                                                    ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ...............................................                  806               290,742
Principal payments of long-term debt ...................................................              (74,434)             (213,252)
Net change in short-term borrowings ....................................................               (7,792)              (14,982)
Purchases of treasury stock ............................................................                   --               (21,428)
Proceeds from exercise of stock options ................................................                4,426                 5,463
Minority interest partner contributions (distributions) ................................              (31,600)               12,000
                                                                                                    ---------             ---------
Net cash provided by (used in) financing activities ....................................             (108,594)               58,543
                                                                                                    ---------             ---------
Effect of exchange rate changes on cash ................................................                  233                   (50)
                                                                                                    ---------             ---------
Increase in cash and cash equivalents ..................................................               18,177                 8,719
Cash and cash equivalents at beginning of period .......................................               44,683                36,544
                                                                                                    ---------             ---------
Cash and cash equivalents at end of period .............................................            $  62,860             $  45,263
                                                                                                    =========             =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest .................................................................            $  37,818             $  35,654
Cash paid for income taxes .............................................................            $  29,443             $  45,126

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles and all applicable financial statement rules and regulations of the Securities and Exchange Commission (the "Commission") pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in our 2001 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included.

         Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated condensed financial statements.

         Management believes the consolidated condensed financial statements present fairly the financial position, results of operations and cash flows of Smith International, Inc. and subsidiaries (the "Company") as of the dates indicated. The results of operations for the three and nine months ended September 30, 2002 and 2001 may not be indicative of results for the fiscal year.

         From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the "FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.


2. BUSINESS COMBINATION

         In July 2002, the Company acquired certain turbodrilling assets of Neyrfor-Weir Ltd. in exchange for cash consideration of $25.3 million. The acquired operations, which design proprietary turbodrilling equipment and provide related services for horizontal and directional drilling applications, have been integrated into the Company's Oilfield Products and Services segment. For the fiscal year ended December 31, 2001, the acquired operations reported revenues of approximately $17 million.

         This acquisition has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The purchase price allocation related to this acquisition is based upon preliminary information and is subject to change when additional data concerning final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

    Pro forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated condensed financial statements.

3. NON-RECURRING CHARGES

         During the first quarter of 2002, the Company recognized non-recurring charges totaling $7.9 million, or $3.4 million net of taxes and minority interests. The first quarter charge included a $4.3 million provision for losses on receivables in Argentina attributable to local economic events. The provision was necessitated by Argentinean legislation, which required the Company to settle certain U.S. dollar-denominated transactions in pesos. The remainder of the charge related to restructuring efforts undertaken in response to activity-level declines, the primary component of which is severance costs incurred in connection with employee terminations. All such restructuring costs have been paid prior to September 30, 2002.

         In the accompanying consolidated condensed financial statements, $5.8 million of the charges are included in general and administrative expenses, $1.7 million are reflected in selling expenses with the remainder recorded as cost of revenues.


4. STOCK SPLIT

         On June 6, 2002, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Stockholders of record as of June 20, 2002 were entitled to the dividend, which was distributed on July 8, 2002.

         The Consolidated Condensed Balance Sheet includes the reclassification of $50.7 million from additional paid-in capital to the common stock account, in order to reflect the transaction. Additionally, all prior year amounts included in the financial statements related to weighted average shares outstanding and earnings per share amounts have been restated for the effect of the stock split.


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

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                                ----------------------------            ----------------------------
                                                                  2002                2001                2002                2001
                                                                --------            --------            --------            --------
Basic EPS:

Net income .........................................            $ 19,790            $ 42,066            $ 75,442            $113,966
                                                                ========            ========            ========            ========
Weighted average number of common
  shares outstanding ...............................              99,002              99,662              98,929              99,724
                                                                ========            ========            ========            ========
Basic EPS ..........................................            $   0.20            $   0.42            $   0.76            $   1.14
                                                                ========            ========            ========            ========
Diluted EPS:

Net income .........................................            $ 19,790            $ 42,066            $ 75,442            $113,966
                                                                ========            ========            ========            ========
Weighted average number of common
  shares outstanding ...............................              99,002              99,662              98,929              99,724
Dilutive effect of stock options ...................               1,067                 758               1,139               1,076
                                                                --------            --------            --------            --------
                                                                 100,069             100,420             100,068             100,800
                                                                ========            ========            ========            ========
Diluted EPS ........................................            $   0.20            $   0.42            $   0.75            $   1.13
                                                                ========            ========            ========            ========

6. INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO"), last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                     September 30,   December 31,
                                                         2002           2001
                                                     -------------   ------------
Raw materials ....................................     $  47,861      $  50,821
Work-in-process ..................................        53,498         65,008
Products purchased for resale ....................       165,466        154,787
Finished goods ...................................       393,379        406,143
                                                       ---------      ---------
                                                         660,204        676,759
Reserves to state certain domestic inventories
  ($298,749 in 2002 and $300,868 in 2001,
  respectively) on a LIFO basis ..................       (25,980)       (23,608)
                                                       ---------      ---------
                                                       $ 634,224      $ 653,151
                                                       =========      =========

7. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                    September 30,     December 31,
                                                        2002              2001
                                                    -------------     ------------
Land .......................................          $ 33,196          $ 28,390
Buildings ..................................           123,500           100,888
Machinery and equipment ....................           485,237           482,045
Rental tools ...............................           257,902           243,913
                                                      --------          --------
                                                       899,835           855,236

Less-Accumulated depreciation ..............           401,422           366,739
                                                      --------          --------
                                                      $498,413          $488,497
                                                      ========          ========

8. GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, the Company adopted FASB Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting matters. In accordance with SFAS No. 142, the Company discontinued amortizing goodwill to earnings as of January 1, 2002. The Statement also requires that goodwill be tested for impairment on an annual basis, or more frequently if circumstances indicate that an impairment may exist.

         During the first quarter of 2002, the Company completed the transitional impairment test required by SFAS No. 142 for goodwill recorded as of the adoption date. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined, with their carrying value and resulted in the identification of no impairment.

         The accompanying Consolidated Condensed Statements of Operations provide relevant disclosures related to recorded goodwill amortization and the after-tax impact which would have resulted from the adoption of SFAS No. 142 as of January 1, 2001.

         The changes in the carrying amount of goodwill on a segment basis for the nine months ended September 30, 2002 are as follows (in thousands):

                                              Oilfield      Distribution
                                               Segment         Segment     Consolidated
                                              --------      ------------   ------------
Balance as of December 31, 2001 .......        $537,509        $37,041        $574,550
Goodwill acquired .....................          10,600             --          10,600
Purchase price and currency translation
   adjustments ........................           9,070            142           9,212
                                               --------        -------        --------
Balance as of September 30, 2002 ......        $557,179        $37,183        $594,362
                                               ========        =======        ========

         The accompanying Consolidated Condensed Balance Sheet as of September 30, 2002 includes $41.3 million of intangible assets, which are classified in Other Assets. The Company amortizes identifiable intangible assets, generally consisting of patents, trademarks and non-compete agreements, on a straight-line basis over their expected useful lives, which range from three to 27 years. The adoption of SFAS No. 142 also required the Company to re-evaluate the remaining useful lives of its intangible assets to determine whether the periods being used were appropriate. No changes to the carrying value of the intangibles, nor the remaining useful lives, were recorded as a result of the review.


9. DEBT

         The following summarizes the Company's outstanding debt (in thousands):

                                                   September 30,     December 31,
                                                       2002              2001
                                                   -------------     ------------
Current:
  Short-term borrowings ....................        $  43,356         $  50,156
  Current portion of long-term debt ........           15,153            98,537
                                                    ---------         ---------
                                                    $  58,509         $ 148,693
                                                    =========         =========
Long-Term:
  Notes, net of unamortized discounts ......        $ 492,497         $ 532,555
  Revolving credit facilities ..............           54,000            81,700
  Term loans and other .....................           22,575            23,124
                                                    ---------         ---------
                                                      569,072           637,379
  Less current portion of long-term debt ...          (15,153)          (98,537)
                                                    ---------         ---------
                                                    $ 553,919         $ 538,842
                                                    =========         =========

         In the second quarter of 2002, the Company repurchased and retired $30.0 million of its 6.75 percent public notes maturing in 2011. In connection with the transaction, the Company recorded $0.5 million of termination costs related to the repurchase, consisting primarily of the prorata portion of unamortized discount and issuance costs associated with the 6.75 percent notes.

         In July 2002, the Company replaced its $200.0 million revolving credit facility, which was scheduled to expire in December 2002, with a new three-year, $400.0 million facility provided by a syndicate of nine financial institutions. The revolving credit agreement (the "Agreement") allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 62.5 to
75.0 basis points depending on amounts drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee on the unutilized portion of the facility and compliance with certain customary covenants, including maintenance of specified debt-to-total capitalization and interest coverage ratios, as defined.

         Principal payments of long-term debt for the twelve-month periods ending subsequent to September 30, are as follows (in thousands):

     2003 ..........................................             $ 90,715
     2004 ..........................................               72,782
     2005 ..........................................               13,145
     2006 ..........................................              157,372
     Thereafter ....................................              219,905
                                                                 --------
                                                                 $553,919
                                                                 ========

10. COMPREHENSIVE INCOME

         Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                                Three Months Ended                        Nine Months Ended
                                                                   September 30,                             September 30,
                                                            -----------------------------             -----------------------------
                                                              2002                 2001                2002                  2001
                                                            --------              -------             -------             ---------
Net income ....................................             $ 19,790              $42,066             $75,442             $ 113,966
Changes in unrealized fair value
  of derivatives, net .........................                  554                2,497               2,339                   181
Currency translation adjustments ..............               (1,693)               2,154               8,489                (3,409)
                                                            --------              -------             -------             ---------
Comprehensive income ..........................             $ 18,651              $46,717             $86,270             $ 110,738
                                                            ========              =======             =======             =========

         As of September 30, 2002, accumulated other comprehensive income in the accompanying Consolidated Condensed Balance Sheet includes $14.4 million of cumulative currency translation losses and $0.9 million of cumulative pension liability adjustments, partially offset by $1.4 million of cumulative changes in the unrealized fair value of derivatives.

11. EMPLOYEE STOCK OPTIONS

         The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of September 30, 2002, 5.0 million shares were issued and outstanding under the program and an additional 4.6 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

         Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than 15 percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.1 million and $0.2 million of related expense in the accompanying Consolidated Condensed Statements of Operations for the three month and nine month periods ended September 30, 2002, respectively.

         The Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option program, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Therefore, for all options other than those mentioned above, the Company elects to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated condensed financial statements.

         Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share on a diluted basis would have approximated the pro forma amounts indicated below:

                                                             Three Months Ended                           Nine Months Ended
                                                                September 30,                               September 30,
                                                       ---------------------------------           ---------------------------------
                                                           2002                  2001                  2002                  2001
                                                       -----------           -----------           -----------           -----------
Net Income:
  As reported .............................            $    19,790           $    42,066           $    75,442           $   113,966
  Pro forma ...............................                 17,894                40,572                69,755               109,484

Diluted earnings per share:
  As reported .............................            $      0.20           $      0.42           $      0.75           $      1.13
  Pro forma ...............................                   0.18                  0.40                  0.70                  1.08

12. INDUSTRY SEGMENTS

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

                                                           Three Months Ended                           Nine Months Ended
                                                              September 30,                                September 30,
                                                     --------------------------------            ----------------------------------
                                                       2002                   2001                   2002                   2001
                                                     ---------            -----------            -----------            -----------
Revenues:
  Oilfield Products and Services .........           $ 557,033            $   622,203            $ 1,733,561            $ 1,789,179
  Distribution ...........................             220,199                287,479                672,086                858,203
                                                     ---------            -----------            -----------            -----------
                                                     $ 777,232            $   909,682            $ 2,405,647            $ 2,647,382
                                                     =========            ===========            ===========            ===========
Operating Income:
  Oilfield Products and Services .........           $  57,268            $    93,975            $   209,583            $   260,217
  Distribution ...........................                (705)                 7,344                 (1,518)                21,028
  General corporate ......................              (1,620)                (1,538)                (4,794)                (4,530)
                                                     ---------            -----------            -----------            -----------
                                                     $  54,943            $    99,781            $   203,271            $   276,715
                                                     =========            ===========            ===========            ===========

13. CONTINGENCIES

         The Company is a party to various legal and environmental matters arising in the ordinary course of business. In the opinion of management, after considering established reserves and contractual indemnifications obtained, these matters are not expected to have a material adverse effect on the Company's consolidated financial statements. In the unlikely event that the parties providing the environmental indemnifications do not fulfill their obligations, such event could result in the recognition of up to $30.0 million related to indemnified liabilities, potentially impacting earnings and cash flows in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Consolidated Financial Statements of the Company and the related notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2001 Annual Report on Form 10-K.

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

         The year-over-year decline in the worldwide rig count relates to lower North American activity levels, particularly in the United States. Drilling activity in the U.S. market is heavily influenced by natural gas fundamentals, as over 80 percent of the U.S. rig count is currently natural gas-directed. After bottoming in late March 2002, activity levels in the United States have improved 11 percent due, in part, to declining natural gas production which has resulted in increased natural gas drilling activity. Although the U.S. rig count has shown moderate improvement, various factors including political and regional instabilities, oil and natural gas storage levels, commodity prices and depletion rates, will likely influence activity levels on a going forward basis. The Company's business outlook, however, is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Further weakness in the global economic environment could result in a substantial decline in worldwide drilling activity, adversely impacting the Company's future financial results.

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

                                            Three Months Ended September 30,                Nine Months Ended September 30,
                                       -----------------------------------------     ---------------------------------------------
                                              2002                   2001                    2002                    2001
                                       ------------------     ------------------     --------------------     --------------------
                                         Amount        %        Amount        %         Amount         %         Amount         %
                                       ---------      ---     ---------      ---     -----------      ---     -----------      ---
Financial Data:

Revenues:
  M-I ............................     $ 376,785       49     $ 412,364       45     $ 1,175,083       49     $ 1,197,036       45
  Smith Bits .....................        78,853       10       105,135       12         245,477       10         309,617       12
  Smith Services .................       101,395       13       104,704       11         313,001       13         282,526       11
                                       ---------      ---     ---------      ---     -----------      ---     -----------      ---
    Oilfield Products and Services       557,033       72       622,203       68       1,733,561       72       1,789,179       68
  Distribution ...................       220,199       28       287,479       32         672,086       28         858,203       32
                                       ---------      ---     ---------      ---     -----------      ---     -----------      ---
          Total ..................     $ 777,232      100     $ 909,682      100     $ 2,405,647      100     $ 2,647,382      100
                                       =========      ===     =========      ===     ===========      ===     ===========      ===
Revenues by Area:
  United States ..................     $ 359,953       46     $ 480,125       53     $ 1,136,832       47     $ 1,373,109       52
  Canada .........................        68,560        9        96,603       11         218,909        9         310,301       12
  Non-North America ..............       348,719       45       332,954       36       1,049,906       44         963,972       36
                                       ---------      ---     ---------      ---     -----------      ---     -----------      ---
          Total ..................     $ 777,232      100     $ 909,682      100     $ 2,405,647      100     $ 2,647,382      100
                                       =========      ===     =========      ===     ===========      ===     ===========      ===
Operating Income:
  Oilfield Products and Services .     $  57,268       10     $  93,975       15     $   209,583       12     $   260,217       15
  Distribution ...................          (705)       *         7,344        3          (1,518)       *          21,028        3
  General corporate ..............        (1,620)       *        (1,538)       *          (4,794)       *          (4,530)       *
                                       ---------      ---     ---------      ---     -----------      ---     -----------      ---
          Total ..................     $  54,943        7     $  99,781       11     $   203,271        8     $   276,715       10
                                       =========      ===     =========      ===     ===========      ===     ===========      ===
Market Data:

M-I Average Worldwide Rig Count:
  United States ..................           997       46         1,413       51             938       43           1,384       50
  Canada .........................           219       10           306       11             250       12             347       13
  Non-North America ..............           970       44         1,046       38             984       45           1,033       37
                                       ---------      ---     ---------      ---     -----------      ---     -----------      ---
          Total ..................         2,186      100         2,765      100           2,172      100           2,764      100
                                       =========      ===     =========      ===     ===========      ===     ===========      ===

          *not meaningful

Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids control, separation, pressure control, rig instrumentation and waste management. M-I's business operations are largely influenced by the number of offshore drilling programs, which are more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. For the three months ended September 30, 2002, M-I's revenues totaled $376.8 million, nine percent below the prior year quarter. Incremental revenues from acquisitions partially offset the impact of the decline in base business operations. Excluding the impact of acquisitions, revenues fell 14 percent due, primarily, to the reduction in U.S. offshore drilling activity which declined 22 percent from the prior year period. Over 90 percent of the base revenue reduction from the prior year quarter was reported in the United States, with lower U.S. offshore revenue levels accounting for two-thirds of the overall base revenue decline. For the nine-month period, M-I reported revenues of $1.2 billion, a two percent decline from the comparable prior year period. Excluding the impact of acquisitions, revenues declined nine percent attributable to the reduction in Western Hemisphere activity levels which declined 30 percent between the corresponding periods. The impact of the Western Hemisphere activity decline was partially offset by base revenue growth in all other geographic regions.

         Smith Bits manufactures and sells three-cone and diamond drill bits for use in the oil and gas industry. Smith Bits reported revenues of $78.9 million for the third quarter of 2002, a decline of 25 percent from the prior year quarter. Base revenues also declined 25 percent as the impact of current year acquisitions were offset by lower revenues resulting from the contribution of the mining bit operations to an unconsolidated joint venture in October 2001. The revenue decline was reported in the Western Hemisphere markets as the 28 percent reduction in related drilling activity primarily influenced demand for three-cone drill bits. For the first nine months of 2002, Smith Bits' revenues totaled $245.5 million, a 21 percent decline from the amounts reported in the comparable prior year period. After excluding the net impact of the mining bit operations and incremental revenues from current year acquisitions, revenues were 18 percent below the first nine months of 2001 and compared favorably to the 21 percent decline in the worldwide average rig count between the corresponding periods. Over three-quarters of the year-to-year base revenue variance resulted from lower sales volumes of three-cone bits, reflecting the significant decline in U.S. drilling activity.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. For the three months ended September 30, 2002, Smith Services' revenues totaled $101.4 million, three percent below the prior year quarter. Excluding the impact of acquisitions completed in the fourth quarter of 2001, revenues declined 16 percent from the prior year quarter. The base revenue decline was reported in the Western Hemisphere reflecting lower demand for drilling-related products and services associated with the significant reduction in drilling activity. For the nine-month period, Smith Services reported revenues of $313.0 million, an increase of 11 percent over the first nine months of 2001. Excluding the impact of acquisitions, revenues were seven percent lower period-to-period, reflecting the effect of the 31 percent decline in North American activity levels on the underlying base business. Increased sales of drill pipe related to an alliance with a specialty drill pipe manufacturer and base revenue growth in Europe/Africa, due to higher export sales and increased activity in the North Sea, served to partially offset the revenue variance from the corresponding period.

Operating Income

         Operating income for the Oilfield Products and Services segment decreased $36.7 million from the third quarter of 2001 as lower gross profit in the segment was partially offset by reduced operating expenses. Decreased demand for higher-margin products, specifically drill bits and premium synthetic drilling fluids which accounted for approximately two-thirds of the revenue decline from the prior year period, contributed to a four percentage point deterioration in gross profit margins from the third quarter of 2001. The reduction in gross profit margins relates to lower volumes and a shift in revenue mix, as no significant pricing deterioration was experienced during the period. Operating expenses fell approximately six percent from the third quarter of 2001 attributable, in part, to cost reduction efforts undertaken in response to the Western Hemisphere activity level decline. On a year-to-date basis, segment operating income declined $50.6 million from the first nine months of 2001. As a percentage of revenues, operating income declined approximately two percentage points, reflecting the deterioration in gross profit margins from the prior year period. The gross profit margins were impacted by the reduction in higher-margin sales discussed above.

 Distribution Segment

Revenues

         Wilson markets pipe, valve, tool, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson reported revenues of $220.2 million for the third quarter of 2002, 23 percent below the prior year quarter. Over three-quarters of the revenue variance was reported in the energy branch operations related to the impact of the decline in North American drilling and completion activity combined with lower project spending by pipeline customers. To a lesser extent, the continued weakness in the industrial and petrochemical markets, primarily in the United States, resulted in reduced spending for major maintenance programs and projects. For the first nine months of 2002, Wilson reported revenues totaling $672.1 million, a decline of 22 percent from the comparable prior year period. Lower activity levels in the United States and Canada impacted the energy branch operations, which reported over three-quarters of the year-to-date revenue variance. The balance of the revenue decline was reported by the industrial sector due to a reduction in customer spending levels.

Operating Income

         Operating income for the Distribution segment decreased $8.0 million from the third quarter of 2001. The decline in operating income relates to the impact of the revenue decline on gross profit, partially offset by the reduction in variable costs associated with the lower sales volumes. The decrease in Wilson's overall sales volumes on coverage of sales and administrative support costs contributed to a three percentage point reduction in operating margins from the prior year period. On a year-to-date basis, Distribution segment operating income declined $22.5 million from the amounts reported in the first nine months of 2001. The operating income variance reflects lower gross profit levels associated with the reported revenue decline, partially offset by a reduction in variable-based operating expenses. As a percentage of sales, operating income decreased three percentage points from the prior year comparable period, as lower sales volumes impacted coverage of fixed sales and administrative support costs.

 Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                              Three Months Ended September 30,                 Nine Months Ended September 30,
                                          ----------------------------------------      --------------------------------------------
                                                2002                   2001                    2002                     2001
                                          -----------------      -----------------      -------------------      -------------------
                                           Amount        %        Amount        %         Amount        %          Amount         %
                                          --------      ---      --------      ---      ----------      ---      ----------      ---
Revenues ...........................      $777,232      100      $909,682      100      $2,405,647      100      $2,647,382      100
                                          --------      ---      --------      ---      ----------      ---      ----------      ---
Gross profit .......................       217,725       28       273,056       30         695,482       29         778,081       29

Operating expenses .................       162,782       21       173,275       19         492,211       21         501,366       19
                                          --------      ---      --------      ---      ----------      ---      ----------      ---
Operating income ...................        54,943        7        99,781       11         203,271        8         276,715       10
Interest expense, net ..............         9,299        1        10,653        1          29,207        1          31,734        1
                                          --------      ---      --------      ---      ----------      ---      ----------      ---
Income before income taxes
  and minority interests ...........        45,644        6        89,128       10         174,064        7         244,981        9
Income tax provision ...............        14,542        2        28,941        3          53,493        2          79,833        3
                                          --------      ---      --------      ---      ----------      ---      ----------      ---
Income before minority
  interests ........................        31,102        4        60,187        7         120,571        5         165,148        6
Minority interests .................        11,312        1        18,121        2          45,129        2          51,182        2
                                          --------      ---      --------      ---      ----------      ---      ----------      ---
Net income .........................      $ 19,790        3      $ 42,066        5      $   75,442        3      $  113,966        4
                                          ========      ===      ========      ===      ==========      ===      ==========      ===

         Consolidated revenues totaled $777.2 million for the third quarter of 2002, 15 percent below the prior year period. The revenue decline was split relatively equally between the Oilfield segment and the Distribution segment. The current year revenues were influenced by the completion of 13 acquisitions, partially offset by the contribution of the Smith Bits' mining operations to an unconsolidated joint venture in October 2001. Excluding the net impact of acquired and divested operations, base revenues fell 18 percent from the third quarter of 2001, as demand for the Company's products and services were impacted by a 29 percent reduction in North American drilling activity. Base revenue growth in the Eastern Hemisphere markets, due to new contract awards and higher export sales, served to partially offset the revenue decline stemming from the reduction in North American drilling activity. For the nine-month period, consolidated revenues were $2.4 billion, nine percent lower than the comparable period in 2001. Over three-quarters of the revenue reduction was reported in the Company's Distribution operations, which are concentrated in North America, and were impacted by the significant decline in drilling activity in the United States and Canada. Excluding the impact of acquired and divested operations, consolidated revenues were 14 percent below the amounts reported in the first nine months of 2001, reflecting the 31 percent reduction in North American drilling activity between the nine-month periods.

         Gross profit totaled $217.7 million, or 28 percent of revenues, in the third quarter of 2002. The $55.3 million decline from the amounts reported in the prior year quarter primarily reflects the reduction of sales of higher-margin Oilfield segment products. Consolidated gross profit margins fell two percentage points from the prior year period driven by the margin deterioration in the Oilfield segment. The higher year-over-year percentage decline in Distribution segment revenues, which traditionally generate lower gross profit margins than the Oilfield operations, served to mask the margin deterioration reported in the Oilfield segment. For the nine-month period gross profit totaled $695.5 million, or 29 percent of revenues, less than one percentage point below the comparable period of the prior year. The majority of the $82.6 million decline was attributable to the Oilfield operations, reflecting a shift from higher to lower-margin products combined with reduced overall sales volumes.

         Operating expenses decreased $10.5 million, or six percent from the third quarter of 2001. The operating expense reduction is attributable to cost reduction efforts initiated in response to the reduction in Western Hemisphere activity levels, reduced employee profit-sharing requirements and the elimination of goodwill amortization in accordance with SFAS No. 142. The operating expense reduction in the base business operations were partially offset by incremental expenses from acquired operations and the recognition of certain costs to consolidate the manufacturing and engineering functions within certain M-I operations. Operating expenses for the first nine months of 2002 decreased $9.2 million from amounts recorded in the prior year period. The reduction in operating expenses was driven by lower incentive-based requirements and, to a lesser extent, the elimination of goodwill amortization. Incremental expenses associated with acquisitions completed in the last twelve months of 2001 and the recognition of non-recurring charges in the first quarter of 2002 served to partially offset the overall expense decline.

         Net interest expense, which represents interest expense less interest income, equaled $9.3 million in the third quarter of 2002. Net interest expense decreased $1.4 million from the prior year period as lower variable interest rates combined with a higher proportion of floating-rate borrowings more than offset the impact of increased debt levels associated with the financing of acquisitions. Net interest expense for the nine-month period declined $2.5 million attributable to the effect of lower interest rates on the Company's floating-rate borrowings.

         The effective tax rate for the third quarter approximated 32 percent, which is lower than both the prior year's rate and the U.S. statutory rate. The effective tax rate is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate was 60 basis points below the prior year quarter due to the elimination of goodwill amortization, a portion of which was not deductible for tax purposes, partially offset by the lower proportion of M-I's U.S. partnership earnings. The effective tax rate for the nine-month period approximated 31 percent, two percentage points below the level reported in the comparable prior year period. The lower tax rate in the current nine-month period primarily reflects the discontinuance of amortizing goodwill, as noted above, and to a lesser extent, a shift in the geographic mix of pre-tax income towards lower rate jurisdictions.

         Minority interests reflect the portion of the results of majority-owned operations, which are applicable to the minority interest partners. Minority interests was $6.8 million below amounts reported in the prior year quarter and $6.1 million lower than amounts reported in the first nine months of 2001. The variance in both periods is related to the lower profitability reported in the M-I operations, partially offset by the acquisition of a majority interest in United Engineering Services, which occurred in the fourth quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

General

         At September 31, 2002, cash and cash equivalents totaled $62.9 million. Cash flows provided by operations totaled $210.4 million in the first nine months of 2002 compared to $122.9 million in the prior year period. The improvement in operating cash flow is attributable to the significant decline in North American drilling activity, which favorably impacted working capital levels, particularly the required investment in accounts receivable and inventories.

         Cash flows used in investing activities in the first nine months of 2002 totaled $83.9 million, which primarily consisted of investments in property, plant and equipment, net of cash proceeds arising from certain asset disposals, and to a lesser extent, funding associated with two acquisitions. This compares to cash used for investing activities of $172.7 million in the first nine months of 2001, with the difference primarily attributable to the lower level of acquisition activity during the current year period. Net capital expenditures also decreased year-over-year, contributing to the improvement, as lower drilling activity has led to a reduction in discretionary capital spending.

         In the first nine months of 2002, cash generated from operations exceeded cash used in investing activities, resulting in an $81.4 million reduction in outstanding debt levels. Cash flows used in financing activities, which totaled $108.6 million for the nine months ended September 30, 2002, were also impacted by cash distributions to a minority partner which totaled $31.6 million during the period.

         The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. During the third quarter, the Company replaced its $200.0 million revolving credit facilities, which were due to expire in December 2002, with a three-year, $400.0 million facility provided by a syndicate of nine financial institutions. As of September 30, 2002, the Company had $346.0 million of funds available under U.S. revolving credit facilities to fund future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside the United States, which are generally used to finance local operating needs. At September 30, 2002, borrowing capacity of $45.4 million was available under the non-U.S. borrowing facilities.

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

Contingencies

         The Company is a party to various legal and environmental matters arising in the ordinary course of business. In the opinion of management, after considering established reserves and contractual indemnifications obtained, these matters are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations. In the unlikely event that the parties providing the environmental indemnifications do not fulfill their obligations, such event could result in the recognition of up to $30.0 million related to indemnified liabilities, potentially impacting earnings and cash flows in future periods.

Critical Accounting Policies and Estimates

         The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2001 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management's most significant judgments and estimates. There have been no material changes in these critical accounting policies.


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

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time frame specified in the Commission's rules and regulations. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of the Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Credit Agreement dated as of July 10, 2002 among Smith International, Inc. and M-I L.L.C., the Lenders from time to time party hereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, J.P. Morgan Securities Inc., and Credit Lyonnais New York Branch, as Co-Lead Arrangers and Joint Bookrunners.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)      Reports on Form 8-K

         The Registrant filed reports on Form 8-K during the quarterly period ended September 30, 2002. All filings were reported under "Item 5. Other Events" and disclosed the following:

         1. Form 8-K dated July 19, 2002 relating to a press release announcing the Company's results for the quarter ended June 30, 2002.

         2. Form 8-K dated August 8, 2002 announcing the acquisition of Neyrfor-Weir turbodrilling operations.

         3. Form 8-K dated August 14, 2002 submitting sworn statements by the Company's Principal Executive Officer and Principal Financial Officer in compliance with the Securities and Exchange Commission's order of June 27, 2002, requiring the submission of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SMITH INTERNATIONAL, INC.
                              Registrant



Date: November 14, 2002       By: /s/ Doug Rock
                                  -------------------------------
                                  Doug Rock
                                  Chairman of the Board, Chief Executive
                                  Officer, President and Chief Operating Officer



Date: November 14, 2002       By: /s/ Margaret K. Dorman
                                  ----------------------------------------
                                  Margaret K. Dorman
                                  Senior Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Accounting Officer)

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
               OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Doug Rock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith International, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002         /s/ Doug Rock
                                 -------------------------
                                 Doug Rock
                                 Chairman of the Board, Chief Executive Officer,
                                 President and Chief Operating Officer

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
               OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Margaret K. Dorman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith International, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002              /s/ Margaret K. Dorman
                                      -------------------------------------
                                      Margaret K. Dorman
                                      Senior Vice President,
                                      Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


     Exhibit Number               Description
     --------------               -----------

         10.1 Credit Agreement dated as of July 10, 2002 among Smith International, Inc. and M-I L.L.C., the Lenders from time to time party hereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, J.P. Morgan Securities Inc., and Credit Lyonnais New York Branch, as Co-Lead Arrangers and Joint Bookrunners.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.