Form 10-K
period 2002-12-31
SMITH INTERNATIONAL INC
filed 2003-03-25
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   (MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NUMBER 1-8514

                            SMITH INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         95-3822631
     (STATE OR OTHER JURISDICTION OF                          (I.R.S.  EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

  411 NORTH SAM HOUSTON PARKWAY, SUITE 600                         77060
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ].

      The aggregate market value of the voting stock held by non-affiliates on June 28, 2002 was $3,347,308,514 (98,161,540 shares at the closing price on the New York Stock Exchange of $34.10, as adjusted for the two-for-one stock split effective July 8, 2002). On June 28, 2002, 101,350,038 shares of common stock, as adjusted for the stock split, were outstanding. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

      There were 101,774,801 shares of common stock outstanding on March 21, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement related to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                             PART I
Item 1.  Business........................................................................     1
Item 2.  Properties......................................................................     8
Item 3.  Legal Proceedings...............................................................     9
Item 4.  Submission of Matters to a Vote of Security Holders.............................     9
Item 4A. Officers of the Registrant......................................................     9

                                             PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder Matters....    10
Item 6.  Selected Financial Data.........................................................    11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of          12
         Operations......................................................................
Item 8.  Financial Statements and Supplementary Data.....................................    23
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial           53
         Disclosure......................................................................

                                            PART III

Item 10. Directors and Executive Officers of the Registrant..............................    53
Item 11. Executive Compensation..........................................................    53
Item 12. Security Ownership of Certain Beneficial Owners and Management..................    53
Item 13. Certain Relationships and Related Transactions..................................    53
Item 14. Controls and Procedures.........................................................    53

                                             PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................    54

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Smith International, Inc. ("Smith" or the "Company") is a leading worldwide supplier of premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control equipment, waste-management services, production chemicals, three-cone and diamond drill bits, turbines, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply-chain management solutions through an extensive North American branch network providing pipe, valves, fittings, mill, safety and other maintenance products.

      The Company was incorporated in the state of California in January 1937 and reincorporated under Delaware law in May 1983. The Company's executive offices are headquartered at 411 North Sam Houston Parkway, Suite 600, Houston, Texas 77060 and its telephone number is (281) 443-3370. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on the Company's Internet website at www.smith.com as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

      The Company's operations are aggregated into two reportable segments:
Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of: M-I, which provides drilling and completion fluid systems and services, solids-control and separation equipment, waste-management services and oilfield production chemicals; Smith Bits, which manufactures and sells three-cone drill bits, diamond drill bits and turbine products; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution segment consists of one business unit, Wilson, which markets pipe, valves, fittings, mill, safety and other maintenance products to energy and industrial markets.

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

BUSINESS OPERATIONS

OILFIELD PRODUCTS AND SERVICES SEGMENT

M-I

      Fluid Products and Services. The Company is a leading worldwide provider of drilling, reservoir drill-in and completion fluid systems, products and engineering services to end users engaged in drilling oil and natural gas wells. Drilling fluids are used to cool and lubricate the bit during drilling operations, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Engineering services are provided to ensure that the fluid products are applied effectively to optimize drilling operations. These services include recommending products and services during the well planning phase; monitoring drilling fluid properties; recommending adjustments during the drilling phase; and analyzing/benchmarking well results after completion of the project to improve the efficiencies of future wells.

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

      Fluid Competition. The major competitors in the worldwide drilling fluids market, which approximated $3.1 billion in 2002, are Baroid Drilling Fluids (a division of Halliburton Company ("Halliburton")) and INTEQ (a division of Baker Hughes, Inc. ("Baker Hughes")). While M-I and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally based competitors. The major competitors in the worldwide completion fluids market, which approximated $0.4 billion in 2002, are Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., BJ Services Company and Ambar, Inc.

      Generally competition for sales of drilling and completions fluids is based on a number of factors, including wellsite engineering services, product quality and availability, technical support, service response and price.

      SWACO Products and Services. M-I SWACO provides services, equipment and engineering for solids control, pressure control and waste management to the worldwide drilling market.

      Solids-control equipment is used to remove drill cuttings from the fluid system, allowing the drilling fluid to be cleaned and recirculated. Solids are normally separated from the drilling fluid using one or a combination of the following: balanced elliptical and linear-motion shale shakers, desanders, disilters, hydroclones, mud cleaners and centrifuges. SWACO designs, manufactures, sells and rents a comprehensive, proprietary line of this equipment for oil and gas drilling processes throughout the world. The Company is also a leading manufacturer and supplier of screens used in solids-control equipment for both oilfield and certain industrial markets. SWACO complements its product offering by providing engineering and technical support to operators and drilling contractors from the planning stages of their projects through waste removal and site remediation.

      Operators employ SWACO-manufactured pressure-control equipment to drill safely and economically in sour-gas and high-pressure zones. Well killing and high-pressure control drilling chokes, together with related operating consoles, are used in the drilling process during well kicks and well clean-up and testing operations. Degassers and mud gas separators are designed to remove and safely vent entrained gases, including toxic gases such as hydrogen sulfide and corrosive oxygen, from the drilling mud. This equipment reduces the risk of dangerous and costly blowouts caused by recirculating mud that contains natural gas. Key products in SWACO's pressure control product line include the MUD D-GASSER(R) and SUPER CHOKE(TM), both of which hold strong market positions as do the SUPER MUD GAS SEPARATOR(TM) and the SUPER AUTOCHOKE(TM). The latter products represent key advancements in hands-free well pressure control and underbalanced drilling operations.

      With drilling operations expanding into more environmentally sensitive areas, there has been increased focus on the effective collection, treatment and disposal of waste produced during the drilling of a well. SWACO provides operators with value-added solutions designed to minimize and treat drilling waste. The Company provides a full suite of waste handling, minimization and management products and services that includes the recently acquired CLEANCUT(R) pneumatic conveyance system for collection and transportation of drill cuttings related to offshore drilling programs. SWACO also provides rig vacuum systems for cuttings recovery, high-gravity force drying equipment for liquid/solid separation and cuttings slurification and re-injection processes for reducing haul-off waste. In addition, through the THERMAL PHASE SEPARATION(TM) process, SWACO provides operators a proven technology for maximizing the recovery of drilling fluids, while minimizing wastes. SWACO's waste treatment services encompass a wide range of activities, including site assessment, drill cuttings injection, water treatment, pit closure and remediation, bioremediation, dewatering and thermal processing. The Company has established ENVIROCENTERS(R) in Norway, Germany and the United States designed specifically for recovering, treating and recycling solid and liquid drilling wastes.

      SWACO Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of Varco International, Inc.) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.

      Oilfield Production Chemicals. M-I provides a complete line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division, acquired in January 2003. Oilfield production chemicals are used to enhance the flow of hydrocarbons from the wellbore by eliminating paraffin, scale and other byproducts encountered during the production process. Oilfield production chemicals are also used to protect piping and other equipment associated with the production, transportation and processing of oil and gas.

      Production Chemical Competition. The major competitors in the worldwide oilfield production chemical market include Baker Petrolite (a division of Baker Hughes), Ondeo Nalco Energy Services, LP (a division of Suez) and Champion Technologies, Inc. Generally, competition is based on product quality, product performance, technical support and price.

Smith Bits

      Products and Services. Smith Bits is a worldwide leader in the design, manufacture and marketing of drill bits primarily used in drilling oil and natural gas wells. In addition, with the acquisition of Sii Neyrfor during July 2002, Smith Bits is the leading provider of downhole turbine drilling products (referred to as "turbodrills") and services that enhance the operating performance of petroleum drill bits in certain applications. Smith Bits' product offerings are designed principally for the premium market segments where faster drilling rates and greater footage drilled provide significant economic benefits in reducing the total cost of a well.

      Smith Bits designs, manufactures and markets three-cone drill bits for the petroleum industry, ranging in size from 3 1/2 to 28 inches in diameter. These three-cone bits comprise two major components - the body and the cones, which contain different types of pointed structures referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal-applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert"), which is usually tungsten carbide. The Company also produces three-cone drill bits in which the tungsten carbide insert is coated with polycrystalline diamond. In certain formations, bits produced with diamond-enhanced inserts last longer and increase penetration rates, which substantially decreases overall drilling costs. Smith Bits is the leading provider of drill bits utilizing diamond-enhanced insert technology.

      In addition, Smith Bits designs, manufactures and markets diamond drill bits. Diamond bits consist of a single body made of either a matrix powder alloy or steel. The cutting structures of diamond bits consist of either polycrystalline diamond cutters, which are brazed on the bit, or natural or synthetic diamonds, which are impregnated in the bit. These bits range in size from 2 3/4 to 26 inches in diameter.

      Smith Bits also designs, assembles and markets a comprehensive line of turbodrills and provides related technical support. Turbodrills, which operate directly above the drill bit, use the hydraulic energy provided by drilling fluid pumps on the rig floor to deliver torque to and rotate the drill bit. These proprietary tools are designed to provide faster rates of penetration, operate in much higher temperature formations, deliver longer downhole life and produce better wellbore quality than conventional positive displacement drilling motors. The turbine drilling motor provides operators with cost effective solutions in demanding environments such as horizontal applications, hard formations and high-temperature zones.

      The Company manufactures polycrystalline diamond and cubic boron nitride materials that are used in the Company's three-cone and diamond drill bits and other specialized cutting tools. The Company believes that it is one of the world's largest manufacturers of polycrystalline diamond and the only drill bit manufacturer with substantial capabilities in this area. Smith Bits also develops and uses patented processes for applying diamonds to a curved surface which optimize the performance of inserts used in drill bits. As a result, Smith Bits enjoys a competitive advantage in both material cost and technical ability over other drill bit companies. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into non-energy markets.

      Competition. Besides the Company, Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and ReedHycalog (a division of Grant Prideco, Inc.) are the three major competitors in the drill bit business. While Smith Bits and these companies supply the majority of the worldwide drill bit market, which approximated $1.1 billion in 2002, they compete with more than 20 companies. Generally, competition for sales of drill bits is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality, reliability and technological advances, such as diamond-enhanced inserts, provide its products with a competitive advantage.

Smith Services

      Products and Services. Smith Services is a leading global provider of technologically advanced drilling, fishing, remedial, multilateral and completion products, services and solutions to the oil and gas drilling industry.

      Smith Services' Drilling Systems business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools such as the HYDRA-JAR(R) tool and the ACCELERATOR(R) tool, which are used to free stuck drill strings during the drilling process. Additionally, drilling performance tools such as the HYDRA-THRUST(R) tool, used in the drilling process to maintain constant weight on the drill bit, and Drilling on Gauge subs used for maintaining hole gauge and quality of the wellbore, are examples of Smith Services continuous commitment to developing new technology. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and HEVI-WATE(TM) drill pipe, and provides related inspection services, including drill string repair and rebuild services. These components and their placement in the drill string are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drill string components. Rotating drilling heads for flow control in underbalanced drilling applications and automatic connection torque monitoring and control systems are also designed and manufactured by Smith Services. Smith Services also manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The Company's patented RHINO(TM) Reamer, REAMASTER(R) and UNDERREAMMING-WHILE-DRILLING ("UWD(TM)") system are three examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the UWD system above the drill bit, the operator may drill the main bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.

      Smith Services' Fishing and Remedial Systems business provides a comprehensive package of fishing, remedial and thru-tubing services. Fishing operations clear and remove obstructions from a wellbore that may arise during drilling, completion or workover activities or during a well's production phase. This operation requires a wide variety of specialty tools, including fishing jars, milling tools and casing cutters, all of which are manufactured by Smith Services. These tools are operated by Company service personnel or sold or rented to third-party fishing companies.

      Smith Services provides Wellbore Departure Systems and Multilateral Junctions through the manufacture of proprietary casing exit tools which are installed by highly trained technicians. These systems, which include the patented TRACKMASTER(R)WHIPSTOCK SYSTEM, PACK-STOCK(R), ANCHOR-STOCK(R) and the MX(TM) Multilateral junction, allow the operator to divert around obstructions in the main wellbore or reach multiple production zones from the main wellbore (known as multilateral completions). In addition, Smith Services' patented DRILLAHEAD(TM) SYSTEM combined with the XITOR GEOTRACK(TM) One-trip Mills, which mill the casing exit and continue to drill several hundred feet of formation, provide for a "no trip" system which saves the customer time and reduces their overall drilling costs. The Company also provides mechanical, hydraulic and explosive pipe-cutting services to remove casing during well or platform abandonment.

      Smith Services' Completion Systems business specializes in providing fit-for-purpose liner hanger, liner cementing equipment, isolation packers, retrievable and permanent packers, packer products and multilateral completion equipment. Liner hangers allow strings of casing to be suspended within the wellbore without having to extend the string all the way to the surface and are also used to isolate production zones and formations. Most directional and multilateral wells include one or more hangers due to the difficult casing programs and need for zonal isolation. Using Smith Services' POCKET SLIP(TM) liner hanger system, long heavy liners can be suspended with minimal casing distortion and maximum flow-by area. Packers are mechanically or hydraulically actuated devices which lock into place at specified depths in the well and provide a seal between zones through expanding-element systems. The devices therefore create isolated zones within the wellbore to permit either specific formation production or allow for certain operations, such as cementing or acidizing, to take place without damaging the reservoir.

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

DISTRIBUTION SEGMENT

Wilson

      Products and Services. Wilson is a supply-chain management company which provides products and services to the energy, refining, petrochemical, power generation and mining industries. Wilson operates an extensive network of supply branches, service centers and sales offices through which it markets pipe, valves, fittings, mill, safety and other maintenance products throughout the world, predominately in the United States and Canada. In addition, Wilson provides warehouse management, vendor integration and various surplus and inventory management services. The majority of Wilson's operations are focused on North American distribution of maintenance, repair and operating supplies and equipment with the remainder associated with line pipe and automated valve products (including valve, actuator and control packages).

      Approximately 60 percent of Wilson's 2002 revenues were generated in the energy segment, which includes exploration and production companies and companies with operations in the petroleum industry's pipeline segment. The remainder related to sales in the downstream and industrial market, which primarily includes refineries, petrochemical plants and other energy-focused operations.

      Competition. Wilson's competitors in its energy segment operations include National-Oilwell, Redman Pipe and Supply Company and a significant number of smaller, locally based operations. Wilson's competitors in the downstream and industrial market include McJunkin Corporation, WW Grainger and Hagemeyer NV. The distribution market that Wilson participates in is highly competitive. Generally, competition involves numerous factors, including price, experience, customer service and equipment availability.

NON-U.S. OPERATIONS

      Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith's management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Europe/Africa, the Middle East, Latin America and the Far East. Approximately 53 percent, 48 percent and 51 percent of the Company's revenues in 2002, 2001 and 2000, respectively, were derived from equipment or services sold or provided outside the United States. The Company's Distribution operations constitute a significant portion of the consolidated revenue base and are concentrated in North America which serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 64 percent, 59 percent and 60 percent of the Company's revenues were generated in non-U.S. markets in 2002, 2001 and 2000, respectively.

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

      The Company purchases a variety of raw materials for its Smith Bits and Smith Services units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components. The Company purchases a significant amount of tungsten carbide inserts and U.S. forging requirements from two suppliers under separate supply agreements. The Company believes that numerous alternative supply sources are available for all such materials. The Company produces polycrystalline diamond materials in Provo, Utah and Scurelle, Italy for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit producer with substantial polycrystalline diamond manufacturing capabilities.

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

      The Company also maintains a drill bit database which records the performance of drill bits over the last 17 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements related to product development. Management believes this proprietary database gives the Company a competitive advantage in the drill bit business.

      The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $50.6 million in 2002, $50.8 million in 2001 and $42.4 million in 2000. In 2002, research and engineering expenditures approximated 2.2 percent of the Company's Oilfield Products and Services segment revenues.

      Although the Company has over 1,200 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or upon patent protection in general.

EMPLOYEES

      At December 31, 2002, the Company had 11,165 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

RISK FACTORS

      This document and other filings with the Securities and Exchange Commission contain "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements discuss the Company's outlook, financial projections, business strategies as well as various other matters.

      Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of the Company's forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

      Demand for our products and services is dependent upon the level of oil and natural gas exploration and development activities. The level of worldwide oil and natural gas development activities is primarily influenced by the price of oil and natural gas and price expectations. In addition to oil and natural gas prices, the following factors impact exploration and development activity and may lead to significant changes in worldwide activity levels:

         Overall level of global economic growth and activity;
         Actual and perceived changes in the supply and demand for oil and natural gas;
         Political stability of oil-producing countries;
         Finding and development costs of operations; and Decline and depletion rates for oil and natural gas wells.

      Changes in any of these factors could adversely impact our financial condition or results of operations.

      We are a multinational oilfield service company and have operations in certain countries that are inherently subject to risks of war, local economic conditions, political disruption, civil disturbance and policies that may:

         Disrupt oil and gas exploration and production activities and our operations;
         Restrict the movement of funds and other assets;
         Lead to U.S. government or international sanctions; and Limit access to markets.

      The occurrence of any of these events could adversely impact our financial condition or results of operations.

ITEM 2. PROPERTIES

      The principal facilities and properties utilized by the Company at December 31, 2002 are shown in the table below. Generally the facilities and properties are owned by the Company.

                                                                                                    Approx.
                                        Principal Products Processed                     Land     Bldg. Space
           Location                               or Manufactured                       (Acres)    (sq. ft.)
---------------------------------    ----------------------------------------------    ---------  ------------
Oilfield Products and Services
Segment:
  Houston, Texas ..........          Tubulars, surface and downhole tools, remedial
                                     products, liner hangers, diamond drill bits,
                                     drilling and fishing jars and fishing tool
                                     equipment                                              82       618,000
  Ponca City, Oklahoma ....          Three-cone drill bits                                  15       207,000
  Florence, Kentucky ......          Separator units, mill units, parts, screens            15       145,000
                                     and motors
  Aberdeen, Scotland ......          Downhole tools and remedial products                   10       132,000
  Greybull, Wyoming .......          Bentonite mine and processing                       8,394       110,000
  Tulsa, Oklahoma .........          Oilfield and industrial screening products              7        95,000
  Saline di Volterra, Italy          Three-cone drill bits                                  11        92,000
  Edinburgh, Scotland .....          Wire cloth and oilfield screening products              3        91,400
  Aberdeen, Scotland ......          Downhole tools and remedial products                   10        91,000
  Karmoy, Norway ..........          Barite and bentonite processing                         5        51,000
  Greystone, Nevada .......          Barite mine and processing                            268        50,000
  Battle Mountain, Nevada .          Barite processing                                      23        43,000
  Provo, Utah .............          Synthetic diamond materials                             4        43,000
  Nisku, Canada ...........          Tubulars and drill collars                             10        42,000
  Zelmou, Morocco .........          Barite mine                                         3,954        41,000
  Zavalla, Texas ..........          Drilling fluid chemical products                       33        36,000
  Nivellas, Belgium .......          Separator units, mill units, parts, screens             5        32,000
                                     and motors
  Scurelle, Italy .........          Diamond drill bits and synthetic diamond                4        31,000
                                     materials
  Amelia, Louisiana .......          Barite processing                                      26        25,000
  Spruce Grove, Canada ....          Drilling fluid processing                               3        24,000
  Berra, Italy ............          Solids control equipment                                2        24,000
  Salzweld, Germany .......          Drilling fluid processing                               2        23,000
  Galveston, Texas ........          Barite processing                                       6        21,000
  Macon, Georgia ..........          Separator units and screens                             1        18,000
  Aberdeen, Scotland ......          Barite and bentonite processing                         2        12,000
  Foss/Aberfeldy, Scotland.          Barite mine and processing                            102        10,000
  Mountain Springs, Nevada.          Barite mine                                           900            --
  Westlake, Louisiana .....          Barite processing                                       3            --

Distribution Segment:
  Houston, Texas ..........          Pipe, valves and fittings                              11       198,000

      The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained.

      The Company's headquarters is located in a leased office building in Houston, Texas. The Company leases various other administrative and sales offices, as well as warehouses and service centers in the United States and other countries in which it conducts business. Management believes that it will be able to renew and extend its property leases on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

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

     NAME, AGE AND POSITIONS                            PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
     -----------------------                            -------------------------------------------
Doug Rock (56)....................     Chairman of the Board; Chief Executive Officer, President and Chief Operating
  Chairman of the Board, Chief           Officer.
  Executive Officer, President
  and Chief Operating Officer

Loren K. Carroll (59)..............    President and Chief Executive Officer of M-I since March 1994; Executive Vice
  Executive Vice President of the        President since October 1992; Chief Financial Officer from October 1992 to April
  Company; President and Chief           1997; member of the Board of Directors since November 1987.
  Executive Officer of M-I

Neal S. Sutton (57)................    Senior Vice President-Administration, General Counsel and Secretary.
  Senior Vice President-
  Administration, General
  Counsel and Secretary

Margaret K. Dorman (39)............    Senior Vice President, Chief Financial Officer and Treasurer since June 1999; Vice
  Senior Vice President,                 President, Controller and Assistant Treasurer from February 1998 to May 1999;
  Chief Financial Officer                Director of Financial Reporting and Planning from December 1995 to February
  and Treasurer                          1998.

Roger A. Brown (57)................    President, Smith Bits since July 1998; President, Smith Diamond Technology from
  President, Smith Bits                  April 1995 to July 1998.

John J. Kennedy (50)...............    President and Chief Executive Officer, Wilson since June 1999; Senior Vice President,
  President and                          Chief Financial Officer and Treasurer from April 1997 to May 1999; Vice  President,
  Chief Executive Officer, Wilson        Chief Accounting Officer and Treasurer from March 1994 to April 1997.

Richard A. Werner (61).............    President, Smith Services.
  President, Smith Services

David R. Cobb (37).................    Vice President and Controller since July 2002; Assistant Controller from  October
  Vice President and Controller          2001 to June 2002; Assistant Treasurer, Kent Electronics Corporation from April
                                         1997 to September 2001.

Alan Simpson (47)...................   Vice President, Human Resources since February 2002; Regional Vice President,
  Vice President, Human Resources        North Latin America of M-I from May 1999 to February 2002; UK Manager of
                                         Dowell Division of Schlumberger Evaluation and Production Services UK Ltd.
                                         from May 1994 to April 1999.

     NAME, AGE AND POSITIONS                   PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
     -----------------------                   -------------------------------------------
Earl M. Springer (52) ........    Vice President, Business Development since February 1998; Manager of Business Development
  Vice President, Business           from  July 1997 to February 1998;  Manager of Technology Development from August 1994 to
  Development                        July 1997.

Geri D. Wilde (52)............    Vice President, Taxes since February 1998; Director of Taxes from April 1997 to
  Vice President, Taxes and         February 1998; Assistant Treasurer since April 1997; Manager of Taxes and Payroll of M-I
  Assistant Treasurer               from December 1986 to April 1997.

      (b) All officers of the Company are elected annually by the Board of Directors at the meeting held immediately following the annual meeting of stockholders. They hold office until their successors are elected and qualified.

      There are no family relationships between the officers of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

      The common stock of the Company is traded on the New York Stock Exchange and the Pacific Stock Exchange. The following are the high and low sale prices for the Company's common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated, and adjusted for the two-for-one stock split effective July 8, 2002.

                                                   COMMON STOCK
                                                --------------------
                                                  HIGH       LOW
                                                ---------  ---------

                        2001
                          First Quarter          $42.26     $33.66
                          Second Quarter          42.22      29.89
                          Third Quarter           30.55      16.15
                          Fourth Quarter          28.55      17.15
                        2002
                          First Quarter          $34.94     $23.19
                          Second Quarter          38.72      30.23
                          Third Quarter           36.24      25.79
                          Fourth Quarter          35.95      26.55

      On March 21, 2003, the Company had 2,265 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $34.10.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------
                                           2002         2001         2000         1999(b)         1998(c)
                                        ----------   ----------   ----------   ----------      ----------
                                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ............................   $3,170,080   $3,551,209   $2,761,014   $1,806,153      $2,118,715

Gross profit ........................      918,302    1,045,804      745,169      467,940         629,059

Operating income ....................      256,148      371,510      199,026      149,532         125,309

Net income ..........................       93,189      152,145       72,800       56,724          34,069

Earnings per share - diluted
basis(a) ............................         0.93         1.51         0.72         0.58            0.35

BALANCE SHEET DATA:
Total assets ........................   $2,749,545   $2,735,828   $2,295,287   $1,894,575      $1,758,988

Long-term debt ......................      441,967      538,842      374,716      346,647         368,823

Total stockholders' equity ..........    1,063,535      949,159      817,481      720,220         634,034

      The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as changes in the method of accounting for goodwill, business combinations completed during 2002, 2001 and 2000, and unusual items which may affect the comparability of the information shown above.

(a) All fiscal years prior to 2002 have been restated for the impact of a two-for-one stock split, which was effective July 8, 2002.

(b) In July 1999, the Company completed a transaction with Schlumberger Limited related to the combination of certain M-I and Dowell drilling fluid operations under a joint venture arrangement. Schlumberger contributed its non-U.S. drilling fluid operations and paid cash consideration of $280.0 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. The Company recognized a non-recurring gain of $81.4 million in connection with this transaction.

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

      The Company's current year results are expected to be influenced by the anticipated five percent to ten percent increase in average worldwide activity levels during 2003 and, to a lesser extent, the acquisition of the oilfield chemical business of Dynea International, which was completed subsequent to year-end. The majority of the year-over-year increase in drilling activity is expected to be reported in North America. Drilling activity in the United States and Canada is heavily influenced by natural gas fundamentals, as over 80 percent of the North American rig count is currently natural gas-directed. Natural gas storage levels in the United States, which were in excess of the historical five-year average throughout most of 2002, have recently been reduced due to a combination of declining production and higher weather-related demand. Over the past twelve months, U.S. natural gas storage levels have declined close to 50 percent, which has contributed to average natural gas prices increasing nearly threefold. Although, to date, exploration and production companies have not committed significant capital for new drilling programs, management believes operators will increase spending throughout 2003 due to the favorable commodity price environment and the reduction in U.S. natural gas supplies. Drilling activity in markets outside of North America, which is primarily influenced by crude oil fundamentals, has remained relatively consistent throughout 2002 and is not forecasted to increase significantly in 2003. While worldwide activity levels are currently above the average reported in 2002, various factors, including political and regional instabilities, oil and natural gas storage levels, commodity prices and depletion rates, will likely influence drilling activity on a going forward basis. The Company's business outlook is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Further weakness in the global economic environment could result in a substantial decline in worldwide drilling activity, adversely impacting the Company's future financial results.

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

FORWARD-LOOKING STATEMENTS

      This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "expect," "anticipate," "believe," "estimate," "project" and similar terms. The statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, industry conditions, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary.

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

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------------
                                                2002                         2001                        2000
                                     --------------------------   --------------------------   --------------------------
                                       AMOUNT         PERCENT       AMOUNT         PERCENT       AMOUNT         PERCENT
                                     -----------    -----------   -----------    -----------   -----------    -----------
REVENUES:

  M-I ............................   $ 1,558,672             49   $ 1,627,600             46   $ 1,236,999             45
  Smith Bits .....................       324,735             10       398,204             11       328,192             12
  Smith Services .................       399,502             13       398,327             11       289,935             10
                                     -----------    -----------   -----------    -----------   -----------    -----------
    Oilfield Products and Services     2,282,909             72     2,424,131             68     1,855,126             67
  Wilson .........................       887,171             28     1,127,078             32       905,888             33
                                     -----------    -----------   -----------    -----------   -----------    -----------

      Total ......................   $ 3,170,080            100   $ 3,551,209            100   $ 2,761,014            100
                                     ===========    ===========   ===========    ===========   ===========    ===========

REVENUES BY AREA:

  United States ..................   $ 1,492,710             47   $ 1,829,378             52   $ 1,349,812             49
  Canada .........................       286,640              9       400,124             11       380,316             14
  Non-North America ..............     1,390,730             44     1,321,707             37     1,030,886             37
                                     -----------    -----------   -----------    -----------   -----------    -----------

      Total ......................   $ 3,170,080            100   $ 3,551,209            100   $ 2,761,014            100
                                     ===========    ===========   ===========    ===========   ===========    ===========

OPERATING INCOME:

  Oilfield Products and Services .   $   266,692             12   $   354,614             15   $   188,017             10
  Distribution ...................        (4,026)            --        22,893              2        16,655              2
  General Corporate ..............        (6,518)             *        (5,997)             *        (5,646)             *
                                     -----------    -----------   -----------    -----------   -----------    -----------

      Total ......................   $   256,148              8   $   371,510             10   $   199,026              7
                                     ===========    ===========   ===========    ===========   ===========    ===========

M-I AVERAGE WORLDWIDE RIG COUNT:

  United States ..................           946             43         1,307             49         1,071             46
  Canada .........................           255             12           330             12           323             14
  Non-North America ..............           989             45         1,040             39           935             40
                                     -----------    -----------   -----------    -----------   -----------    -----------

      Total ......................         2,190            100         2,677            100         2,329            100
                                     ===========    ===========   ===========    ===========   ===========    ===========

*     not meaningful

Oilfield Products and Services Segment

Revenues

      M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids-control, separation, pressure control, rig instrumentation and waste-management. M-I's business operations are largely influenced by the number of offshore drilling programs, which are more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I reported revenues of $1.6 billion for the year ended December 31, 2002, a decline of four percent from the prior year period. Excluding the impact of acquired operations, revenues were ten percent below the prior period and compared to an 18 percent decline in the average M-I worldwide rig count. The majority of the base revenue decline was attributable to the lower number of land-based drilling programs in the Western Hemisphere markets, primarily the United States, Argentina and Venezuela. Lower sales of synthetic drilling fluids, related to a 22 percent reduction in the average number of U.S. offshore drilling projects, accounted for the remainder of the year-to-year variance. M-I's 2001 revenues of $1.6 billion were 32 percent above the amount reported in 2000. The revenue growth was attributable to a 15 percent increase in worldwide drilling activity and, to a lesser extent, acquisitions and improved pricing. After excluding the effect of acquired operations, M-I's 2001 revenues were 22 percent above the prior year level with revenue growth reported in all geographic regions. The majority of the base-business revenue expansion was reported in the United States and Europe/Africa due to higher demand for fluid products and fluid processing services.

      Smith Bits designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Prior to the transfer of its mining bit operations to an unconsolidated joint venture in October 2001, Smith Bits also supplied drill bits to the mining and construction industry. For the year ended December 31, 2002, Smith Bits' revenues totaled $324.7 million. Revenues for the Smith Bits unit, which due to the nature of its product offerings correlate more closely to the rig count than any of the Company's other operations, were 18 percent below the prior year and mirrored the decline in worldwide activity levels. The majority of the revenue variance resulted from lower unit sales of three-cone bits, reflecting the 28 percent reduction in U.S. drilling activity. Reduced activity levels in certain Latin American markets, specifically Colombia, Argentina and Venezuela, accounted for the remainder of the year-to-year variance. Smith Bits' 2001 revenues totaled $398.2 million, a 21 percent increase over the 2000 level. Excluding the impact of mining bit operations, revenues grew 25 percent year-to-year and compared to a 15 percent increase in the average worldwide rig count. The majority of the base revenue growth was driven by increased drilling activity in the United States and Europe/Africa and, to a lesser extent, the impact of improved pricing and market penetration.

      Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Smith Services reported revenues of $399.5 million for the year ended December 31, 2002. Revenues were comparable with amounts reported in the prior year period, as incremental revenues from acquired operations offset a 13 percent decline in base business volumes. The base revenue reduction primarily reflects the effect of a 27 percent decline in North American activity levels, which impacted demand for drilling-related products and services, including tubulars and inspection services. Smith Services' 2001 revenues totaled $398.3 million, a 37 percent increase over the 2000 level. The significant revenue growth was attributable to higher worldwide activity levels and new contract awards. Smith Services' base revenues increased over 2000 levels in all geographic regions, with approximately two-thirds of the improvement reported in the United States. On a product basis, over 60 percent of the revenue improvement was attributable to increased demand for drilling-related products and services, including drill pipe, tubulars and inspection services.

Operating Income

      Operating income for the Oilfield Products and Services segment was $266.7 million, a 25 percent decline from the prior year period. Segment operating margins were 12 percent for the year ended December 31, 2002, approximately three percentage points below the prior year's level. The year-over-year decrease in segment operating income relates to decreased gross profit, primarily associated with lower sales volumes, as the Company has experienced minimal pricing erosion to date. To a lesser extent, decreased demand for higher-margin products, specifically drill bits and premium drilling fluids which accounted for over three quarters of the revenue decline, contributed to the gross profit reduction. Segment operating expenses were comparable with the prior year, as the effect of lower employee profit-sharing requirements and the elimination of goodwill amortization was offset by incremental expenses associated with acquired operations and higher costs incurred under medical and casualty insurance programs. For the year ended December 31, 2001, segment operating income increased $166.6 million above the previous year due to higher gross profit primarily associated with the 31 percent revenue improvement, partially offset by higher variable-based operating expenses. Segment operating margins increased to 15 percent in 2001, five percentage points above the prior year's level. Approximately three-quarters of the year-over-year expansion in operating margins was attributable to improved gross profit margins, reflecting improved pricing and the leverage of higher volumes on the Company's manufacturing and service infrastructure. Operating expenses, as a percentage of revenues, also declined from 2000 and accounted for the remainder of the margin expansion.

Distribution Segment

Revenues

      Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches concentrated in the United States and Canada. The segment has the highest North American revenue exposure of any of the Company's operations, with 96 percent of Wilson's 2002 revenues generated in those markets. For the year ended December 31, 2002, Distribution revenues were $887.2 million, a 21 percent decline from the prior year's level. Over 70 percent of the revenue variance was reported in the energy branch operations related to a combination of lower North American drilling and completion activity and reduced Canadian tubular product sales due to increased competition from steel mills. Lower spending for major maintenance programs and projects by customers in the U.S. industrial and petrochemical markets contributed to the remainder of the segment's revenue variance. Wilson's revenues totaled $1.1 billion in 2001, an increase of 24 percent from 2000. The Van Leeuwen operations, which were acquired in January 2001, contributed approximately two-thirds of the year-over-year revenue growth. The majority of the eight percent increase in base-business revenues was reported in the U.S. energy branch operations, which benefited from higher customer spending on exploration and production programs and line pipe projects.

Operating Income

      Distribution segment operating income declined $26.9 million from the amounts reported in 2001. The operating income variance reflects lower gross profit associated with the reported revenue decline, partially offset by a reduction in variable-based operating expenses. As a percentage of sales, operating income decreased two percentage points from the prior year, as lower sales volumes impacted coverage of fixed sales and administrative support costs. Wilson's 2001 operating income of $22.9 million was $6.2 million above the level reported in 2000. Operating income approximated two percent of revenue in 2001, slightly above the 2000 level due to the impact of the revenue growth on coverage of sales and administrative support expenses. Gross profit margins were consistent with the prior year, with an improvement in gross margins in the U.S. energy branches offset by the effect of a higher proportion of industrial and downstream revenues, which traditionally generate lower gross profit margins.

        For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                            2002                      2001                      2000
                                   -----------------------   -----------------------   -----------------------
                                     AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                                   ----------   ----------   ----------   ----------   ----------   ----------
Revenues .......................   $3,170,080          100   $3,551,209          100   $2,761,014          100
                                   ----------   ----------   ----------   ----------   ----------   ----------

Gross profit ...................      918,302           29    1,045,804           29      745,169           27

Operating expenses .............      662,154           21      674,294           19      546,143           20
                                   ----------   ----------   ----------   ----------   ----------   ----------

Operating income ...............      256,148            8      371,510           10      199,026            7
Interest expense, net ..........       38,349            1       42,464            1       34,895            1
                                   ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  minority interests ...........      217,799            7      329,046            9      164,131            6
Income tax provision ...........       66,632            2      106,397            3       54,998            2
                                   ----------   ----------   ----------   ----------   ----------   ----------
Income before minority
  interests ....................      151,167            5      222,649            6      109,133            4
Minority interests .............       57,978            2       70,504            2       36,333            1
                                   ----------   ----------   ----------   ----------   ----------   ----------

Net income .....................   $   93,189            3   $  152,145            4   $   72,800            3
                                   ==========   ==========   ==========   ==========   ==========   ==========

2002 versus 2001

      Consolidated revenues were $3.2 billion, 11 percent below the prior year's level. The majority of the revenue reduction was reported in the Company's Distribution operations, which are concentrated in North America and were impacted by the significant decline in corresponding activity levels. The revenue variance was also influenced by the impact of revenues from acquired operations and, to a lesser extent, the contribution of certain Oilfield segment operations to an unconsolidated joint venture in the fourth quarter of 2001. Excluding the net impact of acquired and divested operations, base revenues declined 15 percent from the prior year, as demand for the Company's products and services was impacted by a 26 percent reduction in Western Hemisphere drilling activity. Base revenue growth in the Eastern Hemisphere markets, attributable to increased activity levels and new contract awards, served to partially offset the overall revenue decline.

      Gross profit was $918.3 million, 12 percent below the prior year period. The decrease in gross profit reflects lower sales volumes associated with the reduction in worldwide activity levels and, to a lesser extent, decreased demand for higher-margin Oilfield segment products. Gross profit margins for the year were 29 percent of revenues, comparable with the prior year period. An increased proportion of Oilfield segment revenues in 2002, which generate higher gross profit margins than the Distribution operations, served to mask the margin deterioration reported in the Oilfield segment.

      Operating expenses, consisting of selling, general and administrative expenses, decreased $12.1 million from the prior year amount. The operating expense decline was attributable to cost reduction efforts initiated in response to the decrease in Western Hemisphere activity levels, lower employee profit-sharing requirements and the elimination of goodwill amortization in accordance with SFAS No. 142. Incremental expenses from acquired operations and the increased cost of medical and casualty insurance programs served to partially offset the overall expense decline. As a percentage of revenues, operating expenses increased two percentage points, reflecting lower fixed cost coverage related to the overall sales and administrative functions in both of the Company's operating segments.

      Net interest expense, which represents interest expense less interest income, decreased $4.1 million from the prior year. The minimal increase in average debt levels, primarily related to financing acquisitions in the fourth quarter of the prior year, was more than offset by the impact of reduced short-term interest rates on the Company's variable rate debt.

      The effective tax rate approximated 31 percent, which was below both the 32 percent effective rate reported in the prior year and the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate declined one percentage point from the prior year due to the elimination of goodwill amortization, a portion of which was not tax deductible, and a favorable shift in the geographic mix of pre-tax income toward lower rate jurisdictions.

      Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $58.0 million in 2002, a $12.5 million reduction from the prior year. The decrease reflects the lower profitability of the M-I joint venture, partially offset by the impact of acquiring a majority interest in United Engineering Services LLC in the fourth quarter of 2001.

2001 versus 2000

      Consolidated revenues were $3.6 billion, 29 percent above the prior year, with higher revenue reported across all operating units and geographic regions. Two-thirds of the improvement was generated by the Company's base operations. The Company reported organic revenue growth of 19 percent from 2000, comparing favorably to the 15 percent increase in average worldwide drilling activity. The majority of the consolidated base revenue growth was reported in the United States and Europe/Africa. The period-to-period increase in revenues was also attributable to acquired operations and, to a lesser extent, the impact of improved pricing and market penetration experienced in the Company's Oilfield operations.

      Gross profit was $1.0 billion, 40 percent in excess of the prior year due primarily to the higher reported revenue levels. Gross profit margins rose over two percentage points to 29 percent of revenues in 2001, reflecting the impact of price increases and higher sales volumes on fixed cost coverage in the Oilfield Products and Services segment. A higher proportion of Oilfield segment revenues in 2001, which generate higher gross profit margins than the Distribution business, also favorably affected the overall percentage.

      Operating expenses increased $128.2 million, or 24 percent, from the amount reported in 2000. The majority of the overall increase in operating expenses was attributable to the expansion in base business volumes, which contributed to a 16 percent increase in average personnel levels over 2000. Incremental operating expenses associated with acquired operations contributed to the higher expense levels, to a lesser extent, accounting for approximately 40 percent of the variance from the prior year. Operating expenses as a percentage of revenues declined almost one percentage point from 2000, reflecting higher fixed cost coverage related to the overall sales and administrative functions in both of the Company's operating segments.

      Net interest expense increased $7.6 million from 2000. Average debt levels rose $158.9 million year-over-year, reflecting borrowings necessary to finance 15 acquisitions in 2001. The Company's average borrowing rate declined approximately 70 basis points in 2001, partially offsetting the impact of the increase in average debt levels on the interest expense variance.

      The effective tax rate approximated 32 percent, which was below both the 34 percent effective rate reported in the prior year and the U.S. statutory rate. The effective rate was below the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate declined from the prior year, primarily due to a favorable shift in the geographic mix of pre-tax income toward lower rate jurisdictions.

      Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $70.5 million, an increase of $34.2 million from 2000 reflecting primarily the improvement in profitability of the M-I joint venture.

LIQUIDITY AND CAPITAL RESOURCES

General

      At December 31, 2002, cash and cash equivalents equaled $86.8 million. During 2002, the Company's operations generated $323.5 million of cash flows, which is $117.8 million above the amount reported in 2001. The improvement is related to the significant decline in North American drilling activity, which reduced working capital levels, particularly the required investment in accounts receivable and inventories.

      In 2002, cash flows used in investing activities totaled $139.2 million, primarily attributable to capital expenditures and, to a lesser extent, amounts required to fund acquisitions. During 2002, the Company invested $78.8 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Projected net capital expenditures for 2003 are expected to increase to approximately $85.0 million, as higher drilling activity is expected to impact the level of investment in manufacturing and rental tool equipment. Capital spending in 2003 is expected to primarily consist of spending for routine additions of property and equipment to support the Company's operations and maintenance of the Company's capital equipment base. In addition to the investment in capital equipment, the Company funded four acquisitions during 2002 for cash consideration of $60.2 million and purchased stock of a majority-owned subsidiary totaling $0.2 million.

      Cash flows from operations exceeded cash required to fund investing activities, resulting in repayments of $116.0 million in outstanding indebtedness. Cash flows used in financing activities, which totaled $142.6 million for 2002, were also impacted by minority partner cash distributions of $31.6 million and proceeds from the exercise of stock options totaling $5.0 million during the year.

      The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. The Company has various revolving credit facilities in the United States. As of December 31, 2002, the Company had $360.0 million of capacity available under these facilities for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At year-end, the Company had available borrowing capacity of $47.9 million under the non-U.S. borrowing facilities.

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

      Subsequent to December 31, 2002, M-I acquired certain oilfield chemical assets of Dynea International in exchange for cash consideration of $78.6 million. The transaction was funded with cash on hand and $37.2 million of borrowings under the Company's revolving credit agreement. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

      The Company has not engaged in off-balance sheet financing arrangements through special purpose entities, and the consolidation of the Company's minority ownership positions would not result in an increase in reported leverage ratios. The Company has no contractual arrangements in place that could result in the issuance of additional shares of the Company's common stock at a future date other than the Company's stock option program, which is discussed in
Note 1, "Summary of Significant Accounting Policies," and Note 12, "Employee Stock Options."

      The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, inflation has not had a material effect on the Company in recent years and is expected to have a modest impact on the operations in the foreseeable future. The Company has generally been able to offset most of the effects of inflation through productivity gains, cost reductions and price increases.

Contractual Obligations, Commitments and Contingencies

      The following table summarizes the Company's debt maturities and future minimum payments under non-cancelable operating leases having initial terms in excess of one year (in thousands):

                                                             Operating
                                                Debt           Lease
              Period Due                     Maturities     Commitments        Total
              ----------                     ----------     -----------       --------
2003 .................................        $159,692        $ 34,452        $194,144
2004 .................................          19,888          23,064          42,952
2005 .................................          32,152          17,160          49,312
2006 .................................          13,152          12,663          25,815
2007 .................................         156,736           9,766         166,502
Thereafter ...........................         220,039          36,755         256,794
                                              --------        --------        --------
                                              $601,659        $133,860        $735,519
                                              ========        ========        ========

      In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid and performance bonds which totaled $72.4 million at December 31, 2002. The amount primarily consists of a $25.0 million standby letter of credit, supporting notes issued in conjunction with the acquisition of CleanCut Technologies, and various performance bonds, of which $33.1 million expire in 2003. Management does not expect any material amounts to be drawn on these instruments.

      The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company. Although the Company believes it is in substantial compliance with environmental protection laws, estimating the related liability is difficult considering the continual changes in environmental regulations and the potential identification of new sites. In connection with most business acquisitions, the Company obtains contractual indemnifications from the seller related to environmental matters. These indemnifications generally provide for the reimbursement of environmental clean-up costs incurred by the Company for events occurring or circumstances existing prior to the purchase date, whether the event or circumstance was known or unknown at that time. A substantial portion of the Company's total environmental exposure is associated with its M-I operations, which are subject to various indemnifications from former owners. As of December 31, 2002, the Company has established an environmental reserve of $12.1 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2002, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. In the event that i) the parties providing the environmental indemnifications do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

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

      The Company believes the following describes significant judgments and estimates used in the preparation of its consolidated financial statements:

   The Company extends credit to customers and other parties in the normal course of business. Management regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations for the year ended December 31, 2002.

      On December 31, 2002, the Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123.

      On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position or results of operations for the year ending December 31, 2003.

      From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

      The Company is exposed to market risks from changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. See Note 7, "Financial Instruments," for additional discussion of hedging instruments.

      The Company's exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. The Company had no interest rate contracts outstanding as of December 31, 2002 and 2001. At December 31, 2002, 24 percent of the Company's long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company's future earnings or cash flows.

      The Company's exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company's hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2002, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $43.4 million and $31.4 million, respectively, and the fair value exceeded the notional amount of these contracts by $3.6 million. As of December 31, 2001, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $43.1 million and $15.5 million, respectively, and the fair value exceeded the notional amount of these contracts by $1.4 million. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Below is a copy of the report previously issued by Arthur Andersen LLP, the Company's former independent public accountants, related to the Company's consolidated financial statements for the years ended December 31, 2001 and 2000. Arthur Andersen ceased operations in 2002 and is unable to issue an updated report. Certain financial statements covered by this report have not been included in the accompanying financial statements.

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


ARTHUR ANDERSEN LLP

Houston, Texas
January 29, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Smith International, Inc.:

We have audited the accompanying consolidated balance sheet of Smith International, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed below, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the consolidated financial statements and financial statement schedule of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. These financial statements have been revised to i) give effect to a two-for-one stock split during 2002 (Notes 1, 3, 9 and 12), ii) include the transitional disclosures required by SFAS No. 142 (Notes 1 and 5), and iii) include expanded disclosures relating to foreign currency contracts (Note 7) and the Company's supplemental executive retirement plan (Note 10). We audited the adjustments, transitional disclosures and expanded disclosures described above. Our procedures included a) agreeing previously reported weighted average shares outstanding, stock option, net income and goodwill amounts to the previously issued financial statements, b) agreeing the transitional adjustments and expanded disclosure amounts to the Company's underlying records obtained from management, and c) testing the mathematical accuracy of the applicable 2001 and 2000 amounts. In our opinion, such adjustments and disclosures for 2001 and 2000 are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements and financial statement schedule of the Company other than with respect to such adjustments and disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements and financial statement schedule taken as a whole.


DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2003

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         2002          2001
                                                                      ----------    ----------
                                                                           (In thousands)
CURRENT ASSETS:

  Cash and cash equivalents ......................................    $   86,750    $   44,683
  Receivables, less allowance for doubtful accounts of $12,338 and
    $10,921 in 2002 and 2001, respectively .......................       633,918       752,165
  Inventories, net ...............................................       634,488       653,151
  Deferred tax assets, net .......................................        25,403        35,414
  Prepaid expenses and other .....................................        46,355        37,618
                                                                      ----------    ----------

    Total current assets .........................................     1,426,914     1,523,031
                                                                      ----------    ----------

PROPERTY, PLANT AND EQUIPMENT:

  Land ...........................................................        33,412        28,390
  Buildings ......................................................       125,589       100,888
  Machinery and equipment ........................................       506,245       482,045
  Rental tools ...................................................       268,134       243,913
                                                                      ----------    ----------

                                                                         933,380       855,236

  Less-Accumulated depreciation ..................................       414,160       366,739
                                                                      ----------    ----------

  Net property, plant and equipment ..............................       519,220       488,497
                                                                      ----------    ----------

GOODWILL, net of accumulated amortization of $53,586 .............       620,075       574,550

OTHER ASSETS .....................................................       183,336       149,750
                                                                      ----------    ----------

TOTAL ASSETS .....................................................    $2,749,545    $2,735,828
                                                                      ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        DECEMBER 31,
                                                                                  ---------------------------
                                                                                      2002            2001
                                                                                  -----------     -----------
                                                                                    (In thousands, except
                                                                                         par value data)
CURRENT LIABILITIES:

  Short-term borrowings and current portion of long-term debt ................    $   159,692     $   148,693
  Accounts payable ...........................................................        256,069         284,502
  Accrued payroll costs ......................................................         49,946          81,803
  Income taxes payable .......................................................         43,936          41,143
  Other ......................................................................         85,453         109,863
                                                                                  -----------     -----------

    Total current liabilities ................................................        595,096         666,004
                                                                                  -----------     -----------

LONG-TERM DEBT ...............................................................        441,967         538,842

DEFERRED TAX LIABILITIES .....................................................         64,679          40,504

OTHER LONG-TERM LIABILITIES ..................................................         67,011          51,027

MINORITY INTERESTS ...........................................................        517,257         490,292

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value; 5,000 shares authorized; no shares issued
    or outstanding in 2002 or 2001 ...........................................             --              --
  Common stock, $1 par value; 150,000 shares authorized; 101,546 shares issued
    in 2002 (50,594 shares issued in 2001, on a pre-split basis) .............        101,546          50,594
  Additional paid-in capital .................................................        345,911         389,989
  Retained earnings ..........................................................        655,643         562,454
  Accumulated other comprehensive income .....................................        (10,435)        (24,748)
  Less-Treasury securities, at cost; 2,384 common shares in 2002 (1,192 common
    shares in 2001, on a pre-split basis) ....................................        (29,130)        (29,130)
                                                                                  -----------     -----------

    Total stockholders' equity ...............................................      1,063,535         949,159
                                                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................    $ 2,749,545     $ 2,735,828
                                                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                           2002            2001            2000
                                                        -----------     -----------     -----------
                                                            (In thousands, except per share data)
Revenues ...........................................    $ 3,170,080     $ 3,551,209     $ 2,761,014

Costs and expenses:
  Costs of revenues ................................      2,251,778       2,505,405       2,015,845
  Selling expenses .................................        520,509         520,004         415,448
  General and administrative expenses ..............        141,645         138,561         119,579
  Goodwill amortization ............................             --          15,729          11,116
                                                        -----------     -----------     -----------
    Total costs and expenses .......................      2,913,932       3,179,699       2,561,988
                                                        -----------     -----------     -----------

Operating income ...................................        256,148         371,510         199,026

Interest expense ...................................         40,928          45,359          36,756
Interest income ....................................         (2,579)         (2,895)         (1,861)
                                                        -----------     -----------     -----------

Income before income taxes and minority
  interests ........................................        217,799         329,046         164,131
Income tax provision ...............................         66,632         106,397          54,998
                                                        -----------     -----------     -----------

Income before minority interests ...................        151,167         222,649         109,133

Minority interests .................................         57,978          70,504          36,333
                                                        -----------     -----------     -----------

Net income .........................................    $    93,189     $   152,145     $    72,800
                                                        ===========     ===========     ===========

Earnings per share:
  Basic ............................................    $      0.94     $      1.53     $      0.73
                                                        ===========     ===========     ===========
  Basic, excluding impact of goodwill amortization .    $      0.94     $      1.62     $      0.81
                                                        ===========     ===========     ===========
  Diluted ..........................................    $      0.93     $      1.51     $      0.72
                                                        ===========     ===========     ===========
  Diluted, excluding impact of goodwill amortization    $      0.93     $      1.61     $      0.80
                                                        ===========     ===========     ===========

Weighted average shares outstanding:
  Basic ............................................         98,984          99,504          99,206
  Diluted ..........................................        100,091         100,448         100,604

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                    2002          2001          2000
                                                                  ---------     ---------     ---------
                                                                             (In thousands)
Cash flows from operating activities:
  Net income .................................................    $  93,189     $ 152,145     $  72,800
  Adjustments  to reconcile net income to net cash
   provided by operating activities, excluding the net
   effects of acquisitions:
    Depreciation and amortization ............................       89,327        92,895        80,688
    Minority interests .......................................       57,978        70,504        36,333
    Provision for losses on receivables ......................        9,593         2,986         3,277
    Increase (decrease) in LIFO inventory reserves ...........          439        (1,163)        1,339
    Gain on disposal of property, plant and equipment ........       (4,645)       (6,385)       (5,755)
    Foreign currency translation losses (gains) ..............         (864)          889           487
  Changes in operating assets and liabilities:
    Receivables ..............................................      119,600       (31,748)     (156,792)
    Inventories ..............................................       33,675       (33,819)      (38,345)
    Accounts payable .........................................      (32,817)      (35,738)       31,943
    Other current assets and liabilities .....................      (39,756)        4,412        38,739
    Other non-current assets and liabilities .................       (2,193)       (9,213)       (6,994)
                                                                  ---------     ---------     ---------
      Net cash provided by operating activities ..............      323,526       205,765        57,720
                                                                  ---------     ---------     ---------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired ............      (60,152)     (248,127)     (145,371)
  Purchases of property, plant and equipment .................      (97,051)     (127,642)      (94,581)
  Proceeds from disposal of property, plant and equipment ....       18,247        18,228        16,705
  Purchases of stock in majority-owned subsidiary ............         (231)       (2,084)           --
                                                                  ---------     ---------     ---------
      Net cash used in investing activities ..................     (139,187)     (359,625)     (223,247)
                                                                  ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ...................       15,902       371,250       128,195
  Principal payments of long-term debt .......................     (130,775)     (222,584)      (33,918)
  Net change in short-term borrowings ........................       (1,170)      (26,052)       44,290
  Purchases of treasury stock ................................           --       (21,428)           --
  Proceeds from exercise of stock options ....................        5,047         5,519        18,059
  Contributions from (distributions to) minority interest
    partner ..................................................      (31,600)       55,400        21,600
                                                                  ---------     ---------     ---------
      Net cash provided by (used in) financing activities ....     (142,596)      162,105       178,226
                                                                  ---------     ---------     ---------
Effect of exchange rate changes on cash ......................          324          (106)         (282)
                                                                  ---------     ---------     ---------
Increase in cash and cash equivalents ........................       42,067         8,139        12,417
Cash and cash equivalents at beginning of year ...............       44,683        36,544        24,127
                                                                  ---------     ---------     ---------
Cash and cash equivalents at end of year .....................    $  86,750     $  44,683     $  36,544
                                                                  =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     COMMON STOCK                                          ACCUMULATED
                                              ---------------------------    ADDITIONAL                       OTHER
                                               NUMBER OF                      PAID-IN        RETAINED     COMPREHENSIVE
                                                SHARES         AMOUNT         CAPITAL        EARNINGS         INCOME
                                              -----------    ------------   -----------     -----------   -------------
Balance, December 31, 1999 ...............     49,585,911    $    49,586    $   351,397     $   337,509    $   (10,570)
Comprehensive income:
  Net income .............................             --             --             --          72,800             --
  Currency translation adjustments .......             --             --             --              --         (7,223)
                                              -----------    -----------    -----------     -----------    -----------
Comprehensive income .....................             --             --             --          72,800         (7,223)
                                              -----------    -----------    -----------     -----------    -----------
Exercise of stock options ................        833,019            833         30,851              --             --
                                              -----------    -----------    -----------     -----------    -----------
Balance, December 31, 2000 ...............     50,418,930         50,419        382,248         410,309        (17,793)
Comprehensive income:
  Net income .............................             --             --             --         152,145             --
  Currency translation adjustments .......             --             --             --              --         (5,057)
  Changes in unrealized fair value of
    derivatives ..........................             --             --             --              --           (963)
  Minimum pension liability adjustments ..             --             --             --              --           (935)
                                              -----------    -----------    -----------     -----------    -----------
Comprehensive income .....................             --             --             --         152,145         (6,955)
                                              -----------    -----------    -----------     -----------    -----------
Purchases of treasury stock ..............             --             --             --              --             --
Exercise of stock options and stock grants        175,000            175          7,741              --             --
                                              -----------    -----------    -----------     -----------    -----------
Balance, December 31, 2001 ...............     50,593,930         50,594        389,989         562,454        (24,748)
Comprehensive income:
  Net income .............................             --             --             --          93,189             --
  Currency translation adjustments .......             --             --             --              --         13,597
  Changes in unrealized fair value of
    derivatives ..........................             --             --             --              --          3,266
  Minimum pension liability adjustments ..             --             --             --              --         (2,550)
                                              -----------    -----------    -----------     -----------    -----------
Comprehensive income .....................             --             --             --          93,189         14,313
                                              -----------    -----------    -----------     -----------    -----------
Exercise of stock options and stock grants        276,993            277          6,597              --             --
Two-for-one common stock split (Note 9) ..     50,675,019         50,675        (50,675)             --             --
                                              -----------    -----------    -----------     -----------    -----------
Balance, December 31, 2002 ...............    101,545,942    $   101,546    $   345,911     $   655,643    $   (10,435)
                                              ===========    ===========    ===========     ===========    ===========

                                                 TREASURY SECURITIES
                                              ---------------------------
                                                     COMMON STOCK
                                              ---------------------------        TOTAL
                                               NUMBER OF                     STOCKHOLDERS'
                                                SHARES          AMOUNT          EQUITY
                                              -----------     -----------    ------------
Balance, December 31, 1999 ...............       (655,854)    $    (7,702)    $   720,220
Comprehensive income:
  Net income .............................             --              --          72,800
  Currency translation adjustments .......             --              --          (7,223)
                                              -----------     -----------     -----------
Comprehensive income .....................             --              --          65,577
                                              -----------     -----------     -----------
Exercise of stock options ................             --              --          31,684
                                              -----------     -----------     -----------
Balance, December 31, 2000 ...............       (655,854)         (7,702)        817,481
Comprehensive income:
  Net income .............................             --              --         152,145
  Currency translation adjustments .......             --              --          (5,057)
  Changes in unrealized fair value of
    derivatives ..........................             --              --            (963)
  Minimum pension liability adjustments ..             --              --            (935)
                                              -----------     -----------     -----------
Comprehensive income .....................             --              --         145,190
                                              -----------     -----------     -----------
Purchases of treasury stock ..............       (536,200)        (21,428)        (21,428)
Exercise of stock options and stock grants             --              --           7,916
                                              -----------     -----------     -----------
Balance, December 31, 2001 ...............     (1,192,054)        (29,130)        949,159
Comprehensive income:
  Net income .............................             --              --          93,189
  Currency translation adjustments .......             --              --          13,597
  Changes in unrealized fair value of
    derivatives ..........................             --              --           3,266
  Minimum pension liability adjustments ..             --              --          (2,550)
                                              -----------     -----------     -----------
Comprehensive income .....................             --              --         107,502
                                              -----------     -----------     -----------
Exercise of stock options and stock grants             --              --           6,874
Two-for-one common stock split (Note 9) ..     (1,192,054)             --              --
                                              -----------     -----------     -----------
Balance, December 31, 2002 ...............     (2,384,108)    $   (29,130)    $ 1,063,535
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

                            SMITH INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (All dollar amounts are expressed in thousands, unless otherwise noted)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      Smith International, Inc. ("Smith" or the "Company") provides premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and all applicable financial statement rules and regulations of the Securities and Exchange Commission (the "Commission"). Management believes the consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated.

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

Audited Financial Information for Periods Prior to Fiscal 2002

      Arthur Andersen LLP ("Arthur Andersen") served as the Company's independent auditors until their dismissal on April 15, 2002, at which time Smith's Board of Directors appointed Deloitte & Touche LLP. Accordingly, Arthur Andersen performed audits of the Company's consolidated financial statements as of December 31, 2001 and 2000 and for the fiscal years then ended and issued an unqualified opinion dated January 29, 2002.

      Arthur Andersen ceased operations during 2002 and is unable to consent to the inclusion of their previously issued opinions on the Company's financial statements in filings with the Commission. Although the accompanying balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2001, are not covered by a current consent from the Company's former independent auditors, management has included these financial statements in order to provide historical information as required by the Commission. Management is not aware of any event or circumstance which would have precluded Arthur Andersen from reissuing their opinion on the Company's 2000 and 2001 consolidated financial statements.

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

Fixed Assets

      Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost, net of accumulated depreciation. The Company computes depreciation on fixed assets using principally the straight-line method. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to ten years for rental equipment. Leasehold improvements are amortized over the lives of the leases or the estimated useful lives of the improvements, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used.

      Costs of major renewals and betterments are capitalized as fixed assets. Expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When fixed assets are sold or retired, the remaining cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the consolidated statement of operations.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of cost over the fair value of net assets acquired. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting matters. In accordance with SFAS No. 142, the Company discontinued amortizing goodwill to earnings as of January 1, 2002. The Statement also requires that goodwill be tested for impairment on an annual basis, or more frequently if circumstances indicate that an impairment may exist.

      During the first quarter of 2002, the Company completed the transitional impairment test required by SFAS No. 142 for goodwill recorded as of the adoption date. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined, with their carrying value and resulted in the identification of no impairment.

      The accompanying consolidated statements of operations provide relevant disclosures related to recorded goodwill amortization and the after-tax impact which would have resulted from the adoption of SFAS No. 142 as of January 1, 2000.

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

      Gains and losses resulting from foreign currency transactions, excluding cash flow hedges discussed below, are recognized currently in the consolidated statements of operations.

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

Income Taxes

      The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Revenue Recognition

      The Company's revenues are composed of product sales, rental, service and other revenues. The Company recognizes product sales revenues upon delivery to the customer, net of applicable provisions for returns. Rental, service and other revenues are recorded when such services are performed.

Minority Interests

      The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of the M-I profits associated with the minority partner's 40 percent interest in those operations. To a lesser extent, minority interests include the portion of CE Franklin Ltd. and United Engineering Services LLC earnings applicable to the minority shareholders.

Stock-Based Compensation

      The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of December 31, 2002, 6.2 million shares were issued and outstanding under the program and an additional 3.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

      Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.3 million of related expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

      The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option program, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Therefore, for all options other than those mentioned above, the Company elects to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated financial statements.

      Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                     2002            2001            2000
                                                 -----------     -----------     -----------
Net income, as reported .....................    $    93,189     $   152,145     $    72,800
  Add:  Stock-based compensation expense
   included in reported income, net of
   related tax effect .......................            182              --              --
  Less:  Total stock-based compensation
   expense determined under the Black-Scholes
   option-pricing model, net of related tax
   effect ...................................         (7,894)         (6,432)         (4,343)
                                                 -----------     -----------     -----------
Pro forma net income ........................    $    85,477     $   145,713     $    68,457
                                                 ===========     ===========     ===========

Earnings per share:
  As reported:
  Basic .....................................    $      0.94     $      1.53     $      0.73
  Diluted ...................................           0.93            1.51            0.72

  Pro forma:
  Basic .....................................    $      0.86     $      1.46     $      0.69
  Diluted ...................................           0.85            1.45            0.68

      In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion of $0.6 million, $0.6 million and $0.5 million of related expense in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

      On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations for the year ended December 31, 2002.

      On December 31, 2002, the Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123.

      On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position or results of operations for the year ending December 31, 2003.

      From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

2. BUSINESS COMBINATIONS

      During 2002, the Company completed four acquisitions in exchange for aggregate cash consideration of $60.2 million, the issuance of $24.8 million of notes payable and the assumption of certain liabilities. Significant 2002 transactions include:

    On July 31, 2002, the Company acquired certain turbodrilling assets of Neyrfor-Weir Ltd. in exchange for cash consideration of $25.3 million. The acquired operations, which design proprietary turbodrilling equipment and provide related services for horizontal and directional drilling applications, have been integrated into the Company's Oilfield Products and Services segment.

    On October 11, 2002, M-I acquired CleanCut Technologies ("CleanCut") for cash consideration of $16.1 million and the issuance of notes to sellers totaling $23.9 million. CleanCut, formerly based in Scotland, designs, manufactures and installs waste collection and transportation systems for offshore drilling operations.

    On November 28, 2002, M-I acquired IKF Services, a drilling fluids and solids-control company located in Russia, for cash consideration of $13.4 million. In addition, M-I may be obligated to provide additional consideration of up to $9.0 million at a future date, dependent upon whether terms under the earn-out arrangement are met.

      The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $35.6 million, which has been recorded as goodwill in the Oilfield Products and Services segment. Substantially all of the goodwill related to the 2002 acquisitions is expected to be deductible for tax purposes. The purchase price allocation related to certain of the 2002 acquisitions is based upon preliminary information and is subject to change when additional data concerning the contingent consideration and final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

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

      The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $137.1 million, which has been recorded as goodwill. Of this amount, $135.8 million relates to the Oilfield Products and Services segment and $1.3 million is associated with the Distribution segment. Goodwill associated with 2001 acquisitions completed prior to July 1 was amortized on a straight-line basis over a 20-year period; however, goodwill related to transactions completed subsequent to that date was not amortized in accordance with the provisions of SFAS No. 142.

      During 2000, the Company acquired six operations in exchange for aggregate cash consideration of $145.4 million and the assumption of certain liabilities. The minority partner in M-I contributed $21.6 million of cash to the joint venture in connection with an acquisition. Significant 2000 transactions include:

    On January 15, 2000, the Company acquired Texas Mill Supply and Manufacturing, Inc. ("Texas Mill") in exchange for cash consideration of $30.0 million. Texas Mill was a U.S.-based provider of industrial mill and safety products and management services primarily to the refining, power generation and petrochemical markets.

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

      The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $111.9 million, which has been recorded as goodwill. Of this amount, $95.3 million relates to the Oilfield Products and Services segment and $16.6 million is associated with the Distribution segment. Goodwill associated with 2000 acquisitions was amortized on a straight-line basis over a 20-year period.

      The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 2001. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities (in thousands, except per share data):

                                                     2002               2001
                                                -------------      -------------
Revenues .................................      $   3,205,194      $   3,680,175

Net income ...............................             96,211            156,161
Earnings per share:
          Basic ..........................      $        0.97      $        1.57
          Diluted ........................               0.96               1.55

      The following schedule summarizes investing activities related to 2002, 2001 and 2000 acquisitions included in the consolidated statements of cash flows:

                                                           2002         2001          2000
                                                        ---------    ---------     ---------
Fair value of tangible and  identifiable  intangible
  assets, net of cash acquired .....................    $  57,480    $ 195,500     $  91,167
Goodwill recorded ..................................       35,616      137,100       111,892
Total liabilities and minority interests assumed ...      (32,944)     (84,473)      (57,688)
                                                        ---------    ---------     ---------
Cash paid for acquisition of businesses, net of
  cash acquired ....................................    $  60,152    $ 248,127     $ 145,371
                                                        =========    =========     =========

3. EARNINGS PER SHARE

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method.

      During 2002, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. All prior year weighted average share and option amounts have been restated for the effect of the stock split.

      Outstanding employee stock options of 1.7 million and 0.4 million as of December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share as the exercise price was greater than the average market price for the Company's stock during the corresponding period.

      The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                       2002        2001        2000
                                     --------    --------    --------
BASIC EPS:
Net income ......................    $ 93,189    $152,145    $ 72,800
                                     ========    ========    ========

Weighted average number of common
  shares outstanding ............      98,984      99,504      99,206
                                     ========    ========    ========

Basic EPS .......................    $   0.94    $   1.53    $   0.73
                                     ========    ========    ========

DILUTED EPS:
Net income ......................    $ 93,189    $152,145    $ 72,800
                                     ========    ========    ========

Weighted average number of common
  shares outstanding ............      98,984      99,504      99,206
Dilutive effect of stock options.       1,107         944       1,398
                                     --------    --------    --------
                                      100,091     100,448     100,604
                                     ========    ========    ========

Diluted EPS .....................    $   0.93    $   1.51    $   0.72
                                     ========    ========    ========

4. INVENTORIES

      Inventories consist of the following at December 31:

                                                                 2002          2001
                                                              ---------     ---------
Raw materials ............................................    $  49,880     $  50,821
Work-in-process ..........................................       54,201        65,008
Products purchased for resale ............................      155,202       154,787
Finished goods ...........................................      399,252       406,143
                                                              ---------     ---------
                                                                658,535       676,759
Reserves to state certain U.S. inventories (FIFO cost of
  $265,304 and $276,031 in 2002 and 2001, respectively) on
  a LIFO basis ...........................................      (24,047)      (23,608)
                                                              ---------     ---------
                                                              $ 634,488     $ 653,151
                                                              =========     =========

5. GOODWILL AND OTHER INTANGIBLE ASSETS

      The following schedule presents goodwill, net of amortization, on a segment basis as of December 31, 2002 and 2001 and the related changes in the carrying amount of goodwill:

                                         Oilfield       Distribution
                                          Segment         Segment       Consolidated
                                        -----------     -----------     ------------
Balance as of December 31, 2000 ....    $   415,593     $    38,354     $   453,947
Goodwill acquired ..................        135,800           1,300         137,100
Purchase price and other adjustments            313          (1,081)           (768)
Amortization .......................        (14,197)         (1,532)        (15,729)
                                        -----------     -----------     -----------
Balance as of December 31, 2001 ....        537,509          37,041         574,550
Goodwill acquired ..................         35,616              --          35,616
Purchase price and other adjustments          9,661             248           9,909
                                        -----------     -----------     -----------
Balance as of December 31, 2002 ....    $   582,786     $    37,289     $   620,075
                                        ===========     ===========     ===========

      The accompanying consolidated balance sheets as of December 31, 2002 and 2001 include $60.1 million and $31.1 million of intangible assets (net of accumulated amortization of $13.2 million and $10.0 million), respectively, which are classified in other assets. Amortization expense related to intangible assets for the years ended December 31, 2002, 2001 and 2000 amounted to $3.2 million, $2.1 million and $1.3 million, respectively.

6. DEBT

      The following summarizes the Company's outstanding debt at December 31:

                                                                                                   2002          2001
                                                                                                ---------     ---------
CURRENT:
  Short-term borrowings ....................................................................    $  49,978     $  50,156
  Current portion of long-term debt ........................................................      109,714        98,537
                                                                                                ---------     ---------
    Short-term borrowings and current portion of long-term debt ............................    $ 159,692     $ 148,693
                                                                                                =========     =========
LONG-TERM:
  Notes:
  6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%
    Interest payable semi-annually (presented net of unamortized discount of $840 and $1,084
    in 2002 and 2001, respectively) ........................................................    $ 219,160     $ 248,916

  7.0% Senior Notes maturing September 2007 with an effective interest rate of 7.07%
    Interest payable semi-annually (presented net of unamortized discount of $485 and
    $589 in 2002 and 2001, respectively) ...................................................      149,515       149,411

  Floating Rate Senior Notes maturing October 2003. Interest payable  quarterly at adjusted LIBOR as defined (2.90% at December 31, 2002) and described  below (presented
    net of unamortized discount of $127 and $295 in 2002 and 2001, respectively) ...........       74,873        74,705

  7.7% Senior Secured Notes maturing July 2007. Principal due in equal annual
    installments of $7.1 million.  Interest payable semi-annually ..........................       35,714        42,857

  7.63% Notes payable to insurance companies maturing  April 2006. Principal due in
    equal annual installments of $3.3 million. Interest payable semi-annually ..............       13,333        16,666

  Notes payable to various individuals maturing September 2004. Interest payable quarterly
    at adjusted LIBOR as defined (1.27% at December 31, 2002) and described  below .........       23,854            --

  Bank revolvers payable:
  $250.0 million  revolving note expiring July 2005.  Interest payable quarterly at base rate (4.25% at December 31, 2002) or Eurodollar rate, as defined (2.07% at
    December 31, 2002) and described below (replaced $120.0 million facility
    which was terminated in 2002) ..........................................................       15,000        50,800

  M-I $150.0 million revolving note expiring July 2005. Interest payable quarterly at base rate (4.25% at December 31, 2002) or Eurodollar rate, as defined (2.07% at
    December 31, 2002) and described below (replaced $80.0 million facility
    which was terminated in 2002) ..........................................................           --        30,900

  Term loans and other .....................................................................       20,232        23,124
                                                                                                ---------     ---------
                                                                                                  551,681       637,379
  Less-Current portion of long-term debt ...................................................     (109,714)      (98,537)
                                                                                                ---------     ---------
    Long-term debt .........................................................................    $ 441,967     $ 538,842
                                                                                                =========     =========

      Principal payments of long-term debt for years subsequent to 2003 are as follows:

             2004...........................................      $     19,888
             2005...........................................            32,152
             2006...........................................            13,152
             2007...........................................           156,736
             Thereafter.....................................           220,039
                                                                  -------------
                                                                  $    441,967
                                                                  =============

      The Company's short-term borrowings consist of amounts outstanding under lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. banks aggregating $97.9 million. At December 31, 2002, $47.9 million of additional borrowing capacity was available under these facilities. These borrowings had a weighted average interest rate of eight percent at December 31, 2002 and 2001.

      The 6.75 percent, 7.0 percent and Floating Rate Senior Notes are unsecured obligations of the Company issued under an Indenture dated September 8, 1997. The Indenture contains no financial covenants, nor any restrictions related to the payment of cash dividends to common stockholders. The Company's 6.75 percent and 7.0 percent Senior Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments. The Company's Floating Rate Senior Notes accrue interest based on a variable rate, subject to quarterly adjustments, equal to LIBOR plus 112.5 basis points and have no redemption feature.

      In July 2002, the Company terminated its existing revolving credit facility, which was scheduled to expire in December 2002, and replaced it with an unsecured facility provided by a syndicate of nine financial institutions. The new revolving credit agreement (the "Agreement"), which expires July 2005, includes a $400.0 million committed line of credit with a $25.0 million letter of credit sub-facility. The Agreement allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 62.5 to 75.0 basis points depending on amounts drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee of 15 basis points on the unutilized portion of the facility and compliance with certain customary covenants, including maintenance of specified debt-to-total capitalization and interest coverage ratios, as defined. The LIBOR interest margins and the commitment fee are subject to adjustment depending on the senior debt rating of the Company. As of December 31, 2002, the Company had $15.0 million drawn and $25.0 million of letters of credit issued under the facility, resulting in additional borrowing capacity of $360.0 million.

      In October 2002, the Company issued $23.9 million of notes payable to certain former shareholders in connection with the CleanCut transaction. The majority of the notes, which mature in September 2004, include callable provisions at the option of the noteholder beginning April 2003. These notes have been properly classified as short-term borrowings in the accompanying consolidated balance sheet.

      The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2002.

      Interest paid during the years ended December 31, 2002, 2001 and 2000, amounted to $41.2 million, $39.4 million and $35.4 million, respectively.

7. FINANCIAL INSTRUMENTS

Foreign Currency Contracts

      From time to time, the Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and foreign currency commitments. The terms of these contracts generally do not exceed two years. For fair value hedges, settlement and market value gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. Gains or losses on designated cash flow hedge contracts are deferred to accumulated other comprehensive income. As of December 31, 2002, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $43.4 million and $31.4 million, respectively, and the fair value exceeded the notional amount of these contracts by $3.6 million. As of December 31, 2001, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $43.1 million and $15.5 million, respectively, and the fair value exceeded the notional amount of these contracts by $1.4 million.

Fair Value of Other Financial Instruments

      The recorded and fair values of long-term debt at December 31 are as follows:

                                               2002                            2001
                                   -----------------------------   -----------------------------
                                     Recorded          Fair          Recorded          Fair
                                      Value           Value           Value           Value
                                   -------------   -------------   -------------   -------------
Long-term debt...............       $  551,681      $ 597,143       $  637,379      $   649,329


      The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the short-term nature of these instruments.

8. INCOME TAXES

      The geographical sources of income before income taxes and minority interests for the three years ended December 31, 2002 were as follows:


                                            2002           2001           2000
                                          --------       --------       --------
Income before income taxes
  and minority interests:
  United States ...................       $ 40,198       $174,223       $ 74,681
  Non-United States ...............        177,601        154,823         89,450
                                          --------       --------       --------

  Total ...........................       $217,799       $329,046       $164,131
                                          ========       ========       ========

      The income tax provision is summarized as follows:

                                            2002           2001           2000
                                          --------       --------       --------
Current:
  United States ...................       $ (3,027)      $ 57,553       $ 12,111
  Non-United States ...............         44,260         46,226         23,138
  State ...........................          1,839          3,774            146
                                          --------       --------       --------
                                            43,072        107,553         35,395
                                          --------       --------       --------
Deferred:
  United States ...................         18,738         (5,341)        11,601
  Non-United States ...............          4,822          4,185          8,002
                                          --------       --------       --------
                                            23,560         (1,156)        19,603
                                          --------       --------       --------
Income tax provision ..............       $ 66,632       $106,397       $ 54,998
                                          ========       ========       ========

      The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. federal statutory tax rate as follows:

                                                                2002        2001        2000
                                                              ------      ------      ------
U.S. federal statutory tax rate ..........................      35.0%       35.0%       35.0%
Minority partner's share of U.S. partnership earnings ....      (3.6)       (4.3)       (4.3)
Non-deductible expenses ..................................       0.7         1.7         1.9
Benefit of foreign sales corporation and
 extraterritorial income exclusion .......................      (0.7)       (1.1)       (0.6)
State taxes, net .........................................       0.8         1.1         0.1
Non-U.S. tax provisions which vary from the U.S.
 rate/non-U.S. losses with no tax benefit realized .......      (1.2)         --         1.6
Other items, net .........................................      (0.5)       (0.1)       (0.2)
                                                              ------      ------      ------
Effective tax rate .......................................      30.5%       32.3%       33.5%
                                                              ======      ======      ======

      The components of deferred taxes at December 31 are as follows:

                                                       2002         2001
                                                     --------     --------
Deferred tax liabilities attributed to the excess
of net book basis over remaining tax basis
(principally depreciation):
    United States ...............................    $(50,727)    $(36,459)
    Non-United States ...........................     (38,225)     (19,523)
                                                     --------     --------
  Total deferred tax liabilities ................     (88,952)     (55,982)
                                                     --------     --------

Deferred tax assets attributed to net operating
loss and tax credit carryforwards:
    United States ...............................       2,088           --
    Non-United States ...........................      21,817       27,261

Other deferred tax assets (principally accrued
liabilities not deductible until paid
and inventories):
    United States ...............................      41,868       52,442
    Non-United States ...........................       2,249          880
                                                     --------     --------
      Subtotal ..................................      68,022       80,583

Valuation allowance .............................     (18,916)     (28,778)
                                                     --------     --------

  Total deferred tax assets .....................      49,106       51,805
                                                     --------     --------

      Net deferred tax liabilities ..............    $(39,846)    $ (4,177)
                                                     ========     ========

Balance sheet presentation:

  Deferred tax assets, net ......................    $ 25,403     $ 35,414
  Other assets ..................................       6,263        5,862
  Other current liabilities .....................      (6,833)      (4,949)
  Deferred tax liabilities ......................     (64,679)     (40,504)
                                                     --------     --------
      Net deferred tax liabilities ..............    $(39,846)    $ (4,177)
                                                     ========     ========

      Total foreign operating loss carryforwards at December 31, 2002, resulted in a deferred tax asset of approximately $21.8 million, of which $14.9 million has been offset by recording a valuation reserve. These losses are available to reduce the future tax liabilities of their respective foreign entities. Approximately $11.4 million of these losses will carryforward indefinitely, while the remaining losses expire at various dates. U.S. foreign tax credit carryforwards of $2.1 million are available to reduce taxes through 2007. The Company's valuation allowance was reduced by $9.9 million in 2002 and $3.5 million in 2001, primarily due to the expiration of net operating loss and tax credit carryforwards outside the United States.

      Income taxes paid during the years ended December 31, 2002, 2001 and 2000, amounted to $39.7 million, $87.9 million and $23.0 million, respectively.

      The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $47.9 million at December 31, 2002, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

9. STOCKHOLDERS' EQUITY

Stock Split

      On June 6, 2002, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Stockholders of record as of June 20, 2002 were entitled to the dividend, which was distributed on July 8, 2002. Unless otherwise noted, all prior year share and option amounts included in the accompanying consolidated financial statements and related notes have been restated for the effect of the stock split.

Treasury Share Repurchases

      During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other factors. During 2001, the Company repurchased 536,200 shares, on a pre-split basis, of common stock at an aggregate cost of $21.4 million. The acquired shares, as adjusted for the two-for-one stock split, have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.

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

      The Rights are exercisable upon the occurrence of certain events related to a person (an "Acquiring Person") acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company's common stock. When the rights become exercisable, each holder (except an Acquiring Person) will be entitled to purchase, at an effective exercise price of $175, shares of the Company's common stock having a market value of twice the Right's exercise price, subject to adjustment. The Acquiring Person will not be entitled to exercise these Rights. In addition, if the Company is involved in a merger or other business combination transaction, or sells 50 percent or more of its assets or earning power to another entity, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other entity having a value of twice the Right's exercise price.

      The Rights are subject to redemption at the option of the Board of Directors at a price of one-half of a cent per Right until the occurrence of certain events. The Rights currently trade with the Company's common stock, have no voting or dividend rights and expire on June 8, 2010.

Accumulated Other Comprehensive Income

      As of December 31, 2002, accumulated other comprehensive income in the accompanying consolidated balance sheet includes $9.2 million of cumulative currency translation losses and $3.5 million of cumulative minimum pension liability adjustments, partially offset by $2.3 million of cumulative changes in unrealized fair value of derivatives. Approximately $2.0 million of the cumulative changes in unrealized fair value of derivatives is expected to be recognized as after-tax earnings during the fiscal year ending December 31, 2003.

10. RETIREMENT PLANS

Defined Contribution Plans

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

      M-I has a Company Profit-Sharing and Savings Plan (the "M-I Plan") under which participating employees may contribute up to 15 percent of their compensation, as defined. Under the terms of the M-I Plan, qualified employees are eligible to receive basic, matching and profit-sharing contributions with the approval of the Employee Benefits Committee and, in certain instances, the Board of Directors. Participants are eligible to receive a basic contribution equal to three percent of qualified compensation, and a full match of the first 1 1/2 percent of their contributions. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by M-I on December 31.

      The Company recognized expense totaling $17.6 million, $25.5 million and $20.7 million in 2002, 2001 and 2000, respectively, related to Company contributions to the plans.

      Certain of the Company's subsidiaries sponsor various defined contribution plans. The Company's contributions under these plans for each of the three years in the period ended December 31, 2002, were immaterial.

Deferred Compensation Plan

      The Company maintains a Supplemental Executive Retirement Plan ("SERP"), a non-qualified, deferred compensation program, for the benefit of officers and certain other eligible employees of the Company. Participants may contribute, on a pre-tax basis, up to 100 percent of cash compensation, as defined. Plan provisions allow for retirement and matching contributions, similar to those provided under the Company's defined contribution programs, and, in certain cases, an interest contribution in order to provide a yield on short-term investments equal to 120 percent of the long-term applicable federal rate, as defined.

      In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2002 and 2001, $30.6 million and $25.5 million, respectively, are included in other assets with a corresponding amount recorded in other long-term liabilities.

      During the years ended December 31, 2002, 2001 and 2000, Company contributions to the plan totaled $1.9 million, $1.1 million and $0.7 million, respectively.

11. EMPLOYEE BENEFIT PLANS

Pension Plans

      The Company currently maintains various pension plans covering certain U.S. and non-U.S. employees. In connection with the Van Leeuwen transaction, the Company assumed certain pension obligations related to its employees. Future benefit accruals and the addition of new participants under the U.S. plans were frozen prior to 1998.

Postretirement Benefit Plans

      The Company and its subsidiaries provide limited health care benefits for retired employees. Many employees who retire from the Company are eligible for these benefits.

      The Smith International, Inc. Retiree Medical Plan ("Smith Medical Plan") provides postretirement medical benefits to retirees and their spouses. The retiree medical plan has annual and lifetime limitations on the dollar amount of the Company's portion of the cost of benefits incurred by retirees under the Smith Medical Plan. The remaining cost of benefits in excess of the annual or lifetime limitation is the responsibility of the participants.

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

      Although Wilson provides postretirement medical coverage to eligible retirees and their spouses, new employees have not been eligible for inclusion under this program since January 1986. Eligible individuals are able to continue primary medical coverage under Wilson's group insurance program until reaching the age of 65 at which time such coverage becomes secondary for participants electing to remain in the program. Participating retirees are required to contribute a portion of the insurance premiums under the program with Wilson responsible for any costs in excess of those contributions.

      The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

                                                                            POSTRETIREMENT
                                                   PENSION PLANS            BENEFIT PLANS
                                               ---------------------     ---------------------
                                                 2002         2001         2002         2001
                                               --------     --------     --------     --------
Changes in benefit obligations:
  Benefit obligations at beginning of year     $ 16,251     $ 12,320     $ 15,709     $ 13,657
  Service cost ............................          11           --          220          221
  Interest cost ...........................       1,145          731          981          993
  Plan participants' contributions ........          --           --          624          522
  Actuarial loss (gain) ...................         789          486       (4,084)       1,821
  Plan amendments .........................          --           --       (1,435)          --
  Business acquisition ....................          --        4,872           --           --
  Plan settlements ........................          --       (1,720)          --           --
  Benefits paid ...........................        (889)        (438)      (1,434)      (1,505)
                                               --------     --------     --------     --------
  Benefit obligations at end of year ......    $ 17,307     $ 16,251     $ 10,581     $ 15,709
                                               ========     ========     ========     ========

Changes in plan assets:
  Fair value of plan assets at beginning
  of year .................................    $ 13,288     $ 11,879     $     --     $     --
  Actual return on plan assets ............      (1,164)         229           --           --
  Employer contributions ..................       2,505           --          810          983
  Plan participants' contributions ........          --           --          624          522
  Business acquisition ....................          --        3,338           --           --
  Plan settlements ........................          --       (1,720)          --           --
  Benefits paid ...........................        (889)        (438)      (1,434)      (1,505)
                                               --------     --------     --------     --------
  Fair value of plan assets at end of year     $ 13,740     $ 13,288     $     --     $     --
                                               ========     ========     ========     ========

  Funded status ...........................    $ (3,567)    $ (2,963)    $(10,581)    $(15,709)
  Unrecognized net actuarial loss (gain) ..       5,073        2,004       (4,425)        (584)
  Unrecognized prior service cost .........          --           --       (2,281)      (1,089)
                                               --------     --------     --------     --------
  Prepaid benefit (accrued liability) .....    $  1,506     $   (959)    $(17,287)    $(17,382)
                                               ========     ========     ========     ========

      Assumptions used for financial reporting purposes to compute net benefit expense and its components are as follows:

                                                           PENSION PLANS                  POSTRETIREMENT BENEFIT PLANS
                                                 ---------------------------------     ----------------------------------
                                                  2002         2001         2000         2002         2001         2000
                                                 -------      -------      -------      -------      -------      -------
Weighted average assumptions:
  Discount rate .............................       6.75%        7.25%        7.40%        6.75%        7.25%     7.26%-7.40%
  Expected return on plan assets ............       8.50%        8.50%        8.50%         N/A          N/A          N/A

Components of net periodic benefit expense:
  Service cost ..............................    $    11      $    50      $    --      $   220      $   221      $   248
  Interest cost .............................      1,145        1,061          898          981          993        1,066
  Return on plan assets .....................       (988)        (887)        (742)          --           --           --
  Amortization of prior service cost ........         --           --           --         (243)        (234)        (234)
  Amortization of loss (gain) ...............         73          260       (1,319)        (243)        (350)        (125)
                                                 -------      -------      -------      -------      -------      -------
  Net periodic benefit expense (credit) .....    $   241      $   484      $(1,163)     $   715      $   630      $   955
                                                 =======      =======      =======      =======      =======      =======

      The health care cost trend rate assumption can have a significant effect on the amounts reported. An increase of one percentage point in the health care cost trend rate would increase the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $0.4 million and $0.1 million, respectively. A decrease of one percentage point in the health care cost trend rate would decrease the accumulated postretirement benefit obligation and the aggregate of the service and interest cost components of the postretirement benefits expense by $0.6 million and $0.1 million, respectively.

12. EMPLOYEE STOCK OPTIONS

      A summary of the Company's stock option program is presented below. Historical balances have been restated for the impact of the two-for-one stock split.

                                              SHARES         WEIGHTED AVERAGE
                                           UNDER OPTION       EXERCISE PRICE
                                           ------------      ---------------
Outstanding at December 31, 1999 ...         4,978,580         $    15.69

Options granted ....................         1,063,820              30.68
Options forfeited ..................           (72,980)             21.98
Options exercised ..................        (1,666,038)             10.59
                                            ----------         ----------

Outstanding at December 31, 2000 ...         4,303,382              21.31

Options granted ....................         1,266,600              23.50
Options forfeited ..................           (59,184)             19.54
Options exercised ..................          (342,000)             16.13
                                            ----------         ----------

Outstanding at December 31, 2001 ...         5,168,798              22.21

Options granted ....................         1,399,180              33.66
Options forfeited ..................          (116,722)             24.43
Options exercised ..................          (223,492)             13.93
                                            ----------         ----------

Outstanding at December 31, 2002 ...         6,227,764         $    25.04
                                            ==========         ==========

      The number of outstanding fixed stock options exercisable at December 31, 2001 and 2000 was 2,344,510 and 1,650,614, respectively. These options had a weighted average exercise price of $20.46 and $18.99 at December 31, 2001 and 2000, respectively. The following summarizes information about fixed stock options outstanding at December 31, 2002:

                                  Options Outstanding                 Options Exercisable
                       ------------------------------------------  -------------------------
                                        Weighted
                                        Average        Weighted                   Weighted
                                       Remaining        Average                    Average
     Range of            Number       Contractual      Exercise       Number      Exercise
  Exercise Prices      Outstanding       Life           Price      Exercisable      Price
--------------------   -----------   ------------     -----------  ------------  -----------
 $   6.56 - $  8.94       57,764          2.4          $   7.77         57,764    $     7.77
 $  11.78 - $ 19.60    1,875,834          6.4             15.52      1,651,469         14.97
 $  20.57 - $ 27.82    1,620,320          8.2             23.14        576,738         22.42
 $  30.75 - $ 36.52    2,673,846          8.4             33.24        919,135         32.52
                       ---------        -----          --------      ---------    ----------
                       6,227,764          7.7          $  25.04      3,205,106    $    21.21
                       =========        =====          ========      =========    ==========

      The pro forma net income and earnings per share data disclosed in Note 1 has been determined as if the Company had accounted for its employee stock-based compensation program under the fair value method of SFAS No. 123. The Company used the Black-Scholes option-pricing model to determine the fair value of each option grant and, accordingly, calculate the stock-based compensation expense. The fair value and assumptions used are as follows:

                                                       2002               2001               2000
                                                   --------------     --------------     --------------
Fair value of stock options granted........           $15.36             $11.89              $15.33
Expected life of option (years)............             5.0                6.0                 6.0
Expected stock volatility..................            46.3%              47.0%               43.0%
Expected dividend yield....................              N/A                N/A                 N/A
Risk-free interest rate....................             3.2%               4.2%                5.4%

13. INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

      The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company aggregates its operations into two reportable segments: Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of three business units: M-I, which provides drilling and completion fluid systems and services, solids-control and separation equipment and waste-management services; Smith Bits, which designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations.

      The Distribution segment consists of one business unit, Wilson, which markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets.

      The principal markets for these segments include all major oil and gas-producing regions of the world including North America, Latin America, Europe/Africa, the Middle East and the Far East. The Company's customers include major multi-national, independent and national, or state-owned, oil companies. In addition, the Company provides products and services to customers in the petrochemical and chemical industries and other industrial markets.

      The following table presents financial information for each reportable segment:

                                          2002            2001            2000
                                      -----------     -----------     -----------
Revenues:
  Oilfield Products and Services .    $ 2,282,909     $ 2,424,131     $ 1,855,126
  Distribution ...................        887,171       1,127,078         905,888
                                      -----------     -----------     -----------
                                      $ 3,170,080     $ 3,551,209     $ 2,761,014
                                      ===========     ===========     ===========

Operating Income:
  Oilfield Products and Services .    $   266,692     $   354,614     $   188,017
  Distribution ...................         (4,026)         22,893          16,655
  General corporate ..............         (6,518)         (5,997)         (5,646)
                                      -----------     -----------     -----------
                                      $   256,148     $   371,510     $   199,026
                                      ===========     ===========     ===========

Capital Expenditures:
  Oilfield Products and Services .    $    91,056     $   118,350     $    85,225
  Distribution ...................          3,401           7,173           7,219
  General corporate ..............          2,594           2,119           2,137
                                      -----------     -----------     -----------
                                      $    97,051     $   127,642     $    94,581
                                      ===========     ===========     ===========

Depreciation and Amortization:
  Oilfield Products and Services .    $    81,924     $    84,311     $    72,379
  Distribution ...................          5,857           7,687           7,588
  General corporate ..............          1,546             897             721
                                      -----------     -----------     -----------
                                      $    89,327     $    92,895     $    80,688
                                      ===========     ===========     ===========

Total Assets:
  Oilfield Products and Services .    $ 2,284,109     $ 2,250,332     $ 1,829,908
  Distribution ...................        368,206         386,986         367,220
  General corporate ..............         97,230          98,510          98,159
                                      -----------     -----------     -----------
                                      $ 2,749,545     $ 2,735,828     $ 2,295,287
                                      ===========     ===========     ===========

      The following table presents consolidated revenues by country:

                                         2002          2001          2000
                                      ----------    ----------    ----------
United States ....................    $1,492,710    $1,829,378    $1,349,812
Canada ...........................       286,640       400,124       380,316
Norway ...........................       187,272       174,576       133,068
United Kingdom ...................       135,921       101,230        84,102
Venezuela ........................        64,452       109,791        92,294
Other ............................     1,003,085       936,110       721,422
                                      ----------    ----------    ----------
                                      $3,170,080    $3,551,209    $2,761,014
                                      ==========    ==========    ==========

      The following table presents net property, plant and equipment by country:

                                        2002             2001             2000
                                      --------         --------         --------
United States ...............         $299,206         $287,630         $226,693
Canada ......................           27,854           29,012           33,974
Norway ......................           13,691           12,074           11,565
United Kingdom ..............           23,454           12,766           12,265
Venezuela ...................           12,543           14,926           16,336
Other .......................          142,472          132,089          108,215
                                      --------         --------         --------
                                      $519,220         $488,497         $409,048
                                      ========         ========         ========

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

      The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $50.6 million in 2002, $50.8 million in 2001 and $42.4 million in 2000.

14. COMMITMENTS AND CONTINGENCIES

Leases

      The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $61.3 million, $51.4 million and $39.4 million in 2002, 2001 and 2000, respectively.

      Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

                                                    AMOUNT
                                                  ---------
2003........................................      $  34,452
2004........................................         23,064
2005........................................         17,160
2006........................................         12,663
2007........................................          9,766
2008 through 2012...........................         15,643
Thereafter..................................         21,112
                                                  ---------
                                                  $ 133,860
                                                  =========

      In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Standby Letters of Credit

      In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid and performance bonds which totaled $72.4 million at December 31, 2002. The amount primarily consists of a $25.0 million standby letter of credit, supporting notes issued to certain CleanCut shareholders, and various performance bonds, of which $33.1 million expire in 2003. Management does not expect any material amounts to be drawn on these instruments.

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

Environmental

      The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company. Although the Company believes it is in substantial compliance with environmental protection laws, estimating the related liability is difficult considering the continual changes in environmental regulations and the potential identification of new sites.

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

      As of December 31, 2002, the Company has established an environmental reserve of $12.1 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2002, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. In the event that i) the parties providing the environmental indemnifications do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

15. SUBSEQUENT EVENT (UNAUDITED)

      Subsequent to December 31, 2002, M-I acquired certain oilfield chemical assets of Dynea International in exchange for cash consideration of $78.6 million. The acquired operations reported revenues of approximately $75.0 million for the year ended December 31, 2002. The transaction was funded with cash on hand and $37.2 million of borrowings under the Company's revolving credit agreement.

16. QUARTERLY INFORMATION (UNAUDITED)

                                           FIRST         SECOND        THIRD         FOURTH         YEAR
                                         ----------    ----------    ----------    ----------    ----------
                                                       (In thousands, except per share data)
2002
Revenues ............................    $  827,377    $  801,038    $  777,232    $  764,433    $3,170,080
Gross profit ........................       241,502       236,255       217,725       222,820       918,302
Net income ..........................        28,730        26,922        19,790        17,747        93,189
Basic earnings per share ............          0.29          0.27          0.20          0.18          0.94
Diluted earnings per share ..........          0.29          0.27          0.20          0.18          0.93

2001
Revenues ............................    $  865,311    $  872,389    $  909,682    $  903,827    $3,551,209
Gross profit ........................       246,089       258,936       273,056       267,723     1,045,804
Net income ..........................        34,218        37,682        42,066        38,179       152,145
Basic earnings per share ............          0.34          0.38          0.42          0.39          1.53
Diluted earnings per share ..........          0.34          0.37          0.42          0.38          1.51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 18, 2002, the Company filed a Form 8-K reporting the dismissal of the Company's independent public accountants, Arthur Andersen LLP, and the engagement of Deloitte & Touche LLP as its new independent auditors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth following the captions "ELECTION OF DIRECTORS", "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "Equity Compensation Plan Information" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth following the captions "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time frame specified in the Commission's rules and regulations. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of the Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                           REFERENCE
                                                                                           ---------
(1) Financial statements included in this report:
    Report of Independent Public Accountants .....................................             23
    Independent Auditor's Report .................................................             24
    Consolidated Balance Sheets at December 31, 2002 and 2001 ....................             25
    Consolidated Statements of Operations for the years ended
      December 31, 2002, 2001 and 2000 ...........................................             27
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000 ...........................................             28
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
      for the years ended December 31, 2002, 2001 and 2000 .......................             29
    Notes to Consolidated Financial Statements ...................................             30

(2) Financial Statement Schedule II-Valuation and Qualifying Accounts and Reserves             58

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits and Index to Exhibits

        3.1   -   Restated Certificate of Incorporation of the Company as
                  amended by Certificate of Amendment of Articles of
                  Incorporation of the Company, dated as of July 8, 1987, and
                  Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated November 17, 1987. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by
                  reference.

        3.2   -   Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated May 23, 2001. Filed as
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-8 dated July 26, 2001 and incorporated herein by reference.

        3.3   -   Bylaws of the Company as amended to date. Filed as Exhibit 3.1 to the Company's report on Form 8-K dated August 13, 1998 (and filed on August 14, 1998) and incorporated herein by
                  reference.

        4.1   -   Rights Agreement, dated as of June 8, 2000, between the
                  Company and First Chicago Trust Company of New York, as Rights
                  Agent. Filed as Exhibit 4.1 to the Company's report on Form
                  8-A, dated June 15, 2000, and incorporated herein by
                  reference.

        4.2   -   Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and
                  effective as of October 1, 2001. Filed as Exhibit 4.1 to the
                  Company's report on Form 10-Q for the quarter ended September
                  30, 2001 and incorporated herein by reference.

        4.3   -   Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December
                  31, 2002.

        4.4   -   Form of Indenture between the Company and The Bank of New
                  York, as Trustee. Filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

        4.5   -   Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the
                  Company's Registration Statement on Form S-3 dated September
                  9, 1997 and incorporated herein by reference.

        4.6   -   Form of Note. Filed as Exhibit 4.1 to the Company's report on
                  Form 8-K dated February 13, 2001 and incorporated herein by reference.

        4.7   -   Form of Note dated October 15, 2001.

        9.    -   Not applicable.

       10.1   -   Smith International, Inc. 1989 Long Term Incentive
                  Compensation Plan, as amended to date.

       10.2   -   Smith International, Inc. Stock Plan for Outside Directors, as
                  amended to date.

       10.3   -   Smith International, Inc. Supplemental Executive Retirement
                  Plan, as amended to date. Filed as Exhibit 10.1 to the
                  Company's report on Form 10-Q for the quarter ended September
                  30, 2001 and incorporated herein by reference.

       10.4   -   Supply Agreement dated April 2, 1987 between the Company and
                  TCM Holding Corporation and Rogers Tool Works, Inc. for the
                  supply of tungsten carbide products. Filed as Exhibit 10.6 to the Company's report on Form 10-K for the year ended December
                  31, 1995 and incorporated herein by reference.

       10.5   -   Amendment to Supply Agreement dated January 22, 1993 between the Company and Rogers Tool Works, Inc. Filed as Exhibit 10.7
                  to the Company's report on Form 10-K for the year ended
                  December 31, 1995 and incorporated herein by reference.

       10.6   -   Employment Agreement dated December 10, 1987 between the
                  Company and Douglas L. Rock. Filed as Exhibit 10.11 to the
                  Company's report on Form 10-K for the year ended December 31,
                  1993 and incorporated herein by reference.

       10.7   -   Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.11 to the Company's
                  report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

       10.8   -   Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner. Filed as Exhibit 10.12 to the Company's
                  report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

       10.9   -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit
                  10.11 to the Company's report on Form 10-K for the year ended
                  December 31, 1999 and incorporated herein by reference.

       10.10  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton. Filed as Exhibit 10.12
                  to the Company's report on Form 10-K for the year ended
                  December 31, 1999 and incorporated herein by reference.

       10.12  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit
                  10.14 to the Company's report on Form 10-K for the year ended
                  December 31, 1999 and incorporated herein by reference.

       10.13  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit
                  10.15 to the Company's report on Form 10-K for the year ended
                  December 31, 1999 and incorporated herein by reference.

       10.14  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit
                  10.16 to the Company's report on Form 10-K for the year ended
                  December 31, 1999 and incorporated herein by reference.

       10.15  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A. Brown. Filed as Exhibit 10.17
                  to the Company's report on Form 10-K for the year ended
                  December 31, 1999 and incorporated herein by reference.

       10.16  -   Credit Agreement dated as of July 10, 2002 among the Company and M-I L.L.C., the Lenders parties thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication
                  Agent, Den Norske Bank ASA, as Documentation Agent, J.P.
                  Morgan Securities Inc., and Credit Lyonnais New York Branch,
                  as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit
                  10.1 to the Company's report on Form 10-Q for the quarter
                  ended September 30, 2002 and incorporated herein by reference.

       11.    -   Not applicable.

       12.    -   Not applicable.

       13.    -   Not applicable.

       18.    -   Not applicable.

       19.    -   Not applicable.

       21.1   -   Subsidiaries of the Company.

       23.1   -   Independent Auditors' Consent.

       23.2   -   Notice regarding Consent of Independent Public Accountants.

       99.1   -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  filed herewith.

       99.2   -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  filed herewith.

(b) REPORTS ON FORM 8-K.

The Registrant filed reports on Form 8-K during the quarterly period ended December 31, 2002. All filings were reported under "Item 5. Other Events" and disclosed the following:

      1. Form 8-K dated October 1, 2002 which includes the Company's comments on third quarter 2002 outlook.

      2. Form 8-K dated October 15, 2002 announcing the acquisition of CleanCut Technologies.

      3. Form 8-K dated October 17, 2002 announcing the Company's results for the quarter ended September 30, 2002.

                                                                     SCHEDULE II

                            SMITH INTERNATIONAL, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                 ADDITIONS           DEDUCTIONS
                                                         --------------------------  ------------
                                           BALANCE AT      CHARGED                                  BALANCE
                                            BEGINNING        TO                                     AT END
                                             OF YEAR       EXPENSE      OTHER(a)     WRITE-OFFS     OF YEAR
                                           ------------  ------------  ------------  -----------  ------------
Allowance for doubtful accounts:
     Year ended December 31, 2002          $    10,921   $     9,593   $        --    $  (8,176)  $    12,338
     Year ended December 31, 2001               10,211         2,986         1,029       (3,305)       10,921
     Year ended December 31, 2000                9,636         3,277           793       (3,495)       10,211

(a) Amounts represent accounts receivable reserves related to acquisitions made by the Company during the years presented.

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doug Rock, certify that:

1. I have reviewed this annual report on Form 10-K of Smith International, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                /s/ DOUG ROCK
     ----------------------------   ------------------------------------
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

I, Margaret K. Dorman, certify that:

1. I have reviewed this annual report on Form 10-K of Smith International, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                   /s/ Margaret K. Dorman
     ----------------------------      -----------------------------------------
                                       Margaret K. Dorman
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SMITH INTERNATIONAL, INC.


                                     By:     /s/ DOUG ROCK
                                         ------------------------------------
                                                  Doug Rock
                                           Chief Executive Officer,
                                       President and Chief Operating Officer

March 24, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ DOUG ROCK                             Chairman of the Board,                March 24, 2003
------------------------------------      Chief Executive Officer,
(Doug Rock)                               President and
                                          Chief Operating Officer

/s/ LOREN K. CARROLL                      Executive Vice President              March 24, 2003
------------------------------------      and Director
(Loren K. Carroll)

/s/ MARGARET K. DORMAN                    Senior Vice President,                March 24, 2003
------------------------------------      Chief Financial Officer
(Margaret K. Dorman)                      and Treasurer

/s/ BENJAMIN F. BAILAR                    Director                              March 24, 2003
------------------------------------
(Benjamin F. Bailar)

/s/ G. CLYDE BUCK                         Director                              March 24, 2003
------------------------------------
(G. Clyde Buck)

/s/ JAMES R. GIBBS                        Director                              March 24, 2003
------------------------------------
(James R. Gibbs)

/s/ JERRY W. NEELY                        Director                              March 24, 2003
------------------------------------
(Jerry W. Neely)

/s/ WALLACE S. WILSON                     Director                              March 24, 2003
------------------------------------
(Wallace S. Wilson)

                                 EXHIBIT INDEX

        4.3   -   Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December
                  31, 2002.

        4.7   -   Form of Note dated October 15, 2001.

       10.1   -   Smith International, Inc. 1989 Long Term Incentive
                  Compensation Plan, as amended to date.

       10.2   -   Smith International, Inc. Stock Plan for Outside Directors, as
                  amended to date.

       21.1   -   Subsidiaries of the Company.

       23.1   -   Independent Auditors' Consent.

       23.2   -   Notice regarding Consent of Independent Public Accountants.

       99.1   -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  filed herewith.

       99.2   -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  filed herewith.
