Form 10-Q
period 2003-03-31
SMITH INTERNATIONAL INC
filed 2003-05-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of May 9, 2003 was 101,971,435.

                                      INDEX

                                                                              PAGE NO.
                                                                              --------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      For the Three Months ended March 31, 2003 and 2002.........................1

      CONSOLIDATED CONDENSED BALANCE SHEETS
      As of March 31, 2003 and December 31, 2002.................................2

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      For the Three Months ended March 31, 2003 and 2002.........................3

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.......................4

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................11

    Item 3. Qualitative and Quantitative Market Risk Disclosures................18

    Item 4. Controls and Procedures.............................................18

PART II - OTHER INFORMATION

    Items 1-6...................................................................19


SIGNATURES......................................................................20


CERTIFICATIONS..................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                  2003           2002
                                                             -----------    -----------
Revenues .................................................   $   808,837    $   827,377

Costs and expenses:
  Costs of revenues ......................................       570,494        585,875
  Selling expenses .......................................       137,128        131,059
  General and administrative expenses ....................        38,061         35,995
                                                             -----------    -----------

          Total costs and expenses .......................       745,683        752,929
                                                             -----------    -----------

Operating income .........................................        63,154         74,448

Interest expense, net ....................................         9,692         10,016
                                                             -----------    -----------

Income before income taxes, minority interests and
  cumulative effect of change in accounting principle ....        53,462         64,432

Income tax provision .....................................        16,840         19,645
                                                             -----------    -----------

Income before minority interests and cumulative effect of
  change in accounting principle .........................        36,622         44,787

Minority interests .......................................        14,907         16,057
                                                             -----------    -----------

Income before cumulative effect of change in accounting
  principle ..............................................        21,715         28,730

Cumulative effect of change in accounting principle ......        (1,154)            --
                                                             -----------    -----------

Net income ...............................................   $    20,561    $    28,730
                                                             ===========    ===========

Basic (See Note 5):
  Earnings per share before cumulative effect of change in
    accounting principle .................................   $      0.22    $      0.29
  Cumulative effect of change in accounting principle ....         (0.01)            --
                                                             -----------    -----------
  Earnings per share .....................................   $      0.21    $      0.29
                                                             ===========    ===========

Diluted (See Note 5):
  Earnings per share before cumulative effect of change in
    accounting principle .................................   $      0.22    $      0.29
  Cumulative effect of change in accounting principle ....         (0.01)            --
                                                             -----------    -----------
  Earnings per share .....................................   $      0.21    $      0.29
                                                             ===========    ===========

Weighted average shares outstanding (See Note 5):
  Basic ..................................................        99,265         98,840
  Diluted ................................................       100,267         99,838

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)

                                                                           March 31,     December 31,
                                                                              2003           2002
                                                                          -----------    -----------
                                                                          (Unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...........................................   $    43,914    $    86,750
  Receivables, net ....................................................       707,885        633,918
  Inventories, net ....................................................       658,760        634,488
  Deferred tax assets, net ............................................        25,473         25,403
  Prepaid expenses and other ..........................................        54,738         46,355
                                                                          -----------    -----------
          Total current assets ........................................     1,490,770      1,426,914
                                                                          -----------    -----------

Property, Plant and Equipment, net ....................................       523,686        519,220

Goodwill, net .........................................................       679,288        620,075

Other Assets ..........................................................       198,492        183,336
                                                                          -----------    -----------
Total Assets ..........................................................   $ 2,892,236    $ 2,749,545
                                                                          ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt .........   $   191,821    $   159,692
  Accounts payable ....................................................       257,736        256,069
  Accrued payroll costs ...............................................        46,672         49,946
  Income taxes payable ................................................        54,627         43,936
  Other ...............................................................        88,180         85,453
                                                                          -----------    -----------
          Total current liabilities ...................................       639,036        595,096
                                                                          -----------    -----------

Long-Term Debt ........................................................       487,768        441,967

Deferred Tax Liabilities ..............................................        63,648         64,679

Other Long-Term Liabilities ...........................................        74,091         67,011

Minority Interests ....................................................       533,226        517,257

Commitments and Contingencies (See Note 13)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000 shares authorized; no shares
    issued or outstanding in 2003 or 2002 .............................            --             --
  Common stock, $1 par value; 150,000 shares authorized;
    101,815 shares issued in 2003 (101,546 shares issued in 2002) .....       101,815        101,546
  Additional paid-in capital ..........................................       351,644        345,911
  Retained earnings ...................................................       676,204        655,643
  Accumulated other comprehensive income ..............................        (6,066)       (10,435)
  Less - Treasury securities, at cost; 2,384 common shares ............       (29,130)       (29,130)
                                                                          -----------    -----------
          Total stockholders' equity ..................................     1,094,467      1,063,535
                                                                          -----------    -----------
Total Liabilities and Stockholders' Equity ............................   $ 2,892,236    $ 2,749,545
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

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                  2003           2002
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................   $    20,561    $    28,730
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
  Cumulative effect of change in accounting principle .....................         1,154             --
  Depreciation and amortization ...........................................        24,384         21,024
  Minority interests ......................................................        14,907         16,057
  Provision for losses on receivables .....................................           430          5,549
  Gain on disposal of property, plant and equipment .......................        (2,110)        (1,676)
  Foreign currency translation losses (gains) .............................           813           (140)
Changes in operating assets and liabilities:
  Receivables .............................................................       (64,331)        21,820
  Inventories .............................................................       (10,946)         7,881
  Accounts payable ........................................................        (3,297)       (21,993)
  Other current assets and liabilities ....................................        (3,374)       (33,254)
  Other non-current assets and liabilities ................................        (8,150)        (4,593)
                                                                              -----------    -----------

Net cash provided by (used in) operating activities .......................       (29,959)        39,405
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ...........................       (77,769)            --
Purchases of property, plant and equipment ................................       (20,699)       (25,746)
Proceeds from disposal of property, plant and equipment ...................         4,420          4,001
                                                                              -----------    -----------

Net cash used in investing activities .....................................       (94,048)       (21,745)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ..................................        58,758            593
Principal payments of long-term debt ......................................        (1,316)       (14,413)
Net change in short-term borrowings .......................................        19,390         (5,943)
Proceeds from exercise of stock options ...................................         4,253          1,525
                                                                              -----------    -----------

Net cash provided by (used in) financing activities .......................        81,085        (18,238)
                                                                              -----------    -----------

Effect of exchange rate changes on cash ...................................            86           (170)
                                                                              -----------    -----------

Decrease in cash and cash equivalents .....................................       (42,836)          (748)
Cash and cash equivalents at beginning of period ..........................        86,750         44,683
                                                                              -----------    -----------

Cash and cash equivalents at end of period ................................   $    43,914    $    43,935
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ....................................................   $    16,665    $    18,275
Cash paid for income taxes ................................................   $     5,929    $     9,459

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the "Company") were prepared in accordance with U.S. generally accepted accounting principles and all applicable financial statement rules and regulations of the Securities and Exchange Commission (the "Commission") pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included.

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

         Management believes the consolidated condensed financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated. The results of operations for the interim periods presented may not be indicative of results for the fiscal year.

         2. RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated condensed statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amount charged to earnings in the first quarter of 2003 nor the pro forma effect for the three months ended March 31, 2002 (assuming adoption of SFAS No. 143 as of January 1,
2002) were significant to net income or earnings per share amounts.

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

         3. BUSINESS COMBINATION

         On January 29, 2003, M-I acquired certain oilfield chemical assets of Dynea International ("Dynea") for cash consideration of $77.8 million. The acquired operations, which are based in Norway, provide a complete line of oilfield specialty chemicals used to eliminate hydrocarbon flow problems encountered during production and transportation.

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

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 2002. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities (in thousands, except per share data):


                                                                            Three Months Ended
                                                                                March 31,
                                                                        -------------------------
                                                                            2003          2002
                                                                        -----------   -----------
Revenues ............................................................   $   814,445   $   854,389
Income before cumulative effect of change in accounting principle ...        21,813        30,183
Net income ..........................................................        20,659        30,183

Basic:
  Earnings per share before cumulative effect of change in
    accounting principle ............................................   $      0.22   $      0.31
  Earnings per share ................................................          0.21          0.31
Diluted:
   Earnings per share before cumulative effect of change in
     accounting principle ...........................................   $      0.22   $      0.30
   Earnings per share ...............................................          0.21          0.30

         The following schedule summarizes investing activities related to the current year acquisition included in the consolidated statement of cash flows (in thousands):

Fair value of tangible and identifiable intangible assets, net of
   cash acquired ..........................................................   $ 28,607

Goodwill recorded .........................................................     57,116
Total liabilities assumed .................................................     (7,954)
                                                                              --------
Cash paid for acquisition of business, net of cash acquired ...............   $ 77,769
                                                                              ========

         4. OTHER CHARGES

         During the first quarter of 2002, the Company recognized certain other charges totaling $7.9 million, or $3.4 million net of tax and minority interests. The first quarter charge included a $4.3 million provision for losses on receivables in Argentina attributable to local economic events. The provision was necessitated by Argentinean legislation, which required the Company to settle certain U.S. dollar-denominated transactions in pesos. The remainder of the charge related to restructuring efforts undertaken in response to activity-level declines, the primary component of which is severance costs incurred in connection with employee terminations. All such restructuring costs were paid in 2002.

         In the accompanying consolidated condensed statement of operations for the three months ended March 31, 2002, $5.8 million of the charges are included in general and administrative expenses, $1.7 million are reflected in selling expenses with the remainder recorded as cost of revenues.

         5. STOCK SPLIT

         On June 6, 2002, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Stockholders of record as of June 20, 2002 were entitled to the dividend, which was distributed on July 8, 2002. Unless otherwise noted, all prior year share and per share amounts included in the financial statements and related notes have been restated for the effect of the stock split.

         6. EARNINGS PER SHARE

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

                                                              Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------
BASIC EPS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE:

  Income before cumulative effect of change in
    accounting principle ...............................   $    21,715   $    28,730
                                                           ===========   ===========

  Weighted average number of common shares
    outstanding ........................................        99,265        98,840
                                                           ===========   ===========

  Basic EPS before cumulative effect of change in
    accounting  principle...............................   $      0.22   $      0.29
                                                           ===========   ===========

DILUTED EPS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE:

  Income before cumulative effect of change in
    accounting principle ...............................   $    21,715   $    28,730
                                                           ===========   ===========

  Weighted average number of common shares
    outstanding ........................................        99,265        98,840
  Dilutive effect of stock options .....................         1,002           998
                                                           -----------   -----------
                                                               100,267        99,838
                                                           ===========   ===========
  Diluted EPS before cumulative effect of change in
    accounting principle ...............................   $      0.22   $      0.29
                                                           ===========   ===========

         7. INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO"), last-in, first-out ("LIFO") or average cost methods. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                           March 31,      December 31,
                                                              2003              2002
                                                          -----------    --------------
Raw materials .........................................   $    57,011    $       49,880
Work-in-process .......................................        54,976            54,201
Products purchased for resale .........................       160,377           155,202
Finished goods ........................................       411,400           399,252
                                                          -----------    --------------
                                                              683,764           658,535
Reserves to state certain domestic inventories
  (FIFO cost of $272,594 and $265,304 in 2003
  and 2002, respectively) on a LIFO basis .............       (25,004)          (24,047)
                                                          -----------    --------------
                                                          $   658,760    $      634,488
                                                          ===========    ==============

         8. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                           March 31,      December 31,
                                                             2003             2002
                                                          -----------    --------------
Land ..................................................   $    34,047    $       33,412
Buildings .............................................       130,263           125,589
Machinery and equipment ...............................       503,774           506,245
Rental tools ..........................................       283,272           268,134
                                                          -----------    --------------
                                                              951,356           933,380

Less-Accumulated depreciation .........................       427,670           414,160
                                                          -----------    --------------
                                                          $   523,686    $      519,220
                                                          ===========    ==============

         9. GOODWILL AND OTHER INTANGIBLE ASSETS

         The following schedule presents goodwill, net of amortization, on a segment basis as of March 31, 2003 and December 31, 2002 and the related changes in the carrying amount of goodwill (in thousands):

                                                  Oilfield      Distribution
                                                   Segment         Segment      Consolidated
                                                -------------   -------------   -------------
Balance as of December 31, 2002 .............   $     582,786   $      37,289   $     620,075
Goodwill acquired ...........................          57,116              --          57,116
Purchase price and other adjustments ........           1,710             387           2,097
                                                -------------   -------------   -------------
Balance as of March 31, 2003 ................   $     641,612   $      37,676   $     679,288
                                                =============   =============   =============

         The accompanying consolidated condensed balance sheets as of March 31, 2003 and December 31, 2002 include $66.6 million and $60.1 million of intangible assets (net of accumulated amortization of $14.8 million and $13.2 million), respectively, which are classified in other assets. The Company amortizes identifiable intangible assets, generally consisting of patents, trademarks and non-compete agreements, on a straight-line basis over their expected useful lives, which range from three to 27 years.

         10. COMPREHENSIVE INCOME

         Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                             Three Months Ended
                                                 March 31,
                                         -------------------------
                                             2003          2002
                                         -----------   -----------
Net income ...........................   $    20,561   $    28,730
Changes in unrealized fair value
  of derivatives, net ................           406            35
Currency translation adjustments .....         3,963          (467)
                                         -----------   -----------

Comprehensive income .................   $    24,930   $    28,298
                                         ===========   ===========

         As of March 31, 2003, accumulated other comprehensive income in the accompanying consolidated condensed balance sheet includes $5.3 million of cumulative currency translation losses and $3.5 million of cumulative pension liability adjustments, partially offset by $2.7 million of cumulative changes in the unrealized fair value of derivatives.

         11. STOCK-BASED COMPENSATION

         The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of March 31, 2003, 6.0 million shares were issued and outstanding under the program and an additional 3.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

         Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.1 million of related expense in the accompanying consolidated condensed statement of operations for the three month period ended March 31, 2003.

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

         Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share on a diluted basis would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                             Three Months Ended
                                                                March 31,
                                                        --------------------------
                                                            2003           2002
                                                        -----------    -----------
Net income, as reported .............................   $    20,561    $    28,730
  Add:  Stock-based compensation expense included in
    reported income, net of related tax effect ......            68             --
  Less:  Total stock-based compensation expense
    determined under the Black-Scholes option-pricing
    model, net of related tax effect ................        (2,347)        (1,896)
                                                        -----------    -----------
Pro forma net income ................................   $    18,282    $    26,834
                                                        ===========    ===========

Earnings per share:
  As reported:
    Basic ...........................................   $      0.21    $      0.29
    Diluted .........................................          0.21           0.29
  Pro forma:
    Basic ...........................................   $      0.18    $      0.27
    Diluted .........................................          0.18           0.27

         In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion of $0.2 million and $0.1 million of related expense in the accompanying consolidated condensed statements of operations for the three month periods ended March 31, 2003 and 2002, respectively.

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

                                              Three Months Ended
                                                 March 31,
                                         --------------------------
                                             2003           2002
                                         -----------    -----------
Revenues:
  Oilfield Products and Services .....   $   603,560    $   592,870
  Distribution .......................       205,277        234,507
                                         -----------    -----------
                                         $   808,837    $   827,377
                                         ===========    ===========
Operating Income:
  Oilfield Products and Services .....   $    68,933    $    75,939
  Distribution .......................        (4,099)            68
  General corporate ..................        (1,680)        (1,559)
                                         -----------    -----------
                                         $    63,154    $    74,448
                                         ===========    ===========

         13. COMMITMENTS AND CONTINGENCIES

         Standby Letters of Credit and Guarantees

         In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds which totaled approximately $75.0 million at March 31, 2003. Management does not expect any material amounts to be drawn on these instruments. The Company has also provided guarantees for loans related to certain joint ventures accounted for by the equity method of accounting. As the net assets of the joint ventures are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to make payments related to these agreements. The Company's estimated maximum exposure under these contingent guarantees was approximately $12.0 million as of March 31, 2003.

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

         As of March 31, 2003, the Company has established an environmental reserve of approximately $12.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I's former owners to address issues associated with certain provisions of the environmental indemnification provided. In the event that i) M-I's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements of the Company, the notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2002 Annual Report on Form 10-K.

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone drill bits, diamond drill bits, turbine products, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive branch network providing pipe, valves, fittings and mill, safety and other maintenance products.

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

         The year-over-year increase in the worldwide rig count relates to higher North American activity levels, driven by a 22 percent increase in land-based drilling programs. Drilling activity in the United States and Canada is heavily influenced by natural gas fundamentals, as approximately 80 percent of the North American rig count is currently natural gas-directed. A combination of declining production and higher weather-related demand has reduced U.S. natural gas storage levels to nearly 40 percent below the five-year average, which has favorably impacted commodity prices and North American drilling activity. Activity levels in markets outside of North America, which are primarily influenced by crude oil fundamentals, have remained relatively consistent with the prior year and are forecasted to show modest improvement throughout the remainder of 2003. While worldwide activity levels are currently above the average reported in the first quarter of 2002, various factors, including political and regional instabilities, oil and natural gas storage levels, commodity prices and depletion rates, will likely influence drilling activity on a going forward basis. The Company's business outlook, however, is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Further weakness in the global economic environment could result in reduced worldwide drilling activity, adversely impacting the Company's future financial results.

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

                                                                   Three Months Ended March 31,
                                                  -----------------------------------------------------------------
                                                               2003                              2002
                                                  ------------------------------     ------------------------------
                                                    Amount               %             Amount               %
                                                  ------------      ------------     ------------      ------------
     Financial Data:

     Revenues:
       M-I ..................................     $    416,289                52     $    396,656                48
       Smith Bits ...........................           92,239                11           89,478                11
       Smith Services .......................           95,032                12          106,736                13
                                                  ------------      ------------     ------------      ------------
         Oilfield Products and Services .....          603,560                75          592,870                72
       Distribution .........................          205,277                25          234,507                28
                                                  ------------      ------------     ------------      ------------

               Total ........................     $    808,837               100     $    827,377               100
                                                  ============      ============     ============      ============

     Revenues by Area:
       United States ........................     $    367,315                45     $    391,948                47
       Canada ...............................           86,281                11           88,219                11
       Non-North America ....................          355,241                44          347,210                42
                                                  ------------      ------------     ------------      ------------

               Total ........................     $    808,837               100     $    827,377               100
                                                  ============      ============     ============      ============

     Operating Income:
       Oilfield Products and Services .......     $     68,933                11     $     75,939                13
       Distribution .........................           (4,099)               --               68                --
       General corporate ....................           (1,680)                *           (1,559)                *
                                                  ------------      ------------     ------------      ------------

               Total ........................     $     63,154                 8     $     74,448                 9
                                                  ============      ============     ============      ============

     Market Data:

     M-I Average Worldwide Rig Count:
       United States ........................            1,052                42              877                39
       Canada ...............................              455                18              386                17
       Non-North America ....................            1,008                40            1,001                44
                                                  ------------      ------------     ------------      ------------

               Total ........................            2,515               100            2,264               100
                                                  ============      ============     ============      ============

*not meaningful

Oilfield Products and Services Segment

Revenues

         M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division, and it manufactures and markets equipment and services for solids-control, separation, pressure control, rig instrumentation and waste-management through its M-I SWACO division. M-I also provides a complete line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division, acquired in January 2003. M-I's business operations are largely influenced by the number of offshore drilling programs, which are more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. For the three months ended March 31, 2003, M-I's revenues totaled $416.3 million, five percent above the prior year quarter. The year-over-year variance was largely attributable to incremental revenues from acquisitions completed during the past 12-month period, primarily the Dynea Oilfield Chemical transaction finalized on January 29, 2003. Excluding the impact of acquisitions, revenues increased one percent above the prior year quarter reflecting new contract awards and increased customer activity in certain Eastern Hemisphere markets, primarily the Commonwealth of Independent States and West Africa. Western Hemisphere revenues were slightly below the prior year as the effect of a reduced number of U.S. offshore drilling programs and lower activity levels in certain areas of Latin America was partially offset by incremental revenues associated with increased North American land-based drilling activity.

         Smith Bits designs, manufactures and sells three three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Smith Bits reported revenues of $92.2 million for the first quarter of 2003, an increase of three percent from the comparable prior year period. The period-to-period comparison was affected by the sale of several large Eastern Hemisphere export orders during the prior year quarter, which did not recur in the first quarter of 2003, as well as the acquisition of two business operations during the latter half of 2002. Excluding the impact of these items, Smith Bits' revenues increased approximately five percent over the prior year period, attributable to improved North American drilling activity.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. For the three months ended March 31, 2003, Smith Services' revenues totaled $95.0 million, 11 percent below the prior year quarter. The majority of the year-over-year revenue decline related to the more than 40 percent reduction in demand for tubular products in the United States, primarily drill pipe. The remainder of the decline relates to reduced customer spending for completion products and services in certain markets in Latin America and West Africa.

Operating Income

         Operating income for the Oilfield Products and Services segment was $68.9 million, a nine percent decline from the prior year quarter. Segment operating margins were 11.4 percent for the first quarter of 2003, 1.4 percentage points below the level reported in the prior year quarter. The year-over-year decline in segment operating income primarily reflected inclusion of higher operating expenses, partially offset by increased gross profit attributable to the improved revenue volumes. Incremental expenses related to five operations acquired over the past 12-month period, higher costs associated with U.S. medical and casualty insurance programs and increased employee profit-sharing accruals accounted for the reported operating expense increase. The year-over-year comparison was also impacted by the recognition of $7.0 million in charges, primarily related to receivable write-downs in Argentina and employee termination costs, in the first quarter of 2002 which did not recur. Excluding the effect of these charges, operating margins declined 2.6 percentage points from the prior year quarter.

Distribution Segment

Revenues

         Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. Wilson reported revenues of $205.3 million for the first quarter of 2003, 12 percent below the prior year quarter. Over 70 percent of the revenue variance was reported in Wilson's U.S. industrial and downstream operations attributable to lower spending on major maintenance programs and projects by engineering and construction, refining and petrochemical customers. To a lesser extent, the year-over-year revenue comparison was impacted by reduced tubular product sales in Canada as certain customers now purchase tubular goods directly from the manufacturer.

Operating Income

         Operating income for the Distribution segment decreased $4.2 million from the amount reported in the first quarter of 2002. The operating income variance reflects lower gross profit associated with the reported revenue decline, partially offset by a reduction in variable-based operating expenses. As a percentage of revenues, operating income decreased two percentage points from the prior year quarter, as lower sales volumes impacted coverage of fixed sales and administrative support costs.

Consolidated Results

         For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                                       Three Months Ended March 31,
                                                                       ----------------------------------------------------------
                                                                                   2003                            2002
                                                                       ---------------------------     --------------------------
                                                                          Amount             %            Amount            %
                                                                       ------------      ---------     ------------     ---------

Revenues .........................................................     $    808,837            100     $    827,377           100
                                                                       ------------      ---------     ------------     ---------

Gross profit .....................................................          238,343             29          241,502            29

Operating expenses ...............................................          175,189             21          167,054            20
                                                                       ------------      ---------     ------------     ---------

Operating income .................................................           63,154              8           74,448             9
Interest expense, net ............................................            9,692              1           10,016             1
                                                                       ------------      ---------     ------------     ---------

Income before income taxes, minority interests and cumulative
  effect of change in accounting principle .......................           53,462              7           64,432             8
Income tax provision .............................................           16,840              2           19,645             2
                                                                       ------------      ---------     ------------     ---------

Income before minority interests and cumulative effect of
 change in accounting principle ..................................           36,622              5           44,787             6
Minority interests ...............................................           14,907              2           16,057             2
                                                                       ------------      ---------     ------------     ---------

Income before cumulative effect of change in accounting
 principle .......................................................           21,715              3           28,730             4

Cumulative effect of change in accounting principle ..............           (1,154)            --               --            --
                                                                       ------------      ---------     ------------     ---------

Net income .......................................................     $     20,561              3     $     28,730             4
                                                                       ============      =========     ============     =========

         Consolidated revenues were $808.8 million for the first quarter of 2003, two percent below the prior year period. The year-over-year comparison was impacted by the inclusion of revenues from five acquisitions completed during the prior 12-month period. Excluding the impact of acquired operations, base revenues fell five percent from the first quarter of 2002, with revenue declines experienced in both the Oilfield and Distribution segments. Approximately 70 percent of the base revenue decline was reported in the Distribution operations associated with a significant decline in customer spending levels in the industrial and downstream market. The base revenue reduction in the Oilfield segment resulted from lower demand for tubular goods in the United States and a reduction in the level of Eastern Hemisphere export orders, partially offset by incremental revenues associated with improved North American activity levels.

         Gross profit totaled $238.3 million for the first quarter of 2003, approximately one percent below the prior year period. The decrease in gross profit reflects the lower sales volumes experienced in the Company's Distribution segment. Gross profit margins for the period were 29 percent of revenues, comparable with the levels reported in the prior year quarter due, in part, to a favorable shift in revenue mix. The impact of the increased proportion of consolidated revenues generated in the Oilfield segment, which traditionally generate higher gross profit margins than the Distribution operations, served to offset the minimal margin deterioration reported in the Oilfield segment.

         Operating expenses, consisting of selling, general and administrative expenses, increased $8.1 million from the prior year period. Over half of the variance relates to incremental expenses associated with operations acquired during the past 12-month period. To a lesser extent, higher costs associated with U.S. medical and casualty insurance programs and increased employee profit-sharing amounts resulting from reported profitability levels contributed to the period-to-period increase. The reported increase in operating expenses was impacted by the inclusion of $7.5 million of charges, primarily for receivable write-offs in Argentina and employee termination costs recognized in the prior year period which did not recur.

         Net interest expense, which represents interest expense less interest income, equaled $9.7 million in the first quarter of 2003. Net interest expense decreased $0.3 million from the prior year period as excess cash flow was utilized to repay outstanding borrowings under revolving credit facilities, resulting in a $35.0 million reduction in average debt levels.

         The effective tax rate for the first quarter approximated 32 percent, which is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate increased one percentage point above the first quarter of 2002, reflecting the lower proportion of M-I U.S. partnership earnings and, to a lesser extent, an unfavorable shift in the geographic mix of pre-tax income toward higher rate jurisdictions.

         Minority interests reflect the portion of the results of majority-owned operations, which are applicable to the minority interest partners. Minority interests was $1.2 million below amounts reported in the prior year quarter due to the lower profitability reported in the M-I operations.

         The cumulative effect of change in accounting principle represents the impact of adopting Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which was effective January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 2003, cash and cash equivalents equaled $43.9 million. For the first quarter of 2003, the Company's operations utilized $30.0 million of cash flow which compared to the $39.4 million generated in the prior year period. The current year improvement in North American activity levels has resulted in higher working capital levels, particularly the required investment in accounts receivable and inventories, in contrast to the prior year quarter when declining activity favorably impacted these working capital accounts.

         During the first quarter of 2003, cash flows used in investing activities totaled $94.0 million, consisting of amounts required to fund acquisitions and, to a lesser extent, capital expenditures. During the period, the Company acquired the oilfield chemical assets of Dynea International in exchange for cash consideration of $77.8 million. The Company also invested $16.2 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. The level of cash used for investing activities increased from the prior year period, with the variance related to current year acquisition funding.

         In the first three months of 2003, cash flows from operations were not sufficient to fund investing activities, resulting in a $76.8 million increase in outstanding debt levels. Cash flows provided by financing activities, which totaled $81.1 million for the three months ended March 31, 2003, were also impacted by proceeds from the exercise of stock options, which equaled $4.3 million during the period.

         The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of March 31, 2003, the Company had $344.4 million of funds available under U.S. revolving credit facilities to fund future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside the United States, which are generally used to finance local operating needs. At March 31, 2003, borrowing capacity of $42.8 million was available under the non-U.S. borrowing facilities.

         External sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of March 31, 2003, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Commitments and Contingencies

         Standby Letters of Credit and Guarantees

         In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds which totaled approximately $75.0 million at March 31, 2003. Management does not expect any material amounts to be drawn on these instruments. The Company has also provided guarantees for loans related to certain joint ventures accounted for by the equity method of accounting. As the net assets of the joint ventures are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to make payments related to these agreements. The Company's estimated maximum exposure under these contingent guarantees was approximately $12.0 million as of March 31, 2003.

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

         As of March 31, 2003, the Company has established an environmental reserve of approximately $12.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I's former owners to address issues associated with certain provisions of the environmental indemnification provided. In the event that i) M-I's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

Critical Accounting Policies and Estimates

         The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2002 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management's most significant judgments and estimates. There have been no material changes in these critical accounting policies.

Recent Accounting Pronouncements

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated condensed statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amount charged to earnings in the first quarter of 2003 nor the pro forma effect for the three months ended March 31, 2002 (assuming adoption of SFAS No. 143 as of January 1,
2002) were significant to net income or earnings per share amounts.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

         The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company's Annual Report on Form 10-K.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         (b)      Reports on Form 8-K

         The Registrant filed reports on Form 8-K during the quarterly period ended March 31, 2003. All filings were reported under "Item 5. Other Events" and disclosed the following:

                  1. Form 8-K dated January 29, 2003 relating to a press release announcing the acquisition of the oilfield chemical operations of Dynea International.

                  2. Form 8-K dated January 30, 2003 relating to a press release announcing the Company's results for the quarter and year ended December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SMITH INTERNATIONAL, INC.
                                             Registrant



Date: May 15, 2003                           By: /s/ DOUG ROCK
     ------------------------------             --------------------------------
                                                Doug Rock
                                                Chairman of the Board, Chief
                                                Executive Officer, President and
                                                Chief Operating Officer



Date: May 15, 2003                           By: /s/ MARGARET K. DORMAN
     -------------------------------             -------------------------------
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


Date: May 15, 2003                           /s/ DOUG ROCK
      ---------------------------------      -----------------------------------
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




Date: May 15, 2003                         /s/ MARGARET K. DORMAN
      ----------------------------         -------------------------------------
                                           Margaret K. Dorman
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

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