Form 10-Q
period 2003-06-30
SMITH INTERNATIONAL INC
filed 2003-08-14
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant's common stock as of August 11, 2003 was 100,084,966.

                                      INDEX



                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Months and Six Months ended June 30, 2003 and 2002...................................          1

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  As of June 30, 2003 and December 31, 2002..........................................................          2

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Six Months ended June 30, 2003 and 2002....................................................          3

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...............................................          4


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............         12


         ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES...............................................         21


         ITEM 4.  CONTROLS AND PROCEDURES............................................................................         21


PART II - OTHER INFORMATION


         ITEMS 1-4...................................................................................................         22

         ITEMS 5-6...................................................................................................         23


SIGNATURES...........................................................................................................         24


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                    ----------------------------    ----------------------------
                                                                        2003            2002            2003            2002
                                                                    ------------    ------------    ------------    ------------

Revenues ........................................................   $    877,657    $    801,038    $  1,686,494    $  1,628,415

Costs and expenses:
    Costs of revenues ...........................................        615,747         564,783       1,186,241       1,150,658
    Selling expenses ............................................        142,839         127,753         279,967         258,812
    General and administrative expenses .........................         39,654          34,622          77,715          70,617
                                                                    ------------    ------------    ------------    ------------

        Total costs and expenses ................................        798,240         727,158       1,543,923       1,480,087
                                                                    ------------    ------------    ------------    ------------

Operating income ................................................         79,417          73,880         142,571         148,328

Interest expense ................................................         10,902          10,566          21,174          20,988
Interest income .................................................           (522)           (674)         (1,102)         (1,080)
                                                                    ------------    ------------    ------------    ------------

Income before income taxes, minority interests and
    cumulative effect of change in accounting principle .........         69,037          63,988         122,499         128,420

Income tax provision ............................................         22,314          19,306          39,154          38,951

Minority interests ..............................................         16,823          17,760          31,730          33,817
                                                                    ------------    ------------    ------------    ------------

Income before cumulative effect of change in accounting
    principle ...................................................         29,900          26,922          51,615          55,652

Cumulative effect of change in accounting principle .............             --              --          (1,154)             --
                                                                    ------------    ------------    ------------    ------------

Net income ......................................................   $     29,900    $     26,922    $     50,461    $     55,652
                                                                    ============    ============    ============    ============


Basic:
    Earnings per share before cumulative effect of change in
        accounting principle ....................................   $       0.30    $       0.27    $       0.52    $       0.56
    Cumulative effect of change in accounting principle .........             --              --           (0.01)             --
                                                                    ------------    ------------    ------------    ------------
    Earnings per share ..........................................   $       0.30    $       0.27    $       0.51    $       0.56
                                                                    ============    ============    ============    ============

Diluted:
    Earnings per share before cumulative effect of change in
        accounting principle ....................................   $       0.30    $       0.27    $       0.51    $       0.56
    Cumulative effect of change in accounting principle .........             --              --           (0.01)             --
                                                                    ------------    ------------    ------------    ------------
    Earnings per share ..........................................   $       0.30    $       0.27    $       0.50    $       0.56
                                                                    ============    ============    ============    ============

Weighted average shares outstanding:
    Basic .......................................................         99,736          98,944          99,501          98,892
    Diluted .....................................................        100,892         100,272         100,579         100,071

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)



                                                                                   June 30,      December 31,
                                                                                     2003            2002
                                                                                 ------------    ------------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ................................................   $     43,841    $     86,750
    Receivables, net .........................................................        755,009         633,918
    Inventories, net .........................................................        700,804         634,488
    Deferred tax assets, net .................................................         24,347          25,403
    Prepaid expenses and other ...............................................         54,834          46,355
                                                                                 ------------    ------------
        Total current assets .................................................      1,578,835       1,426,914
                                                                                 ------------    ------------

Property, Plant and Equipment, net ...........................................        528,442         519,220

Goodwill, net ................................................................        679,372         620,075

Other Assets .................................................................        195,690         183,336
                                                                                 ------------    ------------
Total Assets .................................................................   $  2,982,339    $  2,749,545
                                                                                 ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt ..............   $    166,923    $    159,692
    Accounts payable .........................................................        309,640         256,069
    Accrued payroll costs ....................................................         52,709          49,946
    Income taxes payable .....................................................         51,439          43,936
    Other ....................................................................         86,438          85,453
                                                                                 ------------    ------------
        Total current liabilities ............................................        667,149         595,096
                                                                                 ------------    ------------

Long-Term Debt ...............................................................        472,149         441,967

Deferred Tax Liabilities .....................................................         68,829          64,679

Other Long-Term Liabilities ..................................................         75,563          67,011

Minority Interests ...........................................................        551,443         517,257

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
        issued or outstanding in 2003 or 2002 ................................             --              --
    Common stock, $1 par value; 150,000 shares authorized; 102,461 shares
        issued in 2003 (101,546 shares issued in 2002) .......................        102,461         101,546
    Additional paid-in capital ...............................................        366,062         345,911
    Retained earnings ........................................................        706,104         655,643
    Accumulated other comprehensive income ...................................          1,709         (10,435)
    Less - Treasury securities, at cost; 2,384 common shares .................        (29,130)        (29,130)
                                                                                 ------------    ------------
           Total stockholders' equity ........................................      1,147,206       1,063,535
                                                                                 ------------    ------------
Total Liabilities and Stockholders' Equity ...................................   $  2,982,339    $  2,749,545
                                                                                 ============    ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                    Six Months Ended
                                                                                       June 30,
                                                                              ----------------------------
                                                                                  2003             2002
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................   $     50,461    $     55,652
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Cumulative effect of change in accounting principle ...................          1,154              --
    Depreciation and amortization .........................................         49,941          43,200
    Minority interests ....................................................         31,730          33,817
    Provision for losses on receivables ...................................            898           6,110
    Gain on disposal of property, plant and equipment .....................         (5,046)         (3,730)
    Foreign currency translation losses (gains) ...........................            667          (1,021)
Changes in operating assets and liabilities:
    Receivables ...........................................................       (109,643)         40,560
    Inventories ...........................................................        (55,773)         24,599
    Accounts payable ......................................................         47,522         (47,678)
    Other current assets and liabilities ..................................         13,288         (35,828)
    Other non-current assets and liabilities ..............................         (7,474)         (2,680)
                                                                              ------------    ------------

Net cash provided by operating activities .................................         17,725         113,001
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ...........................        (78,007)         (5,049)
Purchases of property, plant and equipment ................................        (45,871)        (50,630)
Proceeds from disposal of property, plant and equipment ...................         12,072          10,644
                                                                              ------------    ------------

Net cash used in investing activities .....................................       (111,806)        (45,035)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ..................................         58,855             706
Principal payments of long-term debt ......................................        (30,722)        (53,365)
Net change in short-term borrowings .......................................          8,182          (1,053)
Proceeds from exercise of stock options ...................................         14,616           2,293
Distribution to minority interest partner .................................             --         (15,600)
                                                                              ------------    ------------

Net cash provided by (used in) financing activities .......................         50,931         (67,019)
                                                                              ------------    ------------

Effect of exchange rate changes on cash ...................................            241             350
                                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents ..........................        (42,909)          1,297
Cash and cash equivalents at beginning of period ..........................         86,750          44,683
                                                                              ------------    ------------

Cash and cash equivalents at end of period ................................   $     43,841    $     45,980
                                                                              ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ....................................................   $     21,046    $     21,339
Cash paid for income taxes ................................................   $     23,812    $     23,736

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the "Company") were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the "Commission") pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated condensed statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amount charged to earnings in 2003 nor the pro forma effect for the three-month and six-month periods ended June 30, 2002 (assuming adoption of SFAS No. 143 as of January 1, 2002) were significant to net income or earnings per share amounts.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

3. BUSINESS COMBINATIONS

During the six months ended June 30, 2003, the Company completed two acquisitions for aggregate cash consideration of $78.0 million. The consideration primarily relates to M-I's purchase of certain oilfield chemical assets of Dynea International ("Dynea"), which was acquired for $77.8 million. The Dynea operations, based in Norway, provide a complete line of oilfield specialty chemicals used to eliminate hydrocarbon flow problems encountered during production and transportation.

These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill in the amount of $57.2 million. The purchase price allocations related to these acquisitions are based upon preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company's consolidated condensed financial statements.

4. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Certain outstanding employee stock options were not included in the computation of diluted earnings per common share for the three-month and six-month periods ended June 30, 2002, as the exercise price was greater than the average market price for the Company's stock during the corresponding periods. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                   -----------------------------------    -----------------------------------
                                                        2003               2002                2003               2002
                                                   ----------------   ----------------   ----------------   ----------------
BASIC EPS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE:
  Income before cumulative effect of change
    in accounting principle ....................   $         29,900   $         26,922   $         51,615   $         55,652
                                                   ================   ================   ================   ================


  Weighted average number of common
    shares outstanding .........................             99,736             98,944             99,501             98,892
                                                   ================   ================   ================   ================

  Basic EPS before cumulative effect of
    change in accounting principle .............   $           0.30   $           0.27   $           0.52   $           0.56
                                                   ================   ================   ================   ================

DILUTED EPS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE:
  Income before cumulative effect of change
    in accounting principle ....................   $         29,900   $         26,922   $         51,615   $         55,652
                                                   ================   ================   ================   ================

  Weighted average number of common
    shares outstanding .........................             99,736             98,944             99,501             98,892
  Dilutive effect of stock options .............              1,156              1,328              1,078              1,179
                                                   ================   ================   ================   ================
                                                            100,892            100,272            100,579            100,071
                                                   ================   ================   ================   ================

  Diluted EPS before cumulative effect of
    change in accounting principle .............   $           0.30   $           0.27   $           0.51   $           0.56
                                                   ================   ================   ================   ================

5. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                                June 30,      December 31,
                                                                                  2003            2002
                                                                              ------------    ------------

Raw materials .............................................................   $     62,036    $     49,880
Work-in-process ...........................................................         61,679          54,201
Products purchased for resale .............................................        170,280         155,202
Finished goods ............................................................        431,392         399,252
                                                                              ------------    ------------
                                                                                   725,387         658,535
Reserves to state certain domestic inventories (cost of $275,952
  and $265,304 in 2003 and 2002, respectively) on a LIFO basis ............        (24,583)        (24,047)
                                                                              ------------    ------------
                                                                              $    700,804    $    634,488
                                                                              ============    ============

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                      June 30,     December 31,
                                                                        2003          2002
                                                                    ------------   ------------

Land ............................................................   $     33,995   $     33,412
Buildings .......................................................        131,621        125,589
Machinery and equipment .........................................        503,642        506,245
Rental tools ....................................................        307,952        268,134
                                                                    ------------   ------------
                                                                         977,210        933,380

Less-accumulated depreciation ...................................        448,768        414,160
                                                                    ------------   ------------
                                                                    $    528,442   $    519,220
                                                                    ============   ============

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

                                                  Oilfield     Distribution
                                                  Segment         Segment     Consolidated
                                                ------------   ------------   ------------
                                                              (in thousands)
Balance as of December 31, 2002 .............   $    582,786   $     37,289   $    620,075
Goodwill acquired ...........................         57,116             95         57,211
Purchase price and other adjustments ........          1,699            387          2,086
                                                ------------   ------------   ------------
Balance as of June 30, 2003 .................   $    641,601   $     37,771   $    679,372
                                                ============   ============   ============

Additionally, the Other Assets balance reflected in the accompanying consolidated condensed balance sheets includes $64.9 million and $60.1 million of intangible assets (net of accumulated amortization of $16.7 million and $13.2 million) as of June 30, 2003 and December 31, 2002, respectively. The Company amortizes identifiable intangible assets, generally consisting of patents, trademarks and non-compete agreements, on a straight-line basis over their expected useful lives, which range from three to 27 years.

8. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                          ---------------------------   ---------------------------
                                                              2003           2002          2003           2002
                                                          ------------   ------------   ------------   ------------

Net income ............................................   $     29,900   $     26,922   $     50,461   $     55,652
Changes in unrealized fair value of
  derivatives, net ....................................            667          1,750          1,073          1,785
Currency translation adjustments ......................          7,108         10,649         11,071         10,182
                                                          ------------   ------------   ------------   ------------

Comprehensive income ..................................   $     37,675   $     39,321   $     62,605   $     67,619
                                                          ============   ============   ============   ============


As of June 30, 2003, accumulated other comprehensive income in the accompanying consolidated condensed balance sheet includes $1.8 million of cumulative currency translation gains and $3.4 million of cumulative changes in the unrealized fair value of derivatives, partially offset by $3.5 million of cumulative pension liability adjustments.

9. STOCK-BASED COMPENSATION

The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of June 30, 2003, 5.3 million shares were issued and outstanding under the program and an additional 3.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion in the accompanying consolidated condensed statement of operations of $0.1 million of related expense for each of the three month periods ended June 30, 2003 and 2002 and $0.2 million and $0.1 million of related expense for the six month periods ended June 30, 2003 and 2002, respectively.

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

Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share on a diluted basis would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                          ----------------------------    ----------------------------
                                                              2003           2002             2003            2002
                                                          ------------    ------------    ------------    ------------
Net income, as reported ...............................   $     29,900    $     26,922    $     50,461    $     55,652
  Add:  Stock-based compensation expense
    included in reported income, net of related
    tax effect ........................................             68              46             137              46
  Less:  Total stock-based compensation
    expense determined under the Black-
    Scholes option-pricing model, net of
    related tax effect ................................         (2,347)         (1,942)         (4,694)         (3,837)
                                                          ------------    ------------    ------------    ------------
Net income, pro forma .................................   $     27,621    $     25,026    $     45,904    $     51,861
                                                          ============    ============    ============    ============


Earnings per share:
  As reported:
    Basic .............................................   $       0.30    $       0.27    $       0.51    $       0.56
    Diluted ...........................................           0.30            0.27            0.50            0.56
  Pro forma:
    Basic .............................................   $       0.28    $       0.25    $       0.46    $       0.52
    Diluted ...........................................           0.27            0.25            0.46            0.52

In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion in the accompanying consolidated condensed statements of operations of $0.2 million and $0.1 million of related expense for the three month periods ended June 30, 2003 and 2002, respectively, and $0.3 million of related expense for each of the six month periods ended June 30, 2003 and 2002.

10. INDUSTRY SEGMENTS

The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company aggregates its operations into two reportable segments: Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of three business units: M-I, Smith Bits and Smith Services. The Distribution segment includes the Wilson business unit. The following table presents financial information for each reportable segment and geographical revenues on a consolidated basis (in thousands):

                                                              Three Months Ended              Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                             2003             2002            2003            2002
                                                          ------------    ------------    ------------    ------------
Revenues:
   Oilfield Products and Services .....................   $    659,121    $    583,658    $  1,262,681    $  1,176,528
   Distribution .......................................        218,536         217,380         423,813         451,887
                                                          ------------    ------------    ------------    ------------
                                                          $    877,657    $    801,038    $  1,686,494    $  1,628,415
                                                          ============    ============    ============    ============
Revenues by Area:
   United States ......................................   $    392,146    $    384,933    $    759,461    $    776,881
   Canada .............................................         71,353          62,130         157,634         150,349
   Non-North America ..................................        414,158         353,975         769,399         701,185
                                                          ------------    ------------    ------------    ------------
                                                          $    877,657    $    801,038    $  1,686,494    $  1,628,415
                                                          ============    ============    ============    ============
Operating Income:
   Oilfield Products and Services .....................   $     81,590    $     76,376    $    150,523    $    152,315
   Distribution .......................................           (478)           (881)         (4,577)           (813)
   General corporate ..................................         (1,695)         (1,615)         (3,375)         (3,174)
                                                          ------------    ------------    ------------    ------------
                                                          $     79,417    $     73,880    $    142,571    $    148,328
                                                          ============    ============    ============    ============

11. COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. The majority of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which re-insure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which the related liabilities are reflected in the accompanying consolidated condensed balance sheets, the Company is contingently liable for approximately $35.4 million of standby letters of credit and bid, performance and surety bonds at June 30, 2003. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided guarantees for loans related to certain joint ventures accounted for by the equity method of accounting. As the net assets of the joint ventures are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to make payments related to these agreements. The Company's estimated maximum exposure under these loan guarantees approximated $12.4 million as of June 30, 2003.

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

As of June 30, 2003, the Company has established an environmental reserve of approximately $12.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I's former owners to address issues associated with certain provisions of the environmental indemnification provided. In the event that i) M-I's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

ITEM. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Company's 2002 Annual Report on Form 10-K.

COMPANY PRODUCTS AND OPERATIONS

The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, turbine products, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive branch network providing pipe, valves, fittings and mill, safety and other maintenance products.

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

The Company's operations are largely driven by the level of exploration and production ("E&P") spending in major energy-producing regions around the world and the depth and complexity of these projects. Although spending is largely influenced by commodity prices, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the general financial condition of independent E&P companies and the overall level of global economic growth and activity. Capital investment by energy companies is largely divided between two markets which vary in terms of business drivers and volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with over 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over 70 percent of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan.

Although over half of the Company's consolidated revenues were generated in North America during the second quarter of 2003, Smith's profitability is largely dependent upon business levels in markets outside of North America, including Europe/Africa and Latin America. The Distribution segment, which accounts for approximately one-quarter of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 61 percent of the Company's second quarter 2003 revenues were generated outside of North America.

MARKET AND INDUSTRY ACTIVITY

The worldwide rig count is currently 15 percent above year-end 2002 levels, driven by a strong rebound in U.S. land-based drilling. The significant increase in U.S. drilling activity has resulted in record natural gas injections during the second quarter of 2003, favorably impacting storage levels which have recovered to within ten percent of their five-year historical average. Higher levels of gas storage have placed downward pressure on prices, which are currently 15 percent below the average level experienced in the first half of 2003. In addition to the potential impact from declining commodity prices, continued asset rationalization by major multinational oil companies and operational curtailments in the Gulf of Mexico due to tropical weather disturbances could effect near-term exploration and production spending. Overall, the Company's business outlook is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Changes in the global economic environment could impact worldwide drilling activity and future financial results of the Company.

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

                                                Three Months Ended June 30,                  Six Months Ended June 30,
                                       -----------------------------------------   ---------------------------------------------
                                               2003                  2002                  2003                    2002
                                       -------------------   -------------------   --------------------   ----------------------
                                        Amount        %       Amount        %        Amount         %       Amount          %
                                       ---------    ------   ---------    ------   -----------    -----   -----------    -------
FINANCIAL DATA:

Revenues:
  M-I ...............................  $ 460,386        52   $ 401,642        50   $   876,675       52   $   798,298         49
  Smith Bits ........................     96,506        11      77,146        10       188,745       11       166,624         10
  Smith Services ....................    102,229        12     104,870        13       197,261       12       211,606         13
                                       ---------    ------   ---------    ------   -----------    -----   -----------    -------
    Oilfield Products and Services ..    659,121        75     583,658        73     1,262,681       75     1,176,528         72
  Distribution ......................    218,536        25     217,380        27       423,813       25       451,887         28
                                       ---------    ------   ---------    ------   -----------    -----   -----------    -------

          Total .....................  $ 877,657       100   $ 801,038       100   $ 1,686,494      100   $ 1,628,415        100
                                       =========    ======   =========    ======   ===========    =====   ===========    =======

Revenues by Area:
  United States .....................  $ 392,146        45   $ 384,933        48   $   759,461       45   $   776,881         48
  Canada ............................     71,353         8      62,130         8       157,634        9       150,349          9
  Non-North America .................    414,158        47     353,975        44       769,399       46       701,185         43
                                       ---------    ------   ---------    ------   -----------    -----   -----------    -------

          Total .....................  $ 877,657       100   $ 801,038       100   $ 1,686,494      100   $ 1,628,415        100
                                       =========    ======   =========    ======   ===========    =====   ===========    =======

Operating Income:
  Oilfield Products and Services ....  $  81,590        12   $  76,376        13   $   150,523       12   $   152,315         13
  Distribution ......................       (478)        *        (881)        *        (4,577)       *          (813)         *
  General Corporate .................     (1,695)        *      (1,615)        *        (3,375)       *        (3,174)         *
                                       ---------    ------   ---------    ------   -----------    -----   -----------    -------

          Total .....................  $  79,417         9   $  73,880         9   $   142,571        8   $   148,328          9
                                       =========    ======   =========    ======   ===========    =====   ===========    =======

MARKET DATA:

M-I Average Worldwide Rig Count:
  United States .....................      1,223        50         940        46         1,138       46           909         42
  Canada ............................        189         8         144         7           322       13           265         12
  Non-North America .................      1,047        42         981        47         1,027       41           991         46
                                       ---------    ------   ---------    ------   -----------    -----   -----------    -------

          Total .....................      2,459       100       2,065       100         2,487      100         2,165        100
                                       =========    ======   =========    ======   ===========    =====   ===========    =======

Average Commodity Prices:
  Crude Oil ($/Bbl) (1) .............  $   28.95             $   26.24             $     31.48            $     23.94
  Natural Gas ($/mcf) (2) ...........  $    5.37             $    3.13             $      5.75            $      2.73


(1) Average West Texas Intermediate ("WTI") spot closing prices.

(2) Average weekly composite spot U.S. wellhead prices.

*not meaningful

Oilfield Products and Services Segment

Revenues

M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M.I's SWACO division manufactures and markets equipment and services for solids-control, separation, pressure control, rig instrumentation and waste-management. M-I also provides a complete line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division, acquired in January 2003. The M-I operations account for the largest proportion of the Company's Oilfield segment revenues and are significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 15 percent of the revenue base. U.S. offshore drilling programs, which account for five percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I's revenues totaled $460.4 million for the second quarter of 2003, 15 percent above the prior year period. Excluding the impact of acquisitions completed over the past year, revenues increased nine percent. The base revenue growth was primarily generated in markets outside of North America reflecting increased customer activity in Europe/Africa, which contributed to higher sales of synthetic fluids, and new contract awards in the Middle East region. For the six-month period, M-I reported revenues of $876.7 million, a ten percent increase over the amounts reported in the first half of 2002. The revenue growth was split relatively equally between acquisitions and internal growth. The majority of the base revenue increase was reported in the international markets, specifically Latin America, the Former Soviet Union and the Middle East region, reflecting increased demand for synthetic drilling and completion fluid products.

Smith Bits designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for Smith Bits correlate more closely to the rig count than any of the Company's other operations. Smith Bits reported revenues of $96.5 million for the second quarter of 2003, an increase of 25 percent over the comparable prior-year period. The year-over-year comparison was influenced by incremental revenues from acquisitions completed in the latter half of 2002 and several large international export orders. Excluding the effect of these items, petroleum drill bit base revenues were approximately 17 percent above the level reported in the second quarter of 2002, reflecting the year-over-year change in worldwide rig activity. The majority of the base revenue growth was reported in North America where a 30 percent increase in drilling activity impacted sales of petroleum three-cone bits. For the six-month period, Smith Bits reported revenues of $188.7 million, a 13 percent increase over the comparable period of 2002. Excluding the effect of acquisitions, base revenues were approximately six percent above the first half of 2002 due to higher North American drilling activity. Lower sales in markets outside North America attributable, in part, to reduced international export orders served to offset the revenue improvement reported in the United States and Canada.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended June 30, 2003, Smith Services' revenues totaled $102.2 million, three percent below the prior year quarter. The revenue decline from the prior year was reported in Europe/Africa and Latin America reflecting reduced customer spending for remedial products and services associated with lower activity levels in the related markets. North American revenues were relatively consistent with amounts reported in the second quarter of 2002 as higher sales volumes associated with the increase in land-based drilling programs were offset by a more than 40 percent reduction in drill pipe product sales, which are not highly correlated to drilling activity. For the first half of 2003, Smith Services reported revenues of $197.3 million, a seven percent decrease from the comparable prior year period. The revenue decline related to the reduction in U.S. drill pipe product sales, which were less than one-half of the amount reported in the prior year period. Excluding the impact of drill pipe sales, revenues were comparable to the first half of 2002, as the effect of increased sales volumes attributable to the higher North American activity levels were offset by the impact of reduced customer activity in the North Sea and certain Latin American markets, which influenced sales of remedial and completion products and services.

Operating Income

Operating income for the Oilfield Products and Services segment was $81.6 million or 12.4 percent of revenues in the second quarter of 2003. Segment operating margins declined approximately one percentage point from both the prior year quarter and first six months of 2002. The operating margins were influenced by increased investment in people and infrastructure to support business expansion. To a lesser extent, an unfavorable shift in business mix from higher-margin product lines and geographic areas to products and regions with lower comparable margins impacted Oilfield segment margins, as pricing has remained relatively consistent. On an absolute dollar basis, operating income was $5.2 million above the prior year quarter as higher revenue volumes favorably impacted the segment's reported gross profit. For the six-month period, the shift in product and geographic revenue mix discussed above combined with the reported operating expense growth contributed to the reduction in segment operating income.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with approximately 95 percent of Wilson's second quarter 2003 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is effected by changes in crude oil and natural gas prices as well as the general U.S. economic environment. Wilson reported revenues of $218.5 million for the second quarter of 2003, relatively consistent with the prior year quarter. Increased energy branch sales associated with improved North American activity levels were largely offset by reduced spending in the industrial sector, primarily by engineering and construction and petrochemical customers. In the first six months of 2003, Wilson reported revenues totaling $423.8 million, a decline of six percent from the first half of 2002. The revenue variance from the prior year period reflects lower spending in the industrial customer base, including engineering and construction, refining and petrochemical operations. To a lesser extent, the six-month revenue comparison was impacted by reduced tubular product sales in Canada as certain customers began purchasing tubular goods directly from the manufacturer.

Operating Income

Operating income for the Distribution segment increased $0.4 million from the amount reported in the prior year quarter, reducing the segment operating loss to $0.5 million in the second quarter of 2003. The operating income variance reflects increased gross profit primarily associated with a favorable shift in product mix in the energy branch operations, partially offset by higher variable-based operating expenses. On a year-to-date basis, segment operating income declined $3.8 million from the amount reported in the first six months of 2002. The decrease reflects lower gross profit related to the reduction in industrial distribution revenues.

Consolidated Results

For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                               Three Months Ended June 30,                      Six Months Ended June 30,
                                       --------------------------------------------   ---------------------------------------------
                                              2003                     2002                    2003                    2002
                                       --------------------   ---------------------   ---------------------   ---------------------
                                        Amount         %        Amount         %        Amount         %        Amount         %
                                       ---------    -------   -----------    ------   -----------    ------   -----------    ------
Revenues ...........................   $ 877,657        100   $   801,038       100   $ 1,686,494       100   $ 1,628,415       100
                                       ---------    -------   -----------    ------   -----------    ------   -----------    ------

Gross profit .......................     261,910         30       236,255        29       500,253        30       477,757        29

Operating expenses .................     182,493         21       162,375        20       357,682        21       329,429        20
                                       ---------    -------   -----------    ------   -----------    ------   -----------    ------

Operating income ...................      79,417          9        73,880         9       142,571         9       148,328         9

Interest expense ...................      10,902          1        10,566         1        21,174         1        20,988         1
Interest income ....................        (522)        --          (674)       --        (1,102)       --        (1,080)       --
                                       ---------    -------   -----------    ------   -----------    ------   -----------    ------

Income before income taxes,
  minority interests and
  cumulative effect of change in
  accounting principle .............      69,037          8        63,988         8       122,499         8       128,420         8

Income tax provision ...............      22,314          3        19,306         3        39,154         3        38,951         3

Minority interests .................      16,823          2        17,760         2        31,730         2        33,817         2
                                       ---------    -------   -----------    ------   -----------    ------   -----------    ------

Income before cumulative effect
  of change in accounting
  principle ........................      29,900          3        26,922         3        51,615         3        55,652         3

Cumulative effect of change in
  accounting principle .............          --         --            --        --        (1,154)       --            --        --
                                       ---------    -------   -----------    ------   -----------    ------   -----------    ------

Net income .........................   $  29,900          3   $    26,922         3   $    50,461         3   $    55,652         3
                                       =========    =======   ===========    ======   ===========    ======   ===========    ======

Consolidated revenues were $877.7 million for the second quarter of 2003, ten percent above the prior year period. Excluding the impact of four acquisitions completed during the past year, revenues increased six percent as higher activity levels influenced demand across Oilfield segment product lines. Over two-thirds of the base revenue growth was reported in markets outside of North America, reflecting higher drilling activity and the impact of new contract awards. For the first half of 2003, consolidated revenues were $1.7 billion, four percent above the comparable 2002 period. The year-over-year revenue improvement was largely attributable to the impact of acquisitions. Base revenues were relatively consistent with the comparable period of the prior year, as lower demand associated with the U.S. industrial distribution customer base offset the revenue growth experienced in the Oilfield segment operations.

Gross profit totaled $261.9 million for the second quarter of 2003, approximately 11 percent above the prior year period. The increase in gross profit reflects the higher sales volumes reported in the Company's Oilfield operations associated with improved worldwide activity levels. Gross profit margins for the second quarter of 2003 were 30 percent of revenues and compared to margins of 29 percent reported in the prior year quarter. The margin improvement reflects an increased proportion of revenues reported in the Oilfield segment, which traditionally generate higher gross profit margins than the Distribution operations, more than offsetting the minimal Oilfield segment margin deterioration related to an unfavorable shift in the business mix. For the six-month period, gross profit totaled $500.3 million, or 30 percent of revenues, one percentage point above the comparable period of the prior year. The increase was attributable to the Oilfield operations associated with the higher overall sales volumes, partially offset by the impact of the revenue reduction reported in the Distribution segment. The gross profit margin improvement for the six-month period comparison was, again, influenced by the higher proportion of Oilfield segment sales.

Operating expenses, consisting of selling, general and administrative expenses, increased $20.1 million and $28.3 million from the prior year quarter and the first six months of 2002, respectively. The majority of the increase for both periods relates to a combination of incremental expenses associated with acquired operations and additional sales engineering and support costs, including investment in people and infrastructure, related to new contract awards. To a lesser extent, higher costs associated with U.S. medical and casualty insurance programs, increased employee profit-sharing amounts and other variable-related costs contributed to the period-to-period variance.

Net interest expense, which represents interest expense less interest income, equaled $10.4 million in the second quarter of 2003. Net interest expense increased $0.5 million from the prior year period primarily reflecting higher average debt levels associated with the funding of acquisitions and working capital investment. Net interest expense for the six-month period was relatively comparable with the prior year period.

The effective tax rate for the second quarter approximated 32 percent, which is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate increased two percentage points above the second quarter of 2002, reflecting the lower proportion of M-I's U.S. partnership earnings and, to a lesser extent, an unfavorable shift in the geographic mix of pre-tax income toward higher rate jurisdictions. The effective tax rate for the six-month period was 32 percent, two percentage points above the level reported in the comparable prior year period. The higher rate in the first half of 2003 primarily reflects the lower proportion of M-I's U.S. partnership earnings.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $0.9 million and $2.1 million below amounts reported in the prior year quarter and the first half of 2002, respectively. The variance in both periods relates to the lower profitability reported in the M-I operations, partially offset by the impact of improved earnings associated with the C.E. Franklin Ltd. operations.

The cumulative effect of change in accounting principle represents the impact of the first quarter adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2003, cash and cash equivalents equaled $43.8 million.

Cash flow provided by operating activities was $17.7 million for the first half of 2003 as compared to the $113.0 million generated by the Company's operations in the prior year period. The increased level of exploration and production spending in 2003 has driven higher working capital investment, particularly accounts receivable and inventories, in contrast to the prior year period when declining business levels contributed to positive cash flow from working capital accounts.

During the first six months of 2003, cash flows used in investing activities totaled $111.8 million, consisting of amounts required to fund acquisitions and, to a lesser extent, capital expenditures. In the first half of 2003, the Company finalized two acquisitions, including the purchase of the oilfield production chemical operations of Dynea International, in exchange for cash consideration of $78.0 million. The Company also invested $33.8 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. The level of cash used for investing activities was in excess of the $45.0 million utilized in the prior year period, with the variance primarily related to current year acquisition funding.

Cash flow provided by financing activities totaled $50.9 million for the first half of 2003. Operating cash flow was not sufficient to fully fund current year acquisitions, resulting in a $36.3 million increase in outstanding debt levels. To a lesser extent, stock option exercises, which resulted in cash proceeds of $14.6 million during the first half of 2003, had a positive effect on reported cash flow.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of June 30, 2003, the Company had $361.8 million of funds available under U.S. revolving credit facilities to fund future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside the United States, which are generally used to finance local operating needs. At June 30, 2003, borrowing capacity of $63.9 million was available under the non-U.S. borrowing facilities.

External sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of June 30, 2003, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Commitments and Contingencies

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. The majority of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which re-insure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which the related liabilities are reflected in the accompanying consolidated condensed balance sheets, the Company is contingently liable for approximately $35.4 million of standby letters of credit and bid, performance and surety bonds at June 30, 2003. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided guarantees for loans related to certain joint ventures accounted for by the equity method of accounting. As the net assets of the joint ventures are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to make payments related to these agreements. The Company's estimated maximum exposure under these loan guarantees approximated $12.4 million as of June 30, 2003.

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

As of June 30, 2003, the Company has established an environmental reserve of approximately $12.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I's former owners to address issues associated with certain provisions of the environmental indemnification provided. In the event that i) M-I's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

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

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated condensed statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amount charged to earnings in 2003 nor the pro forma effect for the three-month and six-month periods ended June 30, 2002 (assuming adoption of SFAS No. 143 as of January 1, 2002) were significant to net income or earnings per share amounts.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time frame specified in the Commission's rules and regulations. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of the Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on April 22, 2003, stockholders of the Company elected all nominated directors, approved an amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, an amendment to the Smith International, Inc. Stock Plan for Outside Directors, and Deloitte & Touche LLP as auditors for 2003 by the votes shown below.

                                                              For           Withheld
                                                          ------------   ------------
Election of Directors:
    Benjamin F. Bailar ................................     91,435,505          3,954
    Doug Rock .........................................     90,958,943        480,516


                                                              For          Against        Abstain
                                                          ------------   ------------   ------------
Approval of an amendment to the
    Smith International, Inc. 1989 Long-Term
    Incentive Compensation Plan .......................     85,083,748      7,079,751         89,963

Approval of an amendment to the
    Smith International, Inc. Stock Plan for
    Outside Directors .................................     90,630,781      1,568,141         54,540

Approval of Deloitte & Touche LLP as
    auditors for the Company for 2003 .................     90,808,824      1,406,699         37,939

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits filed as part of this report:

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b)      Exhibit furnished with this report:

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (c)      Report on Form 8-K

                  The Registrant furnished a report on Form 8-K during the quarterly period ended June 30, 2003. The document was reported under "Item 9. Regulation FD Disclosure" and disclosed the following:

                  1. Form 8-K dated April 17, 2003 relating to a press release announcing the Company's results for the three months ended March 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SMITH INTERNATIONAL, INC.
                                    Registrant



Date:   August 14, 2003             By: /s/ DOUG ROCK
                                        ---------------------------------------
                                        Doug Rock
                                        Chairman of the Board, Chief Executive
                                        Officer, President and Chief Operating
                                        Officer



Date:   August 14, 2003             By: /s/ MARGARET K. DORMAN
                                        ---------------------------------------
                                        Margaret K. Dorman
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)