Form 10-Q
period 2003-09-30
SMITH INTERNATIONAL INC
filed 2003-11-14
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant's common stock as of November 10, 2003 was 100,118,346.

                                      INDEX



                                                                                                                     PAGE NO.
                                                                                                                     --------


PART I - FINANCIAL INFORMATION


   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            For the Three Months and Nine Months ended September 30, 2003 and 2002.............................          1

            CONSOLIDATED CONDENSED BALANCE SHEETS
            As of September 30, 2003 and December 31, 2002.....................................................          2

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            For the Nine Months ended September 30, 2003 and 2002..............................................          3

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...............................................          4


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............         11


   ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES...............................................         20


   ITEM 4.  CONTROLS AND PROCEDURES............................................................................         20


PART II - OTHER INFORMATION


   ITEMS 1-6...................................................................................................         21


SIGNATURES.....................................................................................................         22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                                    ----------------------------    ----------------------------
                                                                        2003            2002            2003            2002
                                                                    ------------    ------------    ------------    ------------
Revenues ........................................................   $    924,792    $    777,232    $  2,611,286    $  2,405,647

Costs and expenses:
    Costs of revenues ...........................................        646,390         559,507       1,832,631       1,710,165
    Selling expenses ............................................        150,411         128,265         430,378         387,077
    General and administrative expenses .........................         39,183          34,517         116,898         105,134
                                                                    ------------    ------------    ------------    ------------

        Total costs and expenses ................................        835,984         722,289       2,379,907       2,202,376
                                                                    ------------    ------------    ------------    ------------

Operating income ................................................         88,808          54,943         231,379         203,271

Interest expense ................................................         10,198           9,911          31,372          30,899
Interest income .................................................           (534)           (612)         (1,636)         (1,692)
                                                                    ------------    ------------    ------------    ------------

Income before income taxes, minority interests and
    cumulative effect of change in accounting principle .........         79,144          45,644         201,643         174,064

Income tax provision ............................................         25,524          14,542          64,678          53,493

Minority interests ..............................................         18,616          11,312          50,346          45,129
                                                                    ------------    ------------    ------------    ------------

Income before cumulative effect of change in accounting
    principle ...................................................         35,004          19,790          86,619          75,442
Cumulative effect of change in accounting principle,
    net of tax and minority interests ...........................             --              --          (1,154)             --
                                                                    ------------    ------------    ------------    ------------

Net income ......................................................   $     35,004    $     19,790    $     85,465    $     75,442
                                                                    ============    ============    ============    ============

Basic:
    Earnings per share before cumulative effect of change in
        accounting principle ....................................   $       0.35    $       0.20    $       0.87    $       0.76
    Cumulative effect of change in accounting principle .........             --              --           (0.01)             --
                                                                    ------------    ------------    ------------    ------------
    Earnings per share ..........................................   $       0.35    $       0.20    $       0.86    $       0.76
                                                                    ============    ============    ============    ============

Diluted:
    Earnings per share before cumulative effect of change in
        accounting principle ....................................   $       0.35    $       0.20    $       0.86    $       0.75
    Cumulative effect of change in accounting principle .........             --              --           (0.01)             --
                                                                    ------------    ------------    ------------    ------------
    Earnings per share ..........................................   $       0.35    $       0.20    $       0.85    $       0.75
                                                                    ============    ============    ============    ============

Weighted average shares outstanding:
    Basic .......................................................        100,095          99,002          99,702          98,929
    Diluted .....................................................        101,093         100,069         100,774         100,068

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)



                                                                                September 30,   December 31,
                                                                                    2003           2002
                                                                                -------------   ------------
                                                                                (Unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...............................................   $     44,388    $     86,750
    Receivables, net ........................................................        761,944         633,918
    Inventories, net ........................................................        732,220         634,488
    Deferred tax assets, net ................................................         24,483          25,403
    Prepaid expenses and other ..............................................         59,539          46,355
                                                                                ------------    ------------
        Total current assets ................................................      1,622,574       1,426,914
                                                                                ------------    ------------

Property, Plant and Equipment, net ..........................................        523,226         519,220

Goodwill, net ...............................................................        680,573         620,075

Other Assets ................................................................        197,571         183,336
                                                                                ------------    ------------
Total Assets ................................................................   $  3,023,944    $  2,749,545
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt .............   $     91,270    $    159,692
    Accounts payable ........................................................        302,302         256,069
    Accrued payroll costs ...................................................         60,095          49,946
    Income taxes payable ....................................................         69,349          43,936
    Other ...................................................................         84,255          85,453
                                                                                ------------    ------------
        Total current liabilities ...........................................        607,271         595,096
                                                                                ------------    ------------

Long-Term Debt ..............................................................        518,336         441,967

Deferred Tax Liabilities ....................................................         68,052          64,679

Other Long-Term Liabilities .................................................         72,951          67,011

Minority Interests ..........................................................        573,072         517,257

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
        issued or outstanding in 2003 or 2002 ...............................             --              --
    Common stock, $1 par value; 150,000 shares authorized; 102,497 shares
        issued in 2003 (101,546 shares issued in 2002) ......................        102,497         101,546
    Additional paid-in capital ..............................................        366,777         345,911
    Retained earnings .......................................................        741,108         655,643
    Accumulated other comprehensive income ..................................          3,010         (10,435)
    Less - Treasury securities, at cost; 2,384 common shares ................        (29,130)        (29,130)
                                                                                ------------    ------------
           Total stockholders' equity .......................................      1,184,262       1,063,535
                                                                                ------------    ------------
Total Liabilities and Stockholders' Equity ..................................   $  3,023,944    $  2,749,545
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

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................   $     85,465    $     75,442
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Cumulative effect of change in accounting principle ..................          1,154              --
    Depreciation and amortization ........................................         75,368          65,914
    Minority interests ...................................................         50,346          45,129
    Deferred income tax provision ........................................         11,581          17,670
    Provision for losses on receivables ..................................          1,797           7,674
    Gain on disposal of property, plant and equipment ....................         (6,393)         (5,645)
    Foreign currency translation losses (gains) ..........................          1,703            (982)
Changes in operating assets and liabilities:
    Receivables ..........................................................       (119,417)         98,758
    Inventories ..........................................................        (83,829)         29,960
    Accounts payable .....................................................         41,017         (50,717)
    Other current assets and liabilities .................................         21,508         (50,142)
    Other non-current assets and liabilities .............................        (13,487)        (22,654)
                                                                             ------------    ------------

Net cash provided by operating activities ................................         66,813         210,407
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ..........................        (78,907)        (30,330)
Purchases of property, plant and equipment ...............................        (70,057)        (68,174)
Proceeds from disposal of property, plant and equipment ..................         17,242          14,866
Purchase of stock of majority-owned subsidiary ...........................             --            (231)
                                                                             ------------    ------------

Net cash used in investing activities ....................................       (131,722)        (83,869)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt .................................         60,653             806
Principal payments of long-term debt .....................................        (58,204)        (74,434)
Net change in short-term borrowings ......................................          4,400          (7,792)
Proceeds from exercise of stock options ..................................         15,195           4,426
Distribution to minority interest partner ................................             --         (31,600)
                                                                             ------------    ------------

Net cash provided by (used in) financing activities ......................         22,044        (108,594)
                                                                             ------------    ------------

Effect of exchange rate changes on cash ..................................            503             233
                                                                             ------------    ------------

Increase (decrease) in cash and cash equivalents .........................        (42,362)         18,177
Cash and cash equivalents at beginning of period .........................         86,750          44,683
                                                                             ------------    ------------

Cash and cash equivalents at end of period ...............................   $     44,388    $     62,860
                                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ...................................................   $     37,679    $     37,818
Cash paid for income taxes ...............................................   $     32,204    $     29,443



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

Certain reclassifications have been made to the prior year's financial information to conform to the September 30, 2003 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated condensed statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amount charged to earnings in 2003 nor the pro forma effect for the three-month and nine-month periods ended September 30, 2002 (assuming adoption of SFAS No. 143 as of January 1, 2002) were significant to net income or earnings per share amounts.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

3. BUSINESS COMBINATIONS

During the nine months ended September 30, 2003, the Company completed two acquisitions in exchange for cash consideration of $78.0 million. The consideration primarily relates to the purchase of certain oilfield chemical assets of Dynea International ("Dynea") completed in January 2003. The Dynea operations, formerly based in Norway, provide a complete line of oilfield specialty chemicals used to eliminate hydrocarbon flow problems encountered during production and transportation.

These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill in the amount of $57.2 million. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company's consolidated condensed financial statements.

In certain situations, the Company negotiates transaction terms which provide for the payment of additional consideration if various financial and/or business objectives are met. During the nine-month period ended September 30, 2003, the Company paid $0.9 million of additional purchase consideration to the former shareholders of IKF Services which is reflected in the accompanying consolidated condensed balance sheet as a purchase price adjustment to goodwill.

4. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Certain outstanding employee stock options were not included in the computation of diluted earnings per common share for the nine-month period ended September 30, 2003 and the three-month and nine-month periods ended September 30, 2002, as the exercise price was greater than the average market price for the Company's stock during the corresponding periods. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                               ---------------------------   ---------------------------
                                                   2003           2002           2003           2002
                                               ------------   ------------   ------------   ------------
BASIC EPS:
 Income before cumulative effect of
  change in accounting principle ...........   $     35,004   $     19,790   $     86,619   $     75,442
                                               ============   ============   ============   ============


Weighted average number of common
  shares outstanding .......................        100,095         99,002         99,702         98,929
                                               ============   ============   ============   ============

Basic EPS before cumulative effect of
  change in accounting principle ...........   $       0.35   $       0.20   $       0.87   $       0.76
                                               ============   ============   ============   ============

DILUTED EPS:
Income before cumulative effect of
  change in accounting principle ...........   $     35,004   $     19,790   $     86,619   $     75,442
                                               ============   ============   ============   ============

Weighted average number of common
  shares outstanding .......................        100,095         99,002         99,702         98,929
Dilutive effect of stock options ...........            998          1,067          1,072          1,139
                                               ------------   ------------   ------------   ------------

                                                    101,093        100,069        100,774        100,068
                                               ============   ============   ============   ============

Diluted EPS before cumulative effect of
  change in accounting principle ...........   $       0.35   $       0.20   $       0.86   $       0.75
                                               ============   ============   ============   ============

5. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                              September 30,   December 31,
                                                                                  2003            2002
                                                                              -------------   ------------
Raw materials .............................................................   $     63,740    $     49,880
Work-in-process ...........................................................         66,727          54,201
Products purchased for resale .............................................        184,460         155,202
Finished goods ............................................................        442,307         399,252
                                                                              ------------    ------------

                                                                                   757,234         658,535
Reserves to state certain domestic inventories (cost of $284,048
  and $265,304 in 2003 and 2002, respectively) on a LIFO basis ............        (25,014)        (24,047)
                                                                              ------------    ------------
                                                                              $    732,220    $    634,488
                                                                              ============    ============


6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                               September 30,  December 31,
                                                   2003          2002
                                               ------------   ------------

Land .......................................   $     36,346   $     33,412
Buildings ..................................        130,426        125,589
Machinery and equipment ....................        501,368        506,245
Rental tools ...............................        308,114        268,134
                                               ------------   ------------

                                                    976,254        933,380
Less-accumulated depreciation ..............        453,028        414,160
                                               ------------   ------------
                                               $    523,226   $    519,220
                                               ============   ============

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

                                                        Oilfield         Distribution
                                                         Segment           Segment        Consolidated
                                                     ---------------   ---------------   ---------------
                                                                       (in thousands)
Balance as of December 31, 2002 ..................   $       582,786   $        37,289   $       620,075
Goodwill acquired ................................            57,116                95            57,211
Purchase price and other adjustments .............             2,900               387             3,287
                                                     ---------------   ---------------   ---------------
Balance as of September 30, 2003 .................   $       642,802   $        37,771   $       680,573
                                                     ===============   ===============   ===============

The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets, recorded in Other Assets in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

                                September 30, 2003                      December 31, 2002
                      -------------------------------------   -------------------------------------   ------------
                                                                                                        Weighted
                        Gross                                  Gross                                    Average
                      Carrying     Accumulated                Carrying     Accumulated                Amortization
                       Amount     Amortization       Net       Amount     Amortization      Net          Period
                      ---------   ------------    ---------   ---------   ------------    ---------   ------------
                                                                                                         (years)
Patents ...........   $  37,763     $  11,314     $  26,449   $  36,359     $   9,478     $  26,881          16.4

Licensing
  agreements ......      19,086         1,703        17,383      16,376           319        16,057          11.6

Non-compete
  agreements and
  trademarks ......      17,829         4,869        12,960      15,099         3,241        11,858          11.4
Customer lists and
  contracts .......       6,876           710         6,166       5,488           200         5,288          19.5
                      ---------     ---------     ---------   ---------     ---------     ---------     ---------
                      $  81,554     $  18,596     $  62,958   $  73,322     $  13,238     $  60,084          14.3
                      =========     =========     =========   =========     =========     =========     =========

Amortization expense was $2.0 million and $0.8 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $5.4 million and $2.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Additionally, estimated future amortization expense is expected to range between $4.3 million and $7.5 million a year for the next five fiscal years.

8. DEBT

The Company's $75.0 million Floating Rate Senior Notes (the "Notes"), which matured on October 15, 2003, were repaid utilizing borrowings under the long-term credit facility. Due to the Company's ability and intent to refinance the Notes, the accompanying consolidated condensed balance sheet as of September 30, 2003 reflects the reclassification of these Notes to Long-Term Debt.

9. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                           Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                     ----------------------------    ---------------------------
                                                        2003              2002           2003           2002
                                                     ------------    ------------    ------------   ------------

Net income .......................................   $     35,004    $     19,790    $     85,465   $     75,442
Changes in unrealized fair value of ..............
  derivatives, net ...............................           (706)            554             367          2,339
Currency translation adjustments .................          2,007          (1,693)         13,078          8,489
                                                     ------------    ------------    ------------   ------------
Comprehensive income .............................   $     36,305    $     18,651    $     98,910   $     86,270
                                                     ============    ============    ============   ============

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                                               September 30,    December 31,
                                                                   2003             2002
                                                               -------------    -------------
Currency translation adjustments ...........................   $       3,825    $      (9,253)
Unrealized fair value of derivatives .......................           2,670            2,303
Pension liability adjustments ..............................          (3,485)          (3,485)
                                                               -------------    -------------
Accumulated other comprehensive income (loss) ..............   $       3,010    $     (10,435)
                                                               =============    =============

10. STOCK-BASED COMPENSATION

The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of September 30, 2003, 5.3 million shares were issued and outstanding under the program and an additional 3.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion in the accompanying consolidated condensed statement of operations of $0.1 million of related expense for each of the three-month periods ended September 30, 2003 and 2002 and $0.3 million and $0.2 million of related expense for the nine-month periods ended September 30, 2003 and 2002, respectively.

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

Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share on a diluted basis would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                         Three Months Ended               Nine Months Ended
                                                             September 30,                  September 30,
                                                     ----------------------------    ----------------------------
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------

Net income, as reported ..........................   $     35,004    $     19,790    $     85,465    $     75,442
  Add: Stock-based compensation expense
    included in reported income, net of
    related tax effect ...........................             68              68             205             114
  Less:  Total stock-based compensation
    expense determined under the Black-
    Scholes option-pricing model, net of
    related tax effect ...........................         (2,347)         (1,964)         (7,041)         (5,801)
                                                     ------------    ------------    ------------    ------------
Net income, pro forma ............................   $     32,725    $     17,894    $     78,629    $     69,755
                                                     ============    ============    ============    ============

Earnings per share:
  As reported:
    Basic ........................................   $       0.35    $       0.20    $       0.86    $       0.76
    Diluted ......................................           0.35            0.20            0.85            0.75
  Pro forma:
    Basic ........................................   $       0.33    $       0.18    $       0.79    $       0.71
    Diluted ......................................           0.32            0.18            0.78            0.70

In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion in the accompanying consolidated condensed statements of operations of $0.2 million and $0.1 million of related expense for the three-month periods ended September 30, 2003 and 2002, respectively, and $0.5 million and $0.4 million of related expense for the nine-month periods ended September 30, 2003 and 2002, respectively.

11. INDUSTRY SEGMENTS

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

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                     ----------------------------    ----------------------------
                                                          2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
Revenues:
   Oilfield Products and Services ................   $    687,373    $    557,033    $  1,950,054    $  1,733,561
   Distribution ..................................        237,419         220,199         661,232         672,086
                                                     ------------    ------------    ------------    ------------
                                                     $    924,792    $    777,232    $  2,611,286    $  2,405,647
                                                     ============    ============    ============    ============


Revenues by Area:
   United States .................................   $    401,745    $    359,953    $  1,161,206    $  1,136,834
   Canada ........................................         94,211          68,560         251,845         218,909
                                                     ------------    ------------    ------------    ------------
        North America ............................        495,956         428,513       1,413,051       1,355,743
                                                     ------------    ------------    ------------    ------------
   Latin America .................................         98,554          71,600         251,721         232,342
   Europe/Africa .................................        222,625         177,152         620,881         515,222
   Middle East ...................................         78,004          68,374         226,161         208,450
   Far East ......................................         29,653          31,593          99,472          93,890
                                                     ------------    ------------    ------------    ------------
        Non-North America ........................        428,836         348,719       1,198,235       1,049,904
                                                     ------------    ------------    ------------    ------------
                                                     $    924,792    $    777,232    $  2,611,286    $  2,405,647
                                                     ============    ============    ============    ============


Operating Income:
   Oilfield Products and Services ................   $     90,318    $     57,268    $    240,841    $    209,583
   Distribution ..................................            229            (705)         (4,348)         (1,518)
   General corporate .............................         (1,739)         (1,620)         (5,114)         (4,794)
                                                     ------------    ------------    ------------    ------------
                                                     $     88,808    $     54,943    $    231,379    $    203,271
                                                     ============    ============    ============    ============

12. COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which the $30.5 million of related liabilities are reflected in the accompanying consolidated condensed balance sheets, the Company is contingently liable for approximately $43.0 million of standby letters of credit and bid, performance and surety bonds at September 30, 2003. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided guarantees for loans related to certain joint ventures accounted for by the equity method of accounting. As the net assets of the joint ventures are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to make payments related to these agreements. The Company's estimated maximum exposure under these loan guarantees approximated $16.8 million as of September 30, 2003.

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

As of September 30, 2003, the Company's environmental reserve approximated $9.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I's former owners to address issues associated with certain provisions of the environmental indemnification provided. This matter is expected to go to trial during the first half of 2004. In the event that i) M-I's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

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

The Company's operations are largely driven by the level of exploration and production ("E&P") spending in major energy-producing regions around the world and the depth and complexity of these projects. Although spending is largely influenced by commodity prices, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the general financial condition of independent E&P companies and the overall level of global economic growth and activity. Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with over 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over 70 percent of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan.

Although over half of the Company's consolidated revenues were generated in North America during the third quarter of 2003, Smith's profitability is largely dependent upon business levels in markets outside of North America, including Europe/Africa and Latin America. The Distribution segment, which accounts for approximately one-quarter of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 60 percent of the Company's third quarter 2003 revenues were generated outside of North America.

MARKET AND INDUSTRY ACTIVITY AND OUTLOOK


The worldwide rig count is currently 15 percent above year-end 2002 levels, driven by a strong rebound in U.S. land-based drilling. Higher U.S. drilling activity, combined with a limited amount of storage draws, led to increased natural gas injections during the third quarter of 2003. Accordingly, natural gas storage in the United States, which had previously been well below the five-year historical average, currently approximates normal seasonal levels. Higher than anticipated natural gas storage has placed downward pressure on prices, which are 20 percent below the average experienced in the first nine months of 2003. Further deterioration in natural gas prices could impact North American exploration and production spending, and have a negative effect on the Company's financial results.

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

                                          Three Months Ended September 30,                     Nine Months Ended September 30,
                                   ---------------------------------------------   -----------------------------------------------
                                              2003                   2002                     2003                     2002
                                   ----------------------   --------------------   -----------------------   ---------------------
                                     Amount          %        Amount        %          Amount        %        Amount           %
                                   -----------    -------   -----------   ------   -----------    --------   -----------    ------
FINANCIAL DATA:

Revenues:
  M-I ..........................   $   479,724         52   $   376,785       49   $ 1,356,399          52   $ 1,175,083        49
  Smith Bits ...................       104,505         11        78,853       10       293,250          11       245,477        10
  Smith Services ...............       103,144         11       101,395       13       300,405          12       313,001        13
                                   -----------    -------   -----------   ------   -----------    --------   -----------    ------
    Oilfield Products and
     Services ..................       687,373         74       557,033       72     1,950,054          75     1,733,561        72
  Distribution .................       237,419         26       220,199       28       661,232          25       672,086        28
                                   -----------    -------   -----------   ------   -----------    --------   -----------    ------

          Total ................   $   924,792        100   $   777,232      100   $ 2,611,286         100   $ 2,405,647       100
                                   ===========    =======   ===========   ======   ===========    ========   ===========    ======

Revenues by Area:
  United States ................   $   401,745         44   $   359,953       46   $ 1,161,206          44   $ 1,136,832        47
  Canada .......................        94,211         10        68,560        9       251,845          10       218,909         9
  Non-North America ............       428,836         46       348,719       45     1,198,235          46     1,049,906        44
                                   -----------    -------   -----------   ------   -----------    --------   -----------    ------

          Total ................   $   924,792        100   $   777,232      100   $ 2,611,286         100   $ 2,405,647       100
                                   ===========    =======   ===========   ======   ===========    ========   ===========    ======

Operating Income:
  Oilfield Products and
    Services ...................   $    90,318         13   $    57,268       10   $   240,841          12   $   209,583        12
  Distribution .................           229         --          (705)       *        (4,348)          *        (1,518)        *
  General Corporate ............        (1,739)         *        (1,620)       *        (5,114)          *        (4,794)        *
                                   -----------    -------   -----------   ------   -----------    --------   -----------    ------

          Total ................   $    88,808         10   $    54,943        7   $   231,379           9   $   203,271         8
                                   ===========    =======   ===========   ======   ===========    ========   ===========    ======

MARKET DATA:

M-I Average Worldwide Rig Count:
  United States ................         1,280         48           997       46         1,185          46           938        43
  Canada .......................           340         13           219       10           328          13           250        12
  Non-North America ............         1,059         39           970       44         1,038          41           984        45
                                   -----------    -------   -----------   ------   -----------    --------   -----------    ------

          Total ................         2,679        100         2,186      100         2,551         100         2,172       100
                                   ===========    =======   ===========   ======   ===========    ========   ===========    ======

       Average Commodity Prices:
         Crude Oil ($/Bbl)(1)      $     30.19              $    28.27             $     31.05               $     25.38

         Natural Gas ($/mcf)(2)    $      4.74              $     2.96             $      5.41               $      2.81


(1)      Average West Texas Intermediate ("WTI") spot closing prices.

(2)      Average weekly composite spot U.S. wellhead prices.

*not meaningful

Oilfield Products and Services Segment

Revenues

M-I provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry through its M-I Fluids division. M-I's SWACO division manufactures and markets equipment and services for solids-control, separation, pressure control, rig instrumentation and waste-management. M-I also provides a complete line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division, acquired in January 2003. The M-I operations account for the largest proportion of the Company's Oilfield segment revenues and are significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 13 percent of the year-to-date revenue base. U.S. offshore drilling programs, which account for five percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I's revenues totaled $479.7 million for the third quarter of 2003, 27 percent above the prior year period. Excluding the impact of acquisitions completed over the past year, revenues increased 21 percent. The majority of the base revenue growth was reported in the United States, which benefited from the land-based drilling recovery as well as a favorable customer mix in the offshore market, and Latin America, which was impacted by increased customer spending and new contract awards. For the nine-month period, M-I reported revenues of $1.4 billion, a 15 percent increase over the amounts reported in the first nine months of 2002. Excluding acquisitions, which contributed approximately one-third of the year-over-year revenue variance, base business revenues rose ten percent. Over two-thirds of the improvement in base revenues was reported in markets outside of North America primarily attributable to new contract awards and increased customer spending in Europe/Africa, including West Africa and the Former Soviet Union ("FSU"), and Latin America, specifically Mexico.

Smith Bits designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for Smith Bits correlate more closely to the rig count than any of the Company's other operations. Smith Bits reported revenues of $104.5 million for the third quarter of 2003, an increase of 33 percent over the comparable prior-year period. Excluding incremental revenues from acquisitions, base revenues were 29 percent above the third quarter of 2002 and compared to a 23 percent increase in worldwide drilling activity. The year-over-year base revenue growth was predominantly reported in North America reflecting the effect of the recovery in land-based drilling on sales of petroleum three-cone bits. For the nine-month period, Smith Bits reported revenues of $293.3 million, a 19 percent increase over the comparable period of 2002. Excluding the effect of acquisitions, base revenues were approximately 13 percent above the first nine months of 2002 due to higher North American drilling activity.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, workover, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended September 30, 2003, Smith Services' revenues totaled $103.1 million, two percent above the prior year quarter. The current year quarter was impacted by a 70 percent reduction in U.S. drill pipe product sales, which are not highly correlated to drilling activity. Excluding the effect of drill pipe orders, Smith Services revenues increased eight percent over the prior year quarter primarily reflecting the impact of the increase in exploration and production spending in the United States and, to a lesser extent, the timing of customer orders in certain Middle East markets. On a product basis, the majority of the eight percent revenue growth from the prior year quarter was influenced by increased demand for remedial product and service lines, including the recently introduced RHINO(R)Reamer. For the first nine months of 2003, Smith Services reported revenues of $300.4 million, a four percent decrease from the comparable prior year period. The nine-month revenue variance was also impacted by a reduction in U.S. drill pipe product sales, which were approximately 60 percent less than the amount reported in the prior year period. Excluding the impact of drill pipe sales, revenues were two percent higher than the first nine months of 2002, primarily influenced by the effect of higher North American activity levels and increased customer activity in the Middle East.

Operating Income

Operating income for the Oilfield Products and Services segment was $90.3 million or 13.1 percent of revenues in the third quarter of 2003. Segment operating margins increased 2.8 percentage points from the prior year quarter reflecting a favorable shift in the revenue mix towards sales of higher-margin products, including drill bits and synthetic drilling fluids. To a lesser extent, improved coverage of fixed manufacturing costs and favorable drill bit pricing has contributed to the comparison. On an absolute dollar basis, operating income was $33.1 million above the prior year quarter reflecting the effect of higher revenue volumes on the segment's gross profit, partially offset by growth in variable-based operating expenses. For the nine-month period, Oilfield operating margins improved 30 basis points as the favorable product mix discussed above was partially offset by a higher operating expense ratio associated with increased investment in people and infrastructure to support business expansion.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with over 90 percent of Wilson's third quarter 2003 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Wilson reported revenues of $237.4 million for the third quarter of 2003, approximately eight percent above the prior year quarter driven by higher energy branch sales and, to a lesser extent, shipments related to a downstream engineering and construction project in the FSU region. Revenues in Wilson's energy sector rose 19 percent over the third quarter of 2002 associated with improved North American drilling and completion activity. The overall revenue growth was impacted by lower U.S. industrial sales volumes primarily related to reduced maintenance and repair spending in the refining and petrochemical customer base. In the first nine months of 2003, Wilson reported revenues totaling $661.2 million, a decline of two percent from the first nine months of 2002. The revenue variance from the comparable prior year period reflects lower spending in the industrial sector, primarily by refining, engineering and construction and petrochemical customers. The industrial revenue decline more than offset a seven percent increase in Wilson's energy sector sales.

Operating Income

Operating income for the Distribution segment increased $0.9 million from the amount reported in the prior year quarter with segment operating income of approximately $0.2 million in the third quarter of 2003. The operating income variance reflects the effect of higher sales volumes on the segment's gross profit partially offset by higher variable-based operating expenses. On a year-to-date basis, segment operating income declined $2.8 million from the amount reported in the first nine months of 2002, impacted by lower gross profit related to the reduction in industrial distribution revenues. As a percentage of revenues, operating margins were one-half of a percentage point below the first nine months of the prior year attributable to the effect of lower revenues on coverage of fixed sales and administrative expenses in the current year-to-date period.

Consolidated Results

For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                       Three Months Ended September 30,             Nine Months Ended September 30,
                                   -----------------------------------------   ----------------------------------------
                                            2003                2002                  2003                   2002
                                   -------------------   -------------------   -------------------   ------------------
                                      Amount       %         Amount      %        Amount       %         Amount      %
                                   -----------    ----   -----------    ----   -----------    ----   -----------    ----

Revenues .......................   $   924,792     100   $   777,232     100   $ 2,611,286     100   $ 2,405,647     100
                                   -----------    ----   -----------    ----   -----------    ----   -----------    ----

Gross profit ...................       278,402      30       217,725      28       778,655      30       695,482      29

Operating expenses .............       189,594      20       162,782      21       547,276      21       492,211      21
                                   -----------    ----   -----------    ----   -----------    ----   -----------    ----

Operating income ...............        88,808      10        54,943       7       231,379       9       203,271       8

Interest expense ...............        10,198       1         9,911       1        31,372       1        30,899       1
Interest income ................          (534)     --          (612)     --        (1,636)     --        (1,692)     --
                                   -----------    ----   -----------    ----   -----------    ----   -----------    ----

Income before income
 taxes, minority interests
 and cumulative effect of
 change in accounting
 principle .....................        79,144       9        45,644       6       201,643       8       174,064       7

Income tax provision ...........        25,524       3        14,542       2        64,678       3        53,493       2

Minority interests .............        18,616       2        11,312       1        50,346       2        45,129       2
                                   -----------    ----   -----------    ----   -----------    ----   -----------    ----

Income before cumulative
 effect of change in
 accounting principle ..........        35,004       4        19,790       3        86,619       3        75,442       3

Cumulative effect of change
 in accounting principle,
 net of tax and minority
 interests .....................            --      --            --      --        (1,154)     --            --      --
                                   -----------    ----   -----------    ----   -----------    ----   -----------    ----

Net income......................   $    35,004       4   $    19,790       3   $    85,465       3   $    75,442       3
                                   ===========    ====   ===========    ====   ===========    ====   ===========    ====


Consolidated revenues were $924.8 million for the third quarter of 2003, 19 percent above the prior year period. Excluding the impact of acquisitions completed during the prior 12-month period, revenues increased 16 percent as higher drilling activity influenced Oilfield segment business volumes. Over three-quarters of the base revenue growth was reported in the Western Hemisphere, reflecting a combination of higher drilling activity and a favorable customer and product mix. Increased customer spending and new contract awards in certain Eastern Hemisphere markets, including the FSU and West Africa, also contributed to the year-over-year revenue variance. For the first nine months of 2003, consolidated revenues were $2.6 billion, nine percent above the comparable 2002 period. Excluding incremental revenues from acquisitions, base revenues were five percent higher than the prior year period reflecting increased demand for Oilfield segment product offerings. Base Oilfield revenues grew eight percent over amounts reported for the September 2002 nine-month period, with approximately two-thirds of the variance associated with the significant increase in Western Hemisphere land-based exploration and production spending.

Gross profit totaled $278.4 million for the third quarter of 2003, 28 percent above the prior year period. The increase in gross profit reflects the higher sales volumes associated with improved worldwide activity levels, specifically in the Western Hemisphere. Gross profit margins for the third quarter of 2003 were 30 percent of revenues and compared to margins of 28 percent reported in the prior year quarter. The margin improvement primarily reflects an increased proportion of revenues in the Oilfield segment, which traditionally generate higher gross profit margins than the Distribution operations. To a lesser extent, a favorable shift in the product mix towards higher-margin products, including drill bits and synthetic drilling fluids, contributed to the reported margin expansion. For the nine-month period, gross profit totaled $778.7 million, or 30 percent of revenues, one percentage point above the gross profit margins reported in the comparable period of the prior year. The gross profit margin improvement for the nine-month period comparison was, again, influenced by a combination of a higher proportion of Oilfield segment sales and a favorable product mix. On an absolute dollar basis, gross profit was $83.2 million above the prior year period reflecting the increased sales volumes in the Oilfield operations.

Operating expenses, consisting of selling, general and administrative expenses, increased on an absolute dollar basis; however, as a percentage of revenues, were comparable with the prior year periods. The majority of the absolute dollar increase related to higher variable costs directly associated with the improved business volumes, as well as increased investment in personnel and infrastructure to support the expanding business base. To a lesser extent, incremental expenses associated with acquired operations and increased employee profit-sharing amounts also contributed to the period-to-period variance.

Net interest expense, which represents interest expense less interest income, equaled $9.7 million in the third quarter of 2003. Net interest expense increased $0.4 million and $0.5 million from the prior year quarter and the first nine months of 2003, respectively. The increase for both periods primarily reflects a shift in the debt mix associated with the Dynea acquisition completed in January 2003. The transaction was primarily financed with Norwegian Kroner-based term loans, which carry a higher comparable interest rate, in order to hedge the underlying foreign currency exposure.

The effective tax rate for the third quarter approximated 32.3 percent, which is lower than the U.S. statutory rate due to the impact of M-I's U.S. partnership earnings for which the minority partner is directly responsible for their related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate increased 40 basis points above the third quarter of 2002, reflecting an unfavorable shift in the geographic mix of pretax income towards higher rate jurisdictions. The effective tax rate for the nine-month period was 32.1 percent, one percentage point above the level reported in the comparable prior year period. The higher current year rate primarily reflects the lower proportion of M-I's U.S. partnership earnings.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $7.3 million and $5.2 million above amounts reported in the prior year quarter and the first nine months of 2002, respectively. The variance in both periods primarily relates to the higher profitability reported in the M-I operations.

The cumulative effect of change in accounting principle included for the nine months ended September 30, 2003 represents the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2003, cash and cash equivalents equaled $44.4 million.

Cash flow provided by operating activities was $66.8 million for the first nine months of 2003 as compared to the $210.4 million generated by the Company's operations in the prior year period. The increased level of exploration and production spending in 2003 has driven higher working capital investment, particularly accounts receivable and inventories, in contrast to the prior year period when declining business levels contributed to positive cash flow from working capital accounts.

During the first nine months of 2003, cash flows used in investing activities totaled $131.7 million, consisting of amounts required to fund acquisitions and, to a lesser extent, capital expenditures. Acquisition funding, which primarily related to the purchase of the oilfield production chemical operations of Dynea International, resulted in cash outflows of $78.9 million during the first nine months of 2003. The Company also invested $52.8 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Cash used for investing activities in 2003 was in excess of the $83.9 million required in the prior year period, with the variance related to the higher level of acquisition investment during the current year.

Cash flow provided by financing activities totaled $22.0 million for the period ended September 30, 2003. Operating cash flow was not sufficient to fully fund current year acquisitions, requiring incremental borrowings of $6.8 million during the reporting period. Stock option exercises, which resulted in cash proceeds of $15.2 million during the first nine months of 2003, also had a positive effect on reported cash flow.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. On October 15, 2003, $75.0 million of the Company's Floating Rate Notes (the "Notes") matured and were repaid with borrowings under a long-term credit facility. After taking into consideration the subsequent refinancing of the Notes, the Company had $289.1 million of funds available under U.S. revolving credit facilities as of quarter-end to fund future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside the United States, which are generally used to finance local operating needs. At September 30, 2003, borrowing capacity of $66.6 million was available under the non-U.S. borrowing facilities.

External sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of September 30, 2003, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated from operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Commitments and Contingencies

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which the $30.5 million of related liabilities are reflected in the accompanying consolidated condensed balance sheets, the Company is contingently liable for approximately $43.0 million of standby letters of credit and bid, performance and surety bonds at September 30, 2003. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided guarantees for loans related to certain joint ventures accounted for by the equity method of accounting. As the net assets of the joint ventures are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to make payments related to these agreements. The Company's estimated maximum exposure under these loan guarantees approximated $16.8 million as of September 30, 2003.

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

As of September 30, 2003, the Company's environmental reserve approximated $9.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I's former owners to address issues associated with certain provisions of the environmental indemnification provided. This matter is expected to go to trial during the first half of 2004. In the event that i) M-I's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2002 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management's most significant judgments and estimates. There have been no material changes in these critical accounting policies.

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated condensed statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amount charged to earnings in 2003 nor the pro forma effect for the three-month and nine-month periods ended September 30, 2002 (assuming adoption of SFAS No. 143 as of January 1, 2002) were significant to net income or earnings per share amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time frame specified in the Commission's rules and regulations. Our principal executive and financial officers have evaluated our disclosure controls and procedures and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

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

         (b)      Exhibit furnished with this report:

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (c)      Report on Form 8-K

                  The Registrant furnished a report on Form 8-K during the quarterly period ended September 30, 2003. The document was reported under "Item 9. Regulation FD Disclosure" and disclosed the following:

                  1. Form 8-K dated July 21, 2003 relating to a press release announcing the Company's results for the quarter ended June 30, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SMITH INTERNATIONAL, INC.
                                Registrant



Date: November 14, 2003         By: /s/ DOUG ROCK
                                    -------------------------------------------
                                Doug Rock
                                Chairman of the Board, Chief Executive Officer,
                                President and Chief Operating Officer



Date: November 14, 2003         By: /s/ MARGARET K. DORMAN
                                    -------------------------------------------
                                Margaret K. Dorman
                                Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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