Form 10-K
period 2003-12-31
SMITH INTERNATIONAL INC
filed 2004-03-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         The aggregate market value of the voting stock held by non-affiliates on June 30, 2003 was $3,669,886,810 (99,888,046 shares at the closing price on the New York Stock Exchange of $36.74). On June 30, 2003, 102,460,806 shares of common stock were outstanding. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

   There were 103,969,738 shares of common stock outstanding on March 8, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement related to the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                     PART I
Item 1.          Business..........................................................................................      1
Item 2.          Properties........................................................................................      8
Item 3.          Legal Proceedings.................................................................................      9
Item 4.          Submission of Matters to a Vote of Security Holders...............................................      9
Item 4A.         Officers of the Registrant........................................................................      9

                                     PART II

Item 5.          Market for the Registrant's Common Stock and Related Security Holder Matters......................     10
Item 6.          Selected Financial Data...........................................................................     11
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.............     12
Item 7A.         Qualitative and Quantitative Market Risk Disclosures..............................................     22
Item 8.          Financial Statements and Supplementary Data.......................................................     23
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............     52
Item 9A.         Controls and Procedures...........................................................................     52

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant................................................     52
Item 11.         Executive Compensation............................................................................     52
Item 12.         Security Ownership of Certain Beneficial Owners and Management....................................     52
Item 13.         Certain Relationships and Related Transactions....................................................     52
Item 14.         Principal Accountant Fees and Services............................................................     52

                                     PART IV

Item 15.         Exhibits, Financial Statement Schedule and Report on Form 8-K.....................................     53

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

         The Company's operations are aggregated into two reportable segments:
Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of: M-I SWACO, which provides drilling and completion fluid systems and services, solids-control and separation equipment, waste-management services and oilfield production chemicals; Smith Technologies, which manufactures and sells three-cone drill bits, diamond drill bits and turbine products; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution segment consists of one business unit, Wilson, which markets pipe, valves and fittings as well as mill, safety and other maintenance products to energy and industrial markets.

         Financial information regarding reportable segments and international operations appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Information related to business combinations appears in Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

BUSINESS OPERATIONS

OILFIELD PRODUCTS AND SERVICES SEGMENT

M-I SWACO

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

         M-I SWACO offers water-base, oil-base and synthetic-base drilling fluid systems. Water-base drilling fluids are the world's most widely utilized systems, having application in both land and offshore environments. Typically, these systems comprise an engineered blend of weighting materials used to contain formation pressures, and a broad range of chemical additives, designed to yield the specific drilling performance characteristics required for a given drilling project. Oil-base drilling fluids, which primarily are used to drill water-sensitive shales, reduce torque and drag and are widely used in areas where stuck pipe is likely to occur. In certain drilling areas of the world, oil-base systems exhibit comparably higher penetration rates when compared to water-base systems, significantly reducing time on location and overall drilling costs. Synthetic-base drilling fluids are used in drilling environments where oil-base fluids are environmentally prohibited and provide the performance benefits of oil-base systems. Synthetic-base systems are particularly advantageous in the deepwater environment. M-I SWACO also provides a comprehensive line of reservoir drill-in fluids which combine the high performance properties of a premium drilling fluid with minimal damaging characteristics of a brine completion fluid.

         Completion fluids (clear brines) are solids-free, clear-salt solutions with high specific gravities and are non-damaging to the producing formation. Operators use these specially designed fluid systems in combination with a comprehensive range of specialty chemicals to control bottom-hole pressures, while meeting the specific corrosion inhibition, viscosity and fluid loss requirements necessary during the completion and workover phase of a well. These systems are specially engineered to maximize well production by minimizing formation damage that can be caused by solids-laden systems. M-I SWACO provides a complete line of completion fluids products and services, including low- and high-density brines, specialty chemicals, filtration and chemical treatment services, wellsite engineering and technical and laboratory support services.

         Fluid Competition. The major competitors in the worldwide drilling fluids market, which approximated $3.5 billion in 2003, are Baroid Drilling Fluids (a division of Halliburton Company ("Halliburton")) and INTEQ (a division of Baker Hughes, Inc. ("Baker Hughes")). While M-I SWACO and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally based competitors. The major competitors in the worldwide completion fluids market, which approximated $0.5 billion in 2003, are Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., BJ Services Company and Ambar, Inc.

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

         Solids-control equipment is used to remove drill cuttings from the fluid system, allowing the drilling fluid to be cleaned and recirculated. Solids are normally separated from the drilling fluid using one or a combination of the following: balanced elliptical and linear-motion shale shakers, desanders, disilters, hydroclones, mud cleaners and centrifuges. M-I SWACO designs, manufactures, sells and rents a comprehensive, proprietary line of this equipment for oil and gas drilling processes throughout the world. The Company is also a leading manufacturer and supplier of screens used in solids-control equipment for both oilfield and certain industrial markets. M-I SWACO complements its product offering by providing engineering and technical support to operators and drilling contractors from the planning stages of their projects through waste removal and site remediation.

         Operators employ M-I SWACO-manufactured pressure-control equipment to drill safely and economically in sour-gas and high-pressure zones. Well killing and high-pressure control drilling chokes, together with related operating consoles, are used in the drilling process during well kicks and well clean-up and testing operations. Degassers and mud gas separators are designed to remove and safely vent entrained gases, including toxic gases such as hydrogen sulfide and corrosive oxygen, from the drilling mud. This equipment reduces the risk of dangerous and costly blowouts caused by recirculating mud that contains natural gas. Key products in M-I SWACO's pressure control product line include the MUD D-GASSER(R) and SUPER CHOKE(TM), both of which hold strong market positions as do the SUPER MUD GAS SEPARATOR(TM) and the SUPER AUTOCHOKE(TM). The latter products represent key advancements in hands-free well pressure control and underbalanced drilling operations.

         With drilling operations expanding into more environmentally sensitive areas, there has been increased focus on the effective collection, treatment and disposal of waste produced during the drilling of a well. M-I SWACO provides operators with value-added solutions designed to minimize and treat drilling waste. The Company provides a full suite of waste handling, minimization and management products and services, including the CLEANCUT(R) pneumatic conveyance system for collection and transportation of drill cuttings related to offshore drilling programs. M-I SWACO also provides rig vacuum systems for cuttings recovery, high-gravity force drying equipment for liquid/solid separation and cuttings slurification and re-injection processes for reducing haul-off waste. In addition, through the THERMAL PHASE SEPARATION(TM) process, M-I SWACO provides operators a proven technology for maximizing the recovery of drilling fluids, while minimizing wastes. M-I SWACO's waste treatment services encompass a wide range of activities, including site assessment, drill cuttings injection, water treatment, pit closure and remediation, bioremediation, dewatering and thermal processing. The Company has established ENVIROCENTERS(R) in Norway, Germany and the United States designed specifically for recovering, treating and recycling solid and liquid drilling wastes.

         SWACO Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of Varco International, Inc.) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.

         Oilfield Production Chemicals. M-I SWACO provides a complete line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division, acquired in January 2003. Oilfield production chemicals are used to enhance the flow of hydrocarbons from the wellbore by eliminating paraffin, scale and other byproducts encountered during the production process. Oilfield production chemicals are also used to protect piping and other equipment associated with the production, transportation and processing of oil and gas.

         Production Chemical Competition. The major competitors in the worldwide oilfield production chemical market include Baker Petrolite (a division of Baker Hughes), Ondeo-Nalco Energy Services (a division of Nalco Company) and Champion Technologies, Inc. Generally, competition is based on product quality, product performance, technical support and price.

Smith Technologies

         Products and Services. Smith Technologies is a worldwide leader in the design, manufacture and marketing of drill bits primarily used in drilling oil and natural gas wells. In addition, Smith Technologies is the leading provider of downhole turbine drilling products (referred to as "turbodrills") and services that enhance the operating performance of petroleum drill bits in certain applications. Smith Technologies' product offerings are designed principally for the premium market segments where faster drilling rates and greater footage drilled provide significant economic benefits in reducing the total cost of a well.

         Smith Technologies designs, manufactures and markets three-cone drill bits for the petroleum industry, ranging in size from 3 1/2 to 28 inches in diameter. These three-cone bits comprise two major components - the body and the cones, which contain different types of pointed structures referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal-applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert"), which is usually tungsten carbide. The Company also produces three-cone drill bits in which the tungsten carbide insert is coated with polycrystalline diamond. In certain formations, bits produced with diamond-enhanced inserts last longer and increase penetration rates, which substantially decreases overall drilling costs. Smith Technologies is the leading provider of drill bits utilizing diamond-enhanced insert technology.

         In addition, Smith Technologies designs, manufactures and markets diamond drill bits. Diamond bits consist of a single body made of either a matrix powder alloy or steel. The cutting structures of diamond bits consist of either polycrystalline diamond cutters, which are brazed on the bit, or natural or synthetic diamonds, which are impregnated in the bit. These bits range in size from 2 3/4 to 26 inches in diameter.

         Smith Technologies also designs, assembles and markets a comprehensive line of turbodrills and provides related technical support. Turbodrills, which operate directly above the drill bit, use the hydraulic energy provided by drilling fluid pumps on the rig floor to deliver torque to and rotate the drill bit. These proprietary tools are designed to provide faster rates of penetration, operate in much higher temperature formations, deliver longer downhole life and produce better wellbore quality than conventional positive displacement drilling motors. The turbine drilling motor provides operators with cost effective solutions in demanding environments such as horizontal applications, hard formations and high-temperature zones.

         The Company manufactures polycrystalline diamond and cubic boron nitride materials that are used in the Company's three-cone and diamond drill bits and other specialized cutting tools. The Company believes that it is one of the world's largest manufacturers of polycrystalline diamond and the only drill bit manufacturer with substantial capabilities in this area. Smith Technologies also develops and uses patented processes for applying diamonds to a curved surface which optimize the performance of inserts used in drill bits. As a result, Smith Technologies enjoys a competitive advantage in both material cost and technical ability over other drill bit companies. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into non-energy markets.

         Competition. Besides the Company, Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and ReedHycalog (a division of Grant Prideco, Inc.) are the three major competitors in the drill bit business. While Smith Technologies and these companies supply the majority of the worldwide drill bit market, which approximated $1.3 billion in 2003, they compete with more than 20 companies. Generally, competition for sales of drill bits is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality, reliability and technological advances, such as diamond-enhanced inserts, provide its products with a competitive advantage.

Smith Services

         Products and Services. Smith Services is a leading global provider of technologically advanced drilling, fishing, remedial, multilateral and completion products, services and solutions to the oil and gas drilling industry.

         Smith Services' Drilling Systems business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools such as the HYDRA-JAR(R) tool and the ACCELERATOR(R) tool, which are used to free stuck drill strings during the drilling process. Additionally, drilling performance tools such as the HYDRA-THRUST(R) tool, used in the drilling process to maintain constant weight on the drill bit, and Drilling on Gauge subs used for maintaining hole gauge and quality of the wellbore, are examples of Smith Services continuous commitment to developing new technology. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and HEVI-WATE(TM) drill pipe, and provides related inspection services, including drill string repair and rebuild services. These components and their placement in the drill string are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drill string components. Rotating drilling heads for flow control in underbalanced drilling applications and automatic connection torque monitoring and control systems are also designed and manufactured by Smith Services. Smith Services also manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The Company's patented RHINO(R) Reamer, REAMASTER(R) and simultaneous drilling and hole enlargement system are three examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the simultaneous drilling and hole enlargement system above the drill bit, the operator may drill the main bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.

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

         Smith Services provides Wellbore Departure Systems and Multilateral Junctions through the manufacture of proprietary casing exit tools which are installed by highly trained technicians. These systems, which include the patented TRACKMASTER(R)WHIPSTOCK SYSTEM, PACK-STOCK(R), ANCHOR-STOCK(R) and the MX(R) Multilateral Junction, allow the operator to divert around obstructions in the main wellbore or reach multiple production zones from the main wellbore (known as multilateral completions). In addition, Smith Services' DRILLAHEAD SYSTEM combined with the XITOR(R), GEOTRACK(TM) and One-trip mills, which mill the casing exit and continue to drill several hundred feet of formation, provide for a "no trip" system which saves the customer time and reduces their overall drilling costs. The Company also provides mechanical, hydraulic and explosive pipe-cutting services to remove casing during well or platform abandonment.

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

DISTRIBUTION SEGMENT

Wilson

         Products and Services. Wilson is a supply-chain management company which provides products and services to the energy, refining, petrochemical, power generation and mining industries. Wilson operates an extensive network of supply branches, service centers and sales offices through which it markets pipe, valves and fittings as well as mill, safety and other maintenance products, predominately in the United States and Canada. In addition, Wilson provides warehouse management, vendor integration and various surplus and inventory management services. The majority of Wilson's operations are focused on North American distribution of maintenance, repair and operating supplies and equipment with the remainder associated with line pipe and automated valve products (including valve, actuator and control packages).

         Approximately two-thirds of Wilson's 2003 revenues were generated in the energy sector, which includes exploration and production companies and companies with operations in the petroleum industry's pipeline sector. The remainder related to sales in the downstream and industrial market, including refineries, petrochemical and power generation plants and other energy-focused operations.

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

NON-U.S. OPERATIONS

         Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith's management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Europe/Africa, the Middle East, Latin America and the Far East. Approximately 56 percent, 53 percent and 48 percent of the Company's revenues in 2003, 2002 and 2001, respectively, were derived from equipment or services sold or provided outside the United States. The Company's Distribution operations constitute a significant portion of the consolidated revenue base and are concentrated in North America which serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 65 percent, 64 percent and 59 percent of the Company's revenues were generated in non-U.S. markets in 2003, 2002 and 2001, respectively.

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

SALES AND DISTRIBUTION

         Sales and service efforts are directed to end users in the exploration and production industry, including major and independent oil companies, national oil companies and independent drilling contractors. The Company's products and services are primarily marketed through the direct sales force of each business unit. In certain non-U.S. markets where direct sales efforts are not practicable, the Company utilizes independent sales agents, distributors or joint ventures.

         Smith maintains field service centers, which function as repair and maintenance facilities for rental tools, operations for remedial and completion service and a base for the Company's global sales force, in all major oil and gas producing regions of the world. The location of these service centers near the Company's customers is an important factor in maintaining favorable customer relations.

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

RAW MATERIALS

         Through its company-owned mines in and outside the United States, M-I SWACO has the capability to produce a large portion of its requirements for barite and bentonite. Barite reserves are mined in the United States, the United Kingdom and Morocco. Bentonite is produced from ore deposits in the United States. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are readily available for production when market conditions dictate. In addition to its own production, M-I SWACO purchases the majority of its worldwide barite requirement from suppliers outside the United States, mainly the People's Republic of China, India and Morocco.

         The Company purchases a variety of raw materials for its Smith Technologies and Smith Services units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components, and believes that numerous alternative supply sources are available for all such materials. The Company produces polycrystalline diamond materials in Provo, Utah and Scurelle, Italy for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit producer with substantial polycrystalline diamond manufacturing capabilities.

PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

         The Company's business units maintain product development and engineering departments whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and environmental-based solutions for drilling and completion operations. The Company's primary research facilities are located in Houston, Texas; Stavanger, Norway; Aberdeen, Scotland; and Florence, Kentucky.

         The Company also maintains a drill bit database which records the performance of drill bits over the last 18 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements related to product development. Management believes this proprietary database gives the Company a competitive advantage in the drill bit business.

         The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $55.6 million in 2003, $50.6 million in 2002 and $50.8 million in 2001. In 2003, research and engineering expenditures approximated 2.1 percent of the Company's Oilfield Products and Services segment revenues.

         Although the Company has over 1,600 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent.

EMPLOYEES

         At December 31, 2003, the Company had 11,971 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I SWACO and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

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

ITEM 2.  PROPERTIES

         The principal facilities and properties utilized by the Company at December 31, 2003 are shown in the table below. Generally, the facilities and properties are owned by the Company.

                                                                                                                      Approx.
                                                        Principal Products Processed                   Land         Bldg. Space
               Location                                       or Manufactured                         (Acres)        (sq. ft.)
----------------------------------------    -----------------------------------------------------    ----------    ---------------
Oilfield Products and Services Segment:
  Houston, Texas.....................       Tubulars, surface and downhole tools, remedial
                                            products, liner hangers, diamond drill bits,
                                            drilling and fishing jars and fishing tool equipment            73            708,000
  Ponca City, Oklahoma...............       Three-cone drill bits                                           15            207,000
  Florence, Kentucky.................       Separator units, mill units, parts, screens and motors          15            145,000
  Aberdeen, Scotland.................       Downhole tools and remedial products                            10            132,000
  Greybull, Wyoming..................       Bentonite mine and processing                                8,394            110,000
  Tulsa, Oklahoma....................       Oilfield and industrial screening products                       7             95,000
  Saline di Volterra, Italy..........       Three-cone drill bits                                           11             92,000
  Edinburgh, Scotland................       Wire cloth and oilfield screening products                       3             91,400
  Aberdeen, Scotland.................       Downhole tools                                                  10             91,000
  Karmoy, Norway.....................       Barite and bentonite processing                                  5             51,000
  Greystone, Nevada..................       Barite mine and processing                                     268             50,000
  Battle Mountain, Nevada............       Barite processing                                               23             43,000
  Provo, Utah........................       Synthetic diamond materials                                      4             43,000
  Nisku, Canada......................       Tubulars and drill collars                                      10             42,000
  Zelmou, Morocco....................       Barite mine                                                  3,954             41,000
  Zavalla, Texas.....................       Drilling fluid chemical products                                33             36,000
  Nivellas, Belgium..................       Separator units, mill units, parts, screens and motors           5             32,000
  Scurelle, Italy....................       Diamond drill bits and synthetic diamond materials               4             31,000
  Amelia, Louisiana..................       Barite processing                                               26             25,000
  Spruce Grove, Canada...............       Drilling fluid processing                                        3             24,000
  Berra, Italy.......................       Solids control equipment                                         2             24,000
  Salzweld, Germany..................       Drilling fluid processing                                        2             23,000
  Galveston, Texas...................       Barite processing                                                6             21,000
  Macon, Georgia.....................       Separator units and screens                                      1             18,000
  Aberdeen, Scotland.................       Barite and bentonite processing                                  2             12,000
  Foss/Aberfeldy, Scotland...........       Barite mine and processing                                     102             10,000
  Mountain Springs, Nevada...........       Barite mine                                                    900                  -

Distribution Segment:
  Houston, Texas.....................       Pipe, valves and fittings                                       11            198,000

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

ITEM 3.  LEGAL PROCEEDINGS

         Information relating to various commitments and contingencies, including legal proceedings, is described in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A.  OFFICERS OF THE REGISTRANT

         (a) The names and ages of all officers of the Company, all positions and offices with the Company presently held by each person named and their business experience are stated below. Positions, unless otherwise specified, are with the Company.

         NAME, AGE AND POSITIONS                PRINCIPAL CURRENT OCCUPATION AND OTHER SIGNIFICANT POSITIONS HELD
         -----------------------                -----------------------------------------------------------------
Doug Rock (57)......................  Chairman of the Board since February 1991, elected Chief Executive Officer in March 1989 and
   Chairman of the Board, Chief           served as President and Chief Operating Officer since December 1987.  Held various
   Executive Officer, President           positions since joining the Company in June 1974, served as President of the Company's
   and Chief Operating Officer            Drilco Division beginning April 1982 and was named President of the Company's Smith
                                          Tool Division in July 1985.

Loren K. Carroll (60)...............  President and Chief Executive Officer of M-I SWACO since March  1994, Executive Vice
   Executive Vice President of            President since October 1992 and member of the Board of Directors since November 1987.
   the Company; President and             Joined Company in December 1984 as Vice President and Chief Financial Officer and served
   and Chief Executive Officer of         in that capacity until March 1989. Rejoined the Company in October 1992 as Executive Vice
   M-I SWACO                              President and Chief Financial Officer.

Neal S. Sutton (58).................  Senior Vice President--Administration, General Counsel and Secretary since December 1994.
   Senior Vice President--                Joined Company as Vice President, Secretary and General Counsel in January 1991 and
   Administration, General                named Vice President-Administration in March 1992.
   Counsel and Secretary

Margaret K. Dorman (40).............  Senior Vice President, Chief  Financial Officer and Treasurer since June 1999. Joined
   Senior Vice President, Chief           Company as Director of Financial Reporting in December 1995 and named Vice President,
   Financial Officer and Treasurer        Controller and Assistant Treasurer in February 1998.

Roger A. Brown (58).................  President, Smith Technologies since July 1998. Joined Company as President, Smith Diamond
   President, Smith Technologies          Technology in April 1995.

John J. Kennedy (51)................  President and Chief Executive Officer, Wilson since June 1999. Joined Company as Treasury
   President and                          Manager in November 1986, named Treasury  Director responsible for International
   Chief Executive Officer, Wilson        Operations in November 1987 and served as Treasurer  beginning May 1991.  Elected Vice
                                          President, Chief Accounting Officer and Treasurer in March 1994 and named Senior Vice
                                          President, Chief Financial Officer and Treasurer in April 1997.

Richard A. Werner (62)..............  President, Smith  Services since May 1994. Joined Company as Vice President and General
   President, Smith Services              Manager-Downhole Tools and Services in May 1991 and named Vice President and General
                                          Manager-Drilco/Servco in March 1993. Served as Vice President and General Manager-Smith
                                          Services beginning December 1993.

David R. Cobb (38)..................  Vice President and Controller since July 2002. Joined Company as Assistant Controller in
   Vice President and Controller          October  2001. Assistant Treasurer, Kent Electronics Corporation from April 1997 to
                                          September 2001.

Earl M. Springer (53)...............  Vice President, Business  Development  since  February  1998. Joined Company as District
   Vice President, Business               Manager of M-I SWACO in November 1990 and named Senior Account Representative of M-I
   Development                            SWACO in September 1993. Served as Manager of Technology Development  beginning August
                                          1994 and named Manager of Business Development in July 1997.



Geri D. Wilde (53)..................  Vice President, Taxes since February 1998. Joined Company as Manager of Taxes and Payroll
   Vice President, Taxes and            of M-I SWACO in December 1986 and named  Director of Taxes and Assistant Treasurer in
   Assistant Treasurer                  April 1997.

         (b) All officers of the Company are elected annually by the Board of Directors at the meeting held immediately following the annual meeting of stockholders. They hold office until their successors are elected and qualified.

         There are no family relationships between the officers of the Company.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The common stock of the Company is traded on the New York Stock Exchange and the Pacific Stock Exchange. The following are the high and low sale prices for the Company's common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated, and adjusted for the two-for-one stock split effective July 8, 2002.

                                  COMMON STOCK
                            -------------------------
                               HIGH          LOW
                            -----------   -----------
2002
  First Quarter              $   34.94    $   23.19
  Second Quarter                 38.72        30.23
  Third Quarter                  36.24        25.79
  Fourth Quarter                 35.95        26.55

2003
  First Quarter                  36.48        29.85
  Second Quarter                 41.55        34.47
  Third Quarter                  39.30        33.96
  Fourth Quarter                 42.52        35.86

         On March 8, 2004, the Company had 2,139 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $51.50.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                              2003               2002               2001               2000              1999(b)
                                         ---------------    ---------------    ---------------    ---------------    --------------
                                                                    (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues................................  $   3,594,828     $    3,170,080     $    3,551,209     $    2,761,014     $    1,806,153

Gross profit............................      1,075,931            918,302          1,045,804            745,169            467,940

Operating income........................        328,747            256,148            371,510            199,026            149,532

Income before cumulative effect of
   change in accounting principle.......        124,634             93,189            152,145             72,800             56,724

Earnings per share before cumulative
   effect of change in accounting
   principle - diluted basis(a).........           1.24               0.93               1.51               0.72               0.58


BALANCE SHEET DATA:
Total assets............................  $   3,097,047     $    2,749,545     $    2,735,828     $    2,295,287     $    1,894,575

Long-term debt..........................        488,548            441,967            538,842            374,716            346,647

Total stockholders' equity..............      1,235,776          1,063,535            949,159            817,481            720,220

         The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as changes in the method of accounting for goodwill, business combinations completed during 2003, 2002 and 2001, and unusual items which may affect the comparability of the information shown above.

(a) All fiscal years prior to 2002 have been restated for the impact of a two-for-one stock split, which was effective July 8, 2002.

(b) In July 1999, the Company completed a transaction with Schlumberger Limited related to the combination of certain M-I SWACO and Dowell drilling fluid operations under a joint venture arrangement. Schlumberger contributed its non-U.S. drilling fluid operations and paid cash consideration of $280.0 million to the Company in exchange for a 40 percent minority ownership interest in the combined operations. The Company recognized a non-recurring gain of $81.4 million in connection with this transaction.

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

MANAGEMENT OVERVIEW

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, turbine products, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.

         Management believes the increasing complexity of drilling programs has resulted in a shift in exploration and production spending toward value-added, technology-based products, which reduce operators' overall drilling costs. The Company continues to focus on investing in the development of technology-based products that considerably improve the drilling process through increased efficiency and rates of penetration and reduced formation damage. Management believes the overall savings realized by the use of the Company's premium products compensate for the higher costs of these products over their non-premium counterparts.

         The Company's operations are largely driven by the level of exploration and production ("E&P") spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the financial condition of independent E&P companies and the overall level of global economic growth and activity. In addition, approximately 10 percent of the Company's consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.

         Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during 2003, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-quarter of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 59 percent of the Company's 2003 revenues were generated in markets outside of North America.

MARKET AND INDUSTRY ACTIVITY AND OUTLOOK

         The 2003 average worldwide rig count grew 19 percent above the prior year level, primarily associated with a strong land-based North American drilling recovery. The Company anticipates a modest increase in E&P spending in 2004, which is somewhat dependent upon commodity prices remaining at or near the average level reported in 2003. The incremental spending is expected to be largely concentrated in markets outside North America, as E&P companies develop higher-reserve projects to address production declines associated with historical underinvestment in their upstream operations. Although there are several factors which could influence forecasted spending, the Company's business is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Any deterioration in the global economic environment could adversely impact worldwide drilling activity and the future financial results of the Company.


FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "believe," "anticipate," "forecast," "expect," "estimate," "project" and similar terms. The statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, industry conditions, changes in laws or regulations and other risk factors outlined elsewhere in this Form 10-K, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary.

RESULTS OF OPERATIONS

Segment Discussion

         The Company markets its products and services throughout the world through four business units which are aggregated into two reportable segments. The Oilfield Products and Services segment consists of three business units: M-I SWACO, Smith Technologies and Smith Services. The Distribution segment includes the Wilson business unit. The revenue discussion below has been summarized by business unit in order to provide additional information in analyzing the Company's operations.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                        2003                      2002                       2001
                                              -------------------------  ------------------------  -------------------------
                                                 AMOUNT       PERCENT       AMOUNT      PERCENT        AMOUNT      PERCENT
                                              -------------  ----------  -------------- ---------  --------------- ---------
FINANCIAL DATA: (dollars in thousands)
Revenues:
  M-I SWACO.............................      $   1,865,851      52      $   1,558,672      49     $   1,627,600       46
  Smith Technologies....................            403,261      11            324,735      10           398,204       11
  Smith Services........................            409,162      11            399,502      13           398,327       11
                                              -------------  ----------  -------------  ---------  --------------- ---------
    Oilfield Products and Services......          2,678,274      74          2,282,909      72         2,424,131       68
  Wilson................................            916,554      26            887,171      28         1,127,078       32
                                              -------------  ----------  -------------  ---------  --------------- ---------
      Total.............................      $   3,594,828     100      $   3,170,080     100     $   3,551,209      100
                                              =============  ==========  =============  =========  =============== =========
Geographic Revenues:
  United States:
    Oilfield Products and Services......      $     925,148      26      $     813,946      26     $   1,000,201       28
    Distribution........................            667,095      18            678,764      21           829,177       24
                                              -------------  ----------  -------------  ---------  -------------   ---------
      Total United States...............          1,592,243      44          1,492,710      47         1,829,378       52
                                              -------------  ----------  -------------  ---------  -------------   ---------
  Canada:
    Oilfield Products and Services......            171,653       5            117,014       4           145,882        4
    Distribution........................            191,221       5            169,626       5           254,242        7
                                              -------------  ----------  -------------  ---------  -------------   ---------
      Total Canada......................            362,874      10            286,640       9           400,124       11
                                              -------------  ----------  -------------  ---------  -------------   ---------
  Non-North America:
    Oilfield Products and Services......          1,581,483      44          1,351,949      43         1,278,048       36
    Distribution........................             58,228       2             38,781       1            43,659        1
                                              -------------  ----------  -------------  ---------  -------------   ---------
      Total Non-North America...........          1,639,711      46          1,390,730      44         1,321,707       37
                                              -------------  ----------  -------------  ---------  -------------   ---------
          Total Revenue.................      $   3,594,828     100      $   3,170,080     100     $   3,551,209      100
                                              =============  ==========  =============  =========  =============   =========
Operating Income:
  Oilfield Products and Services........      $     343,486      13      $     266,692      12     $     354,614       15
  Distribution..........................             (7,897)      -             (4,026)      -            22,893        2
  General Corporate.....................             (6,842)      *             (6,518)      *            (5,997)       *
                                              -------------  ----------  -------------  ---------  -------------   ---------
      Total.............................      $     328,747       9      $     256,148       8     $     371,510       10
                                              =============  ==========  =============  =========  =============   =========
MARKET DATA:
Average Worldwide Rig Count: (1)
  United States.........................              1,216      47                946      43             1,307       49
  Canada................................                339      13                255      12               330       12
  Non-North America.....................              1,050      40                990      45             1,037       39
                                              -------------  ----------  -------------  ---------  -------------   ---------
      Total.............................              2,605     100              2,191     100             2,674      100
                                              =============  ==========  =============  =========  =============   =========
Average Commodity Prices:
  Crude Oil ($/Bbl)(2)..................      $       31.06              $       26.08             $       25.89
  Natural Gas ($/mcf)(3)................               5.29                       3.10                      3.84

(1) Source: M-I SWACO.
(2) Average West Texas Intermediate ("WTI") spot closing prices.
(3) Average weekly composite spot U.S. wellhead prices.
*not meaningful

Oilfield Products and Services Segment

Revenues

         M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 13 percent of the revenue base. U.S. offshore drilling programs, which account for approximately five percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO's revenues totaled $1.9 billion for the year ended December 31, 2003, an increase of 20 percent above the prior year period. Excluding the effect of acquired operations, revenues rose 14 percent above 2002 levels impacted by increased sales volumes in markets outside of North America. On a geographic basis, increased E&P spending and new contract awards in Latin America, the Former Soviet Union ("FSU") and West Africa influenced the higher reported revenues. The year-over-year base revenue growth was also impacted by the significant increase in the number of North American land-based drilling programs and, to a lesser extent, a favorable customer mix in the U.S. offshore market. For the year ended December 31, 2002, M-I SWACO reported revenues of $1.6 billion, a decline of four percent from 2001 revenue levels. Excluding the impact of acquired operations, revenues were ten percent below the prior period and compared to an 18 percent decline in the average worldwide rig count. The majority of the base revenue decline was attributable to the lower number of land-based drilling programs in the Western Hemisphere markets, primarily the United States, Argentina and Venezuela. Lower sales of synthetic drilling fluids, related to a 22 percent reduction in the average number of U.S. offshore drilling projects, accounted for the remainder of the year-to-year variance.

         Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations correlate more closely to the rig count than any of the Company's other businesses. Smith Technologies reported revenues of $403.3 million for the year ended December 31, 2003, an increase of 24 percent over the prior year. Excluding incremental revenues from businesses acquired in the latter half of 2002, base revenues were approximately 19 percent above the prior year and approximated the increase in the worldwide rig count. The year-to-year base revenue growth was generated in North America, reflecting the higher level of land-based drilling activity and, to a lesser extent, the impact of new product introductions. For the year ended December 31, 2002, Smith Technologies' revenues totaled $324.7 million. Revenues for the Smith Technologies unit were 18 percent below the prior year and mirrored the decline in worldwide activity levels. The majority of the revenue variance resulted from lower unit sales of three-cone bits, reflecting the 28 percent reduction in U.S. drilling activity. Reduced activity levels in certain Latin American markets, specifically Colombia, Argentina and Venezuela, accounted for the remainder of the year-to-year variance.

         Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the year ended December 31, 2003, Smith Services reported revenues of $409.2 million, a two percent increase from the prior year. The year-to-year revenue comparison was impacted by a 50 percent reduction in U.S. drill pipe product sales, which are not highly correlated to drilling activity. Excluding the impact of drill pipe sales, revenues increased seven percent above the prior year, primarily attributable to higher E&P spending in North America and certain Middle East markets. On a product basis, the majority of the core revenue growth was driven by higher demand for remedial product and service lines, including new product introductions. For the year ended December 31, 2002, Smith Services reported revenues of $399.5 million. Revenues were comparable with amounts reported in 2001, as incremental revenues from acquired operations offset a 13 percent decline in base business volumes. The base revenue reduction primarily reflects the effect of a 27 percent decline in North American activity levels, which impacted demand for drilling-related products and services, including tubulars and inspection services.

Operating Income

         Operating income for the Oilfield Products and Services segment was $343.5 million, or 12.8 percent of revenues, for the year ended December 31, 2003. Segment operating margins increased one percentage point above the prior year level reflecting a combination of gross margin expansion and, to a lesser extent, reduced operating expenses as a percentage of revenues. The gross margins were influenced by a favorable shift in the revenue mix towards higher-margin products and, to a lesser extent, improved expense coverage resulting from the impact of increased sales volumes on the segment's manufacturing and service infrastructure. For the year ended December 31, 2002, Oilfield operating income was $266.7 million, a 25 percent decline from the prior year period. Operating margins for the segment were 11.7 percent, approximately three percentage points below the prior year's level. The year-to-year decrease in segment operating income relates to decreased gross profit, primarily associated with lower sales volumes. To a lesser extent, decreased demand for higher-margin products, specifically drill bits and premium drilling fluids which accounted for over three quarters of the revenue decline, contributed to the gross profit reduction. Segment operating expenses were comparable with the prior year, as the effect of lower employee profit-sharing requirements and the elimination of goodwill amortization was offset by incremental expenses associated with acquired operations and higher costs incurred under medical and casualty insurance programs.

Distribution Segment

Revenues

         Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with over 90 percent of Wilson's 2003 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Wilson reported revenues of $916.6 million for the year ended December 31, 2003, three percent above the prior year. The year-over-year revenue increase was reported in the energy sector operations driven by the higher level of North American drilling and completion activity. Lower industrial sales volumes, primarily related to reduced maintenance and repair spending in the refining, petrochemical and power generation customer base impacted the reported revenue variance. For the year ended December 31, 2002, Wilson's revenues totaled $887.2 million, a 21 percent decline from the prior year period. Over 70 percent of the revenue variance was reported in the energy sector operations related to a combination of lower North American drilling and completion activity and reduced Canadian tubular product sales due to increased competition from steel mills. Lower spending for major maintenance programs and projects by customers in the U.S. industrial and petrochemical markets contributed to the remainder of the segment's revenue variance.

Operating Income

         Operating income for the Distribution segment declined $3.9 million from the 2002 level, impacted by a $4.6 million charge recorded in the fourth quarter of 2003. Approximately $3.8 million of this amount was an inventory-related charge, while the remainder provided for estimated losses associated with the bankruptcy of a large industrial customer. Excluding this charge, Distribution operating results increased $0.7 million over the amount reported in 2002, equating to incremental operating income of approximately two percent of revenues. The incrementals were below those historically reported in the segment, impacted by the higher mix of project and export orders, which typically generate lower comparable margins. For the year ended December 31, 2002, Distribution segment operating income declined $26.9 million from the amounts reported in 2001, equating to decremental operating margins of 11 percent. The decrementals reflect the significant reduction in gross profit associated with the reported revenue decline, partially offset by lower variable-based operating expenses.

Other

         The Distribution segment goodwill balance, which approximated $37.8 million as of December 31, 2003, is subject to an annual impairment test. This evaluation is largely influenced by future cash flow projections, and, therefore, requires management to make judgments about future operating results and working capital requirements. As noted above, Wilson's financial performance has been impacted by the lower level of business volumes experienced in its downstream and industrial sector. Changes in cash flow assumptions or other factors which negatively impact the estimated fair value of the Distribution business would influence the evaluation and might result in the determination that a portion of the goodwill is impaired when the analysis is performed during the first quarter of 2004.

         For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------
                                                  2003                         2002                          2001
                                        --------------------------   --------------------------   ----------------------------
                                            AMOUNT       PERCENT         AMOUNT       PERCENT          AMOUNT        PERCENT
                                         -------------  ----------    -------------  ----------   --------------    ----------
Revenues............................     $   3,594,828     100        $   3,170,080     100        $   3,551,209        100
                                         -------------  ----------    -------------  ----------    -------------    ----------

Gross profit........................         1,075,931      30              918,302      29            1,045,804         29

Operating expenses..................           747,184      21              662,154      21              674,294         19
                                         -------------  ----------    -------------  ----------   --------------    ----------
Operating income....................           328,747       9              256,148       8              371,510         10

Interest expense....................            40,964       1               40,928       1               45,359          1

Interest income.....................           (1,973)       -              (2,579)       -               (2,895)        -
                                         -------------  ----------    -------------  ----------   --------------    ----------
Income before income taxes,
  minority interests and cumulative
  effect of change in accounting
  principle.........................           289,756       8              217,799       7              329,046          9

Income tax provision................            93,334       3               66,632       2              106,397          3

Minority interests..................            71,788       2               57,978       2               70,504          2
                                         -------------  ----------    -------------  ----------   --------------    ----------
Income before cumulative effect
  of change in accounting principle..          124,634       3               93,189       3              152,145          4
                                         -------------  ----------    -------------  ----------   --------------    ----------

Cumulative effect of change in
  accounting principle, net of tax
  and minority interests............           (1,154)       -                    -       -                    -          -
                                         -------------  ----------    -------------  ----------    -------------    ----------
Net income..........................     $     123,480       3        $      93,189       3        $     152,145          4
                                         =============  ==========    =============  ==========    =============    ==========

2003 versus 2002

         Consolidated revenues were $3.6 billion for the year ended December 31, 2003, 13 percent above the prior year's level. The majority of the revenue growth was reported in the Company's Oilfield operations, impacted by increased worldwide drilling activity and, to a lesser extent, revenues from acquired operations. Excluding incremental revenues from acquired operations, base business revenues grew 10 percent over the prior year as demand for the Company's products and services was impacted by increased North American drilling activity as well as customer spending and new contract awards in markets outside the United States and Canada.

         Gross profit was $1.1 billion, 17 percent above the prior year period. The increase in gross profit reflects higher sales volumes associated with the increased worldwide activity levels. Gross profit margins for the year were 30 percent of revenues, one percentage point above the gross profit margins reported in the prior year. The gross margin improvement was primarily impacted by an increased proportion of Oilfield segment sales, which traditionally generate higher gross profit margins than the Distribution segment. To a lesser extent, a favorable shift in the product mix towards higher-margin products, including drill bits and premium drilling fluids, contributed to the margin expansion.

         Operating expenses, consisting of selling, general and administrative expenses, increased $85.0 million from the amount reported in 2002. The majority of the year-to-year increase was attributable to higher variable costs directly associated with the improved business volumes, as well as increased investment in people and infrastructure to support the expanding base business. To a lesser extent, the operating expense variance was impacted by incremental expenses associated with acquired operations. As a percentage of revenues, operating expenses were comparable with the prior year.

         Net interest expense, which represents interest expense less interest income, equaled $39.0 million in 2003. Net interest expense was relatively consistent with the prior year amount as average debt levels were comparable between the periods.

         The effective tax rate approximated 32 percent, which was above the 31 percent effective rate reported in the prior year, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate increased one percentage point from the prior year due to a shift in the geographic mix of pre-tax income toward higher rate jurisdictions and, to a lesser extent, a lower proportion of M-I SWACO's U.S. partnership earnings.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $71.8 million in 2003, a $13.8 million increase from the prior year. The increase predominantly reflects the higher profitability of the M-I SWACO joint venture during 2003.

         The cumulative effect of change in accounting principle included for 2003 represents the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

2002 versus 2001

         Consolidated revenues were $3.2 billion for the year ended December 31, 2002, 11 percent below the prior year's level. The majority of the revenue reduction was reported in the Company's Distribution operations, which are concentrated in North America and were impacted by the significant decline in corresponding activity levels. The revenue variance was also influenced by the impact of revenues from acquired operations and, to a lesser extent, the contribution of certain Oilfield segment operations to an unconsolidated joint venture in the fourth quarter of 2001. Excluding the net impact of acquired and divested operations, base revenues declined 15 percent from the prior year, as demand for the Company's products and services was impacted by a 26 percent reduction in Western Hemisphere drilling activity. Base revenue growth in the Eastern Hemisphere markets, attributable to increased activity levels and new contract awards, served to partially offset the overall revenue decline.

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

         Operating expenses, consisting of selling, general and administrative expenses decreased $12.1 million from the amount reported in 2001. The operating expense decline was attributable to cost reduction efforts initiated in response to the decrease in Western Hemisphere activity levels, lower employee profit-sharing requirements and the elimination of goodwill amortization in accordance with SFAS No. 142. Incremental expenses from acquired operations and the increased cost of medical and casualty insurance programs served to partially offset the overall expense decline. As a percentage of revenues, operating expenses increased two percentage points, reflecting lower fixed cost coverage related to the overall sales and administrative functions in both of the Company's operating segments.

         Net interest expense, which represents interest expense less interest income, decreased $4.1 million from 2001. The minimal increase in average debt levels, primarily related to financing acquisitions in the fourth quarter of the prior year, was more than offset by the impact of reduced short-term interest rates on the Company's variable rate debt.

         The effective tax rate approximated 31 percent, which was below both the 32 percent effective rate reported in the prior year and the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pre-tax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate declined one percentage point from the prior year due to the elimination of goodwill amortization, a portion of which was not tax deductible, and a favorable shift in the geographic mix of pre-tax income toward lower rate jurisdictions.

         Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $58.0 million in 2002, a $12.5 million reduction from 2001. The decrease reflects the lower profitability of the M-I SWACO joint venture, partially offset by the impact of acquiring a majority interest in United Engineering Services LLC in the fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

General

         At December 31, 2003, cash and cash equivalents equaled $51.3 million. During 2003, the Company's operations generated $142.6 million of cash flows as compared to the $323.5 million generated by the Company's operations in the prior year. The significant recovery of worldwide drilling activity has driven higher working capital investment, particularly accounts receivable and inventories, in contrast to the prior year when declining business levels contributed to positive cash flow from working capital accounts.

         In 2003, cash flows used in investing activities totaled $177.8 million, consisting of amounts required to fund acquisitions and, to a lesser extent, capital expenditures. Acquisition funding, which primarily related to the purchase of the oilfield production chemical operations of Dynea International, resulted in cash outflows of $101.8 million in 2003. The Company also invested $76.0 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Projected net capital expenditures for 2004 are expected to approximate $95.0 million, as higher drilling activity and an expanding business base impact the level of investment in manufacturing and rental tool equipment. Capital spending in 2004 is expected to primarily consist of spending for routine additions of property and equipment to support the Company's operations and maintenance of the Company's capital equipment base.

         The combination of excess cash balances held at the beginning of the year and cash flows from operations exceeded cash required to fund investing activities resulting in repayments of $16.9 million in outstanding indebtedness. Cash flows used in financing activities totaled $1.9 million for 2003 as debt repayments were largely offset by cash proceeds associated with the exercise of employee stock options.

         The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. The Company has various revolving credit facilities in the United States. As of December 31, 2003, the Company had $315.8 million of capacity available under these facilities for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At year-end, the Company had available borrowing capacity of $82.7 million under the non-U.S. borrowing facilities.

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

         The Company has not engaged in off-balance sheet financing arrangements through special purpose entities, and the consolidation of the Company's minority ownership positions would not result in an increase in reported leverage ratios. The Company has no contractual arrangements in place that could result in the issuance of additional shares of the Company's common stock at a future date other than the Company's stock option program, which is discussed in
Note 1, "Summary of Significant Accounting Policies," and Note 14, "Employee Stock Options."

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

         The following table summarizes the Company's debt maturities and future minimum payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2003 (in thousands):

                                                                 Amount of Commitment Expiration per Period
                                                        --------------------------------------------------------------
                                           Total        Less than 1          1-3             3-5           More than
                                                            year            years           years           5 years
                                        ------------    -------------    ------------    -------------    ------------
Debt maturities..................         $ 578,295        $  89,747       $ 112,292        $ 156,868       $ 219,388
Operating lease commitments......           148,924           35,231          47,682           24,849          41,162
                                        ------------    -------------    ------------    -------------    ------------
Total............................         $ 727,219        $ 124,978       $ 159,974        $ 181,717       $ 260,550
                                        ============    =============    ============    =============    ============

         Amounts related to commitments under capital lease agreements, as well as pension and other postretirement obligations, were immaterial for the periods presented.

Standby Letters of Credit and Guarantees

         In the normal course of business with customers, vendors and others, the Company is contingently liable for its performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which the $31.6 million of related liabilities are reflected in the accompanying consolidated balance sheets, the Company is contingently liable for approximately $41.6 million of standby letters of credit and bid, performance and surety bonds at December 31, 2003. Management does not expect any material amounts to be drawn on these instruments.

         The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $17.2 million as of December 31, 2003.

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

         In connection with most business acquisitions, the Company obtains contractual indemnifications from the seller related to environmental matters. These indemnifications generally provide for the reimbursement of environmental clean-up costs incurred by the Company for events occurring or circumstances existing prior to the purchase date, whether the event or circumstance was known or unknown at that time. A substantial portion of the Company's total environmental exposure is associated with its M-I SWACO operations, which are subject to various indemnifications from former owners.

         As of December 31, 2003, the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I SWACO's former owners to address issues associated with certain provisions of the environmental indemnification provided. This matter is expected to go to trial during the fourth quarter of 2004. In the event that i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following describes significant judgments and estimates used in the preparation of its consolidated financial statements:

    Allowance for doubtful accounts. The Company extends credit to customers and other parties in the normal course of business. Management regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

    Inventory reserves. The Company has made significant investments in inventory to service its customers around the world. On a routine basis, the Company uses judgments in determining the level of reserves required to state inventory at the lower of cost or market. Management's estimates are primarily influenced by technological innovations, market activity levels and the physical condition of products. Changes in these or other factors may result in adjustments to the carrying value of inventory.

    Goodwill. The Company has acquired a number of operations during the past decade, which has resulted in the recording of a material amount of goodwill. Under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to perform an annual goodwill impairment evaluation, which is largely influenced by future cash flow projections. Estimating future cash flows of the Company's operations requires management to make judgments about future operating results and working capital requirements. Although the majority of the goodwill relates to the Company's Oilfield operations, $37.8 million of goodwill has been recorded which relates to Distribution transactions. Wilson's financial performance has been impacted by the lower level of business volumes experienced in its downstream and industrial sector. Changes in cash flow assumptions or other factors which negatively impact the fair value of the Distribution business would influence the evaluation and might result in the determination that a portion of the goodwill is impaired when the analysis is performed during the first quarter of 2004.

    Self-Insurance. The Company maintains insurance coverage for various aspects of its business and operations. The Company retains a portion of losses that occur through the use of deductibles and retentions under self-insurance programs. Management regularly reviews estimates of reported and unreported claims and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

    Income taxes. Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. In certain cases, management has established reserves to reduce deferred tax assets to estimated realizable value. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

    Environmental Obligations. The Company records liabilities for environmental obligations when remedial efforts are probable and the costs can be reasonably estimated. Management's estimates are based on currently enacted laws and regulations. As more information becomes available or environmental laws and regulations change, such liabilities may be required to be adjusted. Additionally, in connection with acquisitions, the Company generally obtains indemnifications from the seller related to environmental matters. If the indemnifying parties do not fulfill their obligations, adjustments of recorded amounts may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 7A.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

         The Company is exposed to market risks from changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. See Note 9, "Financial Instruments," for additional discussion of hedging instruments.

         The Company's exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. The Company had no interest rate contracts outstanding as of December 31, 2003 and 2002. At December 31, 2003, 22 percent of the Company's long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company's future earnings or cash flows.

         The Company's exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company's hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2003, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $45.5 million and $9.2 million, respectively, and the fair value exceeded the notional amount of these contracts by $1.9 million. As of December 31, 2002, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $43.4 million and $31.4 million, respectively, and the fair value exceeded the notional amount of these contracts by $3.6 million. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.

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



ARTHUR ANDERSEN LLP

Houston, Texas
January 29, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Smith International, Inc.:

We have audited the accompanying consolidated balance sheets of Smith International, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in
Part IV, Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedule of the Company as of December 31, 2001 and for the year then ended, prior to the revisions discussed below, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in 2003 and SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002.

As discussed above, the consolidated financial statements and financial statement schedule of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those financial statements have been revised to i) give effect to a two-for-one stock split during 2002 (Notes 1, 4, 11 and 14), ii) include the transitional disclosures required by SFAS No. 142 (Notes 1 and 7), and iii) include expanded disclosures relating to the Company's supplemental executive retirement plan (Note 12). We audited the adjustments, transitional disclosures and expanded disclosures described above. Our procedures included a) agreeing previously reported weighted average shares outstanding, stock option, net income and goodwill amounts to the previously issued financial statements, b) agreeing the transitional adjustments and expanded disclosure amounts to the Company's underlying records obtained from management, and c) testing the mathematical accuracy of the applicable 2001 amounts. In our opinion, such adjustments and disclosures for 2001 are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements and financial statement schedule of the Company other than with respect to such adjustments and disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements and financial statement schedule taken as a whole.

DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2004

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)

                                                                                              DECEMBER 31,
                                                                                   ---------------------------------
                                                                                        2003                2002
                                                                                   --------------      -------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..................................................    $       51,286      $      86,750
    Receivables, net (Note 1)..................................................           801,819            633,918
    Inventories, net...........................................................           739,627            634,488
    Deferred tax assets, net...................................................            31,238             25,403
    Prepaid expenses and other.................................................            55,826             46,355
                                                                                   --------------      -------------
        Total current assets...................................................         1,679,796          1,426,914
                                                                                   --------------      -------------
PROPERTY, PLANT AND EQUIPMENT, NET.............................................           534,871            519,220

GOODWILL, NET..................................................................           690,593            620,075

OTHER ASSETS...................................................................           191,787            183,336
                                                                                   --------------      -------------
TOTAL ASSETS...................................................................    $    3,097,047      $   2,749,545
                                                                                   ==============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt................    $       89,747      $     159,692
    Accounts payable...........................................................           310,754            256,069
    Accrued payroll costs......................................................            73,723             49,946
    Income taxes payable.......................................................            69,301             43,936
    Other......................................................................            87,399             85,453
                                                                                   --------------      -------------
        Total current liabilities..............................................           630,924            595,096
                                                                                   --------------      -------------
LONG-TERM DEBT.................................................................           488,548            441,967

DEFERRED TAX LIABILITIES.......................................................            80,065             64,679

OTHER LONG-TERM LIABILITIES....................................................            74,066             67,011

MINORITY INTERESTS.............................................................           587,668            517,257

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
        issued or outstanding in 2003 or 2002..................................                 -                  -
    Common stock, $1 par value; 150,000 shares authorized; 102,720 shares
        issued in 2003 (101,546 shares issued in 2002).........................           102,720            101,546
    Additional paid-in capital.................................................           371,438            345,911
    Retained earnings..........................................................           779,123            655,643
    Accumulated other comprehensive income.....................................            11,625            (10,435)
    Less - Treasury securities, at cost; 2,384 common shares in 2003 and 2002..           (29,130)           (29,130)
                                                                                   --------------      -------------
       Total stockholders' equity..............................................         1,235,776          1,063,535
                                                                                   --------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................    $    3,097,047      $   2,749,545
                                                                                   ==============      =============

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                2003                2002                2001
                                                             ------------        ------------       ------------
Revenues..............................................       $  3,594,828        $  3,170,080       $  3,551,209

Costs and expenses:
  Costs of revenues...................................          2,518,897           2,251,778          2,505,405
  Selling expenses....................................            586,163             520,509            520,004
  General and administrative expenses.................            161,021             141,645            138,561
  Goodwill amortization...............................                  -                   -             15,729
                                                             ------------        ------------       ------------
    Total costs and expenses..........................          3,266,081           2,913,932          3,179,699
                                                             ------------        ------------       ------------
Operating income......................................            328,747             256,148            371,510

Interest expense......................................             40,964              40,928             45,359
Interest income.......................................             (1,973)             (2,579)            (2,895)
                                                             ------------        ------------       ------------
Income before income taxes, minority interests
  and cumulative effect of change in accounting
  principle...........................................            289,756             217,799            329,046

Income tax provision..................................             93,334              66,632            106,397

Minority interests....................................             71,788              57,978             70,504
                                                             ------------        ------------       ------------
Income before cumulative effect of change in
  accounting principle................................            124,634              93,189            152,145

Cumulative effect of change in accounting principle,
  net of tax and minority interests...................             (1,154)                  -                  -
                                                             ------------        ------------       ------------
Net income............................................       $    123,480        $     93,189       $    152,145
                                                             ============        ============       ============
Basic:
  Earnings per share before cumulative effect of
    change in accounting principle....................       $       1.25        $       0.94       $       1.53
  Cumulative effect of change in accounting principle,
    net of tax and minority interests.................              (0.01)                  -                  -
                                                             ------------        ------------       ------------
  Earnings per share..................................       $       1.24        $       0.94       $       1.53
                                                             ============        ============       ============
Diluted:
  Earnings per share before cumulative effect of
    change in accounting principle....................       $       1.24        $       0.93       $       1.51
   Cumulative effect of change in accounting principle,
    net of tax and minority interests.................              (0.01)                  -                  -
                                                             ------------        ------------       ------------
  Earnings per share..................................       $       1.23        $       0.93       $       1.51
                                                             ============        ============       ============
Weighted average shares outstanding:
  Basic...............................................             99,815              98,984             99,504
  Diluted.............................................            100,903             100,091            100,448

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------------------------
                                                                                   2003               2002                2001
                                                                               ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................        $    123,480       $     93,189        $    152,145
  Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:

    Cumulative effect of change in accounting principle................               1,154                  -                   -
    Depreciation and amortization......................................             101,709             89,327              92,895
    Minority interests.................................................              71,788             57,978              70,504
    Deferred income tax provision (benefit)............................               8,154             23,560              (1,156)
    Provision for losses on receivables................................               3,835              9,593               2,986
    Increase (decrease) in LIFO inventory reserves.....................                 231                439              (1,163)
    Gain on disposal of property, plant and equipment..................              (8,463)            (4,645)             (6,385)
    Foreign currency translation losses (gains)........................               1,516               (864)                889
  Changes in operating assets and liabilities:
    Receivables........................................................            (161,205)           119,600             (31,748)
    Inventories........................................................             (90,167)            33,675             (33,819)
    Accounts payable...................................................              49,452            (32,817)            (35,738)
    Other current assets and liabilities...............................              46,001            (48,339)              5,415
    Other non-current assets and liabilities...........................              (4,903)           (17,170)             (9,060)
                                                                               ------------       ------------        ------------
      Net cash provided by operating activities........................             142,582            323,526             205,765
                                                                               ------------       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired......................            (101,789)           (60,152)           (248,127)
  Purchases of property, plant and equipment...........................             (98,923)           (97,051)           (127,642)
  Proceeds from disposal of property, plant and equipment..............              22,902             18,247              18,228
  Purchases of stock in majority-owned subsidiary......................                   -               (231)             (2,084)
                                                                               ------------       ------------        ------------
      Net cash used in investing activities............................            (177,810)          (139,187)           (359,625)
                                                                               ------------       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.............................             116,615             15,902             371,250
  Principal payments of long-term debt.................................            (135,499)          (130,775)           (222,584)
  Net change in short-term borrowings..................................               2,014             (1,170)            (26,052)
  Purchases of treasury stock..........................................                   -                  -             (21,428)
  Proceeds from exercise of stock options..............................              18,958              5,047               5,519
  Contributions from (distributions to) minority interest partner......              (4,000)           (31,600)             55,400
                                                                               ------------       ------------        ------------
      Net cash provided by (used in) financing activities..............              (1,912)          (142,596)            162,105
                                                                               ------------       ------------        ------------
Effect of exchange rate changes on cash................................               1,676                324                (106)
                                                                               ------------       ------------        ------------
Increase (decrease) in cash and cash equivalents.......................             (35,464)            42,067               8,139
Cash and cash equivalents at beginning of year.........................              86,750             44,683              36,544
                                                                               ------------       ------------        ------------
Cash and cash equivalents at end of year...............................        $     51,286       $     86,750        $     44,683
                                                                               ============       ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest.................................................        $     41,306      $      41,150        $     39,422
Cash paid for income taxes.............................................              50,980             39,743              87,860

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (In thousands, except share data)

                                               COMMON STOCK                                               ACCUMULATED
                                       -----------------------------    ADDITIONAL                           OTHER
                                        NUMBER OF                         PAID-IN         RETAINED       COMPREHENSIVE
                                         SHARES           AMOUNT          CAPITAL         EARNINGS           INCOME
                                       -----------      -----------     ----------       -----------     ------------
Balance, December 31, 2000...........   50,418,930      $    50,419     $  382,248       $   410,309     $    (17,793)
  Comprehensive income:
    Net income.......................            -                -              -           152,145                -
    Currency translation adjustments.            -                -              -                 -           (5,057)
    Changes in unrealized fair value
      of derivatives.................            -                -              -                 -             (963)
    Minimum pension liability
      adjustments....................            -                -              -                 -             (935)
                                       -----------      -----------     ----------       -----------     ------------
Comprehensive income.................            -                -              -           152,145           (6,955)
Purchases of treasury stock..........            -                -              -                 -                -
Exercise of stock options and stock
  grants.............................      175,000              175          7,741                 -                -
                                       -----------      -----------     ----------       -----------     ------------
Balance, December 31, 2001...........   50,593,930           50,594        389,989           562,454          (24,748)
  Comprehensive income:
    Net income.......................            -                -              -            93,189                -
    Currency translation adjustments.            -                -              -                 -           13,597
    Changes in unrealized fair value
      of derivatives.................            -                -              -                 -            3,266
    Minimum pension liability
      adjustments....................            -                -              -                 -           (2,550)
                                       -----------      -----------     ----------       -----------     ------------
Comprehensive income.................            -                -              -            93,189           14,313
Exercise of stock options and stock
  grants.............................      276,993              277          6,597                 -                -
Two-for-one common stock split
  (Note 11)..........................   50,675,019           50,675        (50,675)                -                -
                                       -----------      -----------     ----------       -----------     ------------
Balance, December 31, 2002...........  101,545,942          101,546        345,911           655,643          (10,435)
  Comprehensive income:
    Net income.......................            -                -              -           123,480                -
    Currency translation adjustments.            -                -              -                 -           22,073
    Changes in unrealized fair value
      of derivatives.................            -                -              -                 -               36
    Minimum pension liability
      adjustments....................            -                -              -                 -              (49)
                                       -----------      -----------     ----------       -----------     ------------
Comprehensive income.................            -                -              -           123,480           22,060
Exercise of stock options and stock
  grants.............................    1,174,364            1,174         25,527                 -                -
                                       -----------      -----------     ----------       -----------     ------------
Balance, December 31, 2003...........  102,720,306      $   102,720     $  371,438       $   779,123     $     11,625
                                       ===========      ===========     ==========       ===========     ============

                                                 TREASURY SECURITIES
                                           --------------------------------
                                                    COMMON STOCK
                                           --------------------------------        TOTAL
                                             NUMBER OF                         STOCKHOLDERS'
                                              SHARES            AMOUNT            EQUITY
                                           ------------       -----------      -----------
Balance, December 31, 2000...........          (655,854)     $     (7,702)     $   817,481
  Comprehensive income:
    Net income.......................                 -                 -          152,145
    Currency translation adjustments.                 -                 -           (5,057)
    Changes in unrealized fair value
      of derivatives................                  -                 -             (963)
    Minimum pension liability
      adjustments....................                 -                 -             (935)
                                           ------------      ------------      -----------
Comprehensive income.................                 -                 -          145,190
Purchases of treasury stock..........          (536,200)          (21,428)         (21,428)
Exercise of stock options and stock
  grants.............................                 -                 -           7,916
                                           ------------      ------------      -----------
Balance, December 31, 2001...........        (1,192,054)          (29,130)         949,159
  Comprehensive income:
    Net income.......................                 -                 -           93,189
    Currency translation adjustments.                 -                 -           13,597
    Changes in unrealized fair value
      of derivatives.................                 -                 -            3,266
    Minimum pension liability
      adjustments....................                 -                 -           (2,550)
                                           ------------      ------------      -----------
Comprehensive income.................                 -                 -          107,502
Exercise of stock options and stock
  grants.............................                 -                 -            6,874
Two-for-one common stock split
  (Note 11)..........................        (1,192,054)                -                -
                                           ------------      ------------      -----------
Balance, December 31, 2002...........        (2,384,108)          (29,130)       1,063,535
  Comprehensive income:
    Net income.......................                 -                 -          123,480
    Currency translation adjustments.                 -                 -           22,073
    Changes in unrealized fair value
      of derivatives.................                 -                 -               36
    Minimum pension liability
      adjustments....................                 -                 -              (49)
                                           ------------      ------------      -----------
Comprehensive income.................                 -                 -          145,540
Exercise of stock options and stock
  grants.............................                 -                 -           26,701
                                           ------------      ------------      -----------
Balance, December 31, 2003...........        (2,384,108)     $    (29,130)     $ 1,235,776
                                           ============      ============      ===========

   The accompanying notes are an integral part of these financial statements.

                           SMITH INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (All dollar amounts are expressed in thousands, unless otherwise noted)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Smith International, Inc. ("Smith" or the "Company") provides premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and all applicable financial statement rules and regulations of the Securities and Exchange Commission (the "Commission"). Management believes the consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated.

         The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries, after the elimination of all significant intercompany accounts and transactions. Investments in affiliates in which ownership interest ranges from 20 to 50 percent, and the Company exercises significant influence over operating and financial policies, are accounted for on the equity method. All other investments are carried at cost, which does not exceed the estimated net realizable value of such investments.

         Certain reclassifications have been made to the prior years' financial information to conform to the 2003 presentation.

Use of Estimates

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of accounts receivable, inventories, goodwill and deferred taxes as well as the determination of liabilities related to environmental obligations and self-insurance programs. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

Cash and Cash Equivalents

         The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

         The Company maintains an allowance for doubtful accounts to provide for receivables which may ultimately be uncollectible. Reserves are determined in light of a number of factors including customer specific conditions, economic events and the Company's historical loss experience. At December 31, 2003 and 2002, the allowance for doubtful accounts was $12.1 million and $12.3 million, respectively.

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

Goodwill and Other Intangible Assets

         Goodwill represents the excess of cost over the fair value of net assets acquired. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting matters. Under the provisions of SFAS No. 142, goodwill is not amortized, but is evaluated annually for impairment or more frequently if circumstances indicate that an impairment may exist. The goodwill valuation, which is prepared during the first quarter of each calendar year, is largely influenced by projected future cash flows and, therefore, is significantly impacted by estimates and judgments.

         Prior to 2002, goodwill was amortized over periods ranging from 20 to 40 years and resulted in the inclusion of $15.7 million of goodwill amortization in the accompanying 2001 financial statements.

          The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets, recorded in Other Assets in the accompanying consolidated balance sheets generally consist of patents, license agreements, non-compete agreements, trademarks and customer lists and contracts.

Impairment of Long-Lived Assets

         Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset will be compared to the asset's carrying amount to determine if an impairment exists.

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

Liabilities Related to Self-Insurance Programs

         The Company is self-insured for certain casualty and employee medical insurance liabilities of its U.S. operations. Expenditures for casualty and medical claims are recorded when incurred after taking into consideration recoveries available under stop-loss insurance policies. Additionally, reserves are established to provide for the estimated cost of settling known claims as well as medical and casualty exposures projected to have been incurred but not yet reported.

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

Financial Instruments

         The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. The Company utilizes derivative financial instruments such as foreign exchange contracts, foreign exchange options and interest rate contracts to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

         The Company records changes in fair market value related to fair value hedges, which includes foreign exchange contracts, to General and administrative expenses in the consolidated statements of operations. Changes in value related to cash flow hedges, which includes foreign exchange contracts, foreign exchange options and interest rate swaps, are recorded in Accumulated other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings.

Income Taxes

         The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Revenue Recognition

         The Company's revenues, which are composed of product, rental, service and other revenues, are generally subject to contractual arrangements which specify price and general terms and conditions. The Company recognizes product revenues, net of applicable provisions for returns, when title and the related risk of loss transfers to the customer. Rental, service and other revenues are recorded when such services are performed and collectibility is reasonably assured.

Minority Interests

         The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of the M-I SWACO profits associated with the minority partner's 40 percent interest in those operations. To a lesser extent, minority interests include the portion of CE Franklin Ltd. and United Engineering Services LLC earnings applicable to the respective minority shareholders.

Stock-Based Compensation

         The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of December 31, 2003, 6.1 million shares were issued and outstanding under the program and an additional 2.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

         Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.4 million and $0.3 million of related expense in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively.

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

         Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                                     2003                   2002                   2001
                                                               ---------------        ---------------        ---------------
Net income, as reported....................................    $       123,480        $        93,189        $       152,145
  Add:  Stock-based compensation expense included in
    reported income, net of related tax effect.............                273                    182                      -
  Less:  Total stock-based compensation expense
    determined under the Black-Scholes option-pricing
    model, net of related tax effect.......................             (9,457)                (7,894)                (6,432)
                                                               ---------------        ---------------        ---------------
Net income, pro forma......................................    $       114,296        $        85,477        $       145,713
                                                               ===============        ===============        ===============
Earnings per share:
  As reported:
  Basic....................................................    $          1.24        $          0.94        $          1.53
  Diluted..................................................               1.23                   0.93                   1.51

  Pro forma:
  Basic....................................................    $          1.15        $          0.86        $          1.46
  Diluted..................................................               1.13                   0.85                   1.45

         In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion of $0.5 million, $0.6 million and $0.6 million of related expense in the accompanying consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

Audited Financial Information for 2001

         Arthur Andersen LLP ("Arthur Andersen") served as the Company's independent auditors until their dismissal on April 15, 2002, at which time Smith's Board of Directors appointed Deloitte & Touche LLP. Prior to their dismissal, Arthur Andersen performed an audit of the Company's consolidated financial statements as of December 31, 2001 and for the fiscal year then ended and issued an unqualified opinion dated January 29, 2002.

         Arthur Andersen ceased operations during 2002 and is unable to consent to the inclusion of their previously issued opinion on the Company's financial statements in filings with the Commission. Although the accompanying consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year ended December 31, 2001, are not covered by a current consent from the Company's former independent auditors, management has included these financial statements in order to provide historical information as required by the Commission. Management is not aware of any event or circumstance which would have precluded Arthur Andersen from reissuing their opinion on the 2001 financial statements.

Recent Accounting Pronouncements

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

2.       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

         On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I SWACO operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amount charged to earnings in 2003 nor the pro forma effect for the years ended December 31, 2002 and 2001 (assuming adoption of SFAS No. 143 as of January 1, 2001) were significant to net income or earnings per share amounts.

3.       BUSINESS COMBINATIONS

         During 2003, the Company completed three acquisitions in exchange for aggregate cash consideration of $92.1 million and the assumption of certain liabilities. In addition, cash payments of $9.7 million were made during the year to former shareholders of businesses acquired in 2002 to fund amounts due under earn-out arrangements and repay seller-financed notes. The 2003 transactions primarily consist of the following:

     On January 29, 2003, M-I SWACO acquired certain oilfield chemical assets of Dynea International ("Dynea") in exchange for cash consideration of $77.8 million. The acquired operations, formerly based in Norway, provide a complete line of oilfield specialty chemicals used to eliminate hydrocarbon flow problems encountered during production and transportation.

     On October 1, 2003, M-I SWACO acquired certain operating assets of Alpine Mud Products for cash consideration of $14.1 million. The acquired operations market a line of specialty fluid additives used to enhance rates of penetration in critical drilling applications, primarily to customers in the U.S. Gulf Coast region.

         The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $66.1 million, which has been recorded as goodwill predominantly in the Oilfield Products and Services segment.

Substantially all of the goodwill related to the 2003 acquisitions is expected to be deductible for tax purposes. The purchase price allocation related to certain of the 2003 acquisitions is based upon preliminary information and is subject to change when additional data concerning the contingent consideration and final asset and liability valuations is obtained. Material changes in the preliminary allocations are not anticipated by management.

         During 2002, the Company completed four acquisitions in exchange for aggregate cash consideration of $60.2 million, the issuance of $24.8 million of notes payable and the assumption of certain liabilities. The 2002 transactions primarily consist of the following:

     On July 31, 2002, the Company acquired certain turbodrilling assets of Neyrfor-Weir Ltd. in exchange for cash consideration of $25.3 million. The acquired operations, which design proprietary turbodrilling equipment and provide related services for horizontal and directional drilling applications, have been integrated into the Company's Oilfield Products and Services segment.

     On October 11, 2002, M-I SWACO acquired CleanCut Technologies ("CleanCut") for cash consideration of $16.1 million and the issuance of notes to sellers totaling $23.9 million. CleanCut, formerly based in Scotland, designs, manufactures and installs waste collection and transportation systems for offshore drilling operations.

     On November 28, 2002, M-I SWACO acquired IKF Services, a drilling fluids and solids-control company located in Russia, for cash consideration of $13.4 million. In addition, M-I SWACO may be obligated to provide additional consideration of up to $6.9 million in 2004, dependent upon whether certain financial and business objectives provided under the earn-out arrangement are met.

         The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $35.6 million, which has been recorded as goodwill in the Oilfield Products and Services segment.

         During 2001, the Company completed 15 acquisitions in exchange for aggregate cash consideration of $248.1 million and the assumption of certain liabilities. On a combined basis, the minority partner in M-I SWACO contributed $43.4 million of cash to the joint venture in connection with transactions completed during the year. The 2001 transactions primarily consist of the following:

     On January 31, 2001, the Company acquired substantially all of the U.S. net assets of Van Leeuwen Pipe and Tube Corporation ("Van Leeuwen") for cash consideration of $41.1 million. Van Leeuwen, a leading provider of pipe, valves and fittings to the refining, petrochemical and power generation industries, has been integrated into the Company's Distribution segment operations.

     On August 22, 2001, M-I SWACO acquired BW Group plc ("BW Group"), based in Scotland, for cash consideration of $20.5 million and the assumption of certain indebtedness. BW Group provides drilling and completion fluids and related engineering services to the North Sea market.

     On October 2, 2001, M-I SWACO acquired The SulfaTreat Company, a natural gas production services company headquartered in the United States, for cash consideration of $35.0 million.

     On October 23, 2001, M-I SWACO acquired the oilfield and industrial screen operations of Madison Filter Belgium S.A. ("Madison") for cash consideration of $93.5 million. Madison, which includes United Wire Ltd. based in Scotland and Southwestern Wire Cloth, Inc. based in the United States, manufactures and markets screens for oilfield shakers and provides screening products for use in a broad range of industrial markets.

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

         These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company's consolidated financial statements.

         The following schedule summarizes investing activities related to 2003, 2002 and 2001 acquisitions included in the consolidated statements of cash flows:

                                                                                  2003              2002              2001
                                                                             --------------    -------------    --------------
Fair value of tangible and identifiable intangible assets, net of
   cash acquired...........................................................  $       34,922    $      57,480    $      195,500
Goodwill acquired..........................................................          66,147           35,616           137,100
Payments to former shareholders of businesses acquired in 2002.............           9,692                -                 -
Total liabilities assumed..................................................          (8,972)         (32,944)          (84,473)
                                                                             --------------    -------------    --------------
Cash paid for acquisition of businesses, net of cash acquired .............  $      101,789    $      60,152    $      248,127
                                                                             ==============    =============    ==============

4.       EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. During 2002, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. All weighted average share and option amounts prior to that date have been restated for the effect of the stock split. Outstanding employee stock options of 1.1 million, 1.7 million and 0.4 million as of December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share as the exercise price was in excess of the average market price for the Company's stock during the corresponding period. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                                 2003                2002                2001
                                                           ---------------      --------------     ---------------
BASIC EPS:
Income before cumulative effect of change in
  accounting principle..............................         $     124,634       $      93,189      $      152,145
                                                             =============       =============      ==============
Weighted average number of common
  shares outstanding................................                99,815              98,984              99,504
                                                             =============       =============      ==============
Basic EPS before cumulative effect of change in
  accounting principle..............................         $        1.25       $        0.94      $         1.53
                                                             =============       =============      ==============
Basic EPS before cumulative effect of change in
  accounting principle, excluding impact of
  goodwill amortization.............................         $        1.25       $        0.94      $         1.62
                                                             =============       =============      ==============
DILUTED EPS:
Income before cumulative effect of change in
  accounting principle..............................         $     124,634       $      93,189      $      152,145
                                                             =============       =============      ==============
Weighted average number of common
  shares outstanding................................                99,815              98,984              99,504
Dilutive effect of stock options....................                 1,088               1,107                 944
                                                             -------------       -------------      --------------
                                                                   100,903             100,091             100,448
                                                             =============       =============      ==============
Diluted EPS before cumulative effect of change in
  accounting principle..............................         $        1.24       $        0.93      $         1.51
                                                             =============       =============      ==============
Diluted EPS before cumulative effect of change in
  accounting principle, excluding impact of
  goodwill amortization.............................         $        1.24       $        0.93      $         1.61
                                                             =============       =============      ==============

5.       INVENTORIES

         Inventories consist of the following at December 31:

                                                                                         2003                  2002
                                                                                   ---------------       --------------
Raw materials...............................................................       $        62,631       $       49,880
Work-in-process.............................................................                66,151               54,201
Products purchased for resale...............................................               170,973              155,202
Finished goods..............................................................               464,151              399,252
                                                                                   ---------------       --------------
                                                                                           763,906              658,535
Reserves to state certain U.S. inventories (FIFO cost of $266,328 and
  $265,304 in 2003 and 2002, respectively) on a LIFO basis..................               (24,279)             (24,047)
                                                                                   ---------------       --------------
                                                                                   $       739,627       $      634,488
                                                                                   ===============       ==============

6.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                                                                        2003                  2002
                                                                                   ---------------       --------------
Land........................................................................       $        38,394       $       33,412
Buildings...................................................................               134,568              125,589
Machinery and equipment.....................................................               511,615              506,245
Rental tools................................................................               323,977              268,134
                                                                                   ---------------       --------------
                                                                                         1,008,554              933,380
Less-accumulated depreciation...............................................               473,683              414,160
                                                                                   ---------------       --------------
                                                                                   $       534,871       $      519,220
                                                                                   ===============       ==============

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million:

                                                                   Oilfield        Distribution
                                                                    Segment           Segment          Consolidated
                                                                --------------     -------------       ------------
  Balance as of December 31, 2001.........................      $      537,509     $      37,041       $    574,550
  Goodwill acquired.......................................              35,616                 -             35,616
  Purchase price and other adjustments....................               9,661               248              9,909
                                                                --------------     -------------       ------------
  Balance as of December 31, 2002.........................             582,786            37,289            620,075
  Goodwill acquired.......................................              66,052                95             66,147
  Purchase price and other adjustments....................               3,984               387              4,371
                                                                --------------     -------------       ------------
  Balance as of December 31, 2003.........................      $      652,822     $      37,771      $     690,593
                                                                ==============     =============      =============

Other Intangible Assets

         The components of other intangible assets, recorded in Other Assets in the accompanying consolidated balance sheets at December 31, are as follows:

                                          2003                                           2002
                       --------------------------------------------    ------------------------------------------

                                                                                                                       Weighted
                        Gross                                           Gross                                           Average
                       Carrying        Accumulated                     Carrying        Accumulated                   Amortization
                        Amount        Amortization         Net          Amount        Amortization        Net           Period
                     -----------     -------------     ---------      ---------      -------------     --------      ------------
                                                                                                                        (years)
Patents...........   $ 38,520        $   12,015        $  26,505      $ 36,359        $    9,478       $  26,881         16.4
License
  agreements......     19,086             2,193           16,893        16,376               319          16,057         11.6
Non-compete
  agreements and
  trademarks......     19,583             5,649           13,934        15,099             3,241          11,858         11.6
Customer lists
   and contracts..      8,724               877            7,847         5,488               200           5,288         16.6
                     --------        ----------        ---------      --------        ----------       ---------     --------
                     $ 85,913        $   20,734        $  65,179      $ 73,322        $   13,238       $  60,084         14.2
                     ========        ==========        =========      ========        ==========       =========     ========

         Amortization expense of other intangible assets was $7.5 million, $3.4 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, estimated future amortization expense is expected to range between $4.2 million and $8.0 million a year for the next five fiscal years.

8.       DEBT

         The following summarizes the Company's outstanding debt at December 31:

                                                                                                 2003              2002
                                                                                             -------------     -------------
           CURRENT:
             Short-term borrowings.........................................................  $      53,090     $      49,978
             Current portion of long-term debt.............................................         36,657           109,714
                                                                                             -------------     -------------
               Short-term borrowings and current portion of long-term debt.................  $      89,747     $     159,692
                                                                                             =============     =============
           LONG-TERM:
             Notes:
             6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%. Interest payable semi-annually (presented net of unamortized
               discount of $723 and $840 in 2003 and 2002, respectively)...................  $     219,277     $     219,160

             7.0% Senior Notes maturing September 2007 with an effective interest rate of 7.07%. Interest payable semi-annually (presented net of unamortized
               discount of $381 and $485 in 2003 and 2002, respectively)...................        149,619           149,515

             Floating Rate Senior Notes repaid October 2003 (presented net of unamortized
               discount of $127 in 2002)...................................................              -            74,873

             7.7% Senior Secured Notes maturing July 2007.  Principal due in equal annual
               installments of $7.1 million.  Interest payable semi-annually...............         28,571            35,714

             7.63% Notes payable to insurance companies maturing April 2006. Principal due in equal annual installments of $3.3 million.  Interest payable
               semi-annually...............................................................         10,000            13,333

             Notes payable to various individuals maturing September 2004.  Interest
               payable quarterly at adjusted LIBOR as defined (1.27% at December 31, 2003).         16,262            23,854

             Bank revolvers payable:
               $250.0 million revolving note expiring July 2005.  Interest payable quarterly at base rate (4.00% at December 31, 2003) or Eurodollar rate,
               as defined (1.81% at December 31, 2003) and described below.................         66,000            15,000

             M-I SWACO $150.0 million revolving note expiring July 2005.
               Interest payable quarterly at base rate (4.00% at December 31,
               2003) or Eurodollar rate, as defined
               (1.81% at December 31, 2003) and described below............................              -                 -

             Term Loans:
             M-I SWACO 315.0 million Norwegian Krone term loan payable to a financial institution. Principal due in semi-annual installments of
               45.0 million Krone through June 2006. Interest payable semi-annually
               at adjusted Norwegian Interbank Offered Rate (3.33% at December 31, 2003)...         31,118                 -

             Other.........................................................................          4,358            20,232
                                                                                             -------------     -------------
                                                                                                   525,205           551,681
             Less-current portion of long-term debt........................................        (36,657)         (109,714)
                                                                                             -------------    --------------
               Long-term Debt..............................................................  $     488,548    $      441,967
                                                                                             =============    ==============

           Principal payments of long-term debt for years subsequent to 2004 are as follows:


            2005............................................................  $      96,566
            2006............................................................         15,726
            2007............................................................        156,868
            2008............................................................              -
            Thereafter......................................................        219,388
                                                                              -------------
                                                                              $     488,548
                                                                              =============

         The Company's short-term borrowings consist of amounts outstanding under lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. banks aggregating $135.8 million. At December 31, 2003, $82.7 million of additional borrowing capacity was available under these facilities. These borrowings had a weighted average interest rate of 8.3 percent and 8.0 percent at December 31, 2003 and 2002, respectively.

         In addition to the credit facilities discussed above, the Company has an unsecured revolving credit facility provided by a syndicate of nine financial institutions. The revolving credit agreement (the "Agreement"), which expires July 2005, includes a $400.0 million committed line of credit with a $25.0 million letter of credit sub-facility. The Agreement allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 62.5 to
75.0 basis points depending on amounts drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee of 15 basis points on the unutilized portion of the facility and compliance with certain customary covenants, including maintenance of specified debt-to-total capitalization and interest coverage ratios, as defined. The LIBOR interest margins and the commitment fee are subject to adjustment depending on the senior debt rating of the Company. As of December 31, 2003, the Company had $66.0 million drawn and $18.2 million of letters of credit issued under the facility, resulting in additional borrowing capacity of $315.8 million.

         The 6.75 percent and 7.0 percent Senior Notes are unsecured obligations of the Company issued under an Indenture dated September 8, 1997. The Indenture contains no financial covenants, nor any restrictions related to the payment of cash dividends to common stockholders. The Company's 6.75 percent and 7.0 percent Senior Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.

         The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2003.

9.       FINANCIAL INSTRUMENTS

 Foreign Currency Contracts

         The Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and foreign currency commitments. The terms of these contracts generally do not exceed two years. For fair value hedges, settlement and market value gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. Gains or losses on designated cash flow hedge contracts are deferred to Accumulated other comprehensive income and recognized in the consolidated statement of operations when the hedged item affects earnings. As of December 31, 2003, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $45.5 million and $9.2 million, respectively, and the fair value exceeded the notional amount of these contracts by $1.9 million. As of December 31, 2002, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $43.4 million and $31.4 million, respectively, and the fair value exceeded the notional amount of these contracts by $3.6 million.

Fair Value of Other Financial Instruments

         The recorded and fair values of long-term debt at December 31 are as follows:

                                                         2003                                   2002
                                            ------------------------------------   -------------------------------
                                             Recorded              Fair             Recorded              Fair
                                               Value               Value              Value               Value
                                            -----------        ------------        -----------         -----------
Long-term Debt......................        $   525,205        $    576,917        $   551,681         $   597,143

         The fair value of long-term debt was primarily determined using quoted market prices. The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the short-term nature of these instruments.

10.      INCOME TAXES

         The geographical sources of income before income taxes and minority interests for the three years ended December 31, 2003 were as follows:

                                                                      2003              2002              2001
                                                                  ------------      ------------      ------------
Income before income taxes, minority interests and cumulative effect of change in accounting principle:
  United States...........................................        $     62,984      $     40,198      $    174,223
  Non-United States.......................................             226,772           177,601           154,823
                                                                  ------------      ------------      ------------
  Total...................................................        $    289,756      $    217,799      $    329,046
                                                                  ============      ============      ============

         The income tax provision is summarized as follows:

                                                                      2003              2002              2001
                                                                  ------------      ------------      ------------
Current:
  United States...........................................        $     22,604      $     (3,027)    $     57,553
  Non-United States.......................................              61,440            44,260           46,226
  State...................................................               1,136             1,839            3,774
                                                                  ------------      ------------     ------------
                                                                        85,180            43,072          107,553
                                                                  ------------      ------------     ------------
Deferred:
  United States...........................................                 756            18,738           (5,341)
  Non-United States.......................................               7,398             4,822            4,185
                                                                  ------------      ------------     ------------
                                                                         8,154            23,560           (1,156)
                                                                  ------------      ------------     ------------
Income tax provision......................................        $     93,334      $     66,632     $    106,397
                                                                  ============      ============     ============

         The consolidated effective tax rate (as a percentage of income before income taxes, minority interests and cumulative effect of change in accounting principle) is reconciled to the U.S. federal statutory tax rate as follows:

                                                                      2003              2002              2001
                                                                  ------------      ------------     ------------
U.S. federal statutory tax rate............................               35.0%             35.0%            35.0%
Minority partners' share of U.S. partnership earnings......               (3.1)             (3.6)            (4.3)
Non-deductible expenses....................................                1.1               0.7              1.7
Benefit of foreign sales corporation and
  extraterritorial income exclusion........................               (0.7)             (0.7)            (1.1)
State taxes, net...........................................                0.6               0.8              1.1
Non-U.S. tax provisions which vary from the
  U.S. rate/non-U.S. losses with no tax benefit realized...                0.8              (1.2)               -
Change in valuation allowance..............................               (1.3)                -                -
Other items, net...........................................               (0.2)             (0.5)            (0.1)
                                                                     -------------   -----------     ------------
Effective tax rate.........................................               32.2%             30.5%            32.3%
                                                                     =============   ===========     ============

         The components of deferred taxes at December 31 are as follows:

                                                                       2003               2002
                                                                   ------------        ------------
Deferred tax liabilities attributed to the excess of
   net book basis over remaining tax basis (principally
   depreciation):
    United States..........................................        $    (60,795)       $    (50,727)
    Non-United States......................................             (46,517)            (38,225)
                                                                   ------------        ------------
  Total deferred tax liabilities...........................            (107,312)            (88,952)
                                                                   ------------        ------------
Deferred tax assets attributed to net operating loss
  and tax credit carryforwards:
    United States..........................................                   -               2,088
    Non-United States......................................              16,039              21,817

Other deferred tax assets (principally accrued
  liabilities not deductible until paid and inventories):
    United States..........................................              49,400              41,868
    Non-United States......................................               6,243               2,249
                                                                   ------------        ------------
      Subtotal.............................................              71,682              68,022

Valuation allowance........................................             (15,283)            (18,916)
                                                                   ------------        ------------
  Total deferred tax assets................................              56,399              49,106
                                                                   ------------        ------------
      Net deferred tax liabilities.........................        $    (50,913)       $    (39,846)
                                                                   ============        ============
Balance sheet presentation:

  Deferred tax assets, net.................................        $     31,238        $     25,403
  Other assets.............................................               4,140               6,263
  Income taxes payable.....................................              (6,226)             (6,833)
  Deferred tax liabilities.................................             (80,065)            (64,679)
                                                                   ------------        ------------
      Net deferred tax liabilities.........................        $    (50,913)       $    (39,846)
                                                                   ============        ============

         At December 31, 2003, the accompanying consolidated financial statements include $16.0 million of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States. Although the majority of these losses will carryforward indefinitely and are available to reduce future tax liabilities of the respective foreign entity, we do not currently believe the majority of these assets will be realized and have, accordingly, established a $15.3 million valuation reserve.

         The valuation allowance as of December 31, 2002 totaled $18.9 million which consisted of established reserves for foreign operating loss carryforwards as well as amounts associated with certain recorded U.S. deferred tax assets. During 2003, the valuation allowance was reduced by $3.6 million as a result of changes in the anticipated realizability of U.S. deferred tax assets.

         The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $108.6 million at December 31, 2003, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

11.   STOCKHOLDERS' EQUITY

Stock Split

         On June 6, 2002, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Stockholders of record as of June 20, 2002 were entitled to the dividend, which was distributed on July 8, 2002. Unless otherwise noted, all share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the stock split.

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

Accumulated Other Comprehensive Income

         Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of the following:

                                                                                             2003                2002
                                                                                         -----------          -----------
Currency translation adjustments.....................................................    $    12,820          $    (9,253)
Unrealized fair value of derivatives.................................................          2,339                2,303
Pension liability adjustments........................................................         (3,534)              (3,485)
                                                                                         -----------          -----------
Accumulated other comprehensive income (loss)........................................    $    11,625          $   (10,435)
                                                                                         ===========          ===========

         Approximately $1.7 million of the cumulative changes in unrealized fair value of derivatives is expected to be recognized as after-tax earnings during the fiscal year ending December 31, 2004.

12.      RETIREMENT PLANS

Defined Contribution Plans

         The Company established the Smith International, Inc. 401(k) Retirement Plan (the "Smith Plan") for the benefit of all eligible employees. Employees may voluntarily contribute up to 12 percent of compensation, as defined, to the Smith Plan. The Company makes retirement, matching and, in certain cases, discretionary matching contributions to each participant's account under the Smith Plan. Participants receive a full match of the first 1 1/2 percent of their contributions along with a retirement contribution ranging from two percent to six percent of their qualified compensation. In addition, the Board of Directors may provide discretionary matching contributions based upon financial performance to participants who are employed by the Company on December 31.

         M-I SWACO has a Company Profit-Sharing and Savings Plan (the "M-I SWACO 401(k) Plan") under which participating employees may contribute up to 15 percent of their compensation, as defined. Under the terms of this plan, qualified employees are eligible to receive basic, matching and profit-sharing contributions with the approval of the Employee Benefits Committee and, in certain instances, the Board of Directors. Participants are eligible to receive a basic contribution equal to three percent of qualified compensation, and a full match of the first 1 1/2 percent of their contributions. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by M-I SWACO on December 31.

         The Company recognized expense totaling $25.0 million, $17.6 million and $25.5 million in 2003, 2002 and 2001, respectively, related to Company contributions to the plans.

         Certain of the Company's subsidiaries sponsor various defined contribution plans. The Company's contributions under these plans for each of the three years in the period ended December 31, 2003, were immaterial.

Deferred Compensation Plan

         The Company maintains a Supplemental Executive Retirement Plan ("SERP"), a non-qualified, deferred compensation program, for the benefit of officers and certain other eligible employees of the Company. Participants may contribute, on a pre-tax basis, amounts ranging from 50 to 100 percent of cash compensation, as defined. Plan provisions allow for retirement and matching contributions, similar to those provided under the Company's defined contribution programs, and, in certain cases, an interest contribution in order to provide a yield on short-term investments equal to 120 percent of the long-term applicable federal rate, as defined.

         In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2003 and 2002, $35.8 million and $30.6 million, respectively, are included in Other Assets with a corresponding amount recorded in Other Long-Term Liabilities.

         During the years ended December 31, 2003, 2002 and 2001, Company contributions to the plan totaled $2.4 million, $1.9 million and $1.1 million, respectively.

13.      EMPLOYEE BENEFIT PLANS

         The Company currently maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. Future benefit accruals and the addition of new participants under the U.S. plans were frozen prior to 1998.

         The Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in certain cases, future retirees. Individuals who elect to contribute premiums are eligible to participate in the Company's medical and prescription drug programs, with certain limitations. In addition to premiums, the retiree is responsible for deductibles and any required co-payments and is subject to annual and lifetime dollar spending caps.

         The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

                                                                 PENSION PLANS              POSTRETIREMENT BENEFIT PLANS
                                                         -------------------------------   --------------------------------
                                                              2003            2002             2003              2002
                                                         ---------------  --------------   --------------   ---------------
Changes in benefit obligations:
  Benefit obligations at beginning of year.........      $    17,307      $    16,251      $    10,581      $    15,709
  Service cost.....................................                -               11              219              220
  Interest cost....................................            1,120            1,145              685              981
  Plan participants' contributions.................                -                -              735              624
  Actuarial loss (gain)............................            1,503              789              783           (4,084)
  Plan amendments..................................                -                -                -           (1,435)
  Benefits paid....................................             (987)            (889)          (1,843)          (1,434)
                                                         -----------      -----------      -----------      -----------
  Benefit obligations at end of year...............      $    18,943      $    17,307      $    11,160      $    10,581
                                                         ===========      ===========      ===========      ===========
Changes in plan assets:
  Fair value of plan assets at beginning of year...      $    13,740      $    13,288      $         -      $         -
  Actual return on plan assets.....................            2,293           (1,164)               -                -
  Employer contributions...........................              570            2,505            1,108              810
  Plan participants' contributions.................                -                -              735              624
  Benefits paid....................................             (987)            (889)          (1,843)          (1,434)
                                                         -----------      -----------      -----------     ------------
  Fair value of plan assets at end of year.........      $    15,616      $    13,740      $         -      $         -
                                                         ===========      ===========      ===========     ============

  Funded status....................................      $    (3,327)     $    (3,567)     $   (11,160)     $   (10,581)
  Unrecognized net actuarial loss (gain)...........            4,864            5,073           (3,391)          (4,425)
  Unrecognized prior service cost..................                -                -           (1,916)          (2,281)
                                                         -----------      -----------      -----------      -----------
  Net prepaid benefit (accrued liability)..........      $     1,537      $     1,506      $   (16,467)     $   (17,287)
                                                         ===========      ===========      ===========      ===========

         The net prepaid benefit associated with the Pension Plans is reflected in the accompanying consolidated balance sheets in the following captions:


  Prepaid expenses and other.......................      $     1,453      $     1,422
  Other long-term liabilities......................           (5,087)          (5,012)
  Accumulated other comprehensive income...........            5,171            5,096
                                                         -----------      -----------
  Net amount recognized............................      $     1,537      $     1,506
                                                         ===========      ===========

         Accrued liabilities associated with the Postretirement Benefit Plans, which totaled $16.5 million and $17.3 million as of December 31, 2003 and 2002, respectively, are reflected in the accompanying consolidated balance sheets as Other Long-Term Liabilities.

         Company contributions to the pension and postretirement benefit plans during 2004 are expected to be comparable to the aggregate of $1.7 million contributed in 2003.

         Net periodic benefit expense and the weighted average assumptions used to determine the net benefit expense for the fiscal years ended December 31 and the projected benefit obligation at December 31 are as follows:

                                                                PENSION PLANS                      POSTRETIREMENT BENEFIT PLANS
                                                   ----------------------------------------    -------------------------------------
                                                      2003            2002         2001          2003          2002          2001
                                                   -----------    -----------   -----------    ----------    ----------    ---------
 Components of net periodic benefit expense:
   Service cost.............................       $      -       $     11      $     50       $    219      $    220      $    221
   Interest cost............................          1,120          1,145         1,061            685           981           993
   Return on plan assets....................           (960)          (988)         (887)             -             -             -
   Amortization of prior service cost.......              -              -             -           (365)         (243)         (234)
   Amortization of loss (gain)..............            295             73           260           (251)         (243)         (350)
                                                   -----------    -----------   -----------    ----------    ----------    --------
   Net periodic benefit expense.............       $    455       $    241      $    484       $    288      $    715      $    630
                                                   ===========    ===========   ===========    ==========    ==========    ========
 Net periodic benefit expense:
   Discount rate............................           6.75%          7.25%         7.40%          6.75%         7.25%         7.40%
   Expected return on plan assets...........           8.50%          8.50%         8.50%           N/A           N/A           N/A
 Projected benefit obligation:
   Discount rate............................           6.00%          6.75%         7.25%          6.00%         6.75%         7.25%
   Expected return on plan assets...........           8.50%          8.50%         8.50%           N/A           N/A           N/A

Additional Pension Plan Information

         In determining the expected return on plan assets, the Company considers the investment mix, the historical market performance and economic and other indicators of future performance. The Company primarily utilizes a mix of common stock and fixed income index funds to generate asset returns comparable with the general market. The investment mix of pension assets at December 31 is summarized in the following table:

                                                                                               2003           2002
                                                                                            ----------      ---------
Common stock and related index funds...............................................             70%             35%
Fixed income securities and related index funds....................................             25              20
Insurance annuities................................................................              -              25
Money market funds.................................................................              5              20
                                                                                            ----------      ---------
     Total.........................................................................            100%            100%
                                                                                            ==========      =========

         For pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets at December 31:

                                                                                                    2003            2002
                                                                                                 ----------      ----------
Projected benefit obligation.............................................................        $   18,943      $   17,307
Accumulated benefit obligation...........................................................            18,943          17,247
Plan assets at fair value................................................................            15,616          13,740

Additional Postretirement Benefit Plan Information

         The assumed health care cost trend rates used to determine the projected postretirement benefit obligation at December 31 are as follows:

                                                         2003          2002
                                                     ------------   -----------
Health care cost trend rate for current year.........    10%            11%
Rate that the cost trend rate gradually declines
 (ultimate trend rate)...............................     5%             5%
Year that the rate reaches the ultimate trend rate...    2008           2008


         A one-percentage point change in assumed health care cost trend rates would have the following effects on the benefit obligations and the aggregate of the service and interest cost components of the postretirement benefits expense:

                                                                ONE-PERCENTAGE-           ONE-PERCENTAGE-
                                                                POINT INCREASE            POINT DECREASE
                                                                --------------            --------------
Effect on total service and interest cost....................   $           81            $          (86)
Effect on accumulated postretirement benefit obligation......              483                      (711)

14.      EMPLOYEE STOCK OPTIONS

         A summary of the Company's stock option program is presented below.

                                                                     SHARES              WEIGHTED AVERAGE
                                                                  UNDER OPTION            EXERCISE PRICE
                                                                 ---------------         ----------------
Outstanding at December 31, 2000...........................          4,303,382           $     21.31

Options granted............................................          1,266,600                 23.50
Options forfeited..........................................            (59,184)                19.54
Options exercised..........................................           (342,000)                16.13
                                                                 ---------------         ----------------

Outstanding at December 31, 2001...........................          5,168,798                 22.21

Options granted............................................          1,399,180                 33.66
Options forfeited..........................................           (116,722)                24.43
Options exercised..........................................           (223,492)                13.93
                                                                 ---------------         ----------------

Outstanding at December 31, 2002...........................          6,227,764                 25.04

Options granted............................................          1,047,000                 38.82
Options forfeited..........................................            (38,196)                29.77
Options exercised..........................................         (1,161,564)                19.02
                                                                 ---------------         ----------------

Outstanding at December 31, 2003...........................          6,075,004           $     28.53
                                                                 ===============         ================

         The number of outstanding fixed stock options exercisable at December 31, 2002 and 2001 was 3,205,106 and 2,344,510, respectively. These options had a weighted average exercise price of $21.21 and $20.46 at December 31, 2002 and 2001, respectively. The following summarizes information about fixed stock options outstanding at December 31, 2003:

                                          Options Outstanding                          Options Exercisable
                           ---------------------------------------------------     -----------------------------
                                                 Weighted           Weighted                         Weighted
                                                  Average           Average                          Average
       Range of                Number            Remaining          Exercise         Number          Exercise
    Exercise Prices         Outstanding      Contractual Life        Price         Exercisable        Price
------------------------   ---------------   ------------------    -----------     ------------    -------------
    $ 6.56 -  $ 8.94            15,268              1.3            $    7.36          15,268       $     7.36
    $11.78 -  $19.60         1,147,022              5.5                16.40       1,147,022            16.40
    $20.56 -  $27.82         1,480,569              7.2                23.14         847,497            22.85
    $30.75 -  $38.82         3,432,145              8.3                35.01       1,252,029            32.73
                           ---------------   ------------------    -----------     ------------    -------------
                             6,075,004              7.5            $   28.53       3,261,816       $    24.30
                           ===============   ==================    ===========     ============    =============

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

                                                                   2003                    2002                   2001
                                                             ------------------      ------------------     ------------------
Fair value of stock options granted.................             $13.02                  $15.36                 $11.89
Expected life of option (years).....................                5.0                     5.0                    6.0
Expected stock volatility...........................               31.0%                   46.3%                  47.0%
Expected dividend yield.............................                N/A                     N/A                    N/A
Risk-free interest rate.............................                3.5%                    3.2%                   4.2%

15.      INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

         The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company aggregates its operations into two reportable segments: Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of three business units: M-I SWACO, which provides drilling and completion fluid systems and services, solids-control and separation equipment, waste-management services and oilfield production chemicals; Smith Technologies, which designs, manufactures and sells three-cone drill bits, diamond drill bits and turbine products; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The principal markets for the Oilfield segment include all major oil and gas-producing regions of the world, with approximately 60 percent of revenues generated in markets outside of North America. Oilfield segment customers primarily include major multi-national, independent and national, or state-owned, oil companies.

         The Distribution segment consists of one business unit, Wilson, which markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets. The Distribution segment has the most significant North American exposure of any of the Company's operations with approximately 90 percent of revenues derived in the United States and Canada. Approximately two-thirds of Wilson's revenues are generated from customers in the energy sector, which includes major multi-national and independent oil companies, pipeline companies and contract drilling companies. The remainder relates to sales in the downstream and industrial markets, which primarily includes refineries, petrochemical and power generation plants.

         The Company's revenues are derived principally from uncollateralized customer sales. The significant energy industry concentration has the potential to impact the Company's exposure to credit risk, either positively or negatively, because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of the Company's customer base is strong, with limited credit losses experienced on such receivables.

         The following table presents financial information for each reportable segment:

                                                                2003                2002                2001
                                                             ------------        ------------       ------------
Revenues:
  Oilfield Products and Services....................         $  2,678,274        $  2,282,909       $  2,424,131
  Distribution......................................              916,554             887,171          1,127,078
                                                             ------------        ------------       ------------
                                                             $  3,594,828        $  3,170,080       $  3,551,209
                                                             ============        ============       ============
Operating Income (Loss):
  Oilfield Products and Services....................         $    343,486        $    266,692       $    354,614
  Distribution......................................               (7,897)             (4,026)            22,893
  General corporate.................................               (6,842)             (6,518)            (5,997)
                                                             ------------        ------------       ------------
                                                             $    328,747        $    256,148       $    371,510
                                                             ============        ============       ============
Capital Expenditures:
  Oilfield Products and Services....................         $     96,458        $     91,056       $    118,350
  Distribution......................................                2,009               3,401              7,173
  General corporate.................................                  456               2,594              2,119
                                                             ------------        ------------       ------------
                                                             $     98,923        $     97,051       $    127,642
                                                             ============        ============       ============
Depreciation and Amortization:
  Oilfield Products and Services....................         $     93,541        $     81,924       $     84,311
  Distribution......................................                6,913               5,857              7,687
  General corporate.................................                1,255               1,546                897
                                                             ------------        ------------       ------------
                                                             $    101,709        $     89,327       $     92,895
                                                             ============        ============       ============
Total Assets:
  Oilfield Products and Services....................         $  2,584,044        $  2,284,109       $  2,250,332
  Distribution......................................              405,413             368,206            386,986
  General corporate.................................              107,590              97,230             98,510
                                                             ------------        ------------       ------------
                                                             $  3,097,047        $  2,749,545       $  2,735,828
                                                             ============        ============       ============

         The following table presents consolidated revenues by region:

                                                                 2003                2002                2001
                                                             ------------        ------------       -------------
United States.......................................         $  1,592,243        $  1,492,710       $   1,829,378
Canada..............................................              362,874             286,640             400,124
                                                             ------------        ------------       -------------
  North America.....................................            1,955,117           1,779,350           2,229,502
                                                             ------------        ------------       -------------
Latin America.......................................              344,283             305,498             383,255
Europe/Africa.......................................              855,916             681,947             626,831
Middle East.........................................              302,872             276,365             195,922
Far East............................................              136,640             126,920             115,699
                                                             ------------        ------------       -------------
  Non-North America.................................            1,639,711           1,390,730           1,321,707
                                                             ------------        ------------       -------------
                                                             $  3,594,828        $  3,170,080       $   3,551,209
                                                             ============        ============       =============

         The following table presents net property, plant and equipment by region:

                                                                 2003                2002                2001
                                                             ------------        ------------       ------------
United States.......................................         $   295,243         $   299,206        $    287,630
Canada..............................................              29,918              27,854              29,012
                                                             ------------        ------------       ------------
  North America.....................................             325,161             327,060             316,642
                                                             ------------        ------------       ------------
Latin America.......................................              51,831              49,469              60,150
Europe/Africa.......................................             107,347             102,188              82,247
Middle East.........................................              32,364              24,988              18,208
Far East............................................              18,168              15,515              11,250
                                                             ------------        ------------       ------------
  Non-North America.................................             209,710             192,160             171,855
                                                             ------------        ------------       ------------
                                                             $   534,871         $   519,220        $    488,497
                                                             ============        ============       ============

         The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $55.6 million in 2003, $50.6 million in 2002 and $50.8 million in 2001.

16.      COMMITMENTS AND CONTINGENCIES

Leases

         The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $69.2 million, $61.3 million and $51.4 million in 2003, 2002 and 2001, respectively.

         Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:
                                                                 AMOUNT
                                                           ----------------
2004..................................................       $    35,231
2005..................................................            27,290
2006..................................................            20,392
2007..................................................            14,535
2008..................................................            10,314
2009-2013.............................................            21,241
Thereafter............................................            19,921
                                                           ----------------
                                                             $   148,924
                                                           ================

         In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Standby Letters of Credit and Guarantees

         In the normal course of business with customers, vendors and others, the Company is contingently liable for its performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $31.6 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company is contingently liable for approximately $41.6 million of standby letters of credit and bid, performance and surety bonds at December 31, 2003. Management does not expect any material amounts to be drawn on these instruments.

         The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $17.2 million as of December 31, 2003.

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

         In connection with most business acquisitions, the Company obtains contractual indemnifications from the seller related to environmental matters. These indemnifications generally provide for the reimbursement of environmental clean-up costs incurred by the Company for events occurring or circumstances existing prior to the purchase date, whether the event or circumstance was known or unknown at that time. A substantial portion of the Company's total environmental exposure is associated with its M-I SWACO operations, which are subject to various indemnifications from former owners.

         As of December 31, 2003, the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2003, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place. During the first quarter of 2003, the Company initiated legal action against M-I SWACO's former owners to address issues associated with certain provisions of the environmental indemnification provided. This matter is expected to go to trial during the fourth quarter of 2004. In the event that i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to establish additional environmental reserves of up to $25.0 million, impacting earnings and cash flows in future periods.

17.      QUARTERLY INFORMATION (UNAUDITED)

                                                  FIRST           SECOND         THIRD          FOURTH            YEAR
                                               -------------   -------------  -------------  --------------  ----------------
                                                                    (In thousands, except per share data)
2003
Revenues...................................    $    808,837      $   877,657    $   924,792     $   983,542    $  3,594,828
Gross profit...............................         238,343          261,910        278,402         297,276       1,075,931
Income before cumulative effect of
  change in accounting principle...........          21,715           29,900         35,004          38,015         124,634
Net income.................................          20,561           29,900         35,004          38,015         123,480
EPS before cumulative effect of change
  in accounting principle:
  Basic....................................            0.22             0.30           0.35            0.38            1.25
  Diluted..................................            0.22             0.30           0.35            0.38            1.24

2002
Revenues...................................    $    827,377      $   801,038    $   777,232     $   764,433    $  3,170,080
Gross profit...............................         241,502          236,255        217,725         222,820         918,302
Net income.................................          28,730           26,922         19,790          17,747          93,189
EPS:
  Basic....................................            0.29             0.27           0.20            0.18            0.94
  Diluted..................................            0.29             0.27           0.20            0.18            0.93

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 18, 2002, the Company filed a Form 8-K reporting the dismissal of the Company's independent public accountants, Arthur Andersen LLP, and the engagement of Deloitte & Touche LLP as its new independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information set forth following the captions "Fees Paid to Deloitte & Touche LLP" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K

(A)  FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                              REFERENCE
(1)      Financial statements included in this report:
         Report of Independent Public Accountants...........................................................       23
         Independent Auditors' Report.......................................................................       24
         Consolidated Balance Sheets at December 31, 2003 and 2002..........................................       25
         Consolidated Statements of Operations for the years ended
           December 31, 2003, 2002 and 2001.................................................................       26
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2003, 2002 and 2001.................................................................       27
         Consolidated Statements of Stockholders' Equity and Comprehensive Income
           for the years ended December 31, 2003, 2002 and 2001.............................................       28
         Notes to Consolidated Financial Statements.........................................................       29

(2)      Financial Statement Schedule II-Valuation and Qualifying Accounts and Reserves.....................       56

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

            3.2      -  Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated
                        May 23, 2001. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-8
                        dated July 26, 2001 and incorporated herein by reference.

            3.3      -  Bylaws of the Company as amended to date. Filed as Exhibit 3.1 to the Company's report on
                        Form 8-K dated August 13, 1998 (and filed on August 14, 1998) and incorporated herein by reference.

            4.1      -  Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust
                        Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company's report on Form
                        8-A, dated June 15, 2000, and incorporated herein by reference.

            4.2      -  Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago
                        Trust Company of New York and  effective as of October 1, 2001. Filed as Exhibit 4.1 to the
                        Company's  report on Form 10-Q for the quarter  ended  September 30, 2001 and incorporated herein by reference.

            4.3      -  Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company,
                        N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company's report on
                        Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.


           4.4       -  Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as
                        Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

           4.5       -  Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration
                        Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

           4.6       -  Form of Note. Filed as Exhibit 4.1 to the Company's report on Form 8-K dated February 13,
                        2001 and incorporated herein by reference.

           9.        -  Not applicable.

          10.1       -  Smith International, Inc. 1989 Long Term Incentive Compensation Plan, as amended to date.
                        Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31,
                        2002 and incorporated herein by reference.

          10.2       -  Smith International, Inc. Stock Plan for Outside Directors, as amended and restated
                        effective April 22, 2003.

          10.3       -  Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September  30,
                        2001 and incorporated herein by reference.

          10.6       -  Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed
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

          11.       -  Not applicable.

          12.       -  Not applicable.

          13.       -  Not applicable.

          14.       -  Smith International, Inc. Code of Business Conduct and Ethics.

          18.       -  Not applicable.

          19.       -  Not applicable.

          21.1      -  Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

          23.1      -  Independent Auditors' Consent.

          23.2      -  Notice regarding Consent of Independent Public Accountants.

          31.1      -  Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities
                       Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

          31.2      -  Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities
                       Exchange Act of 1934, as adopted pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002, filed herewith.

          32.1      -  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002, furnished herewith.

 (B)      REPORT ON FORM 8-K.

          The Registrant filed a report on Form 8-K during the quarterly period ended December 31, 2003. The filing was reported under "Item 7. Financial Statements and Exhibits" and "Item 12. Disclosure of Results of Operations and Financial Condition" and disclosed the following:

          Form 8-K dated October 17, 2003 relating to a press release announcing the Company's results for the quarter ended September 30, 2003.

                                                                    SCHEDULE II


                            SMITH INTERNATIONAL, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


                                                                               ADDITIONS                DEDUCTIONS
                                                                     ------------------------------    -----------
                                                     BALANCE AT        CHARGED                                            BALANCE
                                                      BEGINNING           TO                                              AT END
                                                       OF YEAR         EXPENSE          OTHER(A)       WRITE-OFFS         OF YEAR
                                                    -----------      -----------      ----------       ----------       ----------
Allowance for doubtful accounts:
     Year ended December 31, 2003                   $    12,338      $    3,835       $        -       $   (4,038)      $   12,135
     Year ended December 31, 2002                        10,921           9,593                -           (8,176)          12,338
     Year ended December 31, 2001                        10,211           2,986            1,029           (3,305)          10,921

(a) Amounts represent accounts receivable reserves related to acquisitions made by the Company during the years presented.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SMITH INTERNATIONAL, INC.

March 15, 2004                       By:  /s/ DOUG ROCK
                                          -------------------------------------
                                          Doug Rock
                                          Chief Executive Officer,
                                          President and Chief Operating Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:


/s/ DOUG ROCK                  Chairman of the Board,            March 15, 2004
------------------------       Chief Executive Officer,
(Doug Rock)                    President and
                               Chief Operating Officer


/s/ LOREN K. CARROLL           Executive Vice President          March 15, 2004
------------------------       and Director
(Loren K. Carroll)


/s/ MARGARET K. DORMAN         Senior Vice President,            March 15, 2004
------------------------       Chief Financial Officer
(Margaret K. Dorman)           and Treasurer


/s/ BENJAMIN F. BAILAR         Director                          March 15, 2004
------------------------
(Benjamin F. Bailar)


/s/ G. CLYDE BUCK              Director                          March 15, 2004
------------------------
(G. Clyde Buck)


/s/ JAMES R. GIBBS             Director                          March 15, 2004
------------------------
(James R. Gibbs)


/s/ JERRY W. NEELY             Director                          March 15, 2004
------------------------
(Jerry W. Neely)

                                INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   10.2       -     Smith International, Inc. Stock Plan for Outside Directors,
                    as amended and restated effective April 22, 2003.

   14.        -     Smith International, Inc. Code of Business Conduct and
                    Ethics.

   23.1       -     Independent Auditors' Consent.

   23.2       -     Notice regarding Consent of Independent Public Accountants.

   31.1       -     Certification of Chief Executive Officer pursuant to Rule
                    13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   31.2       -     Certification of Chief Financial Officer pursuant to Rule
                    13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   32.1       -     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.