Form 10-Q
period 2004-03-31
SMITH INTERNATIONAL INC
filed 2004-05-10
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

The number of shares outstanding of the Registrant's common stock as of April 30, 2004 was 104,385,179.

                                     INDEX
                                                                                                                           PAGE NO.
                                                                                                                           -------
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Months ended March 31, 2004 and 2003.................................................          1

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  As of March 31, 2004 and December 31, 2003.........................................................          2

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Three Months ended March 31, 2004 and 2003.................................................          3

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...............................................          4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............         11

         ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES...............................................         18

         ITEM 4.  CONTROLS AND PROCEDURES............................................................................         18

PART II - OTHER INFORMATION

         ITEMS 1-6...................................................................................................         19

SIGNATURES...........................................................................................................         20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                --------------------------------
                                                                     2004                2003
                                                                ---------------      -----------
Revenues......................................................  $    1,017,788       $   808,837

Costs and expenses:
    Costs of revenues.........................................         703,786           570,494
    Selling expenses..........................................         160,559           137,128
    General and administrative expenses.......................          45,982            38,061
                                                                --------------       -----------
        Total costs and expenses..............................         910,327           745,683
                                                                --------------       -----------
Operating income..............................................         107,461            63,154

Interest expense..............................................           9,439            10,272
Interest income...............................................            (365)             (580)
                                                                --------------       -----------
Income before income taxes, minority interests and
    cumulative effect of change in accounting principle.......          98,387            53,462

Income tax provision..........................................          31,845            16,840

Minority interests............................................          21,692            14,907
                                                                --------------       -----------
Income before cumulative effect of change in accounting
    principle.................................................          44,850            21,715
Cumulative effect of change in accounting principle,
    net of tax and minority interests.........................               -            (1,154)
                                                                --------------       -----------
Net income....................................................  $       44,850       $    20,561
                                                                ==============       ===========
Basic:
    Earnings per share before cumulative effect of change in
        accounting principle..................................  $         0.44       $      0.22
    Cumulative effect of change in accounting principle.......               -             (0.01)
                                                                --------------       -----------
    Earnings per share........................................  $         0.44       $      0.21
                                                                ==============       ===========
Diluted:
    Earnings per share before cumulative effect of change in
        accounting principle..................................  $         0.44       $      0.22
    Cumulative effect of change in accounting principle.......               -             (0.01)
                                                                --------------       -----------
    Earnings per share........................................  $         0.44       $      0.21
                                                                ==============       ===========
Weighted average shares outstanding:
    Basic.....................................................         101,070            99,265
    Diluted...................................................         102,504           100,267

         The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)
                                   (Unaudited)

                                                                                      March 31,         December 31,
                                                                                        2004                2003
                                                                                   --------------      -------------
                                 ASSETS
CURRENT ASSETS:

    Cash and cash equivalents..................................................    $       45,063      $      51,286
    Receivables, net...........................................................           832,968            801,819
    Inventories, net...........................................................           777,027            739,627
    Deferred tax assets, net...................................................            28,947             31,238
    Prepaid expenses and other.................................................            57,368             55,826
                                                                                   --------------      -------------
        Total current assets...................................................         1,741,373          1,679,796
                                                                                   --------------      -------------
Property, Plant and Equipment, net.............................................           539,986            534,871

Goodwill, net..................................................................           692,049            690,593

Other Assets...................................................................           191,394            191,787
                                                                                   --------------      -------------
Total Assets...................................................................    $    3,164,802      $   3,097,047
                                                                                   ==============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Short-term borrowings and current portion of long-term debt................    $      106,929      $      89,747
    Accounts payable...........................................................           336,437            310,754
    Accrued payroll costs......................................................            60,619             73,723
    Income taxes payable.......................................................            72,811             69,301
    Other......................................................................            72,924             87,399
                                                                                   --------------      -------------
        Total current liabilities..............................................           649,720            630,924
                                                                                   --------------      -------------
Long-Term Debt.................................................................           435,449            488,548

Deferred Tax Liabilities.......................................................            79,940             80,065

Other Long-Term Liabilities....................................................            76,791             74,066

Minority Interests.............................................................           607,826            587,668

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
        issued or outstanding in 2004 or 2003..................................                 -                  -
    Common stock, $1 par value; 150,000 shares authorized; 104,226 shares
        issued in 2004 (102,720 shares issued in 2003).........................           104,226            102,720
    Additional paid-in capital.................................................           406,550            371,438
    Retained earnings..........................................................           823,973            779,123
    Accumulated other comprehensive income.....................................             9,457             11,625
    Less - Treasury securities, at cost; 2,384 common shares...................           (29,130)           (29,130)
                                                                                   --------------      -------------
           Total stockholders' equity..........................................         1,315,076          1,235,776
                                                                                   --------------      -------------
Total Liabilities and Stockholders' Equity.....................................    $    3,164,802      $   3,097,047
                                                                                   ==============      =============

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                   ---------------------------------
                                                                                        2004                 2003
                                                                                   --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................      $      44,850       $       20,561
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Cumulative effect of change in accounting principle......................                  -                1,154
    Depreciation and amortization............................................             26,494               24,384
    Minority interests.......................................................             21,692               14,907
    Deferred income tax provision............................................              4,798                1,277
    Provision for losses on receivables......................................                953                  430
    Gain on disposal of property, plant and equipment........................             (2,622)              (2,110)
    Foreign currency translation losses......................................                974                  813
Changes in operating assets and liabilities:
    Receivables..............................................................            (33,618)             (64,331)
    Inventories..............................................................            (38,540)             (10,946)
    Accounts payable.........................................................             26,340               (3,297)
    Other current assets and liabilities.....................................            (24,416)              (3,374)
    Other non-current assets and liabilities.................................              1,154               (9,427)
                                                                                   -------------       --------------
Net cash provided by (used in) operating activities..........................             28,059              (29,959)
                                                                                   -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired..............................            (12,865)             (77,769)
Purchases of property, plant and equipment...................................            (22,710)             (20,699)
Proceeds from disposal of property, plant and equipment......................              4,908                4,420
                                                                                   -------------       --------------
Net cash used in investing activities........................................            (30,667)             (94,048)
                                                                                   -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.....................................              2,555               58,758
Principal payments of long-term debt.........................................            (55,337)              (1,316)
Net change in short-term borrowings..........................................             16,865               19,390
Proceeds from exercise of stock options......................................             32,948                4,253
                                                                                   -------------       --------------
Net cash provided by (used in) financing activities..........................             (2,969)              81,085
                                                                                   -------------       --------------
Effect of exchange rate changes on cash......................................               (646)                  86
                                                                                   -------------       --------------
Decrease in cash and cash equivalents........................................             (6,223)             (42,836)
Cash and cash equivalents at beginning of period.............................             51,286               86,750
                                                                                   -------------       --------------
Cash and cash equivalents at end of period...................................      $      45,063       $       43,914
                                                                                   =============       ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest.......................................................      $      16,349       $       16,665
Cash paid for income taxes...................................................             19,267                5,929

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the "Company") were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the "Commission") pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.

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

Certain reclassifications have been made to the prior year's financial information to conform to the March 31, 2004 presentation.

2.       DISCLOSURE RELATED TO ACCOUNTING PRONOUNCEMENTS

The cumulative effect of a change in accounting principle reflected in the March 2003 financial statements represents the impact of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

3.       BUSINESS COMBINATIONS

During the three months ended March 31, 2004, the Company completed two acquisitions in exchange for cash consideration of $12.0 million. The consideration primarily relates to the purchase of certain specialty chemical assets of Fortum Oil and Gas OY completed in January 2004. The Fortum operations, formerly based in Finland, manufacture and market specialty chemical products which improve hydrocarbon flow rates.

These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $0.6 million and has been recorded as goodwill. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company's consolidated condensed financial statements.

In certain situations, the Company negotiates transaction terms, which provide for the payment of additional consideration if various financial and/or business objectives are met. During the three-month period ended March 31, 2004, the Company paid $0.9 million of additional purchase consideration to the former shareholders of IKF Services which is reflected in the accompanying consolidated condensed balance sheet as a purchase price adjustment to goodwill.

4.       EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Certain outstanding employee stock options were not included in the computation of diluted earnings per common share for the three-month period ended March 31, 2003, as the exercise price was greater than the average market price for the Company's stock during the corresponding period. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                    2004               2003
                                               -------------      --------------
BASIC EPS:
Income before cumulative effect of
  change in accounting principle............   $       44,850     $       21,715
                                               ==============     ==============
Weighted average number of common
  shares outstanding........................          101,070             99,265
                                               ==============     ==============
Basic EPS before cumulative effect of
  change in accounting principle............   $         0.44     $         0.22
                                               ==============     ==============
DILUTED EPS:
Income before cumulative effect of
  change in accounting principle............   $       44,850     $       21,715
                                               ==============     ==============
Weighted average number of common
  shares outstanding........................          101,070             99,265
Dilutive effect of stock options............            1,434              1,002
                                               --------------     --------------
                                                      102,504            100,267
                                               ==============     ==============
Diluted EPS before cumulative effect of
  change in accounting principle............   $         0.44     $         0.22
                                               ==============     ==============

5.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                              March 31,             December 31,
                                                                                2004                   2003
                                                                           --------------         -------------
Raw materials.........................................................     $       62,111         $      62,631
Work-in-process.......................................................             73,693                66,151
Products purchased for resale.........................................            190,247               170,973
Finished goods........................................................            480,795               464,151
                                                                           --------------         -------------
                                                                                  806,846               763,906
Reserves to state certain domestic inventories (cost of $282,784
  and $266,328 in 2004 and 2003, respectively) on a LIFO basis........            (29,819)              (24,279)
                                                                           --------------         -------------
                                                                           $      777,027         $     739,627
                                                                           ==============         =============

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                              March 31,             December 31,
                                                                                2004                   2003
                                                                           --------------         -------------
Land..................................................................     $       38,519         $      38,394
Buildings.............................................................            137,269               134,568
Machinery and equipment...............................................            516,490               511,615
Rental tools..........................................................            333,912               323,977
                                                                           --------------         -------------
                                                                                1,026,190             1,008,554
Less-Accumulated depreciation.........................................            486,204               473,683
                                                                           --------------         -------------
                                                                           $      539,986         $     534,871
                                                                           ==============         =============

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

                                                     Oilfield             Distribution
                                                     Segment                Segment               Consolidated
                                                 --------------          --------------           ------------
                                                                         (in thousands)
Balance as of December 31, 2003................. $      652,822           $      37,771           $     690,593
Goodwill acquired...............................            556                       -                     556
Purchase price and other adjustments............            900                       -                     900
                                                 --------------           -------------           -------------
Balance as of March 31, 2004.................... $      654,278           $      37,771           $     692,049
                                                 ==============           =============           =============

Other Intangible Assets

The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets, recorded in Other Assets in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

                                 March 31, 2004                            December 31, 2003
                       -------------------------------------     -------------------------------------
                                                                                                           Weighted
                        Gross                                     Gross                                     Average
                       Carrying     Accumulated                  Carrying     Accumulated                 Amortization
                        Amount     Amortization       Net         Amount     Amortization       Net         Period
                       ------------------------------------      -------------------------------------    ------------
                                                                                                            (years)
Patents.............    $ 41,697     $ 12,565       $ 29,132      $ 38,520     $ 12,015       $ 26,505        15.1
License
  agreements........      19,086        2,685         16,401        19,086        2,193         16,893        11.7
Non-compete
  agreements and
  trademarks........      19,593        6,424         13,169        19,583        5,649         13,934        11.9
Customer lists
   and contracts....       8,724        1,123          7,601         8,724          877          7,847        16.8
                        ------------------------------------      ------------------------------------        ----
                        $ 89,100     $ 22,797       $ 66,303      $ 85,913     $ 20,734       $ 65,179        13.8
                        ====================================      ====================================        ====

Amortization expense was $2.1 million and $1.5 million for the three-month periods ended March 31, 2004 and 2003, respectively. Additionally, estimated future amortization expense is expected to range between $4.1 million and $8.0 million a year for the next five fiscal years.

8.       STOCK-BASED COMPENSATION

The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of March 31, 2004, 4.6 million shares were issued and outstanding under the program and an additional 2.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion in the accompanying consolidated condensed statement of operations of $0.1 million of related expense for each of the three-month periods ended March 31, 2004 and 2003.

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

                                                                                    Three Months Ended March 31,
                                                                                  -------------------------------
                                                                                      2004               2003
                                                                                  -----------       -------------
Net income, as reported......................................................     $    44,850       $      20,561
 Add: Stock-based compensation expense included in reported
   income, net of related tax effect.........................................              68                  68
 Less: Total stock-based compensation expense determined under
   the Black-Scholes option-pricing model, net of related tax effect.........          (2,943)             (2,683)
                                                                                  -----------       -------------
Net income, pro forma........................................................     $    41,975       $      17,946
                                                                                  ===========       =============
Earnings per share:
  As reported:
    Basic....................................................................     $      0.44       $        0.21
    Diluted..................................................................            0.44                0.21
  Pro forma:
    Basic....................................................................     $      0.42       $        0.18
    Diluted..................................................................            0.41                0.18

In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion in the accompanying consolidated condensed statements of operations of $0.1 million of related expense for each of the three-month periods ended March 31, 2004 and 2003.

9.       EMPLOYEE BENEFIT PLANS

The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, totaled $0.2 million for each of the three-month periods ended March 31, 2004 and 2003. Company contributions to the pension and postretirement benefit plans during 2004 are expected to be comparable to the aggregate of $1.7 million contributed in fiscal 2003.

10.      COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of Accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                 Three Months Ended March 31,
                                               ------------------------------
                                                    2004              2003
                                               -----------        -----------
Net income.................................    $    44,850        $    20,561
Changes in unrealized fair value of                 (1,149)               406
  derivatives, net.........................
Currency translation adjustments...........         (1,019)             3,963
                                               -----------        -----------
Comprehensive income.......................    $    42,682        $    24,930
                                               ===========        ===========

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                                                                    March 31,          December 31,
                                                                                     2004                  2003
                                                                                 ------------         ------------
Currency translation adjustments.............................................    $    11,801          $     12,820
Unrealized fair value of derivatives.........................................          1,190                 2,339
Pension liability adjustments................................................         (3,534)               (3,534)
                                                                                 -----------          ------------
Accumulated other comprehensive income.......................................    $     9,457          $     11,625
                                                                                 ===========          ============

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

                                                Three Months Ended March 31,
                                              ------------------------------
                                                  2004               2003
                                              -----------        -----------
Revenues:
   Oilfield Products and Services..........   $   755,490        $   603,560
   Distribution............................       262,298            205,277
                                              -----------        -----------
                                              $ 1,017,788        $   808,837
                                              ===========        ===========
Revenues by Area:
   United States...........................   $   442,161        $   367,315
   Canada..................................       127,549             86,281
                                              -----------        -----------
        North America......................       569,710            453,596
                                              -----------        -----------
   Latin America...........................        92,473             67,221
   Europe/Africa...........................       223,976            187,048
   Middle East.............................        85,261             67,448
   Far East................................        46,368             33,524
                                              -----------        -----------
        Non-North America..................       448,078            355,241
                                              -----------        -----------
                                              $ 1,017,788        $   808,837
                                              ===========        ===========
Operating Income (Loss):
   Oilfield Products and Services..........   $   106,412        $    68,933
   Distribution............................         3,066             (4,099)
   General Corporate.......................        (2,017)            (1,680)
                                              -----------        -----------
                                              $   107,461        $    63,154
                                              ===========        ===========

12.       COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $32.3 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company is contingently liable for approximately $41.9 million of standby letters of credit and bid, performance and surety bonds at March 31, 2004. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $18.3 million as of March 31, 2004.

Litigation

On April 17, 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

On August 25, 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004 and, on March 30, 2004, a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company believes that this decision is erroneous and intends to vigorously pursue all options. Once the judgment is entered by the court, the Company will file all appropriate motions and, if necessary, appeal the verdict. Based upon the facts and circumstances and the opinion of outside counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

Additionally, the Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

As of March 31, 2004 the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

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

ITEM. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Company's 2003 Annual Report on Form 10-K.

COMPANY PRODUCTS AND OPERATIONS

The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, turbine products, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive branch network providing pipe, valves and fittings, as well as mill, safety and other maintenance products.

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

Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during the first quarter of 2004, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-quarter of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 57 percent of the Company's first quarter 2004 revenues were generated in markets outside of North America.

MARKET OUTLOOK

Near-term activity levels will likely be influenced by the annual spring break-up in Canada, which restricts drilling activity during the second quarter. The Canadian rig count currently approximates one-third of first quarter 2004 levels, which will likely contribute to a temporary decline in average drilling activity for the current quarter. Excluding the seasonal decline in Canada, the Company believes activity levels will increase modestly throughout the remainder of the year as E&P companies seek to address declining production levels stemming from a period of underinvestment in their upstream operations. Although there are several factors that could influence forecasted E&P spending, the Company's business is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Changes in the global economic environment could impact worldwide drilling activity and future results of the Company.

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

                                                       Three Months Ended March 31,
                                           -----------------------------------------------------
                                                    2004                         2003
                                           -----------------------      ------------------------
                                              Amount       Percent         Amount        Percent
                                           ------------    -------      ------------     -------
FINANCIAL DATA: (dollars in thousands)
Revenues:
  M-I SWACO............................    $    519,085        51       $    416,289         52
  Smith Technologies...................         125,341        12             92,239         11
  Smith Services.......................         111,064        11             95,032         12
                                           ------------     -----       ------------      -----
    Oilfield Products and Services.....         755,490        74            603,560         75
  Wilson...............................         262,298        26            205,277         25
                                           ------------     -----       ------------      -----
          Total........................    $  1,017,788       100       $    808,837        100
                                           ============     =====       ============      =====
Geographic Revenues:
  United States:
    Oilfield Products and Services......   $    263,009        25       $    216,328         27
    Distribution........................        179,152        18            150,987         19
                                           ------------     -----       ------------      -----
      Total United States...............        442,161        43            367,315         46
                                           ------------     -----       ------------      -----
  Canada:
    Oilfield Products and Services......         58,818         6             43,451          5
    Distribution........................         68,731         7             42,830          5
                                           ------------     -----       ------------      -----
      Total Canada......................        127,549        13             86,281         10
                                           ------------     -----       ------------      -----
  Non-North America:
    Oilfield Products and Services......        433,663        43            343,781         43
    Distribution........................         14,415         1             11,460          1
                                           ------------     -----       ------------      -----
      Total Non-North America...........        448,078        44            355,241         44
                                           ------------     -----       ------------      -----
          Total Revenue.................   $  1,017,788       100       $    808,837        100
                                           ============     =====       ============      =====
Operating Income:

  Oilfield Products and Services.......    $    106,412        14       $     68,933         11
  Distribution..........................          3,066         1             (4,099)         -
  General Corporate.....................         (2,017)        *             (1,680)         *
                                           ------------     -----       ------------      -----
      Total.............................   $    107,461        11       $     63,154          8
                                           ============     =====       ============      =====

MARKET DATA:

Average Worldwide Rig Count: (1)
  United States.........................          1,307        45              1,052         42
  Canada................................            474        17                455         18
  Non-North America.....................          1,107        38              1,008         40
                                           ------------     -----       ------------      -----
      Total.............................          2,888       100              2,515        100
                                           ============     =====       ============      =====
Average Commodity Prices:

  Crude Oil ($/Bbl)(2)..................   $      35.13                 $      34.00
  Natural Gas ($/mcf)(3)................           5.41                         6.13

(1) Source: M-I SWACO.

(2) Average West Texas Intermediate ("WTI") spot closing prices.

(3) Average weekly composite spot U.S. wellhead prices.

*not meaningful

Oilfield Products and Services Segment

Revenues

M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by spending in markets outside of North America, which contributes almost two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 12 percent of the revenue base. U.S. offshore drilling programs, which account for four percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO's revenues totaled $519.1 million for the first quarter of 2004, an increase of 25 percent above the prior year period. North American revenue growth mirrored the change in the rig count, while Non-North American business volumes increased in excess of corresponding activity levels. Two-thirds of the overall revenue variance was generated outside of North America, with increased customer spending in Europe/Africa and Latin America accounting for the majority of the revenue improvement. To a lesser extent, the inclusion of a full quarter of the production chemical operations, acquired in January 2003, and increased demand for drilling and waste management product offerings also contributed to the growth.

Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations correlate more closely to the rig count than any of the Company's other businesses. Moreover, Smith Technologies has the highest North American revenue exposure of the Oilfield segment units driven, in part, by the significance of its Canadian operations. Accordingly, the duration and severity of the annual seasonal drilling decline in Canada will likely have an adverse effect on the unit's second quarter financial performance. Smith Technologies reported revenues of $125.3 million for the quarter ended March 31, 2004, an increase of 36 percent over the comparable prior year period. The year-over-year revenue growth primarily relates to the increase in global activity levels but also reflects the inclusion of several, large international export orders. These export orders, which may or may not recur in future periods, were primarily concentrated in the Eastern Hemisphere markets. Excluding export sales, revenues grew 27 percent with revenues outside of North America growing in-line with activity levels while sales volumes in the United States and Canada exceeded the underlying change in the rig count. The North American revenue increase was attributable to a combination of higher land-based drilling activity and increased market penetration influenced, in part, by recent product introductions.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended March 31, 2004, Smith Services' revenues totaled $111.1 million, 17 percent above the prior year period. The year-over-year revenue growth reflects higher sales across all core product lines, driven by the general increase in global exploration and production spending. Over three-quarters of the revenue improvement was reported in the Western Hemisphere markets, associated with increased customer demand for remedial and drilling-related product and service lines.

Operating Income

Operating income for the Oilfield Products and Services segment was $106.4 million, or 14 percent of revenues, for the three months ended March 31, 2004. Segment operating margins increased 2.7 percentage points above the prior year quarter reflecting a combination of gross margin expansion and, to a lesser extent, reduced operating expenses as a percentage of revenues. The gross margin improvement reflects the effect of higher sales volumes on fixed cost coverage, increased absorption in the Company's manufacturing operations and a favorable shift in the revenue mix towards higher-margin products. To a lesser extent, price increases instituted during the fourth quarter of 2003 had a favorable impact on reported margins. And, although the Company has announced several price increases during 2004 which should lead to margin expansion in future periods, there is no assurance that these increases will ultimately be realized.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with 95 percent of Wilson's first quarter 2004 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $262.3 million for the first quarter of 2004, 28 percent above the comparable prior year period. The majority of the year-over-year revenue increase was reported in the energy sector operations, driven by the higher level of North American drilling and completion activity. Industrial and downstream revenues increased 25 percent benefiting from new contract awards in the refining and petrochemical markets and increased project spending by engineering and construction customers.

Operating Income

Operating income for the Distribution segment increased $7.2 million from the first quarter of 2003 level, equating to incremental operating income of approximately 13 percent of revenues. The incrementals were above those historically reported in the segment, attributable to increased coverage of fixed sales and administrative costs and, to a lesser extent, a favorable sales mix associated with an increased proportion of higher-margin maintenance and repair business.

Consolidated Results

For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                          Three Months Ended March 31,
                                                            -------------------------------------------------------
                                                                        2004                         2003
                                                            -------------------------    --------------------------
                                                               Amount         Percent       Amount           Percent
                                                            ------------      -------    ------------        -------
Revenues.................................................   $  1,017,788        100      $    808,837          100
                                                            ------------        ---      ------------          ---
Gross profit.............................................        314,002         31           238,343           29

Operating expenses.......................................        206,541         20           175,189           21
                                                            ------------        ---      ------------          ---
Operating income.........................................        107,461         11            63,154            8

Interest expense.........................................          9,439          1            10,272            1
Interest income..........................................           (365)         -              (580)           -
                                                            ------------        ---      ------------          ---
Income before income taxes, minority interests and
  cumulative effect of change in accounting principle....         98,387         10            53,462            7

Income tax provision.....................................         31,845          3            16,840            2

Minority interests.......................................         21,692          2            14,907            2
                                                            ------------        ---      ------------          ---
Income before cumulative effect of change in
  accounting principle...................................         44,850          5            21,715            3

Cumulative effect of change in accounting
  principle, net of tax and minority interests...........              -          -            (1,154)           -
                                                            ------------        ---      ------------          ---
Net income...............................................   $     44,850          5      $     20,561            3
                                                            ============        ===      ============          ===

Consolidated revenues were $1.0 billion for the first quarter of 2004, 26 percent above the prior year period, primarily attributable to increased demand for Oilfield segment product offerings. Over two-thirds of the revenue growth was reported in the Western Hemisphere, benefiting from a 20 percent increase in land-based drilling activity. Improved business volumes in certain Eastern Hemisphere markets, specifically the Norwegian sector of the North Sea and the FSU, also contributed to the year-over-year variance.

Gross profit totaled $314.0 million for the first quarter of 2004, 32 percent above the prior year period. The increase in gross profit reflects higher sales volumes associated with improved worldwide activity levels, specifically in the Western Hemisphere. Gross profit margins for the first quarter of 2004 were 31 percent of revenues and compared to margins of 29 percent reported in the prior year period. The gross margin expansion was influenced by the effect of increased sales volumes on fixed manufacturing and service infrastructure, a favorable shift in the product mix towards higher-margin products and services and, to a lesser extent, improved pricing. Gross margin improvement in the Oilfield segment was partially mitigated by an increased proportion of Distribution segment sales, which traditionally generate lower gross profit margins than the Oilfield operations.

Operating expenses, consisting of selling, general and administrative expenses, increased $31.4 million on an absolute dollar basis; however, as a percentage of revenues, decreased one percentage point from the prior year quarter. The majority of the absolute dollar increase related to variable costs directly associated with the improved business volumes, as well as increased investment in personnel and infrastructure to support the expanding business base, including engineering support costs. To a lesser extent, increased employee profit-sharing amounts and higher costs associated with U.S. casualty insurance programs also contributed to the period-to-period variance.

Net interest expense, which represents interest expense less interest income, equaled $9.1 million in the first quarter of 2004. Net interest expense decreased $0.6 million from the prior year quarter reflecting lower average debt levels between the periods.

The effective tax rate for the first quarter approximated 32 percent, which was above the 31 percent effective rate reported in the prior year period, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate increased 90 basis points above the first quarter of 2003, attributable to an unfavorable shift in the geographic mix of pretax income towards higher tax rate jurisdictions and, to a lesser extent, a lower proportion of M-I SWACO's U.S. partnership earnings.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $6.8 million above the amount reported in the prior year quarter due to the increased profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by C.E. Franklin Ltd.

The cumulative effect of change in accounting principle included for the three months ended March 31, 2003 represents the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2004, cash and cash equivalents equaled $45.1 million. During the first quarter of 2004, the Company's operations generated $28.1 million of cash flows as compared to the $30.0 million utilized in the comparable prior year period. The improvement in cash generated from operations was attributable to a combination of increased profitability levels and lower investment in working capital associated with the timing of vendor payments.

During the first quarter of 2004, cash flows used in investing activities totaled $30.7 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $17.8 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of certain specialty chemical assets from Fortum Oil and Gas OY, resulted in cash outflows of $12.9 million in the first quarter of 2004. Cash used for investing activities during the first quarter of 2004 was less than the $94.0 million required in the prior year period primarily due to the lower level of acquisition funding.

Cash flows used in financing activities totaled $3.0 million for the first quarter of 2004 as debt repayments of $35.9 million were largely offset by cash proceeds associated with the exercise of employee stock options.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. The Company has various revolving credit facilities in the United States. As of March 31, 2004, the Company had $357.3 million of capacity available under these facilities for future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At March 31, 2004, the Company had available borrowing capacity of $65.7 million under the non-U.S. borrowing facilities.

The Company's external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of March 31, 2004, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Commitments and Contingencies

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $32.3 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company is contingently liable for approximately $41.9 million of standby letters of credit and bid, performance and surety bonds at March 31, 2004. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $18.3 million as of March 31, 2004.

Litigation

On April 17, 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

On August 25, 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004 and, on March 30, 2004, a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company believes that this decision is erroneous and intends to vigorously pursue all options. Once the judgment is entered by the court, the Company will file all appropriate motions and, if necessary, appeal the verdict. Based upon the facts and circumstances and the opinion of outside counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

Additionally, the Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

As of March 31, 2004, the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

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

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2003 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management's most significant judgments and estimates. There have been no material changes in these critical accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company's 2003 Annual Report on Form 10-K.

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

         (b)      Exhibit furnished with this report:

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (c)      Report on Form 8-K

                  The Registrant furnished a report on Form 8-K during the quarterly period ended March 31, 2004. The document was reported under "Item 7. Financial Statements and Exhibits" and "Item 12. Disclosure of Results of Operations and Financial Condition" and disclosed the following:

                  1. Form 8-K dated January 30, 2004 relating to a press release announcing the Company's results for the quarter and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SMITH INTERNATIONAL, INC.
                                  Registrant

Date: May 10, 2004           By:/s/ DOUG ROCK
                                ---------------------------------------
                                Doug Rock
                                Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

Date: May 10, 2004           By:/s/ MARGARET K. DORMAN
                                ----------------------
                                Margaret K. Dorman
                                Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Accounting Officer)

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