Form 10-Q
period 2004-06-30
SMITH INTERNATIONAL INC
filed 2004-08-09
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant's common stock as of August 2, 2004 was 104,792,868.

                                      INDEX

                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Months and Six Months ended June 30, 2004 and 2003...................................         1

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  As of June 30, 2004 and December 31, 2003..........................................................         2

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Six Months ended June 30, 2004 and 2003....................................................         3

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...............................................         4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............        12

         ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES...............................................        20

         ITEM 4.  CONTROLS AND PROCEDURES............................................................................        20

PART II - OTHER INFORMATION

         ITEMS 1-5...................................................................................................        21

         ITEM 6......................................................................................................        22

SIGNATURES...........................................................................................................        23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                               --------------------------    ---------------------------
                                                                  2004           2003           2004            2003
                                                               -----------    -----------    -----------    ------------
Revenues ...................................................   $ 1,064,450    $   877,657    $ 2,082,238    $ 1,686,494

Costs and expenses:
    Costs of revenues ......................................       737,082        615,747      1,440,868      1,186,241
    Selling expenses .......................................       167,983        142,839        328,542        279,967
    General and administrative expenses ....................        76,850         39,654        122,832         77,715
                                                               -----------    -----------    -----------    ------------

        Total costs and expenses ...........................       981,915        798,240      1,892,242      1,543,923
                                                               -----------    -----------    -----------    ------------
Operating income ...........................................        82,535         79,417        189,996        142,571

Interest expense ...........................................         9,399         10,902         18,838         21,174
Interest income ............................................          (289)          (522)          (654)        (1,102)
                                                               -----------    -----------    -----------    ------------

Income before income taxes, minority interests and
    cumulative effect of change in accounting principle ....        73,425         69,037        171,812        122,499

Income tax provision .......................................        23,981         22,314         55,826         39,154

Minority interests .........................................        21,967         16,823         43,659         31,730
                                                               -----------    -----------    -----------    ------------

Income before cumulative effect of change in accounting
    principle ..............................................        27,477         29,900         72,327         51,615

Cumulative effect of change in accounting principle,
    net of tax and minority interests ......................             -              -              -         (1,154)
                                                               -----------    -----------    -----------    ------------

Net income .................................................   $    27,477    $    29,900    $    72,327    $    50,461
                                                               ===========    ===========    ===========    ============

Basic:
    Earnings per share before cumulative effect of change in
        accounting principle ...............................   $      0.27    $      0.30    $      0.71    $      0.52
    Cumulative effect of change in accounting principle ....             -              -              -          (0.01)
                                                               -----------    -----------    -----------    ------------
    Earnings per share .....................................   $      0.27    $      0.30    $      0.71    $      0.51
                                                               ===========    ===========    ===========    ============

Diluted:
    Earnings per share before cumulative effect of change in
        accounting principle ...............................   $      0.27    $      0.30    $      0.70    $      0.51
    Cumulative effect of change in accounting principle ....             -              -              -          (0.01)
                                                               -----------    -----------    -----------    ------------
    Earnings per share .....................................   $      0.27    $      0.30    $      0.70    $      0.50
                                                               ===========    ===========    ===========    ============

Weighted average shares outstanding:
    Basic ..................................................       101,580         99,736        101,325         99,501
    Diluted ................................................       102,662        100,892        102,592        100,579

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)
                                   (Unaudited)

                                                                                June 30,     December 31,
                                                                                  2004           2003
                                                                              -----------    ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .............................................   $    55,508    $     51,286
    Receivables, net ......................................................       870,991         801,819
    Inventories, net ......................................................       789,427         739,627
    Deferred tax assets, net ..............................................        37,268          31,238
    Prepaid expenses and other ............................................        63,577          55,826
                                                                              -----------    ------------
        Total current assets ..............................................     1,816,771       1,679,796
                                                                              -----------    ------------

Property, Plant and Equipment, net ........................................       538,950         534,871

Goodwill, net .............................................................       702,496         690,593

Other Assets ..............................................................       194,924         191,787
                                                                              -----------    ------------
Total Assets ..............................................................   $ 3,253,141    $  3,097,047
                                                                              ===========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt ...........   $   118,209    $     89,747
    Accounts payable ......................................................       309,393         310,754
    Accrued payroll costs .................................................        66,454          73,723
    Income taxes payable ..................................................        79,692          69,301
    Other .................................................................       108,788          87,399
                                                                              -----------    ------------
        Total current liabilities .........................................       682,536         630,924
                                                                              -----------    ------------

Long-Term Debt ............................................................       484,532         488,548

Deferred Tax Liabilities ..................................................        81,777          80,065

Other Long-Term Liabilities ...............................................        81,659          74,066

Minority Interests ........................................................       628,145         587,668

Commitments and Contingencies (See Note 14)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
        issued or outstanding in 2004 or 2003 .............................             -               -
    Common stock, $1 par value; 150,000 shares authorized; 104,780 shares
        issued in 2004 (102,720 shares issued in 2003) ....................       104,780         102,720
    Additional paid-in capital ............................................       416,052         371,438
    Retained earnings .....................................................       851,450         779,123
    Accumulated other comprehensive income ................................         7,093          11,625
    Less - Treasury securities, at cost; 3,529 common shares in 2004 (2,384
        common shares in 2003) ............................................       (84,883)        (29,130)
                                                                              -----------    ------------
           Total stockholders' equity .....................................     1,294,492       1,235,776
                                                                              -----------    ------------
Total Liabilities and Stockholders' Equity ................................   $ 3,253,141    $  3,097,047
                                                                              ===========    ============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                   ----------------------
                                                                     2004         2003
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................   $  72,327    $  50,461
Adjustments to reconcile net income to net cash provided by
operating activities, excluding the net effects of acquisitions:
    Cumulative effect of change in accounting principle ........           -        1,154
    Litigation-related charge ..................................      31,439            -
    Depreciation and amortization ..............................      53,032       49,941
    Minority interests .........................................      43,659       31,730
    Deferred income tax provision ..............................      (1,841)       2,346
    Provision for losses on receivables ........................       2,546          898
    Gain on disposal of property, plant and equipment ..........      (5,518)      (5,046)
    Foreign currency translation losses ........................       1,895          667
Changes in operating assets and liabilities:
    Receivables ................................................     (73,235)    (109,643)
    Inventories ................................................     (52,044)     (55,773)
    Accounts payable ...........................................        (319)      47,522
    Other current assets and liabilities .......................     (19,627)      13,288
    Other non-current assets and liabilities ...................       1,460       (9,820)
                                                                   ---------    ---------

Net cash provided by operating activities ......................      53,774       17,725
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ................     (26,022)     (78,007)
Purchases of property, plant and equipment .....................     (48,735)     (45,871)
Proceeds from disposal of property, plant and equipment ........      10,584       12,072
                                                                   ---------    ---------

Net cash used in investing activities ..........................     (64,173)    (111,806)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt .......................      64,111       58,855
Principal payments of long-term debt ...........................     (62,040)     (30,722)
Net change in short-term borrowings ............................      22,375        8,182
Proceeds from exercise of stock options ........................      45,048       14,616
Purchases of treasury stock ....................................     (54,026)           -
                                                                   ---------    ---------

Net cash provided by financing activities ......................      15,468       50,931
                                                                   ---------    ---------

Effect of exchange rate changes on cash ........................        (847)         241
                                                                   ---------    ---------

Increase (decrease) in cash and cash equivalents ...............       4,222      (42,909)
Cash and cash equivalents at beginning of period ...............      51,286       86,750
                                                                   ---------    ---------

Cash and cash equivalents at end of period .....................   $  55,508    $  43,841
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest .........................................   $  18,810    $  21,046
Cash paid for income taxes .....................................      46,823       23,812

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

Certain reclassifications have been made to the prior year's financial information to conform to the June 30, 2004 presentation.

2. DISCLOSURE RELATED TO ACCOUNTING PRONOUNCEMENTS

The cumulative effect of a change in accounting principle reflected in the financial statements for the six-month period ended June 30, 2003 represents the impact of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

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

3. LITIGATION-RELATED CHARGE

In the second quarter of 2004, the Company recorded litigation-related charges totaling $31.4 million, or $20.4 million on an after-tax basis. The charge, which consists of an estimated loss provision, legal fees and other directly related costs, results from a complaint which alleged that certain of the Company's roller cone drill bit designs infringed several of the plaintiff's U.S. patents. The case went to trial during the second quarter of 2004, and the jury awarded specified damages to the plaintiff.

Approximately $28.8 million of the charges are included in general and administrative expenses and the remainder are recorded in costs of revenues.

4. BUSINESS COMBINATIONS

During the six months ended June 30, 2004, the Company completed three acquisitions in exchange for aggregate cash consideration of $19.1 million. The consideration primarily relates to the purchase of certain specialty chemical assets of Fortum Oil and Gas OY completed in January 2004. The Fortum operations, formerly based in Finland, manufacture and market specialty chemical products which improve hydrocarbon flow rates.

These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $4.7 million and has been recorded as goodwill. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company's consolidated condensed financial statements.

In certain situations, the Company negotiates transaction terms, which provide for the payment of additional consideration if various financial and/or business objectives are met. During the six-month period ended June 30, 2004, the Company paid $6.9 million of additional purchase consideration to the former shareholders of IKF Services which is reflected in the accompanying consolidated condensed balance sheet as a purchase price adjustment to goodwill.

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

                                          Three Months Ended     Six Months Ended
                                                June 30,             June 30,
                                          --------   --------   --------   --------
                                            2004       2003       2004       2003
                                          --------   --------   --------   --------
BASIC EPS:
 Income before cumulative effect of
  change in accounting principle ......   $ 27,477   $ 29,900   $ 72,327   $ 51,615
                                          ========   ========   ========   ========

Weighted average number of common
  shares outstanding ..................    101,580     99,736    101,325     99,501
                                          ========   ========   ========   ========

Basic EPS before cumulative effect of
  change in accounting principle ......   $   0.27   $   0.30   $   0.71   $   0.52
                                          ========   ========   ========   ========

DILUTED EPS:

Income before cumulative effect of
  change in accounting principle ......   $ 27,477   $ 29,900   $ 72,327   $ 51,615
                                          ========   ========   ========   ========

Weighted average number of common
  shares outstanding ..................    101,580     99,736    101,325     99,501
Dilutive effect of stock options ......      1,082      1,156      1,267      1,078
                                          --------   --------   --------   --------
                                           102,662    100,892    102,592    100,579
                                          ========   ========   ========   ========

Diluted EPS before cumulative effect of
  change in accounting principle ......   $   0.27   $   0.30   $   0.70   $   0.51
                                          ========   ========   ========   ========

6. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                    June 30,    December 31,
                                                                     2004          2003
                                                                   ---------    ------------
Raw materials...................................................   $  64,797    $     62,631
Work-in-process.................................................      75,840          66,151
Products purchased for resale...................................     210,442         170,973
Finished goods..................................................     476,492         464,151
                                                                   ---------    ------------
                                                                     827,571         763,906
Reserves to state certain domestic inventories (cost of $303,734
  and $266,328 in 2004 and 2003, respectively) on a LIFO basis..     (38,144)        (24,279)
                                                                   ---------    ------------
                                                                   $ 789,427    $    739,627
                                                                   =========    ============

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                            June 30,    December 31,
                                              2004         2003
                                           ----------   ------------
Land ...................................   $   38,335   $     38,394
Buildings ..............................      138,393        134,568
Machinery and equipment ................      523,091        511,615
Rental tools ...........................      338,159        323,977
                                           ----------   ------------
                                            1,037,978      1,008,554
Less-Accumulated depreciation ..........      499,028        473,683
                                           ----------   ------------
                                           $  538,950   $    534,871
                                           ==========   ============

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

                                                  Oilfield     Distribution
                                                   Segment       Segment      Consolidated
                                                ------------   ------------   ------------
                                                              (in thousands)
Balance as of December 31, 2003 .............   $    652,822   $     37,771   $    690,593
Goodwill acquired ...........................          4,703              -          4,703
Purchase price and other adjustments ........          7,200              -          7,200
                                                ------------   ------------   ------------
Balance as of June 30, 2004 .................   $    664,725   $     37,771   $    702,496
                                                ============   ============   ============

Other Intangible Assets

The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets, recorded in Other Assets in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

                                           June 30, 2004                            December 31, 2003
                            ------------------------------------------   ------------------------------------------
                                                                                                                        Weighted
                               Gross                                        Gross                                        Average
                              Carrying      Accumulated                    Carrying      Accumulated                  Amortization
                               Amount      Amortization        Net          Amount      Amortization       Net           Period
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                                                                                                         (years)
Patents .................   $     41,420   $     13,327   $     28,093   $     38,520   $     12,015   $     26,505       15.9
License
  agreements ............         19,086          3,178         15,908         19,086          2,193         16,893       11.7
Non-compete
  agreements and
  trademarks ............         20,772          7,234         13,538         19,583          5,649         13,934       11.7
Customer lists
   and contracts ........          9,232          1,389          7,843          8,724            877          7,847       16.3
                            ------------   ------------   ------------   ------------   ------------   ------------       ----
                            $     90,510   $     25,128   $     65,382   $     85,913   $     20,734   $     65,179       14.0
                            ============   ============   ============   ============   ============   ============       ====

Amortization expense was $2.3 million and $1.9 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $4.4 million and $3.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. Additionally, estimated future amortization expense is expected to range between $4.5 million and $8.4 million a year for the next five fiscal years.

9. STOCK-BASED COMPENSATION

The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of June 30, 2004, 4.0 million shares were issued and outstanding under the program and an additional 2.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion in the accompanying consolidated condensed statement of operations of $0.1 million of related expense for each of the three month periods ended June 30, 2004 and 2003 and $0.2 million of related expense for each of the six month periods ended June 30, 2004 and 2003.

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

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                           ------------------------    ------------------------
                                              2004          2003         2004           2003
                                           ----------    ----------    ----------    ----------
Net income, as reported ................   $   27,477    $   29,900    $   72,327    $   50,461
  Add: Stock-based compensation expense
    included  in  reported  income, net
    of related tax effect ..............           68            68           137           137
  Less:  Total stock-based compensation
    expense determined under the Black-
    Scholes option-pricing model, net of
    related tax effect .................       (2,943)       (2,683)       (5,887)       (5,366)
                                           ----------    ----------    ----------    ----------
Net income, pro forma ..................   $   24,602    $   27,285    $   66,577    $   45,232
                                           ==========    ==========    ==========    ==========
Earnings per share:
  As reported:
    Basic ..............................   $     0.27    $     0.30    $     0.71    $     0.51
    Diluted ............................         0.27          0.30          0.70          0.50
  Pro forma:
    Basic ..............................   $     0.24    $     0.27    $     0.66    $     0.45
    Diluted ............................         0.24          0.27          0.65          0.45

In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion in the accompanying consolidated condensed statements of operations of $0.1 million of related expense for each of the three-month periods ended June 30, 2004 and 2003, and $0.1 million and $0.2 million of related expense for the six-month periods ended June 30, 2004 and 2003, respectively.

10. STOCKHOLDERS' EQUITY

During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2004, the Company repurchased 1.1 million shares of common stock under the program at an aggregate cost of $54.0 million bringing the total number of shares acquired under the program to 1.7 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.

11. EMPLOYEE BENEFIT PLANS

The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, totaled $0.2 million for each of the three-month periods ended June 30, 2004 and 2003 and $0.3 million and $0.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. Company contributions to the pension and postretirement benefit plans during 2004 are expected to total approximately $2.0 million.

12. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------   --------------------
                                        2004        2003       2004        2003
                                      --------    --------   --------    --------
Net income ........................   $ 27,477    $ 29,900   $ 72,327    $ 50,461
Changes in unrealized fair value of
  derivatives, net ................       (889)        667     (2,038)      1,073
Currency translation adjustments ..     (1,475)      7,108     (2,494)     11,071
                                      --------    --------   --------    --------

Comprehensive income ..............   $ 25,113    $ 37,675   $ 67,795    $ 62,605
                                      ========    ========   ========    ========

As of June 30, 2004, accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

                                                  June 30,      December 31,
                                                    2004           2003
                                                ------------    ------------
Currency translation adjustments ............   $     10,326    $     12,820
Unrealized fair value of derivatives ........            301           2,339
Pension liability adjustments ...............         (3,534)         (3,534)
                                                ------------    ------------
Accumulated other comprehensive income ......   $      7,093    $     11,625
                                                ============    ============

13. INDUSTRY SEGMENTS

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

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                         ----------------------------    ----------------------------
                                             2004            2003            2004           2003
                                         ------------    ------------    ------------    ------------
Revenues:
   Oilfield Products and Services ....   $    787,825    $    659,121    $  1,543,315    $  1,262,681
   Distribution ......................        276,625         218,536         538,923         423,813
                                         ------------    ------------    ------------    ------------
                                         $  1,064,450    $    877,657    $  2,082,238    $  1,686,494
                                         ============    ============    ============    ============

Revenues by Area:
   United States .....................   $    491,572    $    392,146    $    933,733    $    759,461
   Canada ............................         88,396          71,353         215,945         157,634
                                         ------------    ------------    ------------    ------------
           North America .............        579,968         463,499       1,149,678         917,095
                                         ------------    ------------    ------------    ------------
   Latin America .....................         98,633          85,946         191,106         153,167
   Europe/Africa .....................        245,497         211,208         469,473         398,256
   Middle East .......................         94,542          80,709         179,803         148,157
   Far East ..........................         45,810          36,295          92,178          69,819
                                         ------------    ------------    ------------    ------------
           Non-North America .........        484,482         414,158         932,560         769,399
                                         ------------    ------------    ------------    ------------
                                         $  1,064,450    $    877,657    $  2,082,238    $  1,686,494
                                         ============    ============    ============    ============

Operating Income:
   Oilfield Products and Services ....   $     78,102    $     81,590    $    184,514    $    150,523
   Distribution ......................          6,466            (478)          9,532          (4,577)
   General corporate .................         (2,033)         (1,695)         (4,050)         (3,375)
                                         ------------    ------------    ------------    ------------
                                         $     82,535    $     79,417    $    189,996    $    142,571
                                         ============    ============    ============    ============

14. COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $30.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company is contingently liable for approximately $47.3 million of standby letters of credit and bid, performance and surety bonds at June 30, 2004. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $18.8 million as of June 30, 2004.

Litigation

Halliburton Energy Services, Inc. v. Smith International, Inc.

On September 6, 2002, the Company was served with a complaint in the U.S. District Court for the Eastern District of Texas, Sherman Division entitled Halliburton Energy Services, Inc. v. Smith International, Inc. This lawsuit is a patent infringement claim alleging that certain roller cone drill bits made by the Company infringe several U.S. patents owned by Halliburton.

The case was tried in the second quarter of 2004 and, on June 25, 2004, a jury verdict was rendered against the Company awarding damages of $24.0 million and finding the infringement willful as to certain of the claims. Due to the willful finding by the jury, the court may increase the damages up to three times the amount of the award. Once the judgment is entered by the court, the Company plans to pursue all available options, including possible settlement, file appropriate motions and, if necessary, appeal the verdict. Based on the facts and circumstances and the opinion of outside counsel, management believes that the recorded charge is the best estimate within the range of probable loss.

Rose Dove Egle v. John M. Egle, et al.

On April 17, 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

On August 25, 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004 and, on March 30, 2004, a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. On June 1, 2004, the court entered the judgment and the Company's post-judgment motions were subsequently denied by the court. The Company has initiated the appeal process and does not anticipate a ruling from the appellate court until the first half of 2005. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

Other

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

As of June 30, 2004 the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

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

15. SUBSEQUENT EVENT

On July 8, 2004, the Company announced the signing of a non-binding letter of intent related to the sale of Wilson Industries, Inc. ("Wilson") to CE Franklin Ltd. Under the terms of the proposed transaction, CE Franklin would issue approximately 67 million shares of common stock to the Company and remit certain amounts after closing in exchange for the common stock of Wilson. Subsequent to the transaction, the Company's ownership interest is expected to increase from the current 55 percent to approximately 90 percent of the outstanding shares of CE Franklin, and accordingly, the Company would continue to consolidate the combined distribution operations of Wilson and CE Franklin. The transaction is expected to close on or around September 30, 2004 and is subject to a number of factors, including satisfactory completion of due diligence, negotiation of a definitive agreement, approval by the minority shareholders of CE Franklin, ratification by the Board of Directors of both companies and certain regulatory approvals. There are no assurances as to whether this transaction ultimately will be consummated.

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

Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during the second quarter of 2004, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-quarter of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 60 percent of the Company's second quarter 2004 revenues were generated in markets outside of North America.

MARKET OUTLOOK

Near-term activity levels will likely be influenced by the seasonal drilling recovery in Canada, which, depending on weather and other factors, is expected to result in an increase in the number of land-based drilling programs. Even without the effect of the seasonal recovery in Canada, the Company believes activity levels will increase modestly throughout the second half of the year as operators seek to address declining production levels stemming from a period of underinvestment in their upstream operations. Tropical weather disturbances are, however, typically experienced in the U.S. Gulf of Mexico during the third calendar quarter which influences the level of planned drilling programs and, in certain circumstances, may result in the curtailment of some offshore drilling operations. In addition to the aforementioned, there are several other factors that could influence forecasted E&P spending. The Company's business is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Changes in the global economic environment could impact worldwide drilling activity and future results of the Company.

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

                                              Three Months Ended June 30,                   Six Months Ended June 30,
                                      -----------------------------------------    ------------------------------------------
                                                2004                  2003                   2004                   2003
                                      -------------------   -------------------    -------------------   --------------------
                                         Amount        %       Amount        %        Amount        %       Amount         %
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
FINANCIAL DATA: (dollars in thousands)
REVENUES:
  M-I SWACO........................   $    550,257     52   $    460,386     52    $  1,069,342     51   $     876,675     52
  Smith Technologies...............        121,184     11         96,506     11         246,525     12         188,745     11
  Smith Services...................        116,384     11        102,229     12         227,448     11         197,261     12
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
    Oilfield Products and Services.        787,825     74        659,121     75       1,543,315     74       1,262,681     75
  Wilson...........................        276,625     26        218,536     25         538,923     26         423,813     25
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
       Total.......................   $  1,064,450    100   $    877,657    100    $  2,082,238    100   $   1,686,494    100
                                      ============    ===   ============    ===    ============    ===   =============    ===

GEOGRAPHIC REVENUES:
United States:
  Oilfield Products and Services...   $    277,518     26   $    225,369     26    $    540,527     26   $     441,697     26
  Distribution.....................        214,054     20        166,777     19         393,206     19         317,764     19
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
       Total United States.........        491,572     46        392,146     45         933,733     45         759,461     45
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
Canada:
  Oilfield Products and Services...         40,296      4         30,424      3          99,114      5          73,875      4
  Distribution.....................         48,100      4         40,929      5         116,831      5          83,759      5
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
       Total Canada................         88,396      8         71,353      8         215,945     10         157,634      9
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
Non-North America:
  Oilfield Products and Services...        470,011     44        403,328     46         903,674     44         747,109     44
  Distribution.....................         14,471      2         10,830      1          28,886      1          22,290      2
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
       Total Non-North America.....        484,482     46        414,158     47         932,560     45         769,399     46
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
          Total Revenue............   $  1,064,450    100   $    877,657    100    $  2,082,238    100   $   1,686,494    100
                                      ============    ===   ============    ===    ============    ===   =============    ===

OPERATING INCOME:
  Oilfield Products and Services...   $     78,102     10   $     81,590     12    $    184,514     12   $     150,523     12
  Distribution.....................          6,466      2           (478)     *           9,532      2          (4,577)     *
  General Corporate................         (2,033)     *         (1,695)     *          (4,050)     *          (3,375)     *
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
          Total....................   $     82,535      8   $     79,417      9    $    189,996      9   $     142,571      8
                                      ============    ===   ============    ===    ============    ===   =============    ===

MARKET DATA:
AVERAGE WORLDWIDE RIG COUNT: (1)
  United States....................          1,387     51          1,223     50           1,347     48           1,138     46
  Canada...........................            198      7            189      8             336     12             322     13
  Non-North America................          1,120     42          1,047     42           1,114     40           1,027     41
                                      ------------    ---   ------------    ---    ------------    ---   -------------    ---
          Total....................          2,705    100          2,459    100           2,797    100           2,487    100
                                      ============    ===   ============    ===    ============    ===   =============    ===

AVERAGE COMMODITY PRICES:
  Crude Oil ($/Bbl) (2)............   $      38.12          $      28.95           $      36.63          $       31.48
  Natural Gas ($/mcf) (3)..........   $       5.91          $       5.37           $       5.66          $        5.75

(1) Source: M-I SWACO.

(2) Average West Texas Intermediate ("WTI") spot closing prices.

(3) Average weekly composite spot U.S. wellhead prices.

*   not meaningful

Oilfield Products and Services Segment

Revenues

M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by spending in markets outside of North America, which contributes almost two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 12 percent of the revenue base. U.S. offshore drilling programs, which account for four percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO's revenues totaled $550.3 million for the second quarter of 2004, an increase of 20 percent above the prior year period. Revenue growth in both North American and non-North American markets exceeded the underlying change in rig count. Approximately two-thirds of the overall revenue improvement was generated in international markets largely influenced by new contract awards and increased customer spending in Europe/Africa, including the former Soviet Union ("FSU") and the U.K. sector of the North Sea, and in certain Middle East markets. North American business volumes benefited from increased customer spending in land-based markets and, to a lesser extent, the impact of the Alpine Mud Products operations acquired in October 2003. While the majority of the overall revenue increase on a product basis reflects higher sales of drilling fluid products and services, revenues related to waste management offerings, which were 30 percent above the prior year level, also contributed to the improvement. For the six-month period, M-I SWACO reported revenues of approximately $1.1 billion, a 22 percent increase over the amount reported in the first half of 2003. The majority of the revenue growth was reported in markets outside North America, specifically the FSU, Latin America and the Middle East region, reflecting new contract awards and increased investment by major and international exploration and production companies.

Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations correlate more closely to the rig count than any of the Company's other businesses. Moreover, Smith Technologies has the highest North American revenue exposure of the Oilfield segment units driven, in part, by the significance of its Canadian operations. Accordingly, the duration and severity of the seasonal drilling decline in Canada adversely effects the unit's financial performance in the second quarter. Smith Technologies reported revenues of $121.2 million for the quarter ended June 30, 2004, an increase of 26 percent over the comparable prior year period. The year-over-year comparison was impacted by the inclusion of several large international export orders in the second quarter of 2003. Excluding the effect of these export sales, revenues were approximately 32 percent above the level reported in the prior year quarter, influenced by the increase in worldwide activity levels. Approximately three-quarters of the year-over-year revenue growth was reported in North America, where sales volumes grew at more than three times the rate of the underlying change in rig count. The North American revenue increase was attributable to a combination of higher land-based drilling activity, increased market penetration, influenced in part by product introductions and, to a lesser extent, higher unit pricing. Revenues generated in markets outside North America grew in-line with activity levels as increased demand for diamond bits and continued market penetration of the turbodrilling product line were partially offset by the lower level of international export orders in the current quarter. For the six-month period, Smith Technologies reported revenues of $246.5 million, a 31 percent increase over the comparable period of 2003. The majority of the revenue growth was generated in North America, benefiting from increased market penetration and, to a lesser extent, the higher level of land-based drilling activity.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended June 30, 2004, Smith Services' revenues totaled $116.4 million, 14 percent above the prior year period. The year-over-year revenue comparison was impacted by a 37 percent reduction in drill pipe orders, which partially offset higher sales generated across all core product lines. Excluding drill pipe sales, which are not highly correlated to drilling activity, revenues grew 17 percent largely associated with the general increase in global E&P spending. Over two-thirds of the core business growth was reported in the United States, primarily reflecting increased customer demand for remedial and drilling-related products and service lines. To a lesser extent, the introduction of new remedial and completion product offerings also contributed to the revenue improvement. For the first half of 2004, Smith Services reported revenues of $227.4 million, a 15 percent increase from the comparable prior year period. Excluding the impact of lower drill pipe sales volumes, revenues were 19 percent above the first half of 2003, reflecting the increase in worldwide activity levels. The majority of the revenue growth was reported in the United States and Latin America, specifically Venezuela, influenced by strong demand for remedial products and completion systems.

Operating Income

Operating income for the Oilfield Products and Services segment was $78.1 million, or 10 percent of revenues, for the three months ended June 30, 2004. Excluding the impact of a litigation-related charge recorded in the second quarter of 2004, operating income was $109.5 million, or 14 percent of revenues. Oilfield operating income, net of the charge, increased $28.0 million over the amount reported in the prior year quarter reflecting the effect of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses. Segment operating margins, excluding the charge, increased 1.5 percentage points above the prior year quarter primarily related to gross margin expansion. The gross margin improvement reflects the impact of price increases implemented during the fourth quarter of 2003 and early 2004. Although such price increases should lead to margin expansion in future periods, there is no assurance that these increases will ultimately be realized. To a lesser extent, gross profit margins were influenced by the effect of higher sales volumes on fixed cost coverage, increased absorption in the Company's manufacturing operations and a favorable shift in the revenue mix towards higher-margin products and services. For the six-month period, Oilfield operating margins, exclusive of the second quarter litigation-related charge, improved 2.1 percentage points reflecting gross margin expansion and, to a lesser extent, reduced operating expenses as a percentage of revenues. On an absolute dollar basis, six-month operating income exclusive of the second quarter charge was $65.4 million above the comparable prior year period attributable to the impact of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with 95 percent of Wilson's 2004 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $276.6 million for the second quarter of 2004, 27 percent above the comparable prior year period. The year-over-year revenue variance was reported in both the energy and industrial operations influenced by increased demand for tubular products, sales of which were approximately 70 percent above the amount reported in the prior year quarter. Distribution revenues were also impacted by the higher level of North American drilling and completion activity on the energy sector operations and the implementation of new contract awards and increased project spending in the refining, petrochemical and engineering and construction markets. In the first six months of 2004, Wilson reported revenues totaling $538.9 million, an increase of 27 percent from the first half of 2003. The majority of the revenue variance from the prior year period was generated by the energy operations, reflecting higher North American activity levels, the impact of new contract awards and, to a lesser extent, strong demand for tubular products.

Operating Income

Operating income for the Distribution segment was $6.5 million, or two percent of revenues, for the three months ended June 30, 2004. Segment operating income increased $6.9 million from the loss reported in the second quarter of 2003, equating to incremental operating income of approximately 12 percent of revenues. The incrementals were above those historically reported in the segment, attributable to increased tubular sales volumes and related pricing and, to a lesser extent, coverage of fixed sales and administrative costs. On a year-to-date basis, segment operating income rose $14.1 million from the amount reported in the first six months of 2003. The operating income variance reflects the impact of higher revenue volumes and improved tubular product pricing on the segment's reported gross profit, partially offset by growth in variable-based operating expenses.

Consolidated Results

For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                             Three Months Ended June 30,                   Six Months Ended June 30,
                                       ------------------------------------------   -----------------------------------------
                                               2004                   2003                  2004                  2003
                                       -------------------    -------------------   -------------------   -------------------
                                           Amount       %        Amount        %        Amount       %       Amount        %
                                       -------------   ---    -------------   ---   ------------    ---   -------------   ---
Revenues..........................     $   1,064,450   100    $     877,657   100   $   2,082,238   100   $   1,686,494   100
                                       -------------   ---    -------------   ---   -------------   ---   -------------   ---

Gross profit......................           327,368    31          261,910    30         641,370    31         500,253    30

Operating expenses................           244,833    23          182,493    21         451,374    22         357,682    21
                                       -------------   ---    -------------   ---   -------------   ---   -------------   ---

Operating income..................            82,535     8           79,417     9         189,996     9         142,571     9

Interest expense..................             9,399     1           10,902     1          18,838     1          21,174     1
Interest income...................              (289)    -             (522)    -            (654)    -          (1,102)    -
                                       -------------   ---    -------------   ---   -------------   ---   -------------   ---

Income before income taxes,
  minority interests and
  cumulative effect of change in
  accounting principle............            73,425     7           69,037     8         171,812     8         122,499     8

Income tax provision..............            23,981     2           22,314     3          55,826     3          39,154     3

Minority interests................            21,967     2           16,823     2          43,659     2          31,730     2
                                       -------------   ---    -------------   ---   -------------   ---   -------------   ---

Income before cumulative
  effect of change in accounting
  principle.......................            27,477     3           29,900     3          72,327     3          51,615     3

Cumulative effect of change in
  accounting principle, net of
  tax and minority interests......                 -     -                -     -               -     -          (1,154)    -
                                       -------------   ---    -------------   ---   -------------   ---   -------------   ---

Net income........................     $      27,477     3    $      29,900     3   $      72,327     3   $      50,461     3
                                       =============   ===   ==============   ===   =============   ===   =============   ===

Consolidated revenues were $1.1 billion for the second quarter of 2004, 21 percent above the prior year period, primarily attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 20 percent year-over-year with the increase balanced between North American and non-North American markets. The revenue variance reflects higher global activity levels, new contract awards and increased customer spending. The Distribution operations, influenced by strong demand for tubular products and new contract awards, reported a 27 percent increase from the prior year quarter and also contributed to the consolidated revenue improvement. For the first half of 2004, consolidated revenues were $2.1 billion, 23 percent above the comparable 2003 period, predominantly reflecting increased Oilfield segment business volumes. Oilfield segment revenues rose 22 percent over amounts reported in the prior year period, largely benefiting from the 17 percent increase in North American land-based activity levels and, to a lesser extent, the impact of new contract awards and additional customer spending in Europe/Africa and certain Middle East markets.

Gross profit totaled $327.4 million for the second quarter of 2004, 25 percent above the prior year period. Gross profit increased $65.5 million over the prior year quarter reflecting higher sales volumes associated with improved worldwide activity levels, specifically in the Western Hemisphere. Gross profit margins for the second quarter of 2004 were 31 percent of revenues and compared to margins of 30 percent reported in the prior year period. The gross margin expansion was influenced by a combination of improved pricing in both the Oilfield and Distribution segments and the effect of increased sales volumes on fixed manufacturing and service infrastructure. For the six-month period, gross profit totaled $641.4 million, or 31 percent of revenues, one percentage point above the gross profit margins reported in the comparable prior year period. The gross profit margin improvement for the six-month comparison was, again, influenced by a combination of favorable pricing and increased fixed cost coverage. On an absolute dollar basis, gross profit was $141.1 million above the prior year period primarily reflecting the increased sales volumes in the Oilfield operations.

Operating expenses, consisting of selling, general and administrative expenses, increased $62.3 million and $93.7 million from the prior year quarter and first six months of 2003, respectively. Second quarter 2004 operating expenses include a $28.8 million charge recognized primarily for an estimated loss provision, legal fees and other costs directly associated with a patent infringement case. Excluding the charge, operating expenses increased on an absolute dollar basis; however, as a percentage of revenues, decreased one percentage point from both prior year comparable periods. The majority of the absolute dollar increase related to variable costs directly associated with the improved business volumes, as well as increased investment in personnel and infrastructure to support the expanding business base, including engineering support costs. To a lesser extent, increased employee profit-sharing amounts directly attributable to the higher profitability levels contributed to the period-to-period variance.

Net interest expense, which represents interest expense less interest income, equaled $9.1 million in the second quarter of 2004. Net interest expense decreased $1.3 million and $1.9 million from the prior year quarter and first six months of 2003, respectively, with the decrease for both periods primarily reflecting lower average debt levels.

The effective tax rate for the second quarter and first six months of 2004 approximated 33 percent, which was above the 32 percent effective rate reported in the comparable prior year periods, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective tax rate increased above the level reported in the prior year periods, attributable to an unfavorable shift in the geographic mix of pretax income towards higher tax rate jurisdictions and the expiration of a foreign tax relief program.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $5.1 million and $11.9 million above amounts reported in the prior year quarter and the first half of 2003, respectively, due primarily to the increased profitability of the M-I SWACO joint venture.

The cumulative effect of change in accounting principle included for the six months ended June 30, 2003 represents the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2004, cash and cash equivalents equaled $55.5 million. During the first six months of 2004, the Company generated $53.8 million of cash flows from operations as compared to the $17.7 million generated in the comparable prior year period. The improvement in cash generated from operations was attributable to increased profitability levels.

During the first six months of 2004, cash flows used in investing activities totaled $64.2 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $38.2 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of certain specialty chemical assets from Fortum Oil and Gas OY, resulted in cash outflows of $26.0 million in the first six months of 2004. Cash used for investing activities during the first half of 2004 was less than the $111.8 million required in the prior year period primarily due to the size of acquisitions and related funding levels.

Cash flows provided by financing activities totaled $15.5 million for the first half of 2004. Operating cash flow and cash proceeds associated with the exercise of employee stock options were not sufficient in the aggregate to fully fund investing activities and share purchases under a stock buyback program, requiring incremental borrowings of $24.4 million.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. The Company has various revolving credit facilities in the United States. As of

June 30, 2004, the Company had $295.8 million of capacity available under these facilities for future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At June 30, 2004, the Company had available borrowing capacity of $65.5 million under the non-U.S. borrowing facilities.

The Company's external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of June 30, 2004, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Subsequent to June 30, 2004, the Company announced the signing of a non-binding letter of intent related to the sale of Wilson Industries, Inc. ("Wilson") to CE Franklin Ltd., a publicly-traded entity in which the Company currently owns 55 percent of the outstanding common stock. The potential transaction, which is currently expected to close on or around September 30, 2004, is structured as a sale of shares of Wilson in exchange for additional shares of CE Franklin. Accordingly, the transaction would not be expected to have an impact on the Company's liquidity before certain stock sale restrictions lapse in the second quarter of 2005. In the event the transaction is ultimately consummated, no material book gain or loss would be realized on the sale; however, the Company would recognize an immaterial amount of transaction-related costs, primarily professional fees. And, depending on the final terms of the transaction, the Company may be required to record a tax provision on the sale which could be material in relation to the second quarter 2004 tax provision, negatively impacting the recorded provision and effective tax rate in the period the transaction is consummated.

Commitments and Contingencies

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $30.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company is contingently liable for approximately $47.3 million of standby letters of credit and bid, performance and surety bonds at June 30, 2004. Management does not expect any material amounts to be drawn on these instruments.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $18.8 million as of June 30, 2004.

Litigation

Halliburton Energy Services, Inc. v. Smith International, Inc.

On September 6, 2002, the Company was served with a complaint in the U.S. District Court for the Eastern District of Texas, Sherman Division entitled Halliburton Energy Services, Inc. v. Smith International, Inc. This lawsuit is a patent infringement claim alleging that certain roller cone drill bits made by the Company infringe several U.S. patents owned by Halliburton.

The case was tried in the second quarter of 2004 and, on June 25, 2004, a jury verdict was rendered against the Company awarding damages of $24.0 million and finding the infringement willful as to certain of the claims. Due to the willful finding by the jury, the court may increase the damages up to three times the amount of the award. Once the judgment is entered by the court, the Company plans to pursue all available options, including possible settlement, file appropriate motions and, if necessary, appeal the verdict. Based on the facts and circumstances and the opinion of outside counsel, management believes that the recorded charge is the best estimate within the range of probable loss.

Rose Dove Egle v. John M. Egle, et al.

On April 17, 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

On August 25, 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004 and, on March 30, 2004, a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. On June 1, 2004, the court entered the judgment and the Company's post-judgment motions were subsequently denied by the court. The Company has initiated the appeal process and does not anticipate a ruling from the appellate court until the first half of 2005. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

Other

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

As of June 30, 2004, the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2004, the Company repurchased 1.1 million shares of common stock under the program at an aggregate cost of $54.0 million bringing the total number of shares acquired under the program to 1.7 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.

A summary of the Company's repurchase activity for the three months ended June 30, 2004 is as follows:

                              Total                             Total Number of
                            Number of          Average        Shares Purchased as       Number of Shares that
                              Shares          Price Paid        Part of Publicly        May Yet Be Purchased
       Period               Purchased          per Share       Announced Program          Under the Program
------------------         -----------      --------------    -------------------       ---------------------
April 1 - April 30                  0       $         0.00                 0                  4,463,800
May 1 - May 31              1,114,000       $        48.50         1,114,000                  3,349,800
June 1 - June 30                    0       $         0.00                 0                  3,349,800
                            ---------       --------------         ---------                  ---------
2nd Quarter 2004            1,114,000       $        48.50         1,114,000                  3,349,800

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders on April 20, 2004, stockholders of the Company elected all nominated directors and approved Deloitte & Touche LLP as auditors for 2004 by the votes shown below.

                                                             For                 Withheld
                                                          -----------            ----------
Election of Directors:
    James R. Gibbs .............................          88,960,831              5,768,336
    Jerry W. Neely..............................          68,087,618             26,641,549

                                                             For                  Against               Abstain
                                                          -----------            ----------             -------
Approval of Deloitte & Touche LLP as
    auditors for the Company for 2004...........          94,217,144              486,985               25,038

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

     (b)  Exhibit furnished with this report:

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (c)  Reports on Form 8-K

          The Registrant furnished two reports on Form 8-K during the quarterly period ended June 30, 2004.

          1. Form 8-K dated April 23, 2004 relating to a press release announcing the Company's results for the quarter ended March 31, 2004. The document was reported under "Item 7. Financial Statements and Exhibits" and "Item 12. Disclosure of Results of Operations and Financial Condition."

          2. Form 8-K dated June 25, 2004 relating to a press release announcing the outcome of a certain legal proceeding. The document was reported under "Item 5. Other Events."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SMITH INTERNATIONAL, INC.
                             Registrant

Date: August 9, 2004         By: /s/ DOUG ROCK
                                 ---------------------
                                 Doug Rock
                                 Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

Date: August 9, 2004         By: /s/ MARGARET K. DORMAN
                                 ----------------------
                                 Margaret K. Dorman
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (Principal Accounting Officer)

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