Form 10-Q
period 2004-09-30
SMITH INTERNATIONAL INC
filed 2004-11-09
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                       OR

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

The number of shares outstanding of the Registrant's common stock as of November 3, 2004 was 104,877,439.

                                     INDEX

                                                                                                                          PAGE NO.

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Months and Nine Months ended September 30, 2004 and 2003.............................          1

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  As of September 30, 2004 and December 31, 2003.....................................................          2

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Nine Months ended September 30, 2004 and 2003..............................................          3

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...............................................          4


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............         13


         ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES...............................................         21


         ITEM 4.  CONTROLS AND PROCEDURES............................................................................         21


PART II - OTHER INFORMATION


         ITEMS 1-6...................................................................................................         22


SIGNATURES...........................................................................................................         24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SMITH INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                           ----------------------------------    ----------------------------------
                                                                2004               2003               2004               2003
                                                           ---------------    ---------------    ---------------    ---------------
Revenues...................................................$  1,119,184       $    924,792       $  3,201,422       $  2,611,286

Costs and expenses:
    Costs of revenues......................................     780,201            646,390          2,221,069          1,832,631
    Selling expenses.......................................     172,348            150,411            500,890            430,378
    General and administrative expenses....................      48,418             39,183            171,250            116,898
                                                           ------------       ------------       ------------       ------------

        Total costs and expenses...........................   1,000,967            835,984          2,893,209          2,379,907
                                                           ------------       ------------       ------------       ------------
Operating income...........................................     118,217             88,808            308,213            231,379

Interest expense...........................................       9,965             10,198             28,803             31,372
Interest income............................................        (327)              (534)              (981)            (1,636)
                                                           ------------       ------------       ------------       ------------
Income before income taxes, minority interests and
    cumulative effect of change in accounting principle....     108,579             79,144            280,391            201,643

Income tax provision.......................................      35,129             25,524             90,955             64,678

Minority interests.........................................      21,557             18,616             65,216             50,346
                                                           ------------       ------------       ------------       ------------
Income before cumulative effect of change in accounting
    principle..............................................      51,893             35,004            124,220             86,619

Cumulative effect of change in accounting principle,
    net of tax and minority interests......................           -                  -                  -             (1,154)
                                                           ------------       ------------       ------------       ------------
Net income.................................................$     51,893       $     35,004       $    124,220       $     85,465
                                                           ============       ============       ============       ============
Basic:
    Earnings per share before cumulative effect of change
        in accounting principle............................$       0.51       $       0.35       $       1.23       $       0.87
    Cumulative effect of change in accounting principle....           -                  -                  -              (0.01)
                                                           ------------       ------------       ------------       ------------
    Earnings per share.....................................$       0.51       $       0.35       $       1.23       $       0.86
                                                           ============       ============       ============       ============

Diluted:
    Earnings per share before cumulative effect of change
        in accounting principle............................$       0.51       $       0.35       $       1.21       $       0.86
    Cumulative effect of change in accounting principle....           -                  -                  -              (0.01)
                                                           ------------       ------------       ------------       ------------
    Earnings per share.....................................$       0.51       $       0.35       $       1.21       $       0.85
                                                           ============       ============       ============       ============
Weighted average shares outstanding:
    Basic..................................................     101,290            100,095            101,313             99,702
    Diluted................................................     102,424            101,093            102,545            100,774

              The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                           SMITH INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands, except par value data)
                                  (Unaudited)

                                                                                   September 30,       December 31,
                                                                                       2004                2003
                                                                                  --------------      --------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..................................................   $       65,035      $       51,286
    Receivables, net...........................................................          910,281             801,819
    Inventories, net...........................................................          834,563             739,627
    Deferred tax assets, net...................................................           43,683              31,238
    Prepaid expenses and other.................................................           67,303              55,826
                                                                                  --------------      --------------
        Total current assets...................................................        1,920,865           1,679,796
                                                                                  --------------      --------------

Property, Plant and Equipment, net.............................................          548,845             534,871

Goodwill, net..................................................................          711,486             690,593

Other Assets...................................................................          190,173             191,787
                                                                                  --------------      --------------
Total Assets...................................................................   $    3,371,369      $    3,097,047
                                                                                  ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt................   $      193,605      $       89,747
    Accounts payable...........................................................          354,114             310,754
    Accrued payroll costs......................................................           74,901              73,723
    Income taxes payable.......................................................           91,873              69,301
    Other......................................................................           96,294              87,399
                                                                                  --------------      --------------
        Total current liabilities..............................................          810,787             630,924
                                                                                  --------------      --------------
Long-Term Debt.................................................................          390,849             488,548

Deferred Tax Liabilities.......................................................           84,503              80,065

Other Long-Term Liabilities....................................................           80,932              74,066

Minority Interests.............................................................          650,107             587,668

Commitments and Contingencies (See Note 14)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
        issued or outstanding in 2004 or 2003..................................                -                   -
    Common stock, $1 par value; 150,000 shares authorized; 104,874 shares
        issued in 2004 (102,720 shares issued in 2003).........................          104,874             102,720
    Additional paid-in capital.................................................          419,769             371,438
    Retained earnings..........................................................          903,343             779,123
    Accumulated other comprehensive income.....................................           11,088              11,625
    Less - Treasury securities, at cost; 3,529 common shares in 2004 (2,384
        common shares in 2003).................................................          (84,883)            (29,130)
                                                                                  --------------      --------------
           Total stockholders' equity..........................................        1,354,191           1,235,776
                                                                                  --------------      --------------
Total Liabilities and Stockholders' Equity.....................................   $    3,371,369      $    3,097,047
                                                                                  ==============      ==============

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                           SMITH INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                  ----------------------------------
                                                                                       2004                2003
                                                                                  --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................     $     124,220       $      85,465
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
    Cumulative effect of change in accounting principle......................                 -               1,154
    Litigation-related charge................................................            31,439                   -
    Depreciation and amortization............................................            79,286              75,368
    Minority interests.......................................................            65,216              50,346
    Deferred income tax provision............................................            (3,747)             11,581
    Provision for losses on receivables......................................             3,349               1,797
    Gain on disposal of property, plant and equipment........................            (7,764)             (6,393)
    Foreign currency translation losses......................................             2,363               1,703
Changes in operating assets and liabilities:
    Receivables..............................................................          (108,189)           (119,417)
    Inventories..............................................................           (93,618)            (83,829)
    Accounts payable.........................................................            41,956              41,017
    Other current assets and liabilities.....................................           (15,195)             21,508
    Other non-current assets and liabilities.................................            (1,835)            (13,487)
                                                                                  -------------       -------------
Net cash provided by operating activities....................................           117,481              66,813
                                                                                  -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired..............................           (45,762)            (78,907)
Purchases of property, plant and equipment...................................           (75,568)            (70,057)
Proceeds from disposal of property, plant and equipment......................            15,093              17,242
                                                                                  -------------       -------------
Net cash used in investing activities........................................          (106,237)           (131,722)
                                                                                  -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.....................................            68,770              60,653
Principal payments of long-term debt.........................................           (78,946)            (58,204)
Net change in short-term borrowings..........................................            19,126               4,400
Proceeds from exercise of stock options......................................            48,212              15,195
Purchases of treasury stock .................................................           (54,026)                  -
                                                                                  -------------       -------------
Net cash provided by financing activities....................................             3,136              22,044
                                                                                  -------------       -------------
Effect of exchange rate changes on cash......................................              (631)                503
                                                                                  -------------       -------------
Increase (decrease) in cash and cash equivalents.............................            13,749             (42,362)
Cash and cash equivalents at beginning of period.............................            51,286              86,750
                                                                                  -------------       -------------
Cash and cash equivalents at end of period...................................     $      65,035       $      44,388
                                                                                  =============      ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest.......................................................     $      35,766       $      37,679
Cash paid for income taxes...................................................            69,779              32,204

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

Certain reclassifications have been made to the prior year's financial information to conform to the September 30, 2004 presentation.

2.  DISCLOSURE RELATED TO ACCOUNTING PRONOUNCEMENTS

The cumulative effect of a change in accounting principle reflected in the financial statements for the nine-month period ended September 30, 2003 represents the impact of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

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

3.  LITIGATION-RELATED CHARGE

During the second quarter of 2004, the Company recorded litigation-related charges totaling $31.4 million, or $20.4 million on an after-tax basis. The second quarter charge, which consists of an estimated loss provision, legal fees and other directly related costs, results from a complaint which alleged that certain of the Company's roller cone drill bit designs infringed several of the plaintiff's U.S. patents. Approximately $28.8 million of the charges are included in general and administrative expenses and the remainder are recorded in costs of revenues.

4.  BUSINESS COMBINATIONS AND ANNOUNCED TRANSACTIONS

During the nine months ended September 30, 2004, the Company completed four acquisitions in exchange for aggregate cash consideration of $36.6 million. The consideration primarily relates to the purchase of certain operating assets of CanFish Services completed in July 2004. The CanFish operations provide fishing, milling, casing exit, pipe recovery and related wireline services in the Canadian and U.S. markets.

These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $14.0 million and has been recorded as goodwill in the Oilfield Products and Services segment. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company's consolidated condensed financial statements.

In certain situations, the Company negotiates transaction terms, which provide for the payment of additional consideration if various financial and/or business objectives are met. During the nine-month period ended September 30, 2004, the Company paid $6.9 million of additional purchase consideration to the former shareholders of IKF Services which is reflected in the accompanying consolidated condensed balance sheet as a purchase price adjustment to goodwill. In addition, the Company paid $2.3 million during the third quarter of 2004 to former shareholders of acquired businesses to repay seller-financed notes.

Additionally, in July 2004, the Company announced the signing of a non-binding letter of intent related to the sale of Wilson Industries, Inc. ("Wilson") to CE Franklin Ltd. Under the terms of the proposed transaction, CE Franklin would issue common stock to the Company and remit certain amounts after closing in exchange for the common stock of Wilson. Subsequent to the transaction, the Company's ownership interest is expected to increase from the current 55 percent to approximately 89 percent of the outstanding shares of CE Franklin, and accordingly, the Company would continue to consolidate the combined distribution operations of Wilson and CE Franklin. The transaction is subject to a number of factors, including negotiation of a definitive agreement, approval by the minority shareholders of CE Franklin, ratification by the Board of Directors of both companies and certain regulatory approvals. There are no assurances as to whether this transaction ultimately will be consummated.

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

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                               ----------------------------------    -------------------------------
                                                    2004               2003               2004              2003
                                               ---------------    ---------------    --------------     ------------
  BASIC EPS:
   Income before cumulative effect of
    change in accounting principle.............$       51,893     $       35,004     $      124,220     $      86,619
                                               ==============     ==============     ==============     =============
  Weighted average number of common
    shares outstanding.........................       101,290            100,095            101,313            99,702
                                               ==============     ==============     ==============     =============
  Basic EPS before cumulative effect of
    change in accounting principle.............$         0.51     $         0.35     $         1.23     $        0.87
                                               ==============     ==============     ==============     =============
  DILUTED EPS:
  Income before cumulative effect of
    change in accounting principle.............$       51,893     $       35,004     $      124,220     $      86,619
                                               ==============     ==============     ==============     =============
  Weighted average number of common
    shares outstanding.........................       101,290            100,095            101,313            99,702
  Dilutive effect of stock options.............         1,134                998              1,232             1,072
                                               --------------     --------------     --------------     -------------
                                                      102,424            101,093            102,545           100,774
                                               ==============     ==============     ==============     =============
  Diluted EPS before cumulative effect of
    change in accounting principle.............$         0.51     $         0.35     $         1.21     $        0.86
                                               ==============     ==============     ==============     =============

6.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                            September 30,           December 31,
                                                                                2004                   2003
                                                                           -------------          -------------
Raw materials............................................................. $      68,440          $      62,631
Work-in-process...........................................................        79,595                 66,151
Products purchased for resale.............................................       236,991                170,973
Finished goods............................................................       495,581                464,151
                                                                           -------------          -------------
                                                                                 880,607                763,906
Reserves to state certain domestic inventories (cost of $329,033
  and $266,328 in 2004 and 2003, respectively) on a LIFO basis............       (46,044)               (24,279)
                                                                           -------------          -------------
                                                                           $     834,563          $     739,627
                                                                           =============          =============

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                           September 30,            December 31,
                                                                                2004                   2003
                                                                           -------------          -------------
Land...................................................................... $      35,808          $      38,394
Buildings.................................................................       142,644                134,568
Machinery and equipment...................................................       533,387                511,615
Rental tools..............................................................       356,660                323,977
                                                                           -------------          -------------
                                                                               1,068,499              1,008,554
Less-Accumulated depreciation.............................................       519,654                473,683
                                                                           -------------          -------------
                                                                           $     548,845          $     534,871
                                                                           =============          =============

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

                                                    Oilfield               Distribution
                                                     Segment                 Segment               Consolidated
                                                 --------------           -------------           --------------
                                                                          (in thousands)
Balance as of December 31, 2003................. $      652,822           $      37,771           $      690,593
Goodwill acquired...............................         13,993                       -                   13,993
Purchase price and other adjustments............          6,900                       -                    6,900
                                                 --------------           -------------           --------------
Balance as of September 30, 2004................ $      673,715           $      37,771           $      711,486
                                                 ==============           =============           ==============

Other Intangible Assets

The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets, recorded in Other Assets in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

                      --------------------------------------    --------------------------------------
                               September 30, 2004                         December 31, 2003
                      --------------------------------------    --------------------------------------
                                                                                                            Weighted
                        Gross                                     Gross                                      Average
                       Carrying    Accumulated                   Carrying    Accumulated                  Amortization
                        Amount     Amortization      Net          Amount     Amortization      Net           Period
                      ----------- ---------------- ---------    ----------- --------------- ----------    -------------
                                                                                                            (years)
Patents.............    $ 42,284      $ 13,934      $ 28,350      $ 38,520     $ 12,015       $ 26,505        15.8
License
  agreements........      19,086         3,675        15,411        19,086        2,193         16,893        11.8
Non-compete
  agreements and
  trademarks........      20,772         8,049        12,723        19,583        5,649         13,934        12.1
Customer lists
   and contracts....       9,232         1,671         7,561         8,724          877          7,847        16.6
                        --------      --------      --------      --------     --------       --------    --------
                        $ 91,374      $ 27,329      $ 64,045      $ 85,913     $ 20,734       $ 65,179        14.2
                        ========      ========      ========      ========     ========       ========    =========


Amortization expense was $2.2 million and $2.0 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $6.6 million and $5.4 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Additionally, estimated future amortization expense is expected to range between $4.4 million and $8.4 million a year for the next five fiscal years.

9.  STOCK-BASED COMPENSATION

The Company's Board of Directors and its stockholders have authorized an employee stock option plan. As of September 30, 2004, 3.9 million shares were issued and outstanding under the program and an additional 2.3 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Certain option awards granted on December 4, 2001 were subject to stockholder approval which was not obtained until April 24, 2002. Accordingly, these options were granted with a strike price more than five percent below the market value on the date of issuance and do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion in the accompanying consolidated condensed statement of operations of $0.1 million of related expense for each of the three-month periods ended September 30, 2004 and 2003 and $0.3 million of related expense for each of the nine-month periods ended September 30, 2004 and 2003.

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

                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                               -------------------------------      -------------------------------
                                                    2004              2003               2004              2003
                                               -------------      ------------      -------------      ------------
Net income, as reported........................$      51,893      $     35,004      $     124,220      $     85,465
  Add: Stock-based compensation expense
    included  in  reported  income,   net  of
    related tax effect.........................           68                68                205               205
  Less:  Total stock-based compensation
    expense determined under the Black-
    Scholes option-pricing model, net of
    related tax effect.........................       (2,943)           (2,683)            (8,830)           (8,048)
                                               -------------      ------------      -------------      ------------
Net income, pro forma..........................$      49,018      $     32,389      $     115,595      $     77,622
                                               =============      ============      =============      ============
Earnings per share:
  As reported:

    Basic......................................$        0.51      $       0.35      $        1.23      $       0.86
    Diluted....................................         0.51              0.35               1.21              0.85
  Pro forma:
    Basic......................................$        0.48      $       0.32      $        1.14      $       0.78
    Diluted....................................         0.48              0.32               1.13              0.77

In addition to the stock option program described above, the Company maintains a stock grant program. The stock grants are issued at par value and are subject to a four-year cliff-vesting schedule. Compensation expense, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the vesting period and resulted in the inclusion in the accompanying consolidated condensed statements of operations of $0.1 million of related expense for each of the three-month periods ended September 30, 2004 and 2003, and $0.2 million and $0.4 million of related expense for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

11. EMPLOYEE BENEFIT PLANS

The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, totaled $0.2 million for each of the three-month periods ended September 30, 2004 and 2003 and $0.5 million and $0.6 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Company contributions to the pension and postretirement benefit plans during 2004 are expected to total approximately $2.0 million.

12. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                              ------------------------------  -    ------------------------------
                                                  2004              2003               2004              2003
                                              -----------       ------------       -----------       ------------
Net income....................................$    51,893       $     35,004       $   124,220       $     85,465
Changes in unrealized fair value of
  derivatives, net.............................      (367)              (706)           (2,405)               367
Currency translation adjustments...............     4,362              2,007             1,868             13,078
                                              -----------       ------------       -----------       ------------

Comprehensive income..........................$    55,888       $     36,305       $   123,683       $     98,910
                                              ===========       ============       ===========       ============

As of September 30, 2004, accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

                                                                                 September 30,        December 31,
                                                                                      2004                2003
                                                                                -----------------    ----------------
Currency translation adjustments.............................................   $    14,688          $    12,820
Unrealized fair value of derivatives.........................................           (66)               2,339
Pension liability adjustments................................................        (3,534)              (3,534)
                                                                                -----------          -----------
Accumulated other comprehensive income.......................................   $    11,088          $    11,625
                                                                                ===========          ===========

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

                                                    Three Months Ended                    Nine Months Ended
                                                      September 30,                         September 30,
                                             ------------------------------     ---------------------------------
                                                  2004             2003              2004               2003
                                             ------------     -------------     --------------     --------------
Revenues:
   Oilfield Products and Services............$    816,788    $      687,373     $    2,360,103     $    1,950,054
   Distribution..............................     302,396           237,419            841,319            661,232
                                             ------------     -------------     --------------     --------------
                                             $  1,119,184    $      924,792     $    3,201,422     $    2,611,286
                                             ============    ==============     ==============     ==============
Revenues by Area:
   United States.............................$    510,484    $      401,646     $    1,444,217     $    1,161,107
   Canada....................................     112,727            94,211            328,672            251,845
                                             ------------     -------------     --------------     --------------
           North America.....................     623,211           495,857          1,772,889          1,412,952
                                             ------------     -------------     --------------     --------------
   Latin America ............................     111,088            98,554            302,194            251,721
   Europe/Africa ............................     238,680           222,625            708,153            620,881
   Middle East ..............................      92,685            78,004            272,488            226,161
   Far East .................................      53,520            29,752            145,698             99,571
                                             ------------     -------------     --------------     --------------
           Non-North America.................     495,973           428,935          1,428,533          1,198,334
                                             ------------     -------------     --------------     --------------
                                             $  1,119,184    $      924,792     $    3,201,422     $    2,611,286
                                             ============    ==============     ==============     ==============
Operating Income:
   Oilfield Products and Services............$    112,737    $       90,318     $      297,251     $      240,841
   Distribution..............................       7,388               229             16,920             (4,348)
   General corporate.........................      (1,908)           (1,739)            (5,958)            (5,114)
                                             ------------     -------------     --------------     --------------
                                             $    118,217    $       88,808     $      308,213     $      231,379
                                             ============    ==============     ==============     ==============

14. COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $28.9 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company is contingently liable for approximately $40.3 million of standby letters of credit and bid, performance and surety bonds at September 30, 2004. Management does not expect any material amounts to be drawn on these instruments.

Subsequent to September 30, 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $18.4 million associated with this instrument. Management, however, does not expect any amounts to be drawn on this instrument.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $19.0 million as of September 30, 2004.

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

The case was tried in the second quarter of 2004 and, on June 25, 2004, a jury verdict was rendered against the Company awarding damages of $24.0 million and finding the infringement willful as to certain of the claims. On August 13, 2004, the Court enhanced the damage award by $12.0 million, and awarded $5.1 million in attorneys' fees and prejudgment interest. On November 4, 2004, the court denied the Company's post-trial motions and the Company has initiated the appeal process. Although an appeal is underway, the Company is continuing to pursue other options, including possible settlement. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recorded reflect the best estimate of the Company's potential loss exposure.

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

As of September 30, 2004 the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During the first quarter of 2003, the Company initiated legal action against M-I SWACO's former owners to address issues associated with certain provisions of the environmental indemnification provided. This matter is currently expected to go to trial during the second quarter of 2005. In the event that i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $25.0 million, impacting earnings and cash flows in future periods.

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

Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during the third quarter of 2004, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-quarter of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, approximately 59 percent of the Company's third quarter 2004 revenues were generated in markets outside of North America.

MARKET OUTLOOK

The Company's business is highly dependent on the general economic environment in the United States and other major world economies, which impact energy consumption and the resulting demand for our products and services. Current supply and demand fundamentals are some of the tightest experienced in a number of years, which should support modestly higher exploration and production spending. However, crude oil prices have increased over 40 percent during the past year and recently reached an all-time record high price - largely due to market instability in certain geographic regions. A significant increase in commodity prices could adversely affect global economic expansion efforts as well as the level of worldwide drilling activity that drives demand for our products and services.

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

                                          Three Months Ended September 30,               Nine Months Ended September 30,
                                      ------------------------------------------     -----------------------------------------
                                             2004                   2003                   2004                   2003
                                      -------------------    -------------------     ------------------    -------------------
                                        Amount       %         Amount       %          Amount       %         Amount       %
                                      ------------  -----    ------------  -----     ------------  ----    -------------  ----
FINANCIAL DATA: (dollars in thousands)
REVENUES:
  M-I SWACO........................ $     565,366     51   $    479,724      52   $    1,634,708    51   $   1,356,399     52
  Smith Technologies...............       126,805     11        104,505      11          373,330    12         293,250     11
  Smith Services...................       124,617     11        103,144      11          352,065    11         300,405     12
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
    Oilfield Products and Services.       816,788     73        687,373      74        2,360,103    74       1,950,054     75
  Wilson...........................       302,396     27        237,419      26          841,319    26         661,232     25
                                    ------------    -----  ------------    -----  --------------  -----  -------------   -----
       Total....................... $   1,119,184    100   $    924,792     100   $    3,201,422   100   $   2,611,286    100
                                    =============   =====  ============    =====  ==============  =====  =============   =====

GEOGRAPHIC REVENUES:
United States:
  Oilfield Products and Services... $     285,523     26   $    231,436      25   $      826,050    26   $     673,133     26
  Distribution.....................       224,961     20        170,210      18          618,167    19         487,974     18
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
       Total United States.........       510,484     46        401,646      43        1,444,217    45       1,161,107     44
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
Canada:
  Oilfield Products and Services...        53,084      5         43,827       5          152,198     5         117,702      5
  Distribution.....................        59,643      5         50,384       5          176,474     5         134,143      5
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
       Total Canada................       112,727     10         94,211      10          328,672    10         251,845     10
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
Non-North America:
  Oilfield Products and Services...       478,181     43        412,110      45        1,381,855    43       1,159,219     44
  Distribution.....................        17,792      1         16,825       2           46,678     2          39,115      2
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
       Total Non-North America.....       495,973     44        428,935      47        1,428,533    45       1,198,334     46
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
          Total Revenue............ $   1,119,184    100   $    924,792     100   $    3,201,422   100   $   2,611,286    100
                                    =============   =====  ============    =====  ==============  =====  =============   =====

OPERATING INCOME:
  Oilfield Products and Services... $     112,737     14   $     90,318      13   $      297,251    13   $     240,841     12
  Distribution.....................         7,388      2            229       -           16,920     2          (4,348)     *
  General Corporate................        (1,908)     *         (1,739)      *           (5,958)    *          (5,114)     *
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
          Total.................... $     118,217     11   $     88,808      10   $      308,213    10   $     231,379      9
                                    =============   =====  ============    =====  ==============  =====  =============   =====

MARKET DATA:
AVERAGE WORLDWIDE RIG COUNT: (1)
  United States....................         1,475     50          1,280      48            1,390    49           1,185     46
  Canada...........................           311     11            340      13              328    11             328     13
  Non-North America................         1,146     39          1,059      39            1,124    40           1,038     41
                                    -------------   -----  ------------    -----  --------------  -----  -------------   -----
          Total....................         2,932    100          2,679     100            2,842   100           2,551    100
                                    =============   =====  ============    =====  ==============  =====  =============   =====

AVERAGE COMMODITY PRICES:
  Crude Oil ($/Bbl) (2)............ $       43.83          $      30.19           $        39.03         $       31.05
  Natural Gas ($/mcf) (3).......... $        5.32          $       4.74           $         5.55         $        5.41

(1) Source:  M-I SWACO.
(2) Average West Texas Intermediate ("WTI") spot closing prices.
(3) Average weekly composite spot U.S. wellhead prices.
* not meaningful

Oilfield Products and Services Segment

Revenues

M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by spending in markets outside of North America, which contributes almost two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for four percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO's revenues totaled $565.4 million for the third quarter of 2004, an increase of 18 percent above the prior year period. Revenue growth in both North American and non-North American markets exceeded the underlying change in rig count for the corresponding period. Approximately two-thirds of the overall revenue improvement was generated in markets outside of North America, largely influenced by new contract awards and increased customer spending in the former Soviet Union ("FSU"), the Middle East and the Far East markets. North American revenues rose from the prior year level, despite a 19 percent reduction in offshore business volumes that primarily resulted from adverse drilling conditions in the U.S. Gulf. Revenues reported in the United States and Canada benefited from increased spending levels by independent oil companies on land-based projects and, to a lesser extent, incremental sales from operations acquired in the fourth quarter of 2003. While the majority of the overall revenue increase on a product basis reflects higher sales of drilling fluid products and services, revenues related to waste management offerings, which were 33 percent above the prior year level, also contributed to the improvement. For the nine-month period, M-I SWACO reported revenues of approximately $1.6 billion, a 20 percent increase over the amount reported in the first nine months of 2003. The majority of the revenue growth was reported in markets outside North America, specifically the FSU and Middle East regions, reflecting new contract awards and increased investment by major and international exploration and production companies.

Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations correlate more closely to the rig count than any of the Company's other businesses. Moreover, Smith Technologies has the highest North American revenue exposure of the Oilfield segment units. Smith Technologies reported revenues of $126.8 million for the quarter ended September 30, 2004, an increase of 21 percent over the comparable prior year period. The year-over-year comparison was impacted by the inclusion of several large international export orders in the third quarter of 2003. Excluding export orders, revenues were approximately 25 percent above the level reported in the prior year quarter, influenced by the increase in worldwide activity levels. Approximately two-thirds of the year-over-year revenue growth was reported in North America, where sales volumes grew at more than twice the rate of the underlying change in rig count. The revenue increase in the United States and Canada was attributable to a combination of higher land-based drilling activity, increased demand for diamond bit products specifically designed for the North American rental market and, to a lesser extent, higher unit pricing. Revenues generated in markets outside North America exceeded the corresponding change in activity levels as increased demand for drilling bits, primarily in the Far East and Latin America, more than offset a reduction in international export orders. For the nine-month period, Smith Technologies reported revenues of $373.3 million, a 27 percent increase over the comparable period of 2003. Approximately 70 percent of the revenue growth was generated in North America, benefiting from a combination of increased market penetration, higher land-based drilling activity and, to a lesser extent, improved pricing.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended September 30, 2004, Smith Services' revenues totaled $124.6 million, 21 percent above the prior year period. The year-over-year revenue comparison was impacted by a higher level of tubular product orders in the current period and incremental revenues from the CanFish acquisition completed during the quarter. Excluding the impact of the CanFish acquisition and tubular sales, which are not highly correlated to drilling activity, base business revenues grew approximately 12 percent largely associated with the general increase in global E&P spending. Three-quarters of the core business growth was reported in the United States, primarily reflecting increased customer demand for remedial and drilling-related product and service lines. For the first nine months of 2004, Smith Services reported revenues of $352.1 million, a 17 percent increase from the comparable prior year period. The favorable revenue comparison reflects higher sales across all core product lines, driven by the general increase in global exploration and production spending levels. Two-thirds of the revenue growth was reported in the United States, influenced by strong demand for drilling-related and remedial product and service lines due, in part, to new product introductions.

Operating Income

Operating income for the Oilfield Products and Services segment was $112.7 million, or 14 percent of revenues, for the three months ended September 30, 2004. Oilfield operating income increased $22.4 million over the amount reported in the prior year quarter reflecting the effect of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses. Segment operating margins increased one percentage point above the prior year quarter primarily related to reduced operating expenses as a percentage of revenues and, to a lesser extent, gross margin expansion. Oilfield gross margin improvement reflects the effect of higher sales volumes on fixed cost coverage and increased absorption in the Company's manufacturing operations. To a lesser extent, price increases implemented during the fourth quarter of 2003 and early 2004 had a favorable impact on reported margins. Although the Company has announced price increases in 2004, which should lead to margin expansion in future periods, the amount of net pricing realized has been and will continue to be impacted by rising costs, and there is no assurance that the expected benefits of the price increases will ultimately be realized. For the nine-month period, Oilfield operating margins, exclusive of the second quarter litigation-related charge of $31.4 million, improved 1.5 percentage points reflecting gross margin expansion and, to a lesser extent, reduced operating expenses as a percentage of revenues. On an absolute dollar basis, nine-month operating income exclusive of the second quarter charge was $87.8 million above the comparable prior year period attributable to the impact of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with 95 percent of Wilson's 2004 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $302.4 million for the third quarter of 2004, 27 percent above the comparable prior year period. The year-over-year revenue growth was relatively balanced between the energy and industrial operations influenced by increased demand for tubular products, sales of which were approximately 60 percent above the amount reported in the prior year quarter. Distribution revenues were also impacted by the higher level of North American drilling and completion activity on the energy sector operations and the implementation of new contract awards and increased project spending in the refining and petrochemical markets. In the first nine months of 2004, Wilson reported revenues totaling $841.3 million, an increase of 27 percent from the first nine months of 2003. The majority of the revenue variance from the prior year period was generated by the energy operations, reflecting higher North American activity levels, the impact of new contract awards and, to a lesser extent, strong demand for tubular products.

Operating Income

Operating income for the Distribution segment was $7.4 million, or two percent of revenues, for the three months ended September 30, 2004. Segment operating income increased $7.2 million from the near breakeven amount reported in the third quarter of 2003, equating to incremental operating income of approximately 11 percent of revenues. The incrementals, which were influenced by improvement in the energy and industrial sectors, were above those historically reported in the segment, attributable to a combination of increased tubular sales volumes and related pricing and improved coverage of fixed sales and administrative costs. On a year-to-date basis, Distribution operating margins improved 2.7 percentage points reflecting the impact of lower operating expenses as a percentage of revenues. On an absolute dollar basis, segment operating income was $21.3 million above the amount reported in the first nine months of 2003. The operating income variance reflects the impact of higher revenue volumes and improved tubular product pricing on the segment's reported gross profit, partially offset by growth in variable-based operating expenses.

Consolidated Results

For the periods indicated, the following table summarizes the results of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                        Three Months Ended September 30,             Nine Months Ended September 30,
                                  -------------------------------------------  ------------------------------------------
                                          2004                   2003                  2004                  2003
                                  --------------------   --------------------  --------------------  --------------------
                                       Amount      %         Amount      %         Amount      %          Amount      %
                                  -------------  -----   -------------  -----  -------------  -----  -------------  -----
Revenues..........................$   1,119,184   100    $     924,792   100   $   3,201,422   100   $   2,611,286   100
                                  -------------  -----   -------------  -----  -------------  -----  -------------  -----

Gross profit.......................     338,983    30          278,402    30         980,353    31         778,655    30

Operating expenses.................     220,766    19          189,594    20         672,140    21         547,276    21
                                  -------------  -----   -------------  -----  -------------  -----  -------------  -----

Operating income...................     118,217    11           88,808    10         308,213    10         231,379     9

Interest expense...................       9,965     1           10,198     1          28,803     1          31,372     1
Interest income....................        (327)    -             (534)    -            (981)    -          (1,636)    -
                                  -------------  -----   -------------  -----  -------------  -----  -------------  -----
Income before income taxes,
  minority interests and
  cumulative effect of change
  in accounting principle..........     108,579    10           79,144     9         280,391     9         201,643     8

Income tax provision...............      35,129     3           25,524     3          90,955     3          64,678     3

Minority interests.................      21,557     2           18,616     2          65,216     2          50,346     2
                                  -------------  -----   -------------  -----  -------------  -----  -------------  -----
Income before cumulative
  effect of change in accounting
  principle........................      51,893     5           35,004     4         124,220     4          86,619     3

Cumulative effect of change in
  accounting principle, net of
  tax and minority interests.......           -     -                -     -               -     -          (1,154)    -
                                  -------------  -----   -------------  -----  -------------  -----  -------------  -----
Net income........................$      51,893     5    $      35,004     4   $     124,220     4   $      85,465     3
                                  =============  =====   =============  =====  =============  =====  ============== =====

Consolidated revenues were $1.1 billion for the third quarter of 2004, 21 percent above the prior year period, primarily attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 19 percent year-over-year with the increase balanced between North American and non-North American markets. The revenue variance reflects higher global activity levels as well as new contract awards and increased customer spending, primarily in international markets. The Distribution operations, influenced by strong demand for tubular products and new contract awards, reported a 27 percent increase from the prior year quarter and also contributed to the consolidated revenue improvement. For the first nine months of 2004, consolidated revenues were $3.2 billion, 23 percent above the comparable 2003 period. Two-thirds of the consolidated revenue growth reflects higher Oilfield segment revenues, which rose 20 percent over amounts reported in the prior year period. Oilfield business volumes benefited from the 20 percent increase in U.S. land-based drilling activity and, to a lesser extent, the impact of new contract awards and additional customer spending in certain Eastern Hemisphere markets.

Gross profit totaled $339.0 million for the third quarter of 2004, 22 percent above the prior year period. Gross profit increased $60.6 million over the prior year quarter reflecting higher sales volumes associated with improved worldwide activity levels, predominantly in the United States. Gross profit margins for the third quarter of 2004 were 30 percent of revenues, comparable to the level reported in the prior year period. For the nine-month period, gross profit totaled $980.4 million, or 31 percent of revenues, one percentage point above the gross profit margins reported in the comparable prior year period. The gross margin expansion was influenced by a combination of favorable pricing and the effect of increased sales volumes on fixed manufacturing and service infrastructure. On an absolute dollar basis, gross profit was $201.7 million above the nine-month period ended September 30, 2003 primarily reflecting the increased sales volumes in the Oilfield operations.

Operating expenses, consisting of selling, general and administrative expenses, increased $31.2 million on an absolute dollar basis; however, as a percentage of revenues, decreased one percentage point from the prior year quarter. The majority of the absolute dollar increase related to variable costs directly associated with the improved business volumes, as well as increased investment in personnel and infrastructure to support the expanding business base, including engineering support costs. To a lesser extent, increased employee profit-sharing amounts directly attributable to the higher profitability levels and increased costs associated with U.S. casualty and medical insurance programs contributed to the period-to-period variance. Operating expenses increased $124.9 million from the first nine months of 2003 due to variable-related costs attributable to the improved business volumes and, to a lesser extent, a $28.8 million charge recognized during the second quarter primarily for an estimated loss provision, legal fees and costs directly associated with a patent infringement case. Excluding the charge, operating expenses as a percentage of revenues decreased one percentage point from the nine-month period ended September 30, 2003.

Net interest expense, which represents interest expense less interest income, equaled $9.6 million in the third quarter of 2004. Net interest expense was comparable to the prior year quarter but decreased $1.9 million from the first nine months of 2003, with the variance primarily reflecting lower average debt levels.

The effective tax rate for the third quarter and first nine months of 2004 approximated 32 percent, which was comparable to the level reported in the prior year periods, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $2.9 million and $14.9 million above amounts reported in the prior year quarter and the first nine months of 2003, respectively, due primarily to the increased profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.

The cumulative effect of change in accounting principle included for the nine months ended September 30, 2003 represents the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2004, cash and cash equivalents equaled $65.0 million. During the first nine months of 2004, the Company generated $117.5 million of cash flows from operations as compared to the $66.8 million generated in the comparable prior year period. The improvement in cash generated from operations was attributable to increased profitability levels.

During the first nine months of 2004, cash flows used in investing activities totaled $106.2 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $60.5 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of certain operating assets from CanFish Services, resulted in cash outflows of $45.8 million in the first nine months of 2004. Cash used for investing activities during the first nine months of 2004 was less than the $131.7 million required in the prior year period primarily due to the size of acquisitions and related funding levels.

Cash flows provided by financing activities totaled $3.1 million for the first nine months of 2004. Operating cash flow and cash proceeds associated with the exercise of employee stock options were not sufficient in the aggregate to fully fund investing activities and share purchases under a stock buyback program, requiring incremental borrowings of $9.0 million.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. The Company has various revolving credit facilities in the United States. As of September 30, 2004, the Company had $297.0 million of capacity available under these facilities for future operating or investing needs of its worldwide operations. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At September 30, 2004, the Company had available borrowing capacity of $64.6 million under the non-U.S. borrowing facilities.

The Company's external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of September 30, 2004, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

The Company has previously announced the signing of a non-binding letter of intent related to the sale of Wilson Industries, Inc. ("Wilson") to CE Franklin Ltd., a publicly-traded entity in which the Company currently owns 55 percent of the outstanding common stock. The potential transaction is structured as a sale of shares of Wilson in exchange for additional shares of CE Franklin. Accordingly, the transaction would not be expected to have an impact on the Company's liquidity before certain stock sale restrictions lapse, which is currently anticipated in the second half of 2005. In the event the transaction is ultimately consummated, no material book gain or loss is expected to be realized on the sale. The Company, however, has agreed to fund certain transaction-related costs, primarily professional fees, which are expected to be immaterial. And, depending on the final terms of the transaction, the Company may be required to record a tax provision on the sale which could be material in relation to the third quarter 2004 tax provision, negatively impacting the recorded provision and effective tax rate in the period the transaction is consummated.

Commitments and Contingencies

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment of notes issued to former shareholders of an acquired entity as well as to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $28.9 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company is contingently liable for approximately $40.3 million of standby letters of credit and bid, performance and surety bonds at September 30, 2004. Management does not expect any material amounts to be drawn on these instruments.

Subsequent to September 30, 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $18.4 million associated with this instrument. Management, however, does not expect any amounts to be drawn on this instrument.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $19.0 million as of September 30, 2004.

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

The case was tried in the second quarter of 2004 and, on June 25, 2004, a jury verdict was rendered against the Company awarding damages of $24.0 million and finding the infringement willful as to certain of the claims. On August 13, 2004, the Court enhanced the damage award by $12.0 million, and awarded $5.1 million in attorneys' fees and prejudgment interest. On November 4, 2004, the court denied the Company's post-trial motions and the Company has initiated the appeal process. Although an appeal is underway, the Company is continuing to pursue other options, including possible settlement. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recorded reflect the best estimate of the Company's potential loss exposure.

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

As of September 30, 2004 the Company's environmental reserve approximated $10.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During the first quarter of 2003, the Company initiated legal action against M-I SWACO's former owners to address issues associated with certain provisions of the environmental indemnification provided. This matter is currently expected to go to trial during the second quarter of 2005. In the event that i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $25.0 million, impacting earnings and cash flows in future periods.

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

A summary of the Company's repurchase activity for the three months ended September 30, 2004 is as follows:


                                                               Total Number of
                           Total Number        Average        Shares Purchased as       Number of Shares that
                            of Shares        Price Paid         Part of Publicly        May Yet Be Purchased
       Period               Purchased         per Share        Announced Program          Under the Program
- ----------------------    ------------      ------------    ----------------------     ---------------------
July 1 - 31                          -      $          -                         -                 3,349,800
August 1 - 31                        -      $          -                         -                 3,349,800
September 1 - 30                     -      $          -                         -                 3,349,800
                          ------------      ------------    ----------------------     ---------------------
3rd Quarter 2004                     -      $          -                         -                 3,349,800

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

(b) Exhibit furnished with this report:

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

     The Registrant furnished four reports on Form 8-K during the quarterly period ended September 30, 2004.

1. Form 8-K dated July 9, 2004 relating to a press release announcing the Company's earnings release and conference call information for the quarter ended June 30, 2004 and comments on second quarter litigation charges. The document was reported under "Item 7. Financial Statements and Exhibits" and "Item 12. Disclosure of Results of Operations and Financial Condition."

2. Form 8-K dated July 22, 2004 relating to a press release announcing the Company's results for the quarter ended June 30, 2004. The document was reported under "Item 7. Financial Statements and Exhibits" and "Item 12. Disclosure of Results of Operations and Financial Condition."

3. Form 8-K dated August 18, 2004 relating to a press release updating the status of certain legal proceedings. The document was reported under "Item
     5. Other Events."

4. Form 8-K dated September 8, 2004 relating to a press release updating the status of the transaction regarding the potential purchase of the Wilson distribution operations by C.E. Franklin, Ltd. The document was reported under "Item 8.01. Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SMITH INTERNATIONAL, INC.
                                      Registrant



Date:   November 9, 2004              By: /s/ DOUG ROCK
                                          -------------------------------------
                                          Doug Rock
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          President and Chief Operating Officer


Date:   November 9, 2004              By: /s/ MARGARET K. DORMAN
                                          -------------------------------------
                                          Margaret K. Dorman
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number           Description
- --------------           -----------


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