Form 10-K
period 2004-12-31
SMITH INTERNATIONAL INC
filed 2005-03-15
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

COMMON STOCK, $1.00 PAR VALUE               NEW YORK STOCK EXCHANGE, INC.
    (TITLE OF EACH CLASS)                       PACIFIC EXCHANGE, INC.
                                     (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

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

     The aggregate market value of the voting stock held by non-affiliates on June 30, 2004 was $5,751,836,149 (103,153,446 shares at the closing price on the New York Stock Exchange of $55.76). On June 30, 2004, 104,780,238 shares of common stock were outstanding. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

     There were 106,122,507 shares of common stock outstanding on March 8, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business..........................................................    2
Item 2.  Properties........................................................   10
Item 3.  Legal Proceedings.................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders...............   11

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities..............   11
Item 6.  Selected Financial Data...........................................   12
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   13
Item 7A. Qualitative and Quantitative Market Risk Disclosures..............   25
Item 8.  Financial Statements and Supplementary Data.......................   26
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................   55
Item 9A. Controls and Procedures...........................................   55
Item 9B. Other Information.................................................   55

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................   55
Item 11. Executive Compensation............................................   55
Item 12. Security Ownership of Certain Beneficial Owners and Management....   55
Item 13. Certain Relationships and Related Transactions....................   55
Item 14. Principal Accountant Fees and Services............................   55

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K....   56

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

          The Company was incorporated in the state of California in January 1937 and reincorporated under Delaware law in May 1983. The Company's executive offices are headquartered at 411 North Sam Houston Parkway, Suite 600, Houston, Texas 77060 and its telephone number is (281) 443-3370. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on the Company's Internet website at www.smith.com as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Benefits Committee and Nominating and Corporate Governance Committee are also available on the Investor Relations section of the Company's Internet website. Printed copies of these documents are available to stockholders upon request.

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

          Financial information regarding reportable segments and international operations appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Information related to business combinations appears in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

          Fluid Competition. The major competitors in the worldwide drilling fluids market, which approximated $4.0 billion in 2004, are Halliburton Energy Services (a division of Halliburton Company ("Halliburton")) and Baker Hughes Drilling Fluids (a division of Baker Hughes, Inc. ("Baker Hughes")). While M-I SWACO and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally based competitors. The major competitors in the worldwide completion fluids market, which approximated $0.7 billion in 2004, are Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., BJ Services Company and Ambar, Inc.

          Generally competition for sales of drilling and completions fluids is based on a number of factors, including wellsite engineering services, product quality and availability, technical support, service response and price.

          M-I SWACO Drilling Waste Management. M-I SWACO provides services, equipment and engineering for solids control, pressure control and waste management to the worldwide drilling market.

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

           Operators employ M-I SWACO-manufactured pressure-control equipment to drill in sour-gas and high-pressure zones. Well killing and high-pressure control drilling chokes, together with related operating consoles, are used in the drilling process during well kicks and well clean-up and testing operations. Degassers and mud gas separators are designed to remove and vent entrained gases, including toxic gases such as hydrogen sulfide and corrosive oxygen, from the drilling mud. This equipment reduces the risk of dangerous and costly blowouts caused by recirculating mud that contains natural gas. Key products in M-I SWACO's pressure control product line include the MUD D-GASSER(R) and SUPER CHOKE(TM), both of which hold strong market positions as do the SUPER MUD GAS SEPARATOR(TM) and the SUPER AUTOCHOKE(TM).

          With drilling operations expanding into more environmentally sensitive areas, there has been increased focus on the effective collection, treatment and disposal of waste produced during the drilling of a well. M-I SWACO provides operators with solutions designed to minimize and treat drilling waste. The Company provides a suite of waste handling, minimization and management products and services, including the CLEANCUT(R) pneumatic conveyance system for collection and transportation of drill cuttings related to offshore drilling programs. M-I SWACO also provides rig vacuum systems for cuttings recovery, high-gravity force drying equipment for liquid/solid separation and cuttings slurification and re-injection processes for reducing haul-off waste. In addition, through the THERMAL PHASE SEPARATION(TM) process, M-I SWACO provides operators a proven technology for maximizing the recovery of drilling fluids, while minimizing wastes. M-I SWACO's waste treatment services encompass a wide range of activities, including site assessment, drill cuttings injection, water treatment, pit closure and remediation, bioremediation, dewatering and thermal processing. The Company has established ENVIROCENTERS(R) in Norway, Germany and the United States designed specifically for recovering, treating and recycling solid and liquid drilling wastes.

          M-I SWACO Drilling Waste Management Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of Varco International, Inc.) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.

          Oilfield Production Chemicals. M-I SWACO provides a line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division, acquired in January 2003. Oilfield production chemicals are used to enhance the flow of hydrocarbons from the wellbore by eliminating paraffin, scale and other byproducts encountered during the production process. Oilfield production chemicals are also used to protect piping and other equipment associated with the production, transportation and processing of oil and gas.

          Production Chemical Competition. The major competitors in the worldwide oilfield production chemical market include Baker Petrolite (a division of Baker Hughes), Ondeo-Nalco Energy Services (a division of Nalco Company) and Champion Technologies, Inc. Generally, competition is based on product quality, product performance, technical support and price.

Smith Technologies

          Products and Services. Smith Technologies is a worldwide leader in the design, manufacture and marketing of drill bits primarily used in drilling oil and natural gas wells. In addition, Smith Technologies is a leading provider of downhole turbine drilling products (referred to as "turbodrills") and services that enhance the operating performance of petroleum drill bits in certain applications. Smith Technologies' product offerings are designed principally for the premium market segments where faster drilling rates and greater footage drilled provide significant economic benefits in reducing the total cost of a well.

          Smith Technologies designs, manufactures and markets three-cone drill bits for the petroleum industry, ranging in size from 3 1/2 to 32 inches in diameter. Three-cone bits work by crushing and shearing the rock formation as the bit is turned. These three-cone bits comprise two major components - the body and the cones, which contain different types of pointed structures referred to as "cutting structures" or "teeth." The cutting structures are either an integral part of the steel cone with a hardmetal-applied surface (referred to as "milled tooth") or made of an inserted material (referred to as "insert"), which is usually tungsten carbide. The Company also produces three-cone drill bits in which the tungsten carbide insert is coated with polycrystalline diamond. In certain formations, bits produced with diamond-enhanced inserts last longer and increase penetration rates, which substantially decreases overall drilling costs. Smith Technologies is a leading provider of drill bits utilizing diamond-enhanced insert technology.

          In addition, Smith Technologies designs, manufactures and markets diamond drill bits. Diamond bits consist of a single body made of either a matrix powder alloy or steel. The cutting structures of diamond bits consist of either polycrystalline diamond cutters, which are brazed on the bit, or natural or synthetic diamonds, which are impregnated in the bit. These bits, which range in size from 2 3/4 to 26 inches in diameter, work by shearing the rock formation with a milling action as the bit is turned. Smith Technologies has experienced increased demand for rental of diamond bits as improved designs and manufacturing processes have allowed a diamond bit to be used to drill multiple wells in certain markets.

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

          The Company manufactures polycrystalline diamond and cubic boron nitride materials that are used in the Company's three-cone and diamond drill bits and other specialized cutting tools. The Company believes that it is one of the world's largest manufacturers of polycrystalline diamond. Smith Technologies also develops and uses patented processes for applying diamonds to a curved surface which optimize the performance of inserts used in drill bits. As a result, the Company believes that Smith Technologies enjoys a competitive advantage in both material cost and technical ability over other drill bit companies. In addition, the Company's in-house diamond research, engineering and manufacturing capabilities enhance the Company's ability to develop the application of diamond technology across other Smith product lines and into non-energy markets.

          Competition. Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and ReedHycalog (a division of Grant Prideco, Inc.) are the three major competitors of Smith Technologies in the drill bit business. While Smith Technologies and these companies supply the majority of the worldwide drill bit market, which approximated $1.7 billion in 2004, they compete with more than 20 companies. Generally, competition for sales of drill bits is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality, reliability and technological advances, such as diamond-enhanced inserts, provide its products with a competitive advantage.

Smith Services

          Products and Services. Smith Services is a leading global provider of technologically advanced drilling, fishing, remedial, multilateral and completion products, services and solutions to the oil and gas drilling industry.

          Smith Services' Drilling Products and Services business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools such as the HYDRA-JAR(R) Tool and the ACCELERATOR(R) Tool, which are used to free stuck drill strings during the drilling process. Additionally, drilling performance tools such as the HYDRA-THRUST(R) Tool, used in the drilling process to maintain constant weight on the drill bit, and Drilling on Gauge Subs and Borrox AP Reamers used for maintaining hole gauge and quality of the wellbore, are examples of Smith Services continuous commitment to developing new technology. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and HEVI-WATE(TM) DrillPipe, and provides related inspection services, including drillstring repair and rebuild services. These components and their placement in the drillstring are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drillstring components. Rotating control devices for flow control in underbalanced / managed pressure drilling applications and automatic connection torque monitoring and control systems are designed and manufactured by Smith Services. Smith Services also manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The Company's patented RHINO(R) Reamer, REAMASTER(R) and simultaneous drilling and hole enlargement system are three examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the simultaneous drilling and hole enlargement system above the drill bit, the operator may drill the main bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.

          Smith Services' Fishing and Remedial Services business provides a comprehensive package of fishing, remedial and thru-tubing services. Fishing operations clear and remove obstructions from a wellbore that may arise during drilling, completion or workover activities or during a well's production phase. This operation requires a wide variety of specialty tools, including fishing jars, milling tools and casing cutters, all of which are manufactured by Smith Services. These tools are operated by Company service personnel or sold or rented to third-party fishing companies.

          Smith Services provides Wellbore Departure(TM) Systems and Multilateral Junctions through the manufacture of proprietary casing exit tools which are installed by trained technicians. These systems, which include the patented TRACKMASTER(R) Plus Whipstock System and the MX(R) Multilateral Junction, allow the operator to divert around obstructions in the main wellbore or reach multiple production zones from the main wellbore (known as multilateral completions). In addition, Smith Services' GEOTRACK(TM) WHIPSTOCK SYSTEM mills the casing exit and continues to drill several hundred feet of formation in a single trip, saving the customer time and reducing their overall drilling costs. The Company also provides mechanical, hydraulic and explosive pipe-cutting services to remove casing during well or platform abandonment.

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

          Competition. Smith Services' major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford International, Inc. ("Weatherford"), Baker Oil Tools (a division of Baker Hughes) and numerous small local companies. The main competitors in the liner hanger and packer markets are Baker Oil Tools, Weatherford and TIW Corporation. The main competitors in the drilling and fishing jar market and the fishing product and service market are Weatherford and National-Oilwell, Inc. ("National-Oilwell"). Competition in the drilling and completions sales, rental and services market is primarily based on performance, quality, reliability, service, price and response time and, in some cases, breadth of products.

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

          Approximately two-thirds of Wilson's 2004 revenues were generated in the energy sector, which includes exploration and production companies and companies with operations in the petroleum industry's pipeline sector. The remainder related to sales in the downstream and industrial market, including refineries, petrochemical and power generation plants and other energy-focused operations.

          Competition. Wilson's competitors in its energy segment operations include National-Oilwell, Redman Pipe and Supply Company and a significant number of smaller, locally based operations. Wilson's competitors in the downstream and industrial market include Hagemeyer NV, Ferguson Enterprises, Inc., McJunkin Corporation and W.W. Grainger, Inc. The distribution market that Wilson participates in is highly competitive. Generally, competition involves numerous factors, including price, experience, customer service and equipment availability.

NON-U.S. OPERATIONS

          Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith's management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Europe/Africa, the Middle East, Latin America and the Far East. Approximately 55 percent, 56 percent and 53 percent of the Company's revenues in 2004, 2003 and 2002, respectively, were derived from equipment or services sold or provided outside the United States. The Company's Distribution operations constitute a significant portion of the consolidated revenue base and are concentrated in North America which serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 65 percent, 65 percent and 64 percent of the Company's revenues were generated in non-U.S. markets in 2004, 2003 and 2002, respectively.

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

          The Company purchases a variety of raw materials for its Smith Technologies and Smith Services units, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components, and believes that numerous alternative supply sources are available for all such materials. The Company does not expect any interruption in supply, but there can be no assurance that there will be no price or supply issues over the long-term. The Company produces polycrystalline diamond materials in Provo, Utah and Scurelle, Italy for utilization in various Company products as well as direct customer sales. The Company believes that it enjoys a competitive advantage in the manufacture of diamond drill bits because it is the only diamond drill bit producer with substantial polycrystalline diamond manufacturing capabilities.

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

          The Company also maintains a drill bit database which records the performance of drill bits over the last 19 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements related to product development. The Company believes this proprietary database gives it a competitive advantage in the drill bit business.

          The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $67.2 million in 2004,

$55.6 million in 2003 and $50.6 million in 2002. In 2004, research and engineering expenditures approximated 2.1 percent of the Company's Oilfield Products and Services segment revenues.

          Although the Company has over 2,000 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent.

EMPLOYEES

          At December 31, 2004, the Company had 13,235 full time employees throughout the world. Most of the Company's employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I SWACO and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

OFFICERS OF THE REGISTRANT

     (a) The names and ages of all officers of the Company, all positions and offices with the Company presently held by each person named and their business experience are stated below. Positions, unless otherwise specified, are with the Company.

       NAME, AGE AND POSITIONS          PRINCIPAL CURRENT OCCUPATION AND OTHER SIGNIFICANT POSITIONS HELD
-------------------------------------   -----------------------------------------------------------------
Doug Rock (58).......................   Chairman of the Board since February 1991, elected Chief
   Chairman of the Board, Chief         Executive Officer in March 1989 and served as President and Chief
   Executive Officer, President         Operating Officer since December 1987. Held various positions
   and Chief Operating Officer          since joining the Company in June 1974, served as President of the Company's Drilco Division beginning April 1982 and was named
                                        President of the Company's Smith Tool Division in July 1985.

Loren K. Carroll (61)................   President and Chief Executive Officer of M-I SWACO since March
   Executive Vice President of          1994, Executive Vice President since October 1992 and member of
   the Company, President and           the Board of Directors since November 1987. Joined Company in
   Chief Executive Officer of           December 1984 as Vice President and Chief Financial Officer and
   M-I SWACO                            served in that capacity until March 1989. Rejoined the Company in
                                        October 1992 as Executive Vice President and Chief Financial
                                        Officer.

Margaret K. Dorman (41)..............   Senior Vice President, Chief Financial Officer and Treasurer
   Senior Vice President, Chief         since June 1999. Joined Company as Director of Financial Reporting
   Financial Officer and Treasurer      in December 1995 and named Vice President, Controller and
                                        Assistant Treasurer in February 1998.

Neal S. Sutton (59)..................   Senior Vice President--Administration, General Counsel and
   Senior Vice President--              Secretary since December 1994. Joined Company as Vice President,
   Administration, General              Secretary and General Counsel in January 1991 and named Vice
   Counsel and Secretary                President-Administration in March 1992.

Roger A. Brown (60)..................   President, Smith Technologies since July 1998. Joined Company as
   President, Smith Technologies        President, Smith Diamond Technology in April 1995.

John J. Kennedy (52).................   President and Chief Executive Officer, Wilson since June 1999.
   President and Chief Executive        Joined Company as Treasury Manager in November 1986, named
   Officer, Wilson                      Treasury Director responsible for International Operations in
                                        November 1987 and served as Treasurer beginning May 1991. Elected
                                        Vice President, Chief Accounting Officer and Treasurer in March
                                        1994 and named Senior Vice President, Chief Financial Officer and
                                        Treasurer in April 1997.

Richard A. Werner (63)...............   President, Smith Services since May 1994. Joined Company as Vice
   President, Smith Services            President and General Manager-Downhole Tools and Services in May
                                        1991 and named Vice President and General Manager-Drilco/Servco in
                                        March 1993. Served as Vice President and General Manager-Smith
                                        Services beginning December 1993.

Malcolm W. Anderson (57).............   Vice President, Human Resources since May 2004. Vice President
   Vice President,                      Human Resources of Hewlett Packard from January 2001 to April
   Human Resources                      2004. Vice President Human Resources of Weatherford International
                                        Ltd. from April 1996 to December 2000.

David R. Cobb (39)...................   Vice President and Controller since July 2002. Joined Company as
   Vice President and Controller        Assistant Controller in October 2001. Assistant Treasurer, Kent
                                        Electronics Corporation from April 1997 to September 2001.

Geri D. Wilde (54)...................   Vice President, Taxes since February 1998. Joined Company as
   Vice President, Taxes and            Manager of Taxes and Payroll of M-I SWACO in December 1986 and
   Assistant Treasurer                  named Director of Taxes and Assistant Treasurer in April 1997.

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

ITEM 2. PROPERTIES

          The principal facilities and properties utilized by the Company at December 31, 2004 are shown in the table below. Generally, the facilities and properties are owned by the Company.

                                                                                                                   Approx.
                                                        Principal Products Processed                     Land    Bldg. Space
               Location                                        or Manufactured                         (Acres)     (sq.ft.)
-------------------------------------   ------------------------------------------------------------   -------   -----------
Oilfield Products and Services Segment:
Houston, Texas.......................   Tubulars, surface and downhole tools, remedial products,
                                        liner hangers, diamond drill bits, drilling and fishing jars
                                        and fishing tool equipment                                         73      708,000
Houston, Texas.......................   M-I SWACO corporate headquarters and research center               18      223,000
Ponca City, Oklahoma.................   Three-cone drill bits                                              15      207,000
Florence, Kentucky...................   Separator units, mill units, parts, screens and motors             15      145,000
Aberdeen, Scotland...................   Downhole tools and remedial products                               10      132,000
Greybull, Wyoming....................   Bentonite mine and processing                                   8,394      110,000
Tulsa, Oklahoma......................   Oilfield and industrial screening products                          7       95,000
Saline di Volterra, Italy............   Three-cone drill bits                                              11       92,000
Edinburgh, Scotland..................   Wire cloth and oilfield screening products                          3       91,400
Aberdeen, Scotland...................   Downhole tools                                                     10       91,000
Karmoy, Norway.......................   Barite and bentonite processing                                     5       51,000
Greystone, Nevada....................   Barite mine and processing                                        268       50,000
Battle Mountain, Nevada..............   Barite processing                                                  23       43,000
Provo, Utah..........................   Synthetic diamond materials                                         4       43,000
Nisku, Canada........................   Tubulars and drill collars                                         10       42,000
Zelmou, Morocco......................   Barite mine                                                     3,954       41,000
Zavalla, Texas.......................   Drilling fluid chemical products                                   33       36,000
Nivellas, Belgium....................   Separator units, mill units, parts, screens and motors              5       32,000
Scurelle, Italy......................   Diamond drill bits and synthetic diamond materials                  4       31,000
Amelia, Louisiana....................   Barite processing                                                  26       25,000
Spruce Grove, Canada.................   Drilling fluid processing                                           3       24,000
Berra, Italy.........................   Solids control equipment                                            2       24,000
Salzweld, Germany....................   Drilling fluid processing                                           2       23,000
Galveston, Texas.....................   Barite processing                                                   6       21,000
Macon, Georgia.......................   Separator units and screens                                         1       18,000
Aberdeen, Scotland...................   Barite and bentonite processing                                     2       12,000
Foss/Aberfeldy, Scotland.............   Barite mine and processing                                        102       10,000
Grand Prairie, Canada................   Fishing and remedial services                                       2        9,000
Mountain Springs, Nevada.............   Barite mine                                                       900           --

Distribution Segment::
Houston, Texas.......................   Pipe, valves and fittings                                          11      198,000

          The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained. The Company also believes its facilities are suitable for their present and intended purposes and are adequate for the Company's current and anticipated level of operations.

          The Company's headquarters is located in a leased office building in Houston, Texas. The Company leases various other administrative and sales offices, as well as warehouses and service centers in the United States and other countries in which it conducts business. The Company believes that it will be able to renew and extend its property leases on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

          Information relating to various commitments and contingencies, including legal proceedings, is described in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this report on Form 10-K and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The common stock of the Company is traded on the New York Stock Exchange and the Pacific Stock Exchange. The following are the high and low sale prices for the Company's common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated.

               2003 COMMON STOCK                   2004 COMMON STOCK
       ---------------------------------   ---------------------------------
         Q1       Q2       Q3       Q4       Q1       Q2       Q3       Q4
       ------   ------   ------   ------   ------   ------   ------   ------
High   $36.48   $41.55   $39.30   $42.52   $54.71   $57.75   $61.42   $62.50
Low    $29.85   $34.47   $33.96   $35.86   $40.27   $48.05   $52.18   $53.98

          On March 8, 2005, the Company had 2,037 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $64.34.

Stock Repurchases

          During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to 5.0 million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During the fourth quarter of 2004, the Company repurchased an additional 0.7 million shares of common stock under the program at an aggregate cost of $38.0 million bringing the total number of shares acquired under the program to 2.9 million as of December 31, 2004. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.

          The following table summarizes the Company's repurchase activity for the three months ended December 31, 2004:

                                                 Total Number of
                   Total Number     Average    Shares Purchased as   Number of Shares that
                    of Shares     Price Paid     Part of Publicly     May Yet Be Purchased
     Period         Purchased      per Share    Announced Program       Under the Program
----------------   ------------   ----------   -------------------   ---------------------
October 1 - 31             --       $   --                --               2,813,600
November 1 - 30            --       $   --                --               2,813,600
December 1 - 31       693,600       $54.75           693,600               2,120,000
                      -------       ------           -------               ---------
4th Quarter 2004      693,600       $54.75           693,600               2,120,000

Dividend Program

          The Company has not paid dividends on its common stock since the first quarter of 1986. However, on February 2, 2005, the Company's Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.12 per share, with the first dividend payment to be made April 15, 2005 to stockholders of record on March 15, 2005. The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, its future business prospects and other factors that the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                               2004(a)       2003         2002         2001         2000
                                             ----------   ----------   ----------   ----------   ----------
                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues .................................   $4,419,015   $3,594,828   $3,170,080   $3,551,209   $2,761,014

Gross profit .............................    1,351,939    1,075,931      918,302    1,045,804      745,169

Operating income .........................      438,764      328,747      256,148      371,510      199,026

Income before cumulative effect
   of change in accounting principle .....      182,451      124,634       93,189      152,145       72,800

Earnings per share before cumulative
   effect of change in accounting
   principle - diluted basis (b) .........         1.78         1.24         0.93         1.51         0.72

BALANCE SHEET DATA:
Total assets .............................   $3,506,778   $3,097,047   $2,749,545   $2,735,828   $2,295,287

Long-term debt ...........................      387,798      488,548      441,967      538,842      374,716

Total stockholders' equity ...............    1,400,811    1,235,776    1,063,535      949,159      817,481

          The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K should be read in order to understand factors such as changes in the method of accounting for goodwill, business combinations completed during 2004, 2003 and 2002, and unusual items which may affect the comparability of the information shown above.

(a) In 2004, the Company recognized a $31.4 million, or $0.20 per share after tax, charge related to a patent infringement lawsuit.

(b) All fiscal years prior to 2002 have been restated for the impact of a two-for-one stock split, which was effective July 8, 2002.

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

COMPANY PRODUCTS AND OPERATIONS

          The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, turbine products, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive North American branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.

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

          Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during 2004, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-quarter of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 59 percent of the Company's 2004 revenues were generated in markets outside of North America.

BUSINESS OUTLOOK

          Average worldwide activity levels grew 12 percent in 2004, as higher commodity prices influenced natural gas drilling - particularly in the U.S. land-based market. The global rig count is expected to increase modestly in 2005, as exploration and production companies focus on higher-reserve projects in the U.S. Gulf of Mexico, Europe/Africa and the Middle East markets. In addition to the anticipated increase in drilling activity and the more favorable product mix which could result from a recovery in the U.S. deepwater market, recently announced price increases in our Oilfield segment businesses could also influence near-term financial results. Although a number of factors impact drilling activity levels, our business is highly dependent on the general economic environment in the United States and other major world economies - which ultimately impact energy consumption and the resulting demand for our products and services. A significant deterioration in the global economic environment could adversely impact worldwide drilling activity and the future financial results of the Company.

FORWARD-LOOKING STATEMENTS

          This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "anticipate," "believe," "could," "estimate," "expect," "project" and similar terms. The statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, industry conditions, changes in laws or regulations and other risk factors outlined elsewhere in this Form 10-K, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary.

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

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                                2004               2003               2002
                                          ----------------   ----------------   ----------------
                                            AMOUNT      %      AMOUNT      %      AMOUNT      %
                                          ----------   ---   ----------   ---   ----------   ---
FINANCIAL DATA: (dollars in thousands)
REVENUES:
   M-I SWACO ..........................   $2,231,884    50   $1,865,851    52   $1,558,672    49
   Smith Technologies .................      511,410    12      403,261    11      324,735    10
   Smith Services .....................      493,045    11      409,162    11      399,502    13
                                          ----------   ---   ----------   ---   ----------   ---
      Oilfield Products and Services ..    3,236,339    73    2,678,274    74    2,282,909    72
   Wilson .............................    1,182,676    27      916,554    26      887,171    28
                                          ----------   ---   ----------   ---   ----------   ---
         Total ........................   $4,419,015   100   $3,594,828   100   $3,170,080   100
                                          ==========   ===   ==========   ===   ==========   ===

GEOGRAPHIC REVENUES:
   United States:
      Oilfield Products and Services ..   $1,128,294    26   $  925,148    26   $  813,946    26
      Distribution ....................      854,173    19      667,095    18      678,764    21
                                          ----------   ---   ----------   ---   ----------   ---
         Total United States ..........    1,982,467    45    1,592,243    44    1,492,710    47
                                          ----------   ---   ----------   ---   ----------   ---
   Canada:
      Oilfield Products and Services ..      225,629     5      171,653     5      117,014     4
      Distribution ....................      261,923     6      191,221     5      169,626     5
                                          ----------   ---   ----------   ---   ----------   ---
         Total Canada .................      487,552    11      362,874    10      286,640     9
                                          ----------   ---   ----------   ---   ----------   ---
   Non-North America:
      Oilfield Products and Services ..    1,882,416    43    1,581,483    44    1,351,949    43
      Distribution ....................       66,580     1       58,228     2       38,781     1
                                          ----------   ---   ----------   ---   ----------   ---
         Total Non-North America ......    1,948,996    44    1,639,711    46    1,390,730    44
                                          ----------   ---   ----------   ---   ----------   ---
            Total Revenue .............   $4,419,015   100   $3,594,828   100   $3,170,080   100
                                          ==========   ===   ==========   ===   ==========   ===

OPERATING INCOME:
   Oilfield Products and Services .....   $  423,648    13   $  343,486    13   $  266,692    12
   Distribution .......................       26,513     2       (7,897)   --       (4,026)   --
   General Corporate ..................      (11,397)    *       (6,842)    *       (6,518)    *
                                          ----------   ---   ----------   ---   ----------   ---
         Total ........................   $  438,764    10   $  328,747     9   $  256,148     8
                                          ==========   ===   ==========   ===   ==========   ===

MARKET DATA:
AVERAGE WORLDWIDE RIG COUNT: (1)
   United States ......................        1,417    49        1,216    47          946    43
   Canada .............................          348    12          339    13          255    12
   Non-North America ..................        1,145    39        1,050    40          990    45
                                          ----------   ---   ----------   ---   ----------   ---
         Total ........................        2,910   100        2,605   100        2,191   100
                                          ==========   ===   ==========   ===   ==========   ===
   Onshore ............................        2,443    84        2,143    82        1,734    79
   Offshore ...........................          467    16          462    18          457    21
                                          ----------   ---   ----------   ---   ----------   ---
         Total ........................        2,910   100        2,605   100        2,191   100
                                          ==========   ===   ==========   ===   ==========   ===

AVERAGE COMMODITY PRICES:
   Crude Oil ($/Bbl)(2)................   $    41.34         $    31.06         $    26.08
   Natural Gas ($/mcf)(3)..............         5.68               5.29               3.10

(1)  Source: M-I SWACO.

(2)  Average West Texas Intermediate ("WTI") spot closing prices.

(3)  Average weekly composite spot U.S. wellhead prices.

*    not meaningful

Oilfield Products and Services Segment

Revenues

          M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for approximately four percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. For the year ended December 31, 2004, M-I SWACO reported revenues of $2.2 billion. The majority of the revenue increase was generated in markets outside of North America, where revenues grew 21 percent largely due to the underlying activity level increase of nine percent. Although increased investment by exploration and production companies in Latin America and the Middle East contributed to the improvement, new contract awards and increased customer demand for waste management product offerings in several major Europe/Africa markets also had a favorable impact. Approximately one-third of the year-over-year revenue growth was reported in North America, as increased customer spending related to land-based projects more than offset the impact of reduced drilling activity in the higher-margin U.S. offshore market. M-I SWACO's revenues totaled $1.9 billion for the year ended December 31, 2003, an increase of 20 percent above the prior year period. Excluding the effect of acquired operations, revenues rose 14 percent above 2002 levels impacted by increased sales volumes in markets outside of North America. On a geographic basis, increased E&P spending and new contract awards in Latin America, the Former Soviet Union and West Africa influenced the higher reported revenues. The year-over-year base revenue growth was also impacted by the significant increase in the number of North American land-based drilling programs and, to a lesser extent, a favorable customer mix in the U.S. offshore market.

          Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company's other businesses. Moreover, Smith Technologies generally has the highest North American revenue exposure of the Oilfield segment units. For the year ended December 31, 2004, Smith Technologies reported revenues of $511.4 million, a 27 percent increase over the prior year level. Approximately three-quarters of the revenue growth was reported in North America, as increased activity levels impacted demand for diamond bit rentals. Additionally, increased market penetration resulting from new product designs and, to a lesser extent, improved product pricing also contributed to the revenue variance. Smith Technologies reported revenues of $403.3 million for the year ended December 31, 2003, an increase of 24 percent over the prior year. Excluding incremental revenues from businesses acquired in the latter half of 2002, base revenues were approximately 19 percent above the prior year and approximated the increase in the worldwide rig count. The year-to-year base revenue growth was generated in North America, reflecting the higher level of land-based drilling activity during 2003 and, to a lesser extent, the impact of new product introductions.

          Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the year ended December 31, 2004, Smith Services reported revenues of $493.0 million, a 21 percent increase over the amount reported in the prior year. Approximately three-quarters of the revenue improvement was generated in the North American market, influenced by higher activity levels, increased demand for tubular products and to a lesser extent, incremental revenues from acquired operations. For the year ended December 31, 2003, Smith Services reported revenues of $409.2 million, a two percent increase from the prior year. The year-to-year revenue comparison was impacted by a 50 percent reduction in U.S. drill pipe product sales, which are not highly correlated to drilling activity. Excluding the impact of drill pipe sales, revenues increased seven percent above the prior year, primarily attributable to higher E&P spending in North America and certain Middle East markets. On a product basis, the majority of the core revenue growth was driven by higher demand for remedial product and service lines, including new product introductions.

Operating Income

          Operating income for the Oilfield Products and Services segment was $423.6 million, or 13.1 percent of revenues, for the year ended December 31, 2004. Excluding the impact of a $31.4 million litigation-related charge recorded during 2004, segment operating margins improved 1.3 percentage points due to gross margin expansion and, to a lesser extent, reduced operating expenses as a percentage of revenues. The gross margin improvement largely reflects increased fixed cost absorption in the Company's manufacturing operations and, to a lesser extent, the impact of price increases introduced in the drilling fluid and drill bit operations. Fiscal 2004 operating income, net of the litigation charge, increased $111.6 million over the prior year attributable to the impact of higher revenue volumes on gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base. For the year ended December 31, 2003, Oilfield operating income was $343.5 million, or 12.8 percent of revenues. Segment operating margins increased one percentage point above the prior year level reflecting a combination of gross margin expansion and, to a lesser extent, reduced operating expenses as a percentage of revenues. The gross margins were influenced by a favorable shift in the revenue mix towards higher-margin products and, to a lesser extent, improved expense coverage resulting from the impact of increased sales volumes on the segment's manufacturing and service infrastructure.

Distribution Segment

Revenues

          Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with approximately 95 percent of Wilson's 2004 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. For the year ended December 31, 2004, Wilson reported revenues totaling $1.2 billion, an increase of 29 percent from the prior year period. Two-thirds of the revenue improvement was reported in Wilson's upstream energy segment, attributable to higher North American activity levels, increased demand for tubular products and new contract awards. Wilson reported revenues of $916.6 million for the year ended December 31, 2003, three percent above the prior year. The year-over-year revenue increase was reported in the energy sector operations driven by the higher level of North American drilling and completion activity. Lower industrial sales volumes, primarily related to reduced maintenance and repair spending in the refining, petrochemical and power generation customer base impacted the reported revenue variance.

Operating Income

          Operating income for the Distribution segment was $26.5 million, or
2.2 percent of revenues, for the year ended December 31, 2004. Excluding a charge recorded in the prior year, segment operating income increased $29.8 million above the amount reported in 2003, equating to incremental operating income of 11 percent of revenues. Incremental operating income was influenced by year-over-year improvement reported in both the energy and industrial sector operations attributable to increased coverage of fixed sales and administrative costs and, to a lesser extent, the impact of favorable pricing driven by a competitive market for tubular products. For the year ended December 31, 2003, operating income for the Distribution segment declined $3.9 million from the 2002 level, impacted by a $4.6 million charge recorded in the fourth quarter of 2003. Approximately $3.8 million of this amount was an inventory-related charge, while the remainder provided for estimated losses associated with the bankruptcy of a large industrial customer. Excluding this charge, Distribution operating results increased $0.7 million over the amount reported in 2002, equating to incremental operating income of approximately two percent of revenues. The incrementals were below those historically reported in the segment, impacted by the higher mix of project and export orders, which typically generate lower comparable margins.

          For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------
                                                 2004               2003               2002
                                           ----------------   ----------------   ----------------
                                             AMOUNT      %      AMOUNT      %      AMOUNT      %
                                           ----------   ---   ----------   ---   ----------   ---
Revenues ...............................   $4,419,015   100   $3,594,828   100   $3,170,080   100
                                           ----------   ---   ----------   ---   ----------   ---

Gross profit ...........................    1,351,939    31    1,075,931    30      918,302    29

Operating expenses .....................      913,175    21      747,184    21      662,154    21
                                           ----------   ---   ----------   ---   ----------   ---

Operating income .......................      438,764    10      328,747     9      256,148     8

Interest expense .......................       38,762     1       40,964     1       40,928     1
Interest income ........................       (1,300)   --       (1,973)   --       (2,579)   --
                                           ----------   ---   ----------   ---   ----------   ---

Income before income taxes,
   minority interests and cumulative
   effect of change in accounting
   principle ...........................      401,302     9      289,756     8      217,799     7

Income tax provision ...................      129,721     3       93,334     3       66,632     2

Minority interests .....................       89,130     2       71,788     2       57,978     2
                                           ----------   ---   ----------   ---   ----------   ---

Income before cumulative effect
   of change in accounting principle ...      182,451     4      124,634     3       93,189     3
                                           ----------   ---   ----------   ---   ----------   ---

Cumulative effect of change in
   accounting principle, net of tax
   and minority interests ..............           --    --       (1,154)   --           --    --
                                           ----------   ---   ----------   ---   ----------   ---

Net income .............................   $  182,451     4   $  123,480     3   $   93,189     3
                                           ==========   ===   ==========   ===   ==========   ===

2004 versus 2003

          Consolidated revenues increased to $4.4 billion for the year ended December 31, 2004, 23 percent above the prior year period. The majority of the year-over-year dollar variance was reported in the Oilfield segment attributable to a combination of higher activity levels, increased market penetration and, to a lesser extent, improved product pricing. On a geographic basis, two-thirds of the revenue improvement was reported in the Western Hemisphere as the impact of higher land-based drilling more than offset revenue reductions associated with activity declines experienced in the U.S. offshore market. Improved business volumes in the Eastern Hemisphere market also contributed to the year-over-year revenue variance, reflecting the higher number of exploration and production projects and the impact of new contract awards.

          Gross profit totaled $1.4 billion, or 31 percent of revenues, one percentage point above the gross profit margins generated in the comparable prior year period. Although the margin expansion was largely driven by the impact of increased sales volumes on fixed manufacturing and service infrastructure costs, a shift in the business mix toward higher-margin product offerings and improved product pricing also had a favorable effect. On an absolute dollar basis, gross profit was $276.0 million above the prior year period primarily reflecting the increased sales volumes in the Oilfield operations.

          Operating expenses, consisting of selling, general and administrative expenses, increased $166.0 million from the amount reported in the prior year. The operating expense growth was impacted by a $28.8 million litigation-related charge recognized during 2004 to reflect an estimated loss provision, legal fees and other costs directly associated with a patent infringement case. Excluding the charge, operating expenses, as a percentage of revenues, decreased one percentage point from the prior year period. Improved fixed cost coverage in the sales and administrative functions accounted for the majority of the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including investment in personnel and infrastructure to support the expanding business operations. To a lesser extent, increased employee profit-sharing amounts directly attributable to the reported profitability levels, increased medical and casualty insurance program costs and legal fees associated with defending patent infringement lawsuits also contributed to the year-over-year operating expense growth.

          Net interest expense, which represents interest expense less interest income, totaled $37.5 million in 2004. Net interest expense decreased $1.5 million from the prior year reflecting lower average debt levels between the periods.

          The effective tax rate approximated 32 percent, which was comparable to the level reported in the prior year, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision.

          Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $89.1 million in 2004, a $17.3 million increase from the prior year. The year-over-year increase primarily reflects the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.

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

LIQUIDITY AND CAPITAL RESOURCES

General

          At December 31, 2004, cash and cash equivalents equaled $53.6 million. During 2004, the Company generated $182.2 million of cash flows from operations, which is $39.6 million above the amount reported in 2003. The improvement was attributable to increased profitability levels experienced by the Company, partially offset by higher working capital investment, particularly inventories, associated with the continued increase in worldwide drilling activity.

          In 2004, cash flows used in investing activities totaled $163.1 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $90.8 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of certain operating assets from CanFish Services and the specialty chemical assets of Fortum Oil and Gas OY, resulted in cash outflows of $72.4 million in 2004. Projected net capital expenditures for 2005 are expected to approximate $115.0 million, as higher drilling activity and an expanding business base impact the level of investment in manufacturing and rental tool equipment. Capital spending in 2005 is expected to primarily consist of spending for routine additions of property and equipment to support the Company's operations and maintenance of the Company's capital equipment base.

          Cash flows used in financing activities totaled $17.0 million in 2004. Operating cash flow was sufficient to fund investing activities; however amounts required to finance repurchases under the Company's share buyback program resulted in incremental borrowings under existing credit facilities.

          The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of December 31, 2004, the Company had $315.5 million of capacity available under its U.S revolving credit facilities for future operating or investing needs. Although the facility expires in July 2005, the Company plans to re-negotiate a new agreement during the second quarter of 2005. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At year-end, the Company had available borrowing capacity of $56.3 million under the non-U.S. borrowing facilities.

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

          On February 2, 2005, the Company's Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.12 per share payable in April 2005. The projected annual payout of $48.5 million is expected to be funded with cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.

          Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

          The Company has previously announced the signing of a non-binding letter of intent related to the sale of Wilson Industries, Inc. ("Wilson") to CE Franklin Ltd., a publicly-traded entity in which the Company currently owns 55 percent of the outstanding common stock. The potential transaction is structured as a sale of shares of Wilson in exchange for additional shares of CE Franklin. Accordingly, the transaction would not be expected to have an impact on the Company's liquidity before certain stock sale restrictions lapse, which is expected to occur in the fourth quarter of 2005. In the event the transaction is ultimately consummated, no material book gain or loss is expected to be realized on the sale. The Company, however, has agreed to fund certain of CE Franklin's transaction-related costs, primarily professional fees, which are expected to be immaterial. And, depending on the final terms of the transaction, the Company may be required to record a tax provision on the sale which could be material in relation to the quarterly tax provision, negatively impacting the recorded provision and effective tax rate in the period the transaction is consummated.

          The Company has not engaged in off-balance sheet financing arrangements through special purpose entities, and the consolidation of the Company's minority ownership positions would not result in an increase in reported leverage ratios. The Company has no contractual arrangements in place that could result in the issuance of additional shares of the Company's common stock at a future date other than the Company's stock option program, which is discussed in Note 1, "Summary of Significant Accounting Policies," and Note 15, "Long-Term Incentive Compensation."

          The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, although inflation has not had a material effect on the Company in the three most recent fiscal years, the Company has experienced increases in freight costs, steel and other commodity prices during 2004. These costs, however, do not have a significant influence on the Company's overall cost structure and the Company has generally been able to offset most of these costs through productivity gains and price increases.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

          The following table summarizes the Company's debt maturities and future minimum payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2004 (in thousands):

                                            Amount of Commitment Expiration per Period
                                            ------------------------------------------
                                            Less than      1-3       3-5     More than
                                   Total      1 year      years     years     5 years
                                 --------   ---------   --------   -------   ---------
Debt maturities...............   $599,173    $211,375   $167,868   $    21    $219,909
Operating lease commitments...    176,183      43,263     57,034    28,691      47,195
                                 --------    --------   --------   -------    --------
Total.........................   $775,356    $254,638   $224,902   $28,712    $267,104
                                 ========    ========   ========   =======    ========

          In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense, which totaled $94.8 million in 2004, but have been appropriately excluded from the future minimum payments presented in the table above. Amounts related to commitments under capital lease agreements, as well as pension and other postretirement obligations, were immaterial for the periods presented.

Standby Letters of Credit and Guarantees

          In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $15.5 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company is contingently liable for approximately $65.4 million of standby letters of credit and bid, performance and surety bonds at December 31, 2004. Management does not expect any material amounts to be drawn on these instruments.

          During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated balance sheet, the Company has a contingent liability of up to $18.2 million associated with this instrument. Management, however, does not expect any amounts to be drawn on this instrument.

          The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $20.8 million as of December 31, 2004.

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

Litigation

Halliburton Energy Services, Inc. v. Smith International, Inc.

          In September 2002, the Company was served with a complaint in the U.S. District Court for the Eastern District of Texas, Sherman Division entitled Halliburton Energy Services, Inc. v. Smith International, Inc. This lawsuit is a patent infringement claim alleging that certain roller cone drill bits made by the Company infringe several U.S. patents owned by Halliburton.

          The case was tried in the second quarter of 2004 and ultimately the plaintiff was awarded $41.1 million, which includes the original jury assessment of $24 million, a subsequent award enhancement, attorney's fees and prejudgment interest. The Company filed a notice of appeal in the fourth quarter of 2004, and a ruling from the appellate court is not anticipated until the first quarter of 2006.

          Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above. The case went to trial in January 2005, and a ruling from the court is not anticipated until the second quarter of 2005. The Company is defending the allegations and seeking to invalidate the patents involved. Furthermore, outside counsel has advised the Company that any damages that could potentially be shown by the plaintiff in the U.K. case have already been satisfied in the U.S. patent action mentioned above.

          Although an appeal is underway related to the U.S. case, the Company is continuing to pursue other options, including possible settlement of related claims outstanding. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recognized by the Company reflect the best estimate of its potential loss exposure.

Rose Dove Egle v. John M. Egle, et al.

          In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

          In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has initiated the appeal process and does not anticipate a ruling from the appellate court until the first quarter of 2006. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated financial statements.

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

          As of December 31, 2004, the Company's environmental reserve totaled $9.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

          During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the second quarter of 2005. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $25.0 million, impacting earnings and cash flows in future periods.

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

     Goodwill. The Company has acquired a number of operations during the past decade, which has resulted in the recording of a material amount of goodwill. Under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to perform an annual goodwill impairment evaluation, which is largely influenced by future cash flow projections. Estimating future cash flows of the Company's operations requires management to make judgments about future operating results and working capital requirements. Although the majority of the goodwill relates to the Company's Oilfield operations, $37.8 million of goodwill relates to Distribution transactions. Changes in cash flow assumptions or other factors which negatively impact the fair value of the operations would influence the evaluation and may result in the determination that a portion of the goodwill is impaired when the annual analysis is performed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123r") which replaces Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123r addresses the financial accounting and reporting of share-based payments to employees, including grants of stock options. SFAS No. 123r requires the recognition of compensation expense, which is measured based on the grant date fair value of equity awards, generally over the vesting period of the related stock option. The Company expects to adopt SFAS No. 123r effective July 1, 2005 and is evaluating the alternative transition methods allowed by the statement, including the modified prospective and limited modified retrospective methods. Under the modified prospective method, compensation cost related to all unvested stock options is recognized beginning with the effective date; however, the limited modified retrospective method permits restatement of prior periods assuming adoption of SFAS No 123r as of January 1, 2005. Although the Company continues to evaluate the standard and related transition matters, based on equity awards granted to employees through December 31, 2004 and those expected to be granted during the second quarter of 2005, share-based compensation expense on a full year basis is expected to total approximately $12.0 million, net of tax.

          From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

ITEM 7A. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

          The Company is exposed to market risks from changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. See Note 10, "Financial Instruments," for additional discussion of hedging instruments.

          The Company's exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. The Company had no interest rate contracts outstanding as of December 31, 2004 and 2003. At December 31, 2004, 19 percent of the Company's long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company's future earnings or cash flows.

          The Company's exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company's hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2004, the notional amount of fair value hedge contracts outstanding was $97.2 million, approximating the fair value of these contracts. As of December 31, 2003, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $45.5 million and $9.2 million, respectively, and the fair value exceeded the notional amount of these contracts by $1.9 million. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable, not absolute, assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. The Deloitte & Touche LLP attestation report on management's assessment of the Company's internal control over financial reporting appears on page 27 of this Annual Report on Form 10-K.



/s/ DOUG ROCK                           /s/ LOREN K. CARROLL            /s/ MARGARET K. DORMAN
---------------------------             ------------------------        -----------------------
Doug Rock                               Loren K. Carroll                Margaret K. Dorman
Chairman of the Board and               Executive Vice President        Senior Vice President,
Chief Executive Officer                                                 Chief Financial Officer
                                                                        and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Smith International, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Smith International, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.


DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Smith International, Inc.:

We have audited the accompanying consolidated balance sheets of Smith International, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Part IV, Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 3 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" in 2003.


DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

                            SMITH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)

                                                                                             DECEMBER 31,
                                                                                       -----------------------
                                                                                          2004         2003
                                                                                       ----------   ----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................................   $   53,596   $   51,286
   Receivables, net (Note 1) .......................................................      963,622      801,819
   Inventories, net ................................................................      890,462      739,627
   Deferred tax assets, net ........................................................       47,083       31,238
   Prepaid expenses and other ......................................................       64,869       55,826
                                                                                       ----------   ----------
      Total current assets .........................................................    2,019,632    1,679,796
                                                                                       ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET .................................................      576,954      534,871

GOODWILL, NET ......................................................................      713,353      690,593

OTHER INTANGIBLE ASSETS, NET .......................................................       68,597       65,179

OTHER ASSETS .......................................................................      128,242      126,608
                                                                                       ----------   ----------
TOTAL ASSETS .......................................................................   $3,506,778   $3,097,047
                                                                                       ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt .....................   $  211,375   $   89,747
   Accounts payable ................................................................      376,782      310,754
   Accrued payroll costs ...........................................................       89,200       73,723
   Income taxes payable ............................................................       91,587       69,301
   Other ...........................................................................      118,413       87,399
                                                                                       ----------   ----------
      Total current liabilities ....................................................      887,357      630,924
                                                                                       ----------   ----------

LONG-TERM DEBT .....................................................................      387,798      488,548

DEFERRED TAX LIABILITIES ...........................................................       93,777       80,065

OTHER LONG-TERM LIABILITIES ........................................................       82,352       74,066

MINORITY INTERESTS .................................................................      654,683      587,668

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 5,000 shares authorized; no shares
      issued or outstanding in 2004 or 2003 ........................................           --           --
   Common stock, $1 par value; 150,000 shares authorized; 105,297 shares
      issued in 2004 (102,720 shares issued in 2003) ...............................      105,297      102,720
   Additional paid-in capital ......................................................      432,395      371,438
   Retained earnings ...............................................................      961,574      779,123
   Accumulated other comprehensive income ..........................................       24,404       11,625
   Less - Treasury securities, at cost; 4,222 common shares in 2004
      (2,384 common shares in 2003) ................................................     (122,859)     (29,130)
                                                                                       ----------   ----------
      Total stockholders' equity ...................................................    1,400,811    1,235,776
                                                                                       ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $3,506,778   $3,097,047
                                                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2004         2003         2002
                                                             ----------   ----------   ----------
Revenues .................................................   $4,419,015   $3,594,828   $3,170,080

Costs and expenses:
   Costs of revenues .....................................    3,067,076    2,518,897    2,251,778
   Selling expenses ......................................      685,272      586,163      520,509
   General and administrative expenses ...................      227,903      161,021      141,645
                                                             ----------   ----------   ----------
      Total costs and expenses ...........................    3,980,251    3,266,081    2,913,932
                                                             ----------   ----------   ----------

Operating income .........................................      438,764      328,747      256,148

Interest expense .........................................       38,762       40,964       40,928
Interest income ..........................................       (1,300)      (1,973)      (2,579)
                                                             ----------   ----------   ----------
Income before income taxes, minority interests and
   cumulative  effect of change in accounting
   principle .............................................      401,302      289,756      217,799

Income tax provision .....................................      129,721       93,334       66,632

Minority interests .......................................       89,130       71,788       57,978
                                                             ----------   ----------   ----------

Income before cumulative effect of change in
   accounting principle ..................................      182,451      124,634       93,189
Cumulative effect of change in accounting principle,
   net of tax and minority interests .....................           --       (1,154)          --
                                                             ----------   ----------   ----------
Net income ...............................................   $  182,451   $  123,480   $   93,189
                                                             ==========   ==========   ==========

Basic:
   Earnings per share before cumulative effect of
      change in accounting principle .....................   $     1.80   $     1.25   $     0.94
   Cumulative effect of change in accounting principle,
      net of tax and minority interests ..................           --        (0.01)          --
                                                             ----------   ----------   ----------
   Earnings per share ....................................   $     1.80   $     1.24   $     0.94
                                                             ==========   ==========   ==========

Diluted:
   Earnings per share before cumulative effect of
      change in accounting principle .....................   $     1.78   $     1.24   $     0.93
   Cumulative effect of change in accounting principle,
      net of tax and minority interests ..................           --        (0.01)          --
                                                             ----------   ----------   ----------
   Earnings per share ....................................   $     1.78   $     1.23   $     0.93
                                                             ==========   ==========   ==========

Weighted average shares outstanding:
   Basic .................................................      101,332       99,815       98,984
   Diluted ...............................................      102,569      100,903      100,091

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                  2004        2003        2002
                                                                               ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................   $ 182,451   $ 123,480   $  93,189
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
      Depreciation and amortization ........................................     106,493     101,709      89,327
      Minority interests ...................................................      89,130      71,788      57,978
      Deferred income tax provision (benefit) ..............................      (1,764)      8,154      23,560
      Provision for losses on receivables ..................................       3,846       3,835       9,593
      Increase in LIFO inventory reserves ..................................      28,177         231         439
      Gain on disposal of property, plant and equipment ....................     (10,592)     (8,463)     (4,645)
      Foreign currency translation losses (gains) ..........................       1,790       1,516        (864)
      Cumulative effect of change in accounting principle ..................          --       1,154          --
      Litigation-related charge ............................................      31,439          --          --
   Changes in operating assets and liabilities:
      Receivables ..........................................................    (153,066)   (161,205)    119,600
      Inventories ..........................................................    (167,879)    (90,167)     33,675
      Accounts payable .....................................................      61,669      49,452     (32,817)
      Other current assets and liabilities .................................      21,937      46,001     (48,339)
      Other non-current assets and liabilities .............................     (11,457)     (4,903)    (17,170)
                                                                               ---------   ---------   ---------
         Net cash provided by operating activities .........................     182,174     142,582     323,526
                                                                               ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired ...................................     (72,350)   (101,789)    (60,152)
      Purchases of property, plant and equipment ...........................    (111,449)    (98,923)    (97,051)
      Proceeds from disposal of property, plant and equipment ..............      20,679      22,902      18,247
      Other ................................................................          --          --        (231)
                                                                               ---------   ---------   ---------
         Net cash used in investing activities .............................    (163,120)   (177,810)   (139,187)
                                                                               ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt .............................      68,858     116,615      15,902
      Principal payments of long-term debt .................................     (85,832)   (135,499)   (130,775)
      Net change in short-term borrowings ..................................      54,114       2,014      (1,170)
      Purchases of treasury stock ..........................................     (92,002)         --          --
      Proceeds from employee stock option exercises ........................      61,016      18,958       5,047
      Distributions to minority interest partner ...........................     (23,200)     (4,000)    (31,600)
                                                                               ---------   ---------   ---------
         Net cash used in financing activities .............................     (17,046)     (1,912)   (142,596)
                                                                               ---------   ---------   ---------
   Effect of exchange rate changes on cash .................................         302       1,676         324
                                                                               ---------   ---------   ---------
   Increase (decrease) in cash and cash equivalents ........................       2,310     (35,464)     42,067
   Cash and cash equivalents at beginning of year ..........................      51,286      86,750      44,683
                                                                               ---------   ---------   ---------
   Cash and cash equivalents at end of year ................................   $  53,596   $  51,286   $  86,750
                                                                               =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest ..................................................   $  38,158   $  41,306   $  41,150
   Cash paid for income taxes ..............................................     111,568      50,980      39,743

   The accompanying notes are an integral part of these financial statements.

                            SMITH INTERNATIONAL, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 COMMON STOCK                                 ACCUMULATED
                                                            ----------------------   ADDITIONAL                  OTHER
                                                             NUMBER OF                 PAID-IN    RETAINED   COMPREHENSIVE
                                                               SHARES      AMOUNT      CAPITAL    EARNINGS       INCOME
                                                            -----------   --------   ----------   --------   -------------
Balance, January 1, 2002 ................................    50,593,930   $ 50,594    $389,989    $562,454     $(24,748)
   Comprehensive income:
      Net income ........................................            --         --          --      93,189           --
      Currency translation adjustments ..................            --         --          --          --       13,597
      Changes in unrealized fair value of derivatives ...            --         --          --          --        3,266
      Minimum pension liability adjustments .............            --         --          --          --       (2,550)
                                                            -----------   --------    --------    --------     --------
Comprehensive income ....................................            --         --          --      93,189       14,313
Exercise of stock options and stock grants ..............       276,993        277       6,597          --           --
Two-for-one common stock split (Note 12) ................    50,675,019     50,675     (50,675)         --           --
                                                            -----------   --------    --------    --------     --------
Balance, December 31, 2002 ..............................   101,545,942    101,546     345,911     655,643      (10,435)
   Comprehensive income:
      Net income ........................................            --         --          --     123,480           --
      Currency translation adjustments ..................            --         --          --          --       22,073
      Changes in unrealized fair value of derivatives ...            --         --          --          --           36
      Minimum pension liability adjustments .............            --         --          --          --          (49)
                                                            -----------   --------    --------    --------     --------
Comprehensive income ....................................            --         --          --     123,480       22,060
Exercise of stock options and stock grants ..............     1,174,364      1,174      25,527          --           --
                                                            -----------   --------    --------    --------     --------
Balance, December 31, 2003 ..............................   102,720,306    102,720     371,438     779,123       11,625
   Comprehensive income:
      Net income ........................................            --         --          --     182,451           --
      Currency translation adjustments ..................            --         --          --          --       14,963
      Changes in unrealized fair value of derivatives ...            --         --          --          --       (2,471)
   Minimum pension liability adjustments ................            --         --          --          --          287
                                                            -----------   --------    --------    --------     --------
Comprehensive income ....................................            --         --          --     182,451       12,779
Purchases of treasury stock .............................            --         --          --          --           --
Exercise of stock options and stock grants ..............     2,576,347      2,577      60,957          --           --
                                                            -----------   --------    --------    --------     --------
Balance, December 31, 2004 ..............................   105,296,653   $105,297    $432,395    $961,574     $ 24,404
                                                            ===========   ========    ========    ========     ========

                                                              TREASURY SECURITIES
                                                            ----------------------
                                                                 COMMON STOCK
                                                            ----------------------       TOTAL
                                                             NUMBER OF               STOCKHOLDERS'
                                                              SHARES       AMOUNT        EQUITY
                                                            ----------   ---------   -------------
Balance, January 1, 2002 ................................   (1,192,054)  $ (29,130)   $  949,159
   Comprehensive income:
      Net income ........................................           --          --        93,189
      Currency translation adjustments ..................           --          --        13,597
      Changes in unrealized fair value of derivatives ...           --          --         3,266
      Minimum pension liability adjustments .............           --          --        (2,550)
                                                            ----------   ---------    ----------
Comprehensive income ....................................           --          --       107,502
Exercise of stock options and stock grants ..............           --          --         6,874
Two-for-one common stock split (Note 12) ................   (1,192,054)         --            --
                                                            ----------   ---------    ----------
Balance, December 31, 2002 ..............................   (2,384,108)    (29,130)    1,063,535
   Comprehensive income:
      Net income ........................................           --          --       123,480
      Currency translation adjustments ..................           --          --        22,073
      Changes in unrealized fair value of derivatives ...           --          --            36
      Minimum pension liability adjustments .............           --          --           (49)
                                                            ----------   ---------    ----------
Comprehensive income ....................................           --          --       145,540
Exercise of stock options and stock grants ..............           --          --        26,701
                                                            ----------   ---------    ----------
Balance, December 31, 2003 ..............................   (2,384,108)    (29,130)    1,235,776
   Comprehensive income:
      Net income ........................................           --          --       182,451
      Currency translation adjustments ..................           --          --        14,963
      Changes in unrealized fair value of derivatives ...           --          --        (2,471)
   Minimum pension liability adjustments ................           --          --           287
                                                            ----------   ---------    ----------
Comprehensive income ....................................           --          --       195,230
Purchases of treasury stock .............................   (1,807,600)    (92,002)      (92,002)
Exercise of stock options and stock grants ..............      (30,758)     (1,727)       61,807
                                                            ----------   ---------    ----------
Balance, December 31, 2004 ..............................   (4,222,466)  $(122,859)   $1,400,811
                                                            ==========   =========    ==========

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

          Certain reclassifications have been made to the prior years' financial information to conform to the 2004 presentation.

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

Allowance for Doubtful Accounts

          The Company maintains an allowance for doubtful accounts to provide for receivables which may ultimately be uncollectible. Reserves are determined in light of a number of factors including customer specific conditions, economic events and the Company's historical loss experience. At December 31, 2004 and 2003, the allowance for doubtful accounts was $12.6 million and $12.1 million, respectively.

Inventories

          Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs consist of materials, labor and factory overhead.

Fixed Assets

          Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost, net of accumulated depreciation. The Company computes depreciation on fixed assets using principally the straight-line method; however, for income tax purposes, accelerated methods of depreciation are used. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to ten years for rental equipment. Leasehold improvements are amortized over the initial lease term or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $96.9 million, $93.5 million and $84.7 million, respectively.

          Costs of major renewals and betterments are capitalized as fixed assets; however, expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. When fixed assets are sold or retired, the remaining cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the consolidated statement of operations.

Goodwill and Other Intangible Assets

          Goodwill represents the excess of cost over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," recorded goodwill balances are not amortized but, instead, are evaluated for impairment annually or more frequently if circumstances indicate that an impairment may exist. The goodwill valuation, which is prepared during the first quarter of each calendar year, is largely influenced by projected future cash flows and, therefore, is significantly impacted by estimates and judgments.

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

Stock-Based Compensation

     Stock Options

          The Company's Board of Directors and its stockholders have authorized a long-term incentive plan, which includes stock options. As of December 31, 2004, 3.6 million shares were issued and outstanding under the stock option program and an additional 2.1 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

          Approximately 0.1 million options awarded in 2001 were granted at a strike price more than five percent below the market value on the date of issuance and, thus, do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.4 million, $0.4 million and $0.3 million of related expense in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, respectively.

          Until the required adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123r") on July 1, 2005, the Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option program as allowed under SFAS No. 123 "Accounting for Stock-Based Compensation." Therefore, for all options other than those mentioned above, the Company elects to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated financial statements.

          Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                                   2004       2003       2002
                                                                 --------   --------   -------
Net income, as reported ......................................   $182,451   $123,480   $93,189
   Add: Stock-based compensation expense included in
      reported income, net of related tax effect .............        273        273       182
   Less: Total stock-based compensation expense determined
      under fair value methods, net of related tax effect ....    (11,296)   (10,838)   (8,985)
                                                                 --------   --------   -------
Net income, pro forma ........................................   $171,428   $112,915   $84,386
                                                                 ========   ========   =======

Earnings per share:
   As reported:
      Basic ..................................................   $   1.80   $   1.24   $  0.94
      Diluted ................................................       1.78       1.23      0.93

   Pro forma:
      Basic ..................................................   $   1.69   $   1.13   $  0.85
      Diluted ................................................       1.67       1.12      0.84

     Restricted Stock

          In addition to stock option awards, the Company's long-term incentive plan allows for the issuance of restricted stock and restricted stock units. In December 2004, the Board of Directors approved the grant of performance-based restricted stock units ("performance units"), subject to shareholder approval at the 2005 annual meeting. Compensation expense related to the restricted share awards, calculated as the difference between the market value on the date of grant and the exercise price, is recognized over the vesting period.

          The restricted stock units generally vest ratably over a four-year period. The performance units would vest over a three-year period and the number of shares awarded would be adjusted based upon the return on equity level attained by the Company during the fiscal year following the grant. The impact on compensation expense related to the restricted units granted in December 2004 is reflected in the above table; however, the performance units have been excluded as they have not been approved by the Company's stockholders.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123r, which replaces Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123r addresses the financial accounting and reporting of share-based payments to employees, including grants of stock options. SFAS No. 123r requires the recognition of compensation expense, which is measured based on the grant date fair value of equity awards, generally over the vesting period of the related stock option. The Company expects to adopt SFAS No. 123r effective July 1, 2005 and is evaluating the alternative transition methods allowed by the statement, including the modified prospective and limited modified retrospective methods. Under the modified prospective method, compensation cost related to all unvested stock options is recognized beginning with the effective date; however, the limited modified retrospective method permits restatement of prior periods assuming adoption of SFAS No 123r as of January 1, 2005. Although the Company continues to evaluate the standard and related transition matters, based on equity awards granted to employees through December 31, 2004 and those expected to be granted during the second quarter of 2005, share-based compensation expense on a full year basis is expected to total approximately $12.0 million, net of tax.

          From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

2.   LITIGATION-RELATED CHARGE

          During the second quarter of 2004, the Company recorded litigation-related charges totaling $31.4 million, or $20.4 million on an after-tax basis. The second quarter charge, which consists of an estimated loss provision, legal fees and other directly related costs, results from a complaint which alleged that certain of the Company's roller cone drill bit designs infringed several of the plaintiff's U.S. patents. Approximately $28.8 million of the charge is included in general and administrative expenses and the remainder is recorded in costs of revenues. Accrued liabilities associated with the litigation-related charge, which totaled $25.3 million as of December 31, 2004, are reflected in the accompanying consolidated balance sheet as other current liabilities.

3.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

          On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. SFAS No. 143 requires that liabilities for asset retirement obligations be recognized during the periods incurred rather than when expended. The Company's asset retirement obligations principally relate to the removal of leasehold improvements upon exiting certain leased properties, primarily associated with the M-I SWACO operations. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense which was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying statement of operations. Additionally, the Company recorded a $3.7 million long-term liability at the adoption date reflecting the present value of projected future asset retirement obligations. The differential of $1.2 million, which primarily represents the associated capitalized retirement costs, will be charged to earnings over the remaining leasehold period. Neither the amounts charged to earnings in 2004 and 2003 nor the pro forma effect for the year ended December 31, 2002 (assuming adoption of SFAS No. 143 as of January 1, 2002) were significant to net income or earnings per share amounts.

4.   BUSINESS COMBINATIONS AND ANNOUNCED TRANSACTIONS

          During 2004, the Company completed six acquisitions in exchange for aggregate cash consideration of $49.2 million and the assumption of certain liabilities. In addition, cash payments of $23.2 million were made during the year to former shareholders of businesses acquired in 2002 to fund amounts due under earn-out arrangements and repay seller-financed notes. The 2004 transactions primarily consist of the following:

     On January 31, 2004, M-I SWACO acquired certain specialty chemical assets of Fortum Oil and Gas OY for cash consideration of $11.4 million. The acquired operations, formerly based in Finland, manufacture and market specialty chemical products which improve hydrocarbon flow rates.

     On July 31, 2004, Smith Services acquired certain operating assets of CanFish Services for cash consideration of $17.5 million. The acquired operations provide fishing, milling, casing exit, pipe recovery and related wireline services in the United States and Canada.

          The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $15.9 million and has been recorded as goodwill in the Oilfield Products and Services segment. Approximately one-half of the goodwill related to the 2004 acquisitions is expected to be deductible for tax purposes. The purchase price allocation related to certain of the 2004 acquisitions is based on preliminary information and is subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.

          Additionally, in July 2004, the Company announced the signing of a non-binding letter of intent related to the sale of Wilson Industries, Inc. ("Wilson") to CE Franklin Ltd. Under the terms of the proposed transaction, CE Franklin would issue common stock and a note payable to the Company in exchange for the common stock of Wilson. Subsequent to the proposed transaction, the Company's ownership interest is expected to increase from the current 55 percent to a level in excess of 85 percent of the outstanding shares of CE Franklin. Accordingly, the Company would continue to consolidate the combined distribution operations of Wilson and CE Franklin. The transaction is subject to a number of factors, including negotiation of a definitive agreement, approval by the minority shareholders of CE Franklin, ratification by the Board of Directors of both companies and certain regulatory approvals. There are no assurances as to whether this transaction ultimately will be consummated.

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

     On January 29, 2003, M-I SWACO acquired certain oilfield chemical assets of Dynea International in exchange for cash consideration of $77.8 million. The acquired operations, formerly based in Norway, provide a complete line of oilfield specialty chemicals used to eliminate hydrocarbon flow problems encountered during production and transportation.

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

          The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $35.6 million in 2002, which has been recorded as goodwill in the Oilfield Products and Services segment.

          These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company's consolidated financial statements.

          The following schedule summarizes investing activities related to 2004, 2003 and 2002 acquisitions included in the consolidated statements of cash flows:

                                                                          2004       2003       2002
                                                                        --------   --------   --------
Fair value of tangible and identifiable intangible assets, net of
   cash acquired ....................................................   $ 44,103   $ 34,922   $ 57,480
Goodwill acquired ...................................................     15,860     66,147     35,616
Payments to former shareholders of businesses acquired ..............     23,162      9,692         --
Total liabilities assumed ...........................................    (10,775)    (8,972)   (32,944)
                                                                        --------   --------   --------
Cash paid for acquisitions, net of cash acquired ....................   $ 72,350   $101,789   $ 60,152
                                                                        ========   ========   ========

5.   EARNINGS PER SHARE

          Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Outstanding employee stock options of 0.2 million, 1.1 million and
1.7 million as of December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share as the exercise price was in excess of the average market price for the Company's stock during the corresponding period. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                      2004       2003       2002
                                                    --------   --------   --------
BASIC EPS:
Income before cumulative effect of change in
   accounting principle .........................   $182,451   $124,634   $ 93,189
                                                    ========   ========   ========
Weighted average number of common shares
   outstanding ..................................    101,332     99,815     98,984
                                                    ========   ========   ========
Basic EPS before cumulative effect of change in
   accounting principle .........................   $   1.80   $   1.25   $   0.94
                                                    ========   ========   ========

DILUTED EPS:
Income before cumulative effect of change in
   accounting principle .........................   $182,451   $124,634   $ 93,189
                                                    ========   ========   ========
Weighted average number of common shares
   outstanding ..................................    101,332     99,815     98,984
Dilutive effect of stock options ................      1,237      1,088      1,107
                                                    --------   --------   --------
                                                     102,569    100,903    100,091
                                                    ========   ========   ========
Diluted EPS before cumulative effect of change
   in accounting principle ......................   $   1.78   $   1.24   $   0.93
                                                    ========   ========   ========

          All 2002 weighted average share and option amounts have been restated for the impact of a two-for-one stock split effected in July 2002.

6.   INVENTORIES

          Inventories consist of the following at December 31:

                                                                          2004       2003
                                                                        --------   --------
Raw materials .......................................................   $ 78,773   $ 62,631
Work-in-process .....................................................     81,002     66,151
Products purchased for resale .......................................    252,486    170,973
Finished goods ......................................................    530,657    464,151
                                                                        --------   --------
                                                                         942,918    763,906
Reserves to state certain U.S. inventories (FIFO cost of $337,080
   and $266,328 in 2004 and 2003, respectively) on a LIFO basis .....    (52,456)   (24,279)
                                                                        --------   --------
                                                                        $890,462   $739,627
                                                                        ========   ========

          During 2004, the Company recorded additional LIFO reserves of $28.2 million, primarily reflecting higher commodity prices for steel and alloy products purchased by the Distribution segment.

7.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following at December 31:

                                         2004         2003
                                      ----------   ----------
Land ..............................   $   35,954   $   38,394
Buildings .........................      147,442      134,568
Machinery and equipment ...........      555,469      511,615
Rental tools ......................      376,043      323,977
                                      ----------   ----------
                                       1,114,908    1,008,554
Less-Accumulated depreciation .....     (537,954)    (473,683)
                                      ----------   ----------
                                      $  576,954   $  534,871
                                      ==========   ==========

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million:

                                             Oilfield   Distribution
                                              Segment      Segment     Consolidated
                                             --------   ------------   ------------
Balance as of December 31, 2002 ..........   $582,786      $37,289       $620,075
Goodwill acquired ........................     66,052           95         66,147
Purchase price and other adjustments .....      3,984          387          4,371
                                             --------      -------       --------
Balance as of December 31, 2003 ..........    652,822       37,771        690,593
Goodwill acquired ........................     15,860           --         15,860
Purchase price and other adjustments .....      6,900           --          6,900
                                             --------      -------       --------
Balance as of December 31, 2004 ..........   $675,582      $37,771       $713,353
                                             ========      =======       ========

Other Intangible Assets

          The components of other intangible assets at December 31, are as follows:

                                                     2004                                2003
                                      ---------------------------------   ---------------------------------
                                                                                                                Weighted
                                        Gross                               Gross                                Average
                                      Carrying    Accumulated             Carrying    Accumulated             Amortization
                                       Amount    Amortization     Net      Amount    Amortization     Net        Period
                                      --------   ------------   -------   --------   ------------   -------   ------------
                                                                                                                 (years)
Patents ...........................    $42,353      $14,532     $27,821    $38,520      $12,015     $26,505       15.6
License
   agreements .....................     26,044        4,420      21,624     19,086        2,193      16,893       11.3
Non-compete
   agreements and trademarks ......     20,772        8,899      11,873     19,583        5,649      13,934       12.5
Customer lists
   and contracts ..................      9,232        1,953       7,279      8,724          877       7,847       16.9
                                       -------      -------     -------    -------      -------     -------       ----
                                       $98,401      $29,804     $68,597    $85,913      $20,734     $65,179       13.9
                                       =======      =======     =======    =======      =======     =======       ====

          Amortization expense of other intangible assets was $9.1 million, $7.5 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, estimated future amortization expense is expected to range between $5.1 million and $8.9 million a year for the next five fiscal years.

9.   DEBT

         The following summarizes the Company's outstanding debt at December 31:

                                                                                                  2004       2003
                                                                                               ---------   --------
CURRENT:
   Short-term borrowings ...................................................................   $ 107,204   $ 53,090
   Current portion of long-term debt .......................................................     104,171     36,657
                                                                                               ---------   --------
      Short-term borrowings and current portion of long-term debt ..........................   $ 211,375   $ 89,747
                                                                                               =========   ========
LONG-TERM:
   Notes:
   6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%
      Interest payable semi-annually (presented net of unamortized discount of $605 and
      $723 in 2004 and 2003, respectively) .................................................   $ 219,395   $219,277
   7.0% Senior Notes maturing September 2007 with an effective interest rate of 7.07%
      Interest payable semi-annually (presented net of unamortized discount of $277 and
      $381 in 2004 and 2003, respectively) .................................................     149,723    149,619
   7.7% Senior Secured Notes maturing July 2007. Principal due in equal annual
      installments of $7.1 million. Interest payable semi-annually .........................      21,428     28,571
   7.63% Notes payable to insurance companies maturing April 2006.  Principal due in
      equal annual installments of $3.3 million.  Interest payable semi-annually ...........       6,667     10,000

   Notes payable to various individuals repaid September 2004 ..............................          --     16,262

   Bank revolvers payable:
   $250.0 million revolving note expiring July 2005.  Interest payable quarterly at base rate (5.25% at December 31, 2004) or Eurodollar rate, as defined
      (3.10% at December 31, 2004) and described below .....................................      80,000     66,000

   M-I SWACO $150.0 million revolving note expiring July 2005. Interest payable quarterly at base rate (5.25% at December 31, 2004) or Eurodollar rate, as defined
      (3.10% at December 31, 2004) and described below .....................................          --         --

   Term Loans:
   M-I SWACO 315.0 million Norwegian Krone term loan payable to a financial institution.
      Principal due in semi-annual installments of 45.0 million Krone through June 2006.
      Interest payable semi-annually at adjusted Norwegian Interbank Offered Rate
      (3.01% at December 31, 2004) .........................................................      10,689     31,118

   Other ...................................................................................       4,067      4,358
                                                                                               ---------   --------
                                                                                                 491,969    525,205
   Less-Current portion of long-term debt ..................................................    (104,171)   (36,657)
                                                                                               ---------   --------
      Long-term debt .......................................................................   $ 387,798   $488,548
                                                                                               =========   ========

Principal payments of long-term debt for years subsequent to 2005 are as follows:

2006 .........   $ 10,885
2007 .........    156,983
2008 .........         21
2009 .........         --
Thereafter ...    219,909
                 --------
                 $387,798
                 ========

          The Company's short-term borrowings consist of amounts outstanding under lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. banks aggregating $163.5 million with $56.3 million of additional borrowing capacity available under these facilities at December 31, 2004. These borrowings had a weighted average interest rate of 7.5 percent and 8.3 percent at December 31, 2004 and 2003, respectively.

          In addition to the credit facilities discussed above, the Company has an unsecured revolving credit facility provided by a syndicate of nine financial institutions. The revolving credit agreement (the "Agreement"), which expires July 2005, includes a $400.0 million committed line of credit with a $50.0 million letter of credit sub-facility. The Agreement allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 62.5 to
75.0 basis points depending on amounts drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee of 15 basis points on the unutilized portion of the facility and compliance with certain customary covenants, including maintenance of specified debt-to-total capitalization and interest coverage ratios, as defined. The LIBOR interest margins and the commitment fee are subject to adjustment depending on the senior debt rating of the Company. As of December 31, 2004, the Company had $80.0 million drawn and $4.5 million of letters of credit issued under the facility, resulting in additional borrowing capacity of $315.5 million.

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

          The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2004.

10. FINANCIAL INSTRUMENTS

Foreign Currency Contracts

          The Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and foreign currency commitments. The term of these contracts generally do not exceed two years. For fair value hedges, realized and unrealized gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. The Company recognized expense of approximately $2.4 million, $4.9 million and $1.1 million in 2004, 2003 and 2002, respectively, related to net realized and unrealized losses on fair value hedge contracts. Gains or losses on designated cash flow hedge contracts are deferred to accumulated other comprehensive income and recognized in the consolidated statement of operations when the hedged item affects earnings. The Company recognized earnings of approximately $4.2 million, $4.4 million and $0.6 million in 2004, 2003 and 2002, respectively, related to cash flow hedge contracts. As of December 31, 2004, the notional amount of fair value hedge contracts outstanding was $97.2 million, approximating the fair value of these contracts, and there were no cash flow hedge contracts outstanding. As of December 31, 2003, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $45.5 million and $9.2 million, respectively, and the fair value exceeded the notional amount of these contracts by $1.9 million.

Fair Value of Other Financial Instruments

          The recorded and fair values of long-term debt at December 31 are as follows:

                            2004                   2003
                    --------------------   -------------------
                     Recorded     Fair     Recorded     Fair
                       Value      Value      Value      Value
                    ---------   --------   --------   --------
Long-term Debt...   $491,969    $531,302   $525,205   $576,917

          The fair value of long-term debt was primarily determined using quoted market prices. The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the short-term nature of these instruments.

11. INCOME TAXES

          The geographical sources of income before income taxes, minority interests and cumulative effect of change in accounting principle for the three years ended December 31, 2004 were as follows:

                                                               2004       2003       2002
                                                             --------   --------   --------
Income before income taxes, minority interests and
   cumulative effect of change in accounting principle:
   United States .........................................   $119,770   $ 62,984   $ 40,198
   Non-United States .....................................    281,532    226,772    177,601
                                                             --------   --------   --------
   Total .................................................   $401,302   $289,756   $217,799
                                                             ========   ========   ========

          The income tax provision is summarized as follows:

                             2004        2003      2002
                           --------    -------   -------
Current:
   United States .......   $ 47,651    $22,604   $(3,027)
   Non-United States ...     82,781     61,440    44,260
   State ...............      1,053      1,136     1,839
                           --------    -------   -------
                            131,485     85,180    43,072
                           --------    -------   -------
Deferred:
   United States .......     (2,116)       756    18,738
   Non-United States ...        925      7,398     4,822
   State ...............       (573)        --        --
                           --------    -------   -------
                             (1,764)     8,154    23,560
                           --------    -------   -------

Income tax provision ...   $129,721    $93,334   $66,632
                           ========    =======   =======

          The consolidated effective tax rate (as a percentage of income before income taxes, minority interests and cumulative effect of change in accounting principle) is reconciled to the U.S. federal statutory tax rate as follows:

                                                               2004   2003   2002
                                                               ----   ----   ----
U.S. federal statutory tax rate ............................   35.0%  35.0%  35.0%
Minority partners' share of U.S. partnership earnings ......   (2.9)  (3.1)  (3.6)
Non-deductible expenses ....................................    1.0    1.1    0.7
Benefit of foreign sales corporation and extraterritorial
   income exclusion ........................................   (0.7)  (0.7)  (0.7)
State taxes, net ...........................................    0.1    0.6    0.8
Non-U.S. tax provisions which vary from the U.S.
   rate/non-U.S. losses with no tax benefit realized .......   (0.6)   0.8   (1.2)
Change in valuation allowance ..............................   (0.2)  (1.3)    --
Other items, net ...........................................    0.6   (0.2)  (0.5)
                                                               ----   ----   ----
Effective tax rate .........................................   32.3%  32.2%  30.5%
                                                               ====   ====   ====

          The components of deferred taxes at December 31 are as follows:

                                                                       2004        2003
                                                                    ---------   ---------
Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation):
   United States ................................................   $ (73,118)  $ (60,795)
   Non-United States ............................................     (49,795)    (46,517)
                                                                    ---------   ---------
   Total deferred tax liabilities ...............................    (122,913)   (107,312)
                                                                    ---------   ---------

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
   United States ................................................       1,110          --
   Non-United States ............................................      15,317      16,039

Other deferred tax assets (principally accrued liabilities not deductible until paid and inventories):
   United States ................................................      61,157      49,400
   Non-United States ............................................       7,872       6,243
                                                                    ---------   ---------
   Subtotal .....................................................      85,456      71,682

Valuation allowance .............................................     (15,068)    (15,283)
                                                                    ---------   ---------
Total deferred tax assets .......................................      70,388      56,399
                                                                    ---------   ---------
   Net deferred tax liabilities .................................   $ (52,525)  $ (50,913)
                                                                    =========   =========

Balance sheet presentation:
   Deferred tax assets, net .....................................   $  47,083   $  31,238
   Other assets .................................................       3,459       4,140
   Income taxes payable .........................................      (9,290)     (6,226)
   Deferred tax liabilities .....................................     (93,777)    (80,065)
                                                                    ---------   ---------
   Net deferred tax liabilities .................................   $ (52,525)  $ (50,913)
                                                                    =========   =========

          At December 31, 2004, the accompanying consolidated financial statements include $15.3 million of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States. Although the majority of these losses will carryforward indefinitely and are available to reduce future tax liabilities of the respective foreign entity, we do not currently believe the majority of these assets will be realized and have, accordingly, established a $15.1 million valuation reserve.

          The valuation allowance as of December 31, 2003 totaled $15.3 million which consisted of established reserves for foreign operating loss carryforwards. During 2004, the valuation allowance was reduced by $0.2 million as a result of expiration of operating loss carryforwards and changes in the anticipated realizability of certain foreign deferred tax assets.

          The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $228.4 million at December 31, 2004, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

          The American Jobs Creation Act of 2004 (the "Act"), which was enacted during the fourth quarter of 2004, creates a temporary incentive for U.S. corporations to repatriate accumulated earnings of non-U.S. subsidiaries by providing an 85 percent deduction for certain dividends from controlled foreign corporations. While the Company continues to evaluate the provisions of the new tax law and potential repatriations, management estimates that approximately $436.0 million of accumulated earnings generated in jurisdictions outside of the United States currently remain undistributed. Since the Company has not completed its evaluation and, as of the current date, final guidance has not been issued, management cannot reasonably estimate the amount, it any, of repatriations which would be subject to the temporary tax relief. In accordance with FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," the tax deduction, if any, will be recorded in the period in which the effect becomes estimable.

12.  STOCKHOLDERS' EQUITY

Dividend Program

          Subsequent to December 31, 2004, the Company's Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.12 per share, with the first dividend payment to be made April 15, 2005 to stockholders of record on March 15, 2005. The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, its future business prospects and other factors that the Board of Directors deems relevant.

Common Stock Repurchases

          During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to 5.0 million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During 2004, the Company repurchased 1.8 million shares of common stock at an aggregate cost of $92.0 million, bringing the total number of shares acquired under the program to 2.9 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.

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

Accumulated Other Comprehensive Income

          Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of the following:

                                              2004      2003
                                            -------   -------
Currency translation adjustments.........   $27,783   $12,820
Unrealized fair value of derivatives.....      (132)    2,339
Pension liability adjustments............    (3,247)   (3,534)
                                            -------   -------
Accumulated other comprehensive income...   $24,404   $11,625
                                            =======   =======

          Approximately $0.2 million of the unrealized fair value of derivatives is expected to be recognized as after-tax earnings during the fiscal year ending December 31, 2005.

13.  RETIREMENT PLANS

Defined Contribution Plans

          The Company established the Smith International, Inc. 401(k) Retirement Plan (the "Smith Plan") for the benefit of all eligible employees. Employees may voluntarily contribute a percentage of their compensation, as defined, to the Smith Plan. The Company makes basic, retirement and, in certain cases, discretionary matching contributions to each participant's account under the Smith Plan. Participants receive a basic match on contributions to the Smith Plan of up to 1 1/2 percent of qualified compensation and a retirement contribution ranging from two percent to six percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by the Company on December 31.

          Through September 30, 2004, eligible employees of Wilson Industries, Inc. (the "Wilson employees") participated in the Smith Plan. Effective October 1, 2004, the Company established the Wilson 401(k) Retirement Plan (the "Wilson Plan") and transferred account balances of the Wilson employees into this plan from the Smith Plan. Employees may voluntarily contribute a percentage of their compensation, as defined, to the Wilson Plan. Wilson makes matching contributions to each participant's account ranging from two to six percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by Wilson on December 31.

          M-I SWACO has a company Profit-Sharing and Savings Plan (the "M-I Retirement Plan") under which participating employees may voluntarily contribute a percentage of their compensation, as defined. At its discretion, M-I SWACO may make basic, matching and in certain cases, discretionary matching contributions to each participant's account under the M-I Retirement Plan. Participants are eligible to receive a basic contribution equal to three percent of qualified compensation, and a full match on employee contributions of up to 1 1/2 percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by M-I SWACO on December 31.

          The Company recognized expense totaling $34.0 million, $25.0 million and $17.6 million in 2004, 2003 and 2002, respectively, related to Company contributions to the plans.

          Certain of the Company's subsidiaries sponsor various defined contribution plans. The Company's contributions under these plans for each of the three years in the period ended December 31, 2004, were immaterial.

Deferred Compensation Plan

          The Company maintains a Supplemental Executive Retirement Plan ("SERP"), a non-qualified, deferred compensation program, for the benefit of officers and certain other eligible employees of the Company. Participants may contribute, on a pre-tax basis, maximum amounts ranging from 50 percent to 100 percent of cash compensation, as defined. Plan provisions allow for retirement and matching contributions, similar to those provided under the Company's defined contribution programs, and, in certain cases, an interest contribution in order to provide a yield on short-term investments equal to 120 percent of the long-term applicable federal rate, as defined.

          In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2004 and 2003, $42.0 million and $35.8 million, respectively, are included in other assets with a corresponding amount recorded in other long-term liabilities.

          During the years ended December 31, 2004, 2003 and 2002, Company contributions to the plan totaled $2.6 million, $2.4 million and $1.9 million, respectively.

14.  EMPLOYEE BENEFIT PLANS

          The Company currently maintains various defined benefit pension plans covering certain U.S. and non-U.S. employees. Future benefit accruals and the addition of new participants under the U.S. plans were frozen prior to 1998. Participation in certain non-U.S. pension plans has recently increased due to continued business expansion, in part associated with acquired operations; and accordingly, the prior years' information has been conformed to the 2004 presentation, where applicable.

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

          The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

                                                          PENSION PLANS     POSTRETIREMENT BENEFIT PLANS
                                                        -----------------   ----------------------------
                                                          2004      2003          2004       2003
                                                        -------   -------       --------   --------
Changes in benefit obligations:
   Benefit obligations at beginning of year .........   $35,701   $31,072       $ 11,160   $ 10,581
   Service cost .....................................     2,355     1,889            233        219
   Interest cost ....................................     2,181     1,934            643        685
   Plan participants' contributions .................        54        41            790        735
   Actuarial loss (gain) ............................     2,394     1,778           (929)       783
   Benefits paid ....................................    (1,116)   (1,013)        (1,155)    (1,843)
                                                        -------   -------       --------   --------
   Benefit obligations at end of year ...............   $41,569   $35,701       $ 10,742   $ 11,160
                                                        =======   =======       ========   ========

Changes in plan assets:
   Fair value of plan assets at beginning of year ...   $28,771   $24,719       $     --   $     --
   Actual return on plan assets .....................     3,686     2,848             --         --
   Employer contributions ...........................     3,537     2,176            365      1,108
   Plan participants' contributions .................        54        41            790        735
   Benefits paid ....................................    (1,116)   (1,013)        (1,155)    (1,843)
                                                        -------   -------       --------   --------
   Fair value of plan assets at end of year .........   $34,932   $28,771       $     --   $     --
                                                        =======   =======       ========   ========

   Funded status ....................................   $(6,637)  $(6,930)      $(10,742)  $(11,160)
   Unrecognized net actuarial loss (gain) ...........     7,028     6,775         (4,148)    (3,391)
   Unrecognized prior service cost ..................       (77)      (73)        (1,551)    (1,916)
   Unrecognized net transition obligation (asset) ...        44      (437)            --         --
                                                        -------   -------       --------   --------
   Net prepaid benefit (accrued liability) ..........   $   358   $  (665)      $(16,441)  $(16,467)
                                                        =======   =======       ========   ========

          The net prepaid benefit (liability) associated with the Pension Plans is reflected in the accompanying consolidated balance sheets in the following captions:

Prepaid expenses and other...............   $ 2,221   $ 1,453
Other long-term liabilities..............    (6,286)   (7,289)
Deferred taxes...........................     1,176     1,637
Accumulated other comprehensive income...     3,247     3,534
                                            -------   -------
Net amount recognized....................   $   358   $  (665)
                                            =======   =======

          Accrued liabilities associated with the Postretirement Benefit Plans, which totaled $16.4 million and $16.5 million as of December 31, 2004 and 2003, respectively, are reflected in the accompanying consolidated balance sheets as other long-term liabilities.

Net Periodic Benefit Expense

          Net periodic benefit expense and the weighted average assumptions used to determine the net benefit expense for the fiscal years ended December 31 and the projected benefit obligation at December 31 are as follows:

                                                        PENSION PLANS          POSTRETIREMENT BENEFIT PLANS
                                                 ---------------------------   ----------------------------
                                                   2004      2003      2002        2004    2003    2002
                                                 -------   -------   -------      -----   -----   -----
Components of net periodic benefit expense:
   Service cost...............................   $ 2,355   $ 1,889   $ 1,403      $ 233   $ 219   $ 220
   Interest cost..............................     2,181     1,934     1,833        643     685     981
   Return on plan assets......................    (2,050)   (1,701)   (1,668)        --      --      --
   Amortization of prior service cost.........        82       118        68       (365)   (365)   (243)
   Amortization of loss (gain)................       355       275       107       (172)   (251)   (243)
                                                 -------   -------   -------      -----   -----   -----
   Net periodic benefit expense...............   $ 2,923   $ 2,515   $ 1,743      $ 339   $ 288   $ 715
                                                 =======   =======   =======      =====   =====   =====

Net periodic benefit expense:

   Discount rate..............................      6.00%     6.75%     7.25%      6.00%   6.75%   7.25%
   Expected return on plan assets.............      8.50%     8.50%     8.50%       N/A     N/A     N/A
Projected benefit obligation:

   Discount rate..............................      5.75%     6.00%     6.75%      5.75%   6.00%   6.75%
   Expected return on plan assets.............      8.50%     8.50%     8.50%       N/A     N/A     N/A

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

                                                     2004   2003
                                                     ----   ----
Common stock and related index funds..............    43%    44%
Fixed income securities and related index funds...    33     32
Real estate.......................................     4      3
Money market funds................................    20     21
                                                     ----   ----
   Total..........................................   100%   100%
                                                     ====   ====

          For pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets at December 31:

                                      2004      2003
                                    -------   -------
Projected benefit obligation.....   $41,569   $35,701
Accumulated benefit obligation...    41,569    35,701
Plan assets at fair value........    34,932    28,771

          Estimated future benefit payments based on projected future service are expected to range between $0.6 million and $1.0 million a year for the next five years and approximate $6.8 million for the five-year period ending December 31, 2014. Company contributions to the pension plans during 2005 are expected to be comparable to the $3.5 million contributed in 2004.

Additional Postretirement Benefit Plan Information

          The assumed health care cost trend rates used to determine the projected postretirement benefit obligation at December 31 are as follows:

                                                                            2004    2003
                                                                            ----   -----
Health care cost trend rate for current year.............................     10%    10%
Rate that the cost trend rate gradually declines (ultimate trend rate)...      5%     5%
Year that the rate reaches the ultimate trend rate.......................   2009   2008

          A one-percentage point change in assumed health care cost trend rates would have the following effects on the benefit obligations and the aggregate of the service and interest cost components of the postretirement benefits expense:

                                                                 ONE-          ONE-
                                                             PERCENTAGE-   PERCENTAGE-
                                                                POINT         POINT
                                                               INCREASE      DECREASE
                                                             -----------   -----------
Effect on total service and interest cost.................       $ 84         $ (85)
Effect on accumulated postretirement benefit obligation...        468          (696)

          Estimated future benefit payments based on projected future service are expected to range between $0.7 million and $0.9 million a year for the next five years and approximate $5.1 million for the five-year period ending December 31, 2014. Company contributions to the postretirement benefit plans during 2005 are expected to be comparable to the $0.4 million contributed in 2004.

15.  LONG-TERM INCENTIVE COMPENSATION

          The Company maintains a long-term incentive compensation program, including stock options and restricted stock awards, for the benefit of key employees.

Stock Options

          A summary of the Company's stock option program is presented below.

                                         SHARES      WEIGHTED AVERAGE
                                      UNDER OPTION    EXERCISE PRICE
                                      ------------   ----------------
Outstanding at December 31, 2001...     5,168,798         $22.21

Options granted....................     1,399,180          33.66
Options forfeited..................      (116,722)         24.43
Options exercised..................      (223,492)         13.93
                                      -----------         ------
Outstanding at December 31, 2002...     6,227,764          25.04

Options granted....................     1,047,000          38.82
Options forfeited..................       (38,196)         29.77
Options exercised..................    (1,161,564)         19.02
                                      -----------         ------
Outstanding at December 31, 2003...     6,075,004          28.53

Options granted....................       191,456          56.26
Options forfeited..................       (79,841)         34.67
Options exercised..................    (2,555,579)         22.83
                                      -----------         ------
Outstanding at December 31, 2004...     3,631,040         $33.88
                                      ===========         ======

          The number of outstanding fixed stock options exercisable at December 31, 2003 and 2002 was 3,261,816 and 3,205,106, respectively. These options had a weighted average exercise price of $24.30 and $21.21 at December 31, 2003 and 2002, respectively. The following summarizes information about fixed stock options outstanding at December 31, 2004:

                             Options Outstanding                Options Exercisable
                  -----------------------------------------   ----------------------
                                    Weighted       Weighted                 Weighted
                                     Average        Average                  Average
    Range of         Number         Remaining      Exercise      Number     Exercise
Exercise Prices   Outstanding   Contractual Life     Price    Exercisable     Price
---------------   -----------   ----------------   --------   -----------   --------
$ 8.94 - $11.78       15,937           3.7          $11.60        15,937     $11.60
$19.60 - $23.50      822,930           6.7           23.08       639,685      22.95
$30.75 - $36.52    1,587,037           7.1           33.77     1,036,648      33.27
$38.82 - $56.26    1,205,136           9.1           41.68       251,545      38.82
                   ---------           ---          ------     ---------     ------
                   3,631,040           7.7          $33.88     1,943,815     $30.41
                   =========           ===          ======     =========     ======

          The pro forma net income and earnings per share data disclosed in Note 1 has been determined as if the Company had accounted for its employee stock-based compensation program under the fair value method of SFAS No. 123. The Company used an open form (lattice) model to determine the fair value of each 2004 option grant, and accordingly, calculate the stock-based compensation expense. The Black-Scholes method was used to calculate the fair value of options granted prior to 2004. The fair value and assumptions used are as follows:

                                           2004     2003     2002
                                          ------   ------   ------
Fair value of stock options granted ...   $17.84   $13.02   $15.36
Expected life of option (years) .......      5.0      5.0      5.0
Expected stock volatility .............     31.0%    31.0%    46.3%
Expected dividend yield ...............      N/A      N/A      N/A
Risk-free interest rate ...............      3.6%     3.5%     3.2%

Restricted Stock

          In addition to stock option awards, the Company's long-term incentive plan allows for the issuance of restricted stock and restricted stock units. In December 2004, the Board of Directors approved the grant of performance-based restricted stock units ("performance units"), subject to shareholder approval at the 2005 annual meeting. Restricted stock units representing 40,504 shares were issued in December 2004 with a grant date market value of $56.26 per share. Accordingly, compensation expense related to the restricted unit awards, calculated as the difference between the market value and the exercise price, is recognized ratably over the four-year vesting period and totaled approximately $0.1 million in 2004. If approved at the 2005 annual meeting, approximately 153,340 performance units will be awarded during the second quarter of 2005. The number of units ultimately issued, however, will be subject to adjustment based on the return on equity attained by the Company. Compensation expense for the performance units will be recognized ratably over the three-year vesting period and, if necessary, periodic adjustments will be recorded to account for changes in expected return on equity. Although there is no assurance that the proposal will be approved at the 2005 annual meeting, if the performance units had been issued on December 31, 2004, the related annual compensation expense would have approximated $3.0 million.

16. INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

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

          The following table presents financial information for each reportable segment:

                                           2004         2003         2002
                                        ----------   ----------   ----------
Revenues:
   Oilfield Products and Services ...   $3,236,339   $2,678,274   $2,282,909
   Distribution .....................    1,182,676      916,554      887,171
                                        ----------   ----------   ----------
                                        $4,419,015   $3,594,828   $3,170,080
                                        ==========   ==========   ==========
Operating Income (Loss):
   Oilfield Products and Services ...   $  423,648   $  343,486   $  266,692
   Distribution .....................       26,513       (7,897)      (4,026)
   General corporate ................      (11,397)      (6,842)      (6,518)
                                        ----------   ----------   ----------
                                        $  438,764   $  328,747   $  256,148
                                        ==========   ==========   ==========
Capital Expenditures:
   Oilfield Products and Services ...   $  108,773   $   96,458   $   91,056
   Distribution .....................        2,428        2,009        3,401
   General corporate ................          248          456        2,594
                                        ----------   ----------   ----------
                                        $  111,449   $   98,923   $   97,051
                                        ==========   ==========   ==========
Depreciation and Amortization:
   Oilfield Products and Services ...   $   98,258   $   93,541   $   81,924
   Distribution .....................        7,209        6,913        5,857
   General corporate ................        1,026        1,255        1,546
                                        ----------   ----------   ----------
                                        $  106,493   $  101,709   $   89,327
                                        ==========   ==========   ==========
Total Assets:
   Oilfield Products and Services ...   $2,905,850   $2,604,176   $2,301,735
   Distribution .....................      493,434      405,413      368,206
   General corporate ................      107,494       87,458       79,604
                                        ----------   ----------   ----------
                                        $3,506,778   $3,097,047   $2,749,545
                                        ==========   ==========   ==========

          The following table presents consolidated revenues by region:

                              2004         2003         2002
                           ----------   ----------   ----------
United States ..........   $1,982,467   $1,592,243   $1,492,710
Canada .................      487,552      362,874      286,640
                           ----------   ----------   ----------
   North America .......    2,470,019    1,955,117    1,779,350
                           ----------   ----------   ----------
Latin America ..........      424,053      344,283      305,498
Europe/Africa ..........      961,755      855,916      681,947
Middle East ............      366,114      302,872      276,365
Far East ...............      197,074      136,640      126,920
                           ----------   ----------   ----------
   Non-North America ...    1,948,996    1,639,711    1,390,730
                           ----------   ----------   ----------
                           $4,419,015   $3,594,828   $3,170,080
                           ==========   ==========   ==========

          The following table presents net property, plant and equipment by region:

                             2004       2003       2002
                           --------   --------   --------
United States ..........   $306,505   $295,243   $299,206
Canada .................     34,603     29,918     27,854
                           --------   --------   --------
   North America .......    341,108    325,161    327,060
                           --------   --------   --------
Latin America ..........     50,208     51,831     49,469
Europe/Africa ..........    133,290    107,347    102,188
Middle East ............     32,920     32,364     24,988
Far East ...............     19,428     18,168     15,515
                           --------   --------   --------
   Non-North America ...    235,846    209,710    192,160
                           --------   --------   --------
                           $576,954   $534,871   $519,220
                           ========   ========   ========

          The Company's expenditures for research and engineering activities are attributable to the Company's Oilfield Products and Services segment and totaled $67.2 million in 2004, $55.6 million in 2003 and $50.6 million in 2002.

17.  COMMITMENTS AND CONTINGENCIES

Leases

          The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $94.8 million, $79.0 million and $71.2 million in 2004, 2003 and 2002, respectively.

          Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

                  AMOUNT
                 --------
2005 .........   $ 43,263
2006 .........     33,120
2007 .........     23,914
2008 .........     16,920
2009 .........     11,771
2010-2014 ....     29,541
Thereafter ...     17,654
                 --------
                 $176,183
                 ========

          In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Standby Letters of Credit and Guarantees

          In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $15.5 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company is contingently liable for approximately $65.4 million of standby letters of credit and bid, performance and surety bonds at December 31, 2004. Management does not expect any material amounts to be drawn on these instruments.

          During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated balance sheet, the Company has a contingent liability of up to $18.2 million associated with this instrument. Management, however, does not expect any amounts to be drawn on this instrument.

          The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $20.8 million as of December 31, 2004.

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

Litigation

Halliburton Energy Services, Inc. v. Smith International, Inc.

          In September 2002, the Company was served with a complaint in the U.S. District Court for the Eastern District of Texas, Sherman Division entitled Halliburton Energy Services, Inc. v. Smith International, Inc. This lawsuit is a patent infringement claim alleging that certain roller cone drill bits made by the Company infringe several U.S. patents owned by Halliburton.

          The case was tried in the second quarter of 2004 and ultimately the plaintiff was awarded $41.1 million, which includes the original jury assessment of $24.0 million, a subsequent award enhancement, attorney's fees and prejudgment interest. The Company filed a notice of appeal in the fourth quarter of 2004, and a ruling from the appellate court is not anticipated until the first quarter of 2006.

          Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above. The case went to trial in January 2005, and a ruling from the court is not anticipated until the second quarter of 2005. The Company is defending the allegations and seeking to invalidate the patents involved. Furthermore, outside counsel has advised the Company that any damages that could potentially be shown by the plaintiff in the U.K. case have already been satisfied in the U.S. patent action mentioned above.

          Although an appeal is underway related to the U.S. case, the Company is continuing to pursue other options, including possible settlement of related claims outstanding. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recognized by the Company reflect the best estimate of its potential loss exposure as disclosed in Note 2.

Rose Dove Egle v. John M. Egle, et al.

          In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

          In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has initiated the appeal process and does not anticipate a ruling from the appellate court until the first quarter of 2006. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated financial statements.

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

          As of December 31, 2004, the Company's environmental reserve totaled $9.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2004, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

          During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the second quarter of 2005. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $25.0 million, impacting earnings and cash flows in future periods.

18.  QUARTERLY INFORMATION (UNAUDITED)

                                                FIRST       SECOND        THIRD       FOURTH        YEAR
                                             ----------   ----------   ----------   ----------   ----------
                                                          (In thousands, except per share data)
2004
Revenues .................................   $1,017,788   $1,064,450   $1,119,184   $1,217,593   $4,419,015
Gross profit .............................      314,002      327,368      338,983      371,586    1,351,939
Net income ...............................       44,850       27,477       51,893       58,231      182,451
EPS:
   Basic .................................         0.44         0.27         0.51         0.57         1.80
   Diluted ...............................         0.44         0.27         0.51         0.57         1.78

2003
Revenues .................................   $  808,837   $  877,657   $  924,792   $  983,542   $3,594,828
Gross profit .............................      238,343      261,910      278,402      297,276    1,075,931
Income before cumulative effect of
   change in accounting principle ........       21,715       29,900       35,004       38,015      124,634
Net income ...............................       20,561       29,900       35,004       38,015      123,480
EPS before cumulative effect of change
   in accounting principle:
   Basic .................................         0.22         0.30         0.35         0.38         1.25
   Diluted ...............................         0.22         0.30         0.35         0.38         1.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

          The Company maintains disclosure controls and procedures and internal controls designed to provide reasonable assurances that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time frame specified in the Commission's rules and regulations. Our principal executive and financial officers have evaluated our disclosure controls and procedures and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

          There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

          Management's Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report on Form 10-K and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning our directors and Executive Officers, see the information set forth following the caption "PROPOSAL 1: ELECTION OF DIRECTORS" in the Company's definitive proxy statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"), which information is incorporated herein by reference. For information concerning our executive officers, see Item 1 appearing in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

          The information set forth following the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information set forth following the captions "PROPOSAL 1: ELECTION OF DIRECTORS", "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "Equity Compensation Plan Information" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth following the captions "PROPOSAL 1: ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information set forth following the caption "Fees Paid to Deloitte & Touche LLP" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


                                                                                                PAGE
                                                                                             REFERENCE
                                                                                             ---------
(a)(1)  Financial statements included in this report:
        Management's Report on Internal Control Over Financial Reporting .................       26
        Reports of Independent Registered Public Accounting Firm .........................       27
        Consolidated Balance Sheets at December 31, 2004 and 2003 ........................       29
        Consolidated Statements of Operations for the years ended
          December 31, 2004, 2003 and 2002 ..............................................        30
        Consolidated Statements of Cash Flows for the years ended
          December 31, 2004, 2003 and 2002 ..............................................        31
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
          for the years ended December 31, 2004, 2003 and 2002 ..........................        32
        Notes to Consolidated Financial Statements .......................................       33

(2)     Financial Statement Schedule II-Valuation and Qualifying Accounts and Reserves ...       59

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(3)  Exhibits

Exhibits designated with an "*" are filed, and with an "**" furnished, as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1     -   Restated Certificate of Incorporation of the Company as
            amended by Certificate of Amendment of Articles of
            Incorporation of the Company, dated as of July 8, 1987, and
            Certificate of Amendment to Restated Certificate of
            Incorporation of the Company, dated November 17, 1987. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by
            reference.

3.2     -   Certificate of Amendment to Restated Certificate of
            Incorporation of the Company, dated May 23, 2001. Filed as
            Exhibit 3.2 to the Company's Registration Statement on Form
            S-8 dated July 26, 2001 and incorporated herein by
            reference.

3.3*    -   Bylaws of the Company as amended to date.

4.1     -   Rights Agreement, dated as of June 8, 2000, between the
            Company and First Chicago Trust Company of New York, as
            Rights Agent. Filed as Exhibit 4.1 to the Company's report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2     -   Amendment to Rights Agreement dated June 8, 2000, by and
            among the Company and First Chicago Trust Company of New
            York and effective as of October 1, 2001. Filed as Exhibit
            4.1 to the Company's report on Form 10-Q for the quarter
            ended September 30, 2001 and incorporated herein by
            reference.

4.3     -   Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of
            December 31, 2002. Filed as Exhibit 4.3 to the Company's
            report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4     -   Form of Indenture between the Company and The Bank of New
            York, as Trustee. Filed as Exhibit 4.1 to the Company's
            Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

 4.5    -   Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the
            Company's Registration Statement on Form S-3 dated September
            9, 1997 and incorporated herein by reference.

 4.6    -   Form of Note. Filed as Exhibit 4.1 to the Company's report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

10.1+   -   Smith International, Inc. 1989 Long Term Incentive
            Compensation Plan, as amended to date. Filed as Exhibit 10.1 to the Company's report on form 10-K for the year ended
            December 31, 2002 and incorporated herein by reference.

10.2+   -   Smith International, Inc. Nonqualified Stock Option
            Agreement as amended to date. Filed as Exhibit 10.2 to the Company's report on Form 8-K dated March 14, 2005 and incorporated herein by reference.

10.3+   -   Smith International, Inc. Stock Plan for Outside Directors,
            as amended and restated effective April 22, 2003. Filed as
            Exhibit 10.2 to the Company's report on Form 10-K for the
            year ended December 31, 2003 and incorporated herein by
            reference.

10.4+   -   Smith International, Inc. Supplemental Executive Retirement
            Plan, as amended to date. Filed as Exhibit 10.1 to the
            Company's report on Form 10-Q for the quarter ended
            September 30, 2001 and incorporated herein by reference.

10.5+   -   Smith International, Inc. Post-2004 Supplemental Executive
            Retirement Plan. Filed as Exhibit 10.4 to the Company's
            report on Form 8-K dated February 28, 2005 and incorporated herein by reference.

10.6+   -   Employment Agreement dated December 10, 1987 between the
            Company and Douglas L. Rock. Filed as Exhibit 10.11 to the
            Company's report on Form 10-K for the year ended December
            31, 1993 and incorporated herein by reference.

10.7+   -   Employment Agreement dated January 2, 1991 between the
            Company and Neal S. Sutton. Filed as Exhibit 10.11 to the
            Company's report on Form 10-K for the year ended December
            31, 1996 and incorporated herein by reference.

10.8+   -   Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner. Filed as Exhibit 10.12 to the
            Company's report on Form 10-K for the year ended December
            31, 1996 and incorporated herein by reference.

10.9+   -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit
            10.11 to the Company's report on Form 10-K for the year
            ended December 31, 1999 and incorporated herein by
            reference.

10.10+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton. Filed as Exhibit
            10.12 to the Company's report on Form 10-K for the year
            ended December 31, 1999 and incorporated herein by
            reference.

10.11+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit
            10.14 to the Company's report on Form 10-K for the year
            ended December 31, 1999 and incorporated herein by
            reference.

10.12+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit
            10.15 to the Company's report on Form 10-K for the year
            ended December 31, 1999 and incorporated herein by
            reference.

10.13+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit
            10.16 to the Company's report on Form 10-K for the year
            ended December 31, 1999 and incorporated herein by
            reference.

10.14+   -  Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A. Brown. Filed as Exhibit
            10.17 to the Company's report on Form 10-K for the year
            ended December 31, 1999 and incorporated herein by
            reference.

10.15    -  Credit Agreement dated as of July 10, 2002 among the Company and M-I L.L.C., the Lenders parties thereto and Comerica
            Bank, as Administrative Agent, ABN AMRO Bank N.V., as
            Syndication Agent, Den Norske Bank ASA, as Documentation
            Agent, J.P. Morgan Securities Inc., and Credit Lyonnais New
            York Branch, as Co-Lead Arrangers and Joint Bookrunners.
            Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

14.     -   Smith International, Inc. Code of Business Conduct and
            Ethics. Filed as Exhibit 14 to the Company's report on Form
            10-K for the year ended December 31, 2003 and incorporated herein by reference.

21.1    -   Subsidiaries of the Company. Filed as Exhibit 21.1 to the
            Company's report on Form 10-K for the year ended December
            31, 2002 and incorporated herein by reference.

23.1*   -   Consent of Independent Registered Public Accounting Firm.

31.1*   -   Certification of Chief Executive Officer pursuant to Rule
            13a-14 or 15d-14 of the Securities Exchange Act of 1934, as
            adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002, filed herewith.

31.2*   -   Certification of Chief Financial Officer pursuant to Rule
            13a-14 or 15d-14 of the Securities Exchange Act of 1934, as
            adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002, filed herewith.

32.1**  -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(b)  REPORTS ON FORM 8-K

     The Registrant furnished three reports on Form 8-K during the quarterly period ended December 31, 2004.

     1. Form 8-K dated December 10, 2004 relating to an amendment to the Bylaws of Smith International, Inc. adopted December 8, 2004. The document was reported under "Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year" and "Item 9.01. Financial Statements and Exhibits."

     2. Form 8-K dated December 2, 2004 relating to a press release announcing the Company's appointment of Dod A. Fraser to the Smith International, Inc. Board of Directors on December 1, 2004. The document was reported under "Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" and "Item
          9.01. Financial Statements and Exhibits."

     3. Form 8-K dated October 25, 2004 relating to a press release announcing the Company's results for the quarter ended September 30, 2004. The document was reported under "Item 2.02. Results of Operations and Financial Condition" and "Item 9.01. Financial Statements and Exhibits."

                                                                     SCHEDULE II

                            SMITH INTERNATIONAL, INC.

`                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                    BALANCE AT   CHARGED                BALANCE
                                     BEGINNING      TO                   AT END
                                      OF YEAR    EXPENSE   WRITE-OFFS   OF YEAR
                                    ----------   -------   ----------   --------
Allowance for doubtful accounts:
   Year ended December 31, 2004       $12,135     $3,846     $(3,423)    $12,558
   Year ended December 31, 2003        12,338      3,835      (4,038)     12,135
   Year ended December 31, 2002        10,921      9,593      (8,176)     12,338

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SMITH INTERNATIONAL, INC.


March 15, 2005                         By: /s/ DOUG ROCK
                                           -------------------------------------
                                           Doug Rock
                                           Chief Executive Officer,
                                           President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:



/s/ DOUG ROCK                       Chairman of the Board,             March 15, 2005
---------------------------------   Chief Executive Officer,
(Doug Rock)                         President and
                                    Chief Operating Officer
                                    (principal executive officer)


/s/ LOREN K. CARROLL                Executive Vice President           March 15, 2005
---------------------------------   and Director
(Loren K. Carroll)


/s/ MARGARET K. DORMAN              Senior Vice President,             March 15, 2005
---------------------------------   Chief Financial Officer
(Margaret K. Dorman)                and Treasurer (principal
                                    financial and accounting officer)


/s/ BENJAMIN F. BAILAR              Director                           March 15, 2005
---------------------------------
(Benjamin F. Bailar)


/s/ G. CLYDE BUCK                   Director                           March 15, 2005
---------------------------------
(G. Clyde Buck)


/s/ DOD A. FRASER                   Director                           March 15, 2005
---------------------------------
(Dod A. Fraser)


/s/ JAMES R. GIBBS                  Director                           March 15, 2005
---------------------------------
(James R. Gibbs)


/s/ JERRY W. NEELY                  Director                           March 15, 2005
---------------------------------
(Jerry W. Neely)

                                 Exhibit Index

Exhibits designated with an "*" are filed, and with an "**" furnished, as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

 3.1    -   Restated Certificate of Incorporation of the Company as amended by
            Certificate of Amendment of Articles of Incorporation of the
            Company, dated as of July 8, 1987, and Certificate of Amendment to
            Restated Certificate of Incorporation of the Company, dated November
            17, 1987. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 3.2    -   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated May 23, 2001. Filed as Exhibit 3.2 to the
            Company's Registration Statement on Form S-8 dated July 26, 2001 and incorporated herein by reference.

 3.3*   -   Bylaws of the Company as amended to date.

 4.1    -   Rights Agreement, dated as of June 8, 2000, between the Company and
            First Chicago Trust Company of New York, as Rights Agent. Filed as
            Exhibit 4.1 to the Company's report on Form 8-A, dated June 15,
            2000, and incorporated herein by reference.

 4.2    -   Amendment to Rights Agreement dated June 8, 2000, by and among the
            Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company's report on
            Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

 4.3    -   Amendment No. 2 to Rights Agreement by and among the Company and
            EquiServe Trust Company, N.A. and effective as of December 31, 2002.
            Filed as Exhibit 4.3 to the Company's report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

 4.4    -   Form of Indenture between the Company and The Bank of New York, as
            Trustee. Filed as Exhibit 4.1 to the Company's Registration
            Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

 4.5    -   Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the
            Company's Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

 4.6    -   Form of Note. Filed as Exhibit 4.1 to the Company's report on Form
            8-K dated February 13, 2001 and incorporated herein by reference.

10.1+   -   Smith International, Inc. 1989 Long Term Incentive Compensation
            Plan, as amended to date. Filed as Exhibit 10.1 to the Company's report on form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.2+   -   Smith International, Inc. Nonqualified Stock Option
            Agreement as amended to date. Filed as Exhibit 10.2 to the Company's report on Form 8-K dated March 14, 2005 and incorporated herein by reference.

10.3+   -   Smith International, Inc. Stock Plan for Outside Directors, as
            amended and restated effective April 22, 2003. Filed as Exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31,
            2003 and incorporated herein by reference.

10.4+   -   Smith International, Inc. Supplemental Executive Retirement Plan, as
            amended to date. Filed as Exhibit 10.1 to the Company's report on
            Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.5+   -   Smith International, Inc. Post-2004 Supplemental Executive
            Retirement Plan. Filed as Exhibit 10.4 to the Company's report on
            Form 8-K dated February 28, 2005 and incorporated herein by reference.

10.6+   -   Employment Agreement dated December 10, 1987 between the Company and
            Douglas L. Rock. Filed as Exhibit 10.11 to the Company's report on
            Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.7+   -   Employment Agreement dated January 2, 1991 between the Company and
            Neal S. Sutton. Filed as Exhibit 10.11 to the Company's report on
            Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.8+   -   Employment Agreement dated May 1, 1991 between the Company and
            Richard A. Werner. Filed as Exhibit 10.12 to the Company's report on
            Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.9+   -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the
            Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.10+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton. Filed as Exhibit 10.12 to the
            Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.11+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the
            Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.12+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the
            Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.13+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the
            Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.14+  -   Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A. Brown. Filed as Exhibit 10.17 to the
            Company's report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.15   -   Credit Agreement dated as of July 10, 2002 among the Company and M-I
            L.L.C., the Lenders parties thereto and Comerica Bank, as
            Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den
            Norske Bank ASA, as Documentation Agent, J.P. Morgan Securities
            Inc., and Credit Lyonnais New York Branch, as Co-Lead Arrangers and
            Joint Bookrunners. Filed as Exhibit 10.1 to the Company's report on
            Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

14.     -   Smith International, Inc. Code of Business Conduct and Ethics. Filed
            as Exhibit 14 to the Company's report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

21.1    -   Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's
            report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

23.1*   -   Consent of Independent Registered Public Accounting Firm.

31.1*   -   Certification of Chief Executive Officer pursuant to Rule 13a-14 or
            15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*    -   Certification of Chief Financial Officer pursuant to Rule 13a-14 or
            15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**  -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.