Form 10-Q
period 2005-03-31
SMITH INTERNATIONAL INC
filed 2005-05-10
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant's common stock as of May 2, 2005 was 106,146,942.

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2005 and 2004........................................       1

               CONSOLIDATED CONDENSED BALANCE SHEETS
               As of March 31, 2005 and December 31, 2004................................................       2

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2005 and 2004........................................       3

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS......................................       4

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....      12

      ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES......................................      20

      ITEM 4.  CONTROLS AND PROCEDURES...................................................................      20

PART II - OTHER INFORMATION

      ITEMS 1-6..........................................................................................      21

SIGNATURES...............................................................................................      23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                      2005             2004
                                                                  -------------    -------------
Revenues..................................................        $   1,288,198    $   1,017,788

Costs and expenses:
    Costs of revenues.....................................              902,786          703,786
    Selling expenses......................................              183,874          160,559
    General and administrative expenses...................               53,366           45,982
                                                                  -------------    -------------
       Total costs and expenses...........................            1,140,026          910,327
                                                                  -------------    -------------
Operating income..........................................              148,172          107,461

Interest expense..........................................               10,340            9,439
Interest income...........................................                 (368)            (365)
                                                                  -------------    -------------
Income before income taxes and minority interests.........              138,200           98,387

Income tax provision......................................               45,146           31,845

Minority interests........................................               26,902           21,692
                                                                  -------------    -------------
Net income................................................        $      66,152    $      44,850
                                                                  =============    =============
Earnings per share:
    Basic.................................................        $        0.65    $        0.44
    Diluted...............................................        $        0.65    $        0.44

Weighted average shares outstanding:
    Basic.................................................              101,496          101,070
    Diluted...............................................              102,435          102,504

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)
                                   (Unaudited)

                                                                                               March 31,      December 31,
                                                                                                 2005             2004
                                                                                            --------------    -------------
                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...........................................................    $       66,317    $      53,596
    Receivables, net....................................................................         1,060,133          963,622
    Inventories, net....................................................................           954,802          890,462
    Deferred tax assets, net............................................................            45,751           47,083
    Prepaid expenses and other..........................................................            60,251           64,869
                                                                                            --------------    -------------
        Total current assets............................................................         2,187,254        2,019,632
                                                                                            --------------    -------------

Property, Plant and Equipment, net......................................................           582,413          576,954

Goodwill, net...........................................................................           715,801          713,353

Other Intangible Assets, net............................................................            66,315           68,597

Other Assets............................................................................           141,122          128,242
                                                                                            --------------    -------------
Total Assets............................................................................    $    3,692,905    $   3,506,778
                                                                                            ==============    =============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt.........................    $      137,062    $     211,375
    Accounts payable....................................................................           431,036          376,782
    Accrued payroll costs...............................................................            65,892           89,200
    Income taxes payable................................................................           101,103           91,587
    Other...............................................................................           127,012          118,413
                                                                                            --------------    -------------
        Total current liabilities.......................................................           862,105          887,357
                                                                                            --------------    -------------

Long-Term Debt..........................................................................           515,704          387,798

Deferred Tax Liabilities................................................................            94,022           93,777

Other Long-Term Liabilities.............................................................            83,543           82,352

Minority Interests......................................................................           679,939          654,683

Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or
      outstanding in 2005 or 2004.......................................................                 -                -
     Common stock, $1 par value; 150,000 shares authorized; 106,126 shares issued
      in 2005 (105,297 shares issued in 2004)...........................................           106,126          105,297
     Additional paid-in capital.........................................................           462,249          432,395
     Retained earnings..................................................................         1,015,498          961,574
     Accumulated other comprehensive income.............................................            17,625           24,404
     Less - Treasury securities, at cost; 4,569 common shares in 2005 (4,222 common
       shares in 2004)..................................................................          (143,906)        (122,859)
                                                                                            --------------    -------------
        Total stockholders' equity......................................................         1,457,592        1,400,811
                                                                                            --------------    -------------
Total Liabilities and Stockholders' Equity..............................................     $   3,692,905    $   3,506,778
                                                                                             =============    =============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                       2005            2004
                                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..................................................................    $   66,152      $   44,850
    Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
       Depreciation and amortization............................................        28,362          26,494
       Minority interests.......................................................        26,902          21,692
       Deferred income tax provision............................................         1,615           4,798
       Provision for losses on receivables......................................         1,160             953
       Gain on disposal of property, plant and equipment........................        (2,602)         (2,622)
       Foreign currency translation losses (gains)..............................          (587)            974
    Changes in operating assets and liabilities:
       Receivables..............................................................       (99,218)        (33,618)
       Inventories..............................................................       (65,739)        (38,540)
       Accounts payable.........................................................        55,122          26,340
       Other current assets and liabilities.....................................        (6,856)        (24,416)
       Other non-current assets and liabilities.................................       (13,540)          1,154
                                                                                    ----------      ----------
          Net cash provided by (used in) operating activities...................        (9,229)         28,059
                                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired.......................................        (3,613)        (12,865)
       Purchases of property, plant and equipment...............................       (36,242)        (22,710)
       Proceeds from disposal of property, plant and equipment..................         4,960           4,908
                                                                                    ----------      ----------
          Net cash used in investing activities.................................       (34,895)        (30,667)
                                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt.................................        47,905           2,555
       Principal payments of long-term debt.....................................        (3,972)        (55,337)
       Net change in short-term borrowings......................................         9,016          16,865
       Purchases of treasury stock..............................................       (21,047)              -
       Proceeds from employee stock option exercises............................        25,328          32,948
                                                                                    ----------      ----------
          Net cash provided by (used in) financing activities...................        57,230          (2,969)
                                                                                    ----------      ----------
    Effect of exchange rate changes on cash.....................................          (385)           (646)
                                                                                    ----------      ----------
    Increase (decrease) in cash and cash equivalents............................        12,721          (6,223)
    Cash and cash equivalents at beginning of period............................        53,596          51,286
                                                                                    ----------      ----------
    Cash and cash equivalents at end of period..................................    $   66,317      $   45,063
                                                                                    ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest......................................................    $   16,972      $   16,349
    Cash paid for income taxes..................................................        25,090          19,267

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the "Company") were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the "Commission") pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.

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

Certain reclassifications have been made to the prior year's financial information to conform to the March 31, 2005 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. The planned adoption of Statement of Financial Accounting Standards ("SFAS") No. 123r, "Share-Based Payment," is more fully disclosed in Note 8. Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

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

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2005           2004
                                                                      ------------    -----------
BASIC EPS:
   Net income...................................................        $   66,152    $    44,850
                                                                        ==========    ===========
   Weighted average number of common shares outstanding.........           101,496        101,070
                                                                        ==========    ===========
   Basic EPS....................................................        $     0.65    $      0.44
                                                                        ==========    ===========
DILUTED EPS:
   Net income...................................................        $   66,152    $    44,850
                                                                        ==========    ===========
   Weighted average number of common shares outstanding.........           101,496        101,070
   Dilutive effect of stock options.............................               939          1,434
                                                                        ----------    -----------
                                                                           102,435        102,504
                                                                        ==========    ===========
   Diluted EPS..................................................        $     0.65    $      0.44
                                                                        ==========    ===========

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                                        March 31,     December 31,
                                                                                          2005           2004
                                                                                      ------------    -----------
Raw materials......................................................................   $     79,331    $    78,773
Work-in-process....................................................................         88,230         81,002
Products purchased for resale......................................................        285,428        252,486
Finished goods.....................................................................        570,627        530,657
                                                                                      ------------    -----------
                                                                                         1,023,616        942,918
Reserves to state certain U.S. inventories (FIFO cost of $372,145 and $337,080
  in 2005 and 2004,respectively) on a LIFO basis...................................        (68,814)       (52,456)
                                                                                      ------------    -----------
                                                                                      $    954,802    $   890,462
                                                                                      ============    ===========

During first quarter of 2005, the Company recorded additional LIFO reserves of $16.4 million, primarily reflecting higher commodity prices for steel and alloy products purchased by the Distribution segment.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                         March 31,       December 31,
                                                           2005             2004
                                                       -------------    -------------
Land................................................   $      36,051    $      35,954
Buildings...........................................         147,188          147,442
Machinery and equipment.............................         561,536          555,469
Rental tools........................................         386,840          376,043
                                                       -------------    -------------
                                                           1,131,615        1,114,908
Less-Accumulated depreciation.......................        (549,202)        (537,954)
                                                       -------------    -------------
                                                       $     582,413    $     576,954
                                                       =============    =============

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

                                                        Oilfield        Distribution
                                                        Segment            Segment       Consolidated
                                                      ------------     ---------------   ------------
                                                                       (in thousands)
Balance as of December 31, 2004....................   $    675,582     $    37,771       $    713,353
Goodwill acquired..................................          2,502               -              2,502
Purchase price and other adjustments...............            (54)              -                (54)
                                                      ------------     -----------       ------------
Balance as of March 31, 2005.......................   $    678,030     $    37,771       $    715,801
                                                      ============     ===========       ============

Other Intangible Assets

The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets in the accompanying consolidated condensed balance sheets, are as follows (in thousands):


                                                  March 31, 2005                       December 31, 2004
                                     ---------------------------------------   -------------------------------    Weighted
                                                                                Gross                               Average
                                     Gross Carrying   Accumulated              Carrying   Accumulated            Amortization
                                         Amount       Amortization     Net      Amount   Amortization   Net         Period
                                     --------------   ------------   -------   --------  ------------  -------   ------------
                                                                                                                    (years)
Patents ........................         $42,356       $15,124       $27,232   $42,353       $14,532   $27,821      15.6
License
   agreements ..................          25,439         5,041        20,398    26,044         4,420    21,624      11.4
Non-compete
   agreements and trademarks....          20,899         9,643        11,256    20,772         8,899    11,873      12.8
Customer lists
    and contracts ..............           9,712         2,283         7,429     9,232         1,953     7,279      16.5
                                         -------       -------       -------   -------       -------   -------      ----
                                         $98,406       $32,091       $66,315   $98,401       $29,804   $68,597      14.0
                                         =======       =======       =======   =======       =======   =======      ====

Amortization expense of other intangible assets was $2.3 million and $2.1 million for the three-month periods ended March 31, 2005 and 2004, respectively. Additionally, estimated future amortization expense is expected to range between $5.1 million and $8.9 million a year for the next five fiscal years.

7. DEBT

The following summarizes the Company's outstanding debt (in thousands):

                                                                March 31,           December 31,
                                                                  2005                  2004
                                                              ------------          ------------
Current:
  Short-term borrowings..................................     $    116,712          $    107,204
  Current portion of long-term debt......................           20,350               104,171
                                                              ------------          ------------
                                                              $    137,062          $    211,375
                                                              ============          ============
Long-Term:
  Notes, net of unamortized discounts....................     $    393,936          $    397,213
  Revolving credit facilities............................          128,000                80,000
  Term loans and other...................................           14,118                14,756
                                                              ------------          ------------
                                                                   536,054               491,969
  Less current portion of long-term debt.................          (20,350)             (104,171)
                                                              ------------          ------------
                                                              $    515,704          $    387,798
                                                              ============          ============

On May 5, 2005, the Company finalized a new $400.0 million revolving credit facility with a syndicate of nine financial institutions. The new facility replaced a $400.0 million agreement, which was scheduled to expire in July 2005.

The revolving credit agreement (the "Agreement") allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 40 to 50 basis points depending on the borrowing levels drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee of 10 basis points on the unutilized portion of the facility and compliance with certain customary covenants, including a 40 percent debt-to-total capitalization limitation.

Accordingly, the amounts drawn under the revolving credit facilities at March 31, 2005 have been classified as long-term in the accompanying consolidated condensed balance sheet.

Principal payments of long-term debt for the twelve-month periods ending March 31, are as follows (in thousands):

2007..............................................................    $ 10,716
2008..............................................................     157,040
2009..............................................................          21
2010..............................................................          39
Thereafter........................................................     347,888
                                                                      --------
                                                                      $515,704
                                                                      ========

8. STOCK-BASED COMPENSATION

Stock Options

The Company's Board of Directors and its stockholders have authorized a long-term incentive plan, which includes stock options. As of March 31, 2005,
2.8 million shares were issued and outstanding under the stock option program and an additional 2.1 million shares were authorized for future issuance. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Approximately 134,100 options awarded in 2001 were granted at a strike price more than five percent below the market value on the date of issuance and, thus, do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.1 million of related expense in the accompanying consolidated condensed statements of operations for each of the three-month periods ended March 31, 2005, and 2004, respectively.

Until the January 1, 2006 adoption of SFAS No. 123r, the Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for its stock option program. Therefore, for all options other than those mentioned above, the Company elects to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated condensed financial statements.

Had the Company elected to apply the accounting standards of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                                                                   Three Months Ended March 31,
                                                                                                   ----------------------------
                                                                                                      2005            2004
                                                                                                   ----------      -----------
Net income, as reported........................................................................       $66,152          $44,850
  Add: Stock-based compensation expense included in reported
     income, net of related tax effect.........................................................            68               68
  Less: Total pro forma compensation expense related to stock options determined under fair
     value methods, net of related tax effect..................................................        (2,330)          (2,858)
                                                                                                   ----------      -----------
Net income, pro forma..........................................................................       $63,890          $42,060
                                                                                                   ==========      ===========
Earnings per share:
  As reported:
     Basic.....................................................................................       $ 0.65           $ 0.44
     Diluted...................................................................................         0.65             0.44

  Pro forma:
     Basic.....................................................................................       $ 0.63           $ 0.42
     Diluted...................................................................................         0.62             0.41

Restricted Stock

In addition to stock option awards, the Company's Board of Directors and stockholders have approved the issuance of restricted stock and restricted stock units under the long-term incentive plan. Restricted stock units representing 40,504 shares were issued in December 2004 with a grant date market value of $56.26 per share. Accordingly, compensation expense related to the restricted stock unit awards, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the four-year vesting period and totaled approximately $0.1 million for the three-month period ending March 31, 2005.

On April 26, 2005, stockholders of the Company approved the issuance of performance-based restricted stock units ("performance units"). Performance units representing approximately 146,000 shares were granted on April 26, 2005; however, the number of shares ultimately issued will be increased or decreased dependent upon the return on equity levels achieved by the Company. In accordance with APB No. 25, compensation expense for the performance units will be determined during the first quarter of 2006 when the actual number of shares issued to participants is known. Management will estimate compensation expense, based on the stock price and projected return on equity, and recognize this amount over the three-year vesting period. Based on the number of shares expected to be awarded and the current stock price, compensation expense related to these awards will approximate $3.2 million in 2005.

Recent Accounting Pronouncement Related to Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123r, which replaces SFAS No. 123 and supersedes APB No. 25. This standard, which is effective beginning January 1, 2006, addresses the financial accounting and reporting of share-based payments to employees, including stock options and restricted stock awards. SFAS No. 123r requires the recognition of compensation expense, which is measured based on the grant date fair value of equity awards, generally over the vesting period of the related award.

The adoption of SFAS No. 123r will result in the recognition of compensation expense related to all unvested stock options. The Company currently recognizes compensation expense for its other share-based awards; therefore, the adoption of SFAS No. 123r will not impact the accounting for these instruments.

Although the Company continues to evaluate the standard and related transition matters, the adoption of SFAS No. 123r is expected to result in the recognition of $10.2 million of additional compensation expense during the year ending December 31, 2006. On an after-tax basis, the adoption of the new standard is expected to reduce earnings by $7.0 million, or seven cents per share.

9. STOCKHOLDERS' EQUITY

Dividend Program

On February 2, 2005, the Company's Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.12 per share. The first dividend payment totaling $12.2 million was made on April 15, 2005 to stockholders of record on March 15, 2005. The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and other factors.

Common Stock Repurchases

During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to 5.0 million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During the first quarter of 2005, the Company repurchased 346,100 shares of common stock at an aggregate cost of $21.0 million, bringing the total number of shares acquired under the program to 3.2 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.

10. EMPLOYEE BENEFIT PLANS

The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, totaled $0.8 million for each of the three-month periods ended March 31, 2005 and 2004, respectively. Company contributions to the pension and postretirement benefit plans during 2005 are expected to total approximately $4.0 million.

11. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   2005           2004
                                                                              -------------    -----------
Net income..................................................................     $   66,152    $ 44,850
Changes in unrealized fair value of derivatives, net........................           (186)     (1,149)
Pension liability adjustments...............................................           (476)          -
Currency translation adjustments............................................         (6,117)     (1,019)
                                                                                 ----------    --------
Comprehensive income........................................................     $   59,373    $ 42,682
                                                                                 ==========    ========

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

                                                                                 March 31,       December 31,
                                                                                   2005             2004
                                                                                -----------     -------------
Currency translation adjustments............................................     $   21,666     $     27,783
Unrealized fair value of derivatives........................................           (318)            (132)
Pension liability adjustments...............................................         (3,723)          (3,247)
                                                                                 ----------     ------------
Accumulated other comprehensive income......................................     $   17,625     $     24,404
                                                                                 ==========     ============

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

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2005           2004
                                                            ------------    -----------
Revenues:
    Oilfield Products and Services....................      $    910,161    $   755,490
    Distribution......................................           378,037        262,298
                                                            ------------    -----------
                                                            $  1,288,198    $ 1,017,788
                                                            ============    ===========
Revenues by Area:
    United States.....................................      $    570,962    $   442,161
    Canada............................................           191,658        127,549
                                                            ------------    -----------
            North America.............................           762,620        569,710
                                                            ------------    -----------
    Latin America ....................................           114,234         92,473
    Europe/Africa ....................................           258,665        223,976
    Middle East ......................................           103,440         85,261
    Far East .........................................            49,239         46,368
                                                            ------------    -----------
            Non-North America.........................           525,578        448,078
                                                            ------------    -----------
                                                            $  1,288,198    $ 1,017,788
                                                            ============    ===========
Operating Income (Loss):
    Oilfield Products and Services....................      $    137,856    $   106,412
    Distribution......................................            13,517          3,066
    General corporate.................................            (3,201)        (2,017)
                                                            ------------    -----------
                                                            $    148,172    $   107,461
                                                            ============    ===========

13. COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $16.5 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $54.3 million of standby letters of credit and bid, performance and surety bonds at March 31, 2005. Management does not expect any material amounts to be drawn on these instruments.

During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $17.9 million associated with this instrument. Management, however, does not expect any amounts to be drawn on this instrument.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $18.1 million as of March 31, 2005.

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

This case was tried in the second quarter of 2004 and the plaintiff was ultimately awarded $41.1 million, which includes the original jury assessment of $24.0 million, a subsequent award enhancement, attorney's fees and prejudgment interest. The Company filed a notice of appeal in the fourth quarter of 2004, and a ruling from the appellate court is not anticipated until the first quarter of 2006.

Although an appeal of this ruling is currently underway, the Company is continuing to pursue other options, including possible settlement of related claims outstanding. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recognized by the Company reflect the best estimate of its potential loss exposure. In the event the appeal is unsuccessful on all grounds, which management currently believes is unlikely, the Company would be required to record an additional $16.3 million of litigation-related costs associated with this matter.

Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above and, as such, the Company is defending the allegations and seeking to invalidate the patents involved. The U.K. case went to trial in January 2005, and a ruling from the court is anticipated during the second quarter of 2005.

Outside counsel has advised the Company that any damages that could potentially be shown by the plaintiff in the U.K. case, other than their legal costs, have already been satisfied in the U.S. patent action mentioned above. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

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

As of March 31, 2005, the Company's environmental reserve totaled $9.1 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2005, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the fourth quarter of 2005. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $24.0 million, impacting earnings and cash flows in future periods.

14.  SUBSEQUENT EVENT

On April 4, 2005, the Company and CE Franklin Ltd., a publicly-traded entity in which the Company owns 55 percent of the outstanding common stock, announced that they terminated negotiations relating to CE Franklin's previously announced proposal to acquire Wilson International, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Company's 2004 Annual Report on Form 10-K.

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

Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during the first quarter of 2005, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 30 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 56 percent of the Company's first quarter 2005 revenues were generated in markets outside of North America.

BUSINESS OUTLOOK

Near-term activity levels will likely be influenced by the annual spring break-up in Canada, which limits land-based drilling activity during the second quarter. As a result, the Canadian rig count currently approximates one-third of first quarter 2005 levels, which will likely contribute to a temporary decline in average drilling activity for the second quarter. Excluding the seasonal decline in Canada, the Company believes activity levels will increase modestly throughout the remainder of the year as exploration and production companies focus on higher-reserve projects in the U.S. Gulf of Mexico, Europe/Africa and the Middle East markets. In addition to the anticipated increase in drilling activity and the more favorable product mix which could result from a recovery in the U.S. deepwater market, recently announced price increases in our Oilfield segment businesses could also influence near-term financial results. Although a number of factors impact drilling activity levels, our business is highly dependent on the general economic environment in the United States and other major world economies - which ultimately impact energy consumption and the resulting demand for our products and services. A significant deterioration in the global economic environment could adversely impact worldwide drilling activity and the future financial results of the Company.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "anticipate," "believe," "could," "estimate," "expect," "project" and similar terms. These statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, industry conditions, changes in laws or regulations and other risk factors outlined in the Company's Form 10-K for the fiscal year ended December 31, 2004, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under securities laws, the Company does not assume a duty to update these forward-looking statements.

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

                                                                Three Months Ended March 31,
                                                  -----------------------------------------------------
                                                            2005                          2004
                                                  -----------------------       -----------------------
                                                      Amount           %            Amount           %
                                                  -------------       ---       -------------       ---
FINANCIAL DATA: (dollars in thousands)
REVENUES:
  M-I SWACO...................................    $     618,546        48       $     519,085        51
  Smith Technologies..........................          142,224        11             125,341        12
  Smith Services..............................          149,391        12             111,064        11
                                                  -------------       ---       -------------       ---
    Oilfield Products and Services............          910,161        71             755,490        74
  Wilson......................................          378,037        29             262,298        26
                                                  -------------       ---       -------------       ---
      Total...................................    $   1,288,198       100       $   1,017,788       100
                                                  =============       ===       =============       ===

GEOGRAPHIC REVENUES:
  United States:
    Oilfield Products and Services............    $     317,055        24       $     263,009        25
    Distribution..............................          253,907        20             179,152        18
                                                  -------------       ---       -------------       ---
      Total United States.....................          570,962        44             442,161        43
                                                  -------------       ---       -------------       ---
  Canada:
    Oilfield Products and Services............           87,131         7              58,818         6
    Distribution..............................          104,527         8              68,731         7
                                                  -------------       ---       -------------       ---
      Total Canada............................          191,658        15             127,549        13
                                                  -------------       ---       -------------       ---
  Non-North America:
    Oilfield Products and Services............          505,975        39             433,663        43
    Distribution..............................           19,603         2              14,415         1
                                                  -------------       ---       -------------       ---
      Total Non-North America.................          525,578        41             448,078        44
                                                  -------------       ---       -------------       ---
          Total Revenue.......................    $   1,288,198       100       $   1,017,788       100
                                                  =============       ===       =============       ===

OPERATING INCOME:
  Oilfield Products and Services..............    $     137,856        15       $     106,412        14
  Distribution................................           13,517         4               3,066         1
  General Corporate...........................           (3,201)        *              (2,017)        *
                                                  -------------       ---       -------------       ---
      Total...................................    $     148,172        12       $     107,461        11
                                                  =============       ===       =============       ===

MARKET DATA:
AVERAGE WORLDWIDE RIG COUNT: (1)
  United States...............................            1,549        48               1,307        45
  Canada......................................              494        15                 474        17
  Non-North America...........................            1,215        37               1,107        38
                                                  -------------       ---       -------------       ---
      Total...................................            3,258       100               2,888       100
                                                  =============       ===       =============       ===

  Onshore.....................................            2,780        85               2,420        84
  Offshore....................................              478        15                 468        16
                                                  -------------       ---       -------------       ---
      Total...................................            3,258       100               2,888       100
                                                  =============       ===       =============       ===

AVERAGE COMMODITY PRICES:
  Crude Oil ($/Bbl) (2).......................    $       49.71                 $       35.13
  Natural Gas ($/mcf) (3).....................             6.28                          5.41

(1) Source: M-I SWACO.

(2) Average weekly West Texas Intermediate ("WTI") spot closing prices.

(3) Average weekly composite spot U.S. wellhead prices.

*not meaningful

Oilfield Products and Services Segment

Revenues

M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for approximately four percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO's revenues totaled $618.5 million for the first quarter of 2005, an increase of 19 percent above the prior year period. The majority of the revenue increase was generated in markets outside of North America, where revenues grew 17 percent largely due to the underlying activity level increase of 10 percent. The year-over-year improvement in non-North American revenues also reflects increased investment by exploration and production companies in offshore drilling projects and the impact of new contract awards for drilling fluids and waste management product offerings in Europe/Africa, including the North Sea and West Africa markets. North American revenues, which accounted for over one-third of the improvement, grew 22 percent driven by increased customer spending related to land-based drilling programs as revenues and corresponding activity levels in the U.S. offshore market were relatively comparable period-to-period.

Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company's other businesses. Moreover, Smith Technologies generally has the highest North American revenue exposure of the Oilfield segment units driven, in part, by the significance of its Canadian operations. Accordingly, depending on the duration and severity of the annual seasonal drilling decline in Canada, this factor could have an adverse effect on the unit's second quarter financial performance. Smith Technologies reported revenues of $142.2 million for the quarter ended March 31, 2005, an increase of 13 percent over the comparable prior year period. The year-over-year revenue growth primarily relates to the increase in worldwide rig count; however, the comparison was also impacted by the inclusion of several, large Eastern Hemisphere export orders in the prior year period. Excluding export sales, revenues grew 19 percent with both North American and non-North American revenue growth outpacing the corresponding activity levels. The majority of the revenue improvement was reported in North America attributable to higher land-based drilling activity, increased demand for diamond drill bits specifically designed for the rental market and, to a lesser extent, improved unit pricing. Approximately one-third of the non-export revenue growth was generated outside North America, with increased customer spending in the Middle East and Latin America accounting for the majority of the revenue variance.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended March 31, 2005, Smith Services' revenues totaled $149.4 million, 35 percent above the prior year period. The year-over-year revenue growth was influenced by a higher level of tubular product orders in the current period and incremental revenues from acquisitions, primarily the CanFish operations acquired in July 2004. Excluding the impact of acquisitions and tubular sales, which are not highly correlated to drilling activity, base business revenues were approximately 22 percent above the prior year period largely driven by the increase in worldwide E&P spending levels. Over three-quarters of the core business growth was reported in the Western Hemisphere markets, primarily attributable to higher customer demand for remedial and completion product and service lines due, in part, to recent product introductions.

Operating Income

Operating income for the Oilfield Products and Services segment was $137.9 million, or 15.1 percent of revenues, for the three months ended March 31, 2005. Segment operating margins were one percentage point above the prior year period due to reduced operating expenses as a percentage of revenues and, to a lesser extent, a slight improvement in gross margins. The gross margin improvement reflects increased fixed cost absorption in the Company's manufacturing operations and the impact of higher product pricing. Although the Company has announced recent price increases, which should lead to margin expansion in future periods, there is no assurance that these increases will ultimately be realized. First quarter 2005 operating income increased $31.4 million over the prior year period attributable to the impact of higher revenue volumes on gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base, including additional field engineering support personnel.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with approximately 95 percent of Wilson's first quarter 2005 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the industrial and downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $378.0 million for the first quarter of 2005, 44 percent above the comparable prior year period. The revenue improvement was impacted by increased demand for tubular products, sales of which were approximately 80 percent above the amount reported in the prior year quarter. Over three-quarters of the year-over-year revenue growth was reported by the energy sector operations, largely influenced by increased North American activity levels. Industrial and downstream revenues grew 30 percent above the prior year level, benefiting from additional line pipe projects in the engineering and construction market and maintenance and repair spending in the petrochemical customer base.

Operating Income

Operating income for the Distribution segment was $13.5 million, or 3.6 percent of revenues, for the quarter ended March 31, 2005. Segment operating income increased $10.5 million above the amount reported in the prior year period, equating to incremental operating income of nine percent of revenues. Incremental operating income was influenced by year-over-year improvement reported in both the energy and industrial sector operations attributable to increased coverage of fixed sales and administrative costs. The significant improvement in the expense ratio more than offset deterioration in gross profit margins associated with a combination of higher tubular product costs and an increased proportion of lower-margin project business.

Consolidated Results

For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                                                          Three Months Ended March 31,
                                                              --------------------------------------------------
                                                                        2005                       2004
                                                              -----------------------     ----------------------
                                                                   Amount          %          Amount          %
                                                              --------------      ---     --------------     ---
 Revenues................................................     $    1,288,198      100     $    1,017,788     100
                                                              --------------      ---     --------------     ---

 Gross profit............................................            385,412       30            314,002      31

 Operating expenses......................................            237,240       18            206,541      20
                                                              --------------      ---     --------------     ---

 Operating income........................................            148,172       12            107,461      11

 Interest expense........................................             10,340        1              9,439       1
 Interest income.........................................               (368)       -               (365)      -
                                                              --------------      ---     --------------     ---

 Income before income taxes and minority interests.......            138,200       11             98,387      10

 Income tax provision....................................             45,146        4             31,845       3

 Minority interests......................................             26,902        2             21,692       2
                                                              --------------      ---     --------------     ---

 Net income..............................................     $       66,152        5     $       44,850       5
                                                              ==============      ===     ==============     ===

Consolidated revenues were $1.3 billion for the first quarter of 2005, 27 percent above the prior year period, primarily attributable to increased demand for Oilfield segment product offerings. Over two-thirds of the revenue growth was reported in North America influenced by a combination of higher activity levels, strong demand for tubular products and increased market penetration. The year-over-year revenue variance was also impacted by improved business volumes outside North America, reflecting increased exploration and production investment, primarily in Latin America and the Middle East, and customer specific spending and new contract awards in Europe/Africa, including the North Sea, FSU and West Africa markets.

Gross profit totaled $385.4 million, or 30 percent of revenues, one percentage point below the gross profit margins generated in the comparable prior year period. Gross margin improvement in the Oilfield segment was more than offset by an increased proportion of Distribution segment sales, which traditionally generate lower gross profit margins than the Oilfield operations. On an absolute dollar basis, gross profit was $71.4 million above the prior year period reflecting increased sales volumes associated with improved worldwide activity levels.

Operating expenses, consisting of selling, general and administrative expenses, increased $30.7 million on an absolute dollar basis; however, as a percentage of revenues, decreased two percentage points from the prior year period. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including investment in personnel and infrastructure to support the expanding business operations. To a lesser extent, increased medical and casualty insurance program costs and legal fees associated with defending patent infringement lawsuits also contributed to the year-over-year operating expense growth.

Net interest expense, which represents interest expense less interest income, equaled $10.0 million in the first quarter of 2005. Net interest expense increased $0.9 million from the prior year quarter primarily reflecting higher average debt levels between the periods.

The effective tax rate for the first quarter approximated 33 percent, which was above the 32 percent effective rate reported in the prior year period, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective rate increased 30 basis points above the first quarter of 2004, attributable to a lower proportion of M-I SWACO's U.S. partnership earnings.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $26.9 million in the first quarter of 2005, a $5.2 million increase from the prior year period. The year-over-year increase primarily reflects the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2005, cash and cash equivalents equaled $66.3 million. During the first quarter, the Company's operations utilized $9.2 million of cash flow, which compared to the $28.1 million generated in the prior year period. The continued improvement in worldwide drilling activity has resulted in higher working capital levels, particularly the required investment in accounts receivable and inventories, and more than offset the impact of increased profitability levels in the first quarter of 2005.

During the first quarter of 2005, cash flows used in investing activities totaled $34.9 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $31.3 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Cash used for investing activities during the first three months of 2005 exceeded the $30.7 million required in the prior year period primarily due to the level of capital spending, particularly the investment in manufacturing and rental tool equipment, associated with the higher drilling activity.

Cash flows provided by financing activities totaled $57.2 million for the first quarter of 2005. Cash flows from operations and cash proceeds associated with the exercise of employee stock options were not sufficient in the aggregate to fully fund investing activities and share purchases under a stock buyback program, resulting in incremental borrowings of $52.9 million.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of March 31, 2005, the Company had $267.5 million of capacity available under its U.S revolving credit facilities for future operating or investing needs. The U.S. revolving credit facilities in place at March 31, 2005, have been extended and are available through May 2010. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At March 31, 2005, the Company had available borrowing capacity of $56.2 million under the non-U.S. borrowing facilities.

The Company's external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of March 31, 2005, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

On February 2, 2005, the Company's Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.12 per share which, was paid on April 15, 2005. The projected annual payout of approximately $49 million is expected to be funded with cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $16.5 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company is contingently liable for approximately $54.3 million of standby letters of credit and bid, performance and surety bonds at March 31, 2005. Management does not expect any material amounts to be drawn on these instruments.

During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $17.9 million associated with this instrument. Management, however, does not expect any amounts to be drawn on this instrument.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $18.1 million as of March 31, 2005.

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

This case was tried in the second quarter of 2004 and the plaintiff was ultimately awarded $41.1 million, which includes the original jury assessment of $24.0 million, a subsequent award enhancement, attorney's fees and prejudgment interest. The Company filed a notice of appeal in the fourth quarter of 2004, and a ruling from the appellate court is not anticipated until the first quarter of 2006.

Although an appeal of this ruling is currently underway, the Company is continuing to pursue other options, including possible settlement of related claims outstanding. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recognized by the Company reflect the best estimate of its potential loss exposure. In the event the appeal is unsuccessful on all grounds, which management currently believes is unlikely, the Company would be required to record an additional $16.3 million of litigation-related costs associated with this matter.

Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above and, as such, the Company is defending the allegations and seeking to invalidate the patents involved. The U.K. case went to trial in January 2005, and a ruling from the court is anticipated during the second quarter of 2005.

Outside counsel has advised the Company that any damages that could potentially be shown by the plaintiff in the U.K. case, other than their legal costs, have already been satisfied in the U.S. patent action mentioned above. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

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

As of March 31, 2005, the Company's environmental reserve totaled $9.1 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2005, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the fourth quarter of 2005. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $24.0 million, impacting earnings and cash flows in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2004 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management's most significant judgments and estimates. There have been no material changes in these critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123r, "Share-Based Payment" ("SFAS No. 123r"), which replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." This standard, which is effective beginning January 1, 2006, addresses the financial accounting and reporting of share-based payments to employees, including stock options and restricted stock awards. SFAS No. 123r requires the recognition of compensation expense, which is measured based on the grant date fair value of equity awards, generally over the vesting period of the related award.

The adoption of SFAS No. 123r will result in the recognition of compensation expense related to all unvested stock options. The Company currently recognizes compensation expense for its other share-based awards; therefore, the adoption of SFAS No. 123r will not impact the accounting for these instruments.

Although the Company continues to evaluate the standard and related transition matters, the adoption of SFAS No. 123r is expected to result in the recognition of $10.2 million of additional compensation expense during the year ending December 31, 2006. On an after-tax basis, the adoption of the new standard is expected to reduce earnings by $7.0 million, or seven cents per share.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company's 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time frame specified in the Commission's rules and regulations. Our principal executive and financial officers have evaluated our disclosure controls and procedures and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During the first quarter of 2005, the Company repurchased 0.3 million shares of common stock under the program at an aggregate cost of $21.0 million bringing the total number of shares acquired under the program to 3.2 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.

      A summary of the Company's repurchase activity for the three months ended March 31, 2005 is as follows:

                                                                Total Number of
                           Total Number        Average        Shares Purchased as         Number of Shares that
                            of Shares        Price Paid         Part of Publicly          May Yet Be Purchased
     Period                 Purchased         per Share        Announced Program            Under the Program
----------------           ------------     ------------      -------------------         ----------------------
January 1 - 31                      -       $          -                     -                   2,120,000
February 1 - 28                     -                  -                     -                   2,120,000
March 1 - 31                  346,100                  -               346,100                   1,773,900
                              -------       ------------               -------                   ---------
1st Quarter 2005              346,100       $          -               346,100                   1,773,900

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On May 5, 2005, the Company and M-I L.L.C. entered into a new five-year, $400.0 million revolving credit agreement with a syndicate of nine financial institutions, as further disclosed in Note 7 to the Company's consolidated condensed financial statements. The new facility, which will be used for general corporate purposes, is available through May 5, 2010 and replaces a revolving credit facility which was scheduled to expire on July 10, 2005.

      The Agreement is filed as an exhibit to this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed as part of this report:

            10.1 Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners.

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

        (b) Exhibit furnished with this report:

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (c) Reports on Form 8-K

            The Registrant furnished five reports on Form 8-K during the quarterly period ended March 31, 2005.

            1. Form 8-K dated March 14, 2005 relating to stock option grants, base salaries and bonuses awarded to the Named Executive Officers, as well as the Company's Non-qualified Stock Option Agreement form as amended to date. The document was reported under "Item 1.01. Entry into a Material Definitive Agreement" and "Item 9.01. Financial Statements and Exhibits."

            2. Form 8-K dated March 3, 2005 relating to an employment agreement between Smith and a principal operating officer of the Company, as well as the announcement of a new President of Smith Technologies. The document was reported under "Item
                  1.01. Entry into a Material Definitive Agreement", "Item 5.02. Departure of Directors or Principal Officers, Election of Directors; Appointment of Principal Officers" and "Item 9.01. Financial Statements and Exhibits."

            3. Form 8-K dated February 28, 2005 relating to the approval and adoption of the Smith International, Inc. Post-2004 Supplemental Executive Retirement Plan. The document was reported under "Item 1.01. Entry into a Material Definitive Agreement" and "Item 9.01. Financial Statements and Exhibits."

            4. Form 8-K dated February 8, 2005 relating to a press release announcing a cash dividend program. The document was reported under "Item 8.01. Other Events."

            5. Form 8-K dated January 28, 2005 relating to a press release announcing the Company's results for the quarter and year ended December 31, 2004. The document was reported under "Item
                  2.02. Results of Operations and Financial Condition" and "Item
                  9.01. Financial Statements and Exhibits."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMITH INTERNATIONAL, INC.
                                      Registrant

Date: May 10, 2005                    By: /s/ Doug Rock
                                          ----------------------------------
                                          Doug Rock
                                          Chairman of the Board, Chief
                                          Executive Officer,
                                          President and Chief Operating
                                          Officer
                                          (principal executive officer)

Date: May 10, 2005                    By: /s/ Margaret K. Dorman
                                          ----------------------------------
                                          Margaret K. Dorman
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (principal financial and accounting
                                          officer)

                                  EXHIBIT INDEX

Exhibit
 Number                                                     Description
  10.1           Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as
                 Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and
                 RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners.

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