Form 10-Q
period 2005-06-30
SMITH INTERNATIONAL INC
filed 2005-08-09
CIK 721083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant's common stock as of August 2, 2005 was 106,179,869.

                                      INDEX

                                                                                                                     PAGE
                                                                                                                      NO.
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Months and Six Months ended June 30, 2005 and 2004 ..................................  1

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  As of June 30, 2005 and December 31, 2004 .........................................................  2

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Six Months ended June 30, 2005 and 2004 ...................................................  3

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS ..............................................  4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............. 13

         ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES .............................................. 22

         ITEM 4.  CONTROLS AND PROCEDURES ........................................................................... 22

PART II - OTHER INFORMATION

         ITEMS 1-5 .................................................................................................. 23

         ITEM 6 ..................................................................................................... 24

SIGNATURES........................................................................................................... 25

EXHIBIT INDEX ....................................................................................................... 26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   ------------------------------    -----------------------------
                                                         2005            2004             2005             2004
                                                   -------------    -------------    -------------   -------------
Revenues.........................................  $   1,350,203    $   1,064,450    $   2,638,401   $   2,082,238

Costs and expenses:
   Costs of revenues.............................        951,065          737,082        1,853,851       1,440,868
   Selling expenses..............................        191,320          167,983          375,194         328,542
   General and administrative expenses...........         52,436           76,850          105,802         122,832
                                                   -------------    -------------    -------------   -------------
     Total costs and expenses....................      1,194,821          981,915        2,334,847       1,892,242
                                                   -------------    -------------    -------------   -------------

Operating income.................................        155,382           82,535          303,554         189,996

Interest expense.................................         10,992            9,399           21,332          18,838
Interest income..................................           (436)            (289)            (804)           (654)
                                                   -------------    -------------    -------------   -------------

Income before income taxes and
   minority interests............................        144,826           73,425          283,026         171,812

Income tax provision.............................         46,828           23,981           91,974          55,826

Minority interests...............................         29,938           21,967           56,840          43,659
                                                   -------------    -------------    -------------   -------------

Net income.......................................  $      68,060    $      27,477    $     134,212   $      72,327
                                                   =============    =============    =============   =============

Earnings per share:
   Basic.........................................  $        0.67    $        0.27    $        1.32   $        0.71
   Diluted.......................................  $        0.67    $        0.27    $        1.31   $        0.70

Weighted average shares outstanding:
   Basic.........................................        101,107          101,580          101,298         101,325
   Diluted.......................................        102,013          102,662          102,318         102,592

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)
                                   (Unaudited)

                                                                               June 30,         December 31,
                                                                                 2005               2004
                                                                             ------------       ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.............................................    $     51,609       $     53,596
   Receivables, net......................................................       1,063,909            963,622
   Inventories, net......................................................         985,474            890,462
   Deferred tax assets, net..............................................          43,644             47,083
   Prepaid expenses and other............................................          68,188             64,869
                                                                             ------------       ------------
      Total current assets...............................................       2,212,824          2,019,632
                                                                             ------------       ------------

Property, Plant and Equipment, net.......................................         585,521            576,954

Goodwill, net............................................................         716,781            713,353

Other Intangible Assets, net.............................................          64,117             68,597

Other Assets.............................................................         142,610            128,242
                                                                             ------------       ------------
Total Assets.............................................................    $  3,721,853       $  3,506,778
                                                                             ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt...........    $    119,020       $    211,375
   Accounts payable......................................................         408,547            376,782
   Accrued payroll costs.................................................          78,800             89,200
   Income taxes payable..................................................          81,215             91,587
   Other.................................................................         132,170            118,413
                                                                             ------------       ------------
      Total current liabilities..........................................         819,752            887,357
                                                                             ------------       ------------

Long-Term Debt...........................................................         552,303            387,798

Deferred Tax Liabilities.................................................          95,920             93,777

Other Long-Term Liabilities..............................................          86,227             82,352

Minority Interests.......................................................         706,776            654,683

Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
      issued or outstanding in 2005 or 2004..............................               -                  -
    Common stock, $1 par value; 250,000 shares authorized
       (150,000 shares authorized in 2004); 106,166 shares
       issued in 2005 (105,297 shares issued in 2004)....................         106,166            105,297
    Additional paid-in capital...........................................         466,401            432,395
    Retained earnings....................................................       1,071,470            961,574
    Accumulated other comprehensive income...............................           8,463             24,404
    Less - Treasury securities, at cost; 5,409 common shares in 2005
      (4,222 common shares in 2004)......................................        (191,625)          (122,859)
                                                                             ------------       ------------
      Total stockholders' equity.........................................       1,460,875          1,400,811
                                                                             ------------       ------------
Total Liabilities and Stockholders' Equity...............................    $  3,721,853       $  3,506,778
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

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  ----------------------------
                                                                                      2005           2004
                                                                                  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................      $   134,212          72,327
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
     Litigation-related charge..............................................                -          31,439
     Depreciation and amortization..........................................           56,953          53,032
     Minority interests.....................................................           56,840          43,659
     Deferred income tax provision (benefit)................................            7,908          (1,841)
     Provision for losses on receivables....................................            2,059           2,546
     Gain on disposal of property, plant and equipment......................           (6,919)         (5,518)
     Foreign currency translation losses (gains)............................             (331)          1,895
   Changes in operating assets and liabilities:
     Receivables............................................................         (110,156)        (73,235)
     Inventories............................................................         (102,152)        (52,044)
     Accounts payable.......................................................           35,019            (319)
     Other current assets and liabilities...................................          (11,894)        (19,627)
     Other non-current assets and liabilities...............................          (16,037)          1,460
                                                                                  -----------     -----------
       Net cash provided by operating activities............................           45,502          53,774
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired.....................................           (4,667)        (26,022)
     Purchases of property, plant and equipment.............................          (71,323)        (48,735)
     Proceeds from disposal of property, plant and equipment................           12,982          10,584
                                                                                  -----------     -----------
       Net cash used in investing activities................................          (63,008)        (64,173)
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt...............................          122,960          64,111
     Principal payments of long-term debt...................................          (46,400)        (62,040)
     Net change in short-term borrowings....................................           (5,054)         22,375
     Purchases of treasury stock............................................          (68,766)        (54,026)
     Proceeds from employee stock option exercises..........................           25,754          45,048
     Payment of common stock dividends......................................          (12,227)              -
                                                                                  -----------     -----------
       Net cash provided by financing activities............................           16,267          15,468
                                                                                  -----------     -----------
   Effect of exchange rate changes on cash..................................             (748)           (847)
                                                                                  -----------     -----------
   Increase (decrease) in cash and cash equivalents.........................           (1,987)          4,222
   Cash and cash equivalents at beginning of period.........................           53,596          51,286
                                                                                  -----------     -----------
   Cash and cash equivalents at end of period...............................      $    51,609          55,508
                                                                                  ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest...................................................      $    21,242          18,810
   Cash paid for income taxes...............................................           82,754          46,823

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. The planned adoption of Statement of Financial Accounting Standards ("SFAS") No. 123r, "Share-Based Payment," is more fully disclosed in Note 9. Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

3. LITIGATION-RELATED CHARGE

During the second quarter of 2004, the Company recorded litigation-related charges totaling $31.4 million, or $20.4 million on an after-tax basis. The 2004 charge, which consisted of an estimated loss provision, legal fees and other directly related costs, resulted from a complaint which alleged that certain of the Company's roller cone drill bit designs infringed several of the plaintiff's U.S. patents. In the accompanying consolidated condensed statement of operations for the three and six months ended June 30, 2004, $28.8 million of the charges are included in general and administrative expenses and the remainder are recorded in costs of revenues. The current status of this legal matter is discussed in Note 14.

4. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued under the treasury stock method. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ---------------------------     --------------------------
                                                                      2005              2004           2005           2004
                                                                    -----------      ----------     -----------    -----------
BASIC EPS:
   Net income....................................................   $    68,060     $    27,477     $   134,212    $    72,327
                                                                    ===========     ===========     ===========    ===========
   Weighted average number of common  shares outstanding.........       101,107         101,580         101,298        101,325
                                                                    ===========     ===========     ===========    ===========
   Basic EPS.....................................................   $      0.67     $      0.27     $      1.32    $      0.71
                                                                    ===========     ===========     ===========    ===========

DILUTED EPS:
   Net income....................................................   $    68,060     $    27,477     $   134,212    $    72,327
                                                                    ===========     ===========     ===========    ===========
   Weighted average number of common shares outstanding..........       101,107         101,580         101,298        101,325
   Dilutive effect of stock options and restricted stock units...           906           1,082           1,020          1,267
                                                                    -----------     -----------     -----------    -----------
                                                                        102,013         102,662         102,318        102,592
                                                                    ===========     ===========     ===========    ===========
   Diluted EPS...................................................   $      0.67     $      0.27     $      1.31    $      0.70
                                                                    ===========     ===========     ===========    ===========

5. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, certain of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                                June 30,         December 31,
                                                                                  2005               2004
                                                                            ----------------   ----------------
Raw materials............................................................   $        85,276    $        78,773
Work-in-process..........................................................            97,455             81,002
Products purchased for resale............................................           305,036            252,486
Finished goods...........................................................           572,374            530,657
                                                                            ---------------    ---------------
                                                                                  1,060,141            942,918
Reserves to state certain U.S. inventories (FIFO cost of $394,698 and
  $337,080 in 2005 and 2004, respectively) on a LIFO basis...............           (74,667)           (52,456)
                                                                            ---------------    ---------------
                                                                            $       985,474    $       890,462
                                                                            ===============    ===============

During the first six months of 2005, the Company recorded additional LIFO reserves of $22.2 million, primarily reflecting the higher costs of steel and alloy products purchased by the Distribution segment.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                               June 30,          December 31,
                                                                                 2005                2004
                                                                           ----------------    ---------------
Land....................................................................   $        36,524     $       35,954
Buildings...............................................................           145,416            147,442
Machinery and equipment.................................................           562,092            555,469
Rental tools............................................................           400,290            376,043
                                                                           ---------------     --------------
                                                                                 1,144,322          1,114,908
Less-Accumulated depreciation...........................................          (558,801)          (537,954)
                                                                           ---------------     --------------
                                                                           $       585,521     $      576,954
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

                                                         Oilfield         Distribution
                                                          Segment            Segment           Consolidated
                                                       ------------      --------------       -------------
                                                                         (in thousands)
Balance as of December 31, 2004......................  $    675,582       $      37,771       $     713,353
Goodwill acquired....................................         2,943                   -               2,943
Purchase price and other adjustments.................           350                 135                 485
                                                       ------------       -------------       -------------
Balance as of June 30, 2005..........................  $    678,875       $      37,906       $     716,781
                                                       ============       =============       =============

Other Intangible Assets

The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

                                  June 30, 2005                           December 31, 2004
                       -------------------------------------    ------------------------------------
                                                                                                         Weighted
                         Gross                                    Gross                                  Average
                       Carrying     Accumulated                  Carrying    Accumulated               Amortization
                        Amount      Amortization     Net          Amount     Amortization     Net         Period
                       --------     ------------   --------      --------    ------------   --------   ------------
                                                                                                         (years)
Patents.............   $ 42,433        $ 15,726    $ 26,707      $ 42,353       $ 14,532    $ 27,821       15.6
License
  agreements........     25,439           5,677      19,762        26,044          4,420      21,624       11.5
Non-compete
  agreements and
  trademarks........     20,898          10,375      10,523        20,772          8,899      11,873       13.3
Customer lists
   and contracts....      9,711           2,586       7,125         9,232          1,953       7,279       16.9
                       --------        --------    --------      --------       --------    --------       ----
                       $ 98,481        $ 34,364    $ 64,117      $ 98,401       $ 29,804    $ 68,597       14.1
                       ========        ========    ========      ========       ========    ========       ====

Amortization expense of other intangible assets was $2.3 million for each of the three-month periods ended June 30, 2005 and 2004, respectively, and $4.6 million and $4.4 million for the six-month periods ended June 30, 2005 and 2004, respectively. Additionally, estimated future amortization expense is expected to range between $5.0 million and $8.6 million per year for the next five fiscal years.

8. DEBT

The following summarizes the Company's outstanding debt (in thousands):

                                                         June 30,          December 31,
                                                           2005                2004
                                                      --------------     --------------
Current:
  Short-term borrowings............................   $      102,642     $      107,204
  Current portion of long-term debt................           16,378            104,171
                                                      --------------     --------------
                                                      $      119,020     $      211,375
                                                      ==============     ==============
Long-Term:
  Notes, net of unamortized discounts..............   $      393,991     $      397,213
  Revolving credit facilities......................          168,000             80,000
  Term loans and other.............................            6,690             14,756
                                                      --------------     --------------
                                                             568,681            491,969
  Less current portion of long-term debt...........          (16,378)          (104,171)
                                                      --------------     --------------
                                                      $      552,303     $      387,798
                                                      ==============     ==============

In May 2005, the Company finalized a new $400.0 million revolving credit facility with a syndicate of nine financial institutions. The new facility replaced a $400.0 million agreement, which was scheduled to expire in July 2005.

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

Principal payments of long-term debt for the twelve-month periods ending June 30, are as follows (in thousands):

2007....................................        $       7,359
2008....................................              157,011
2009....................................                    -
2010....................................              168,058
Thereafter..............................              219,875
                                                -------------
                                                $     552,303
                                                =============

9. STOCK-BASED COMPENSATION

Stock Options

The Company's Board of Directors and its stockholders have authorized a long-term incentive plan, which includes stock options. As of June 30, 2005, 2.9 million shares were issued and outstanding under the stock option program. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Approximately 134,100 options awarded in 2001 were granted at a strike price more than five percent below the market value on the date of issuance and, thus, do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.1 million of related expense in the accompanying consolidated condensed statements of operations for each of the three-month periods ended June 30, 2005 and 2004, and $0.2 million of related expense for each of the six-month periods ended June 30, 2005 and 2004.

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

Had the Company elected to apply the accounting standards of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                              ----------------------------  -------------------------
                                                                 2005            2004          2005          2004
                                                              ----------     ------------   ------------  -----------
Net income as reported....................................    $  68,060      $    27,477    $   134,212   $   72,327
   Add: Stock-based compensation expense included in
      reported income, net of related tax effect..........           68               68            136          136
   Less: Total pro forma compensation expense related to
      stock options determined under fair value methods,
      net of related tax effect...........................       (2,386)          (2,943)        (4,716)      (5,887)
                                                              ---------      -----------    -----------   ----------
Net income, pro forma.....................................    $  65,742      $    24,602    $   129,632   $   66,576
                                                              =========      ===========    ===========   ==========

Earnings per share:
   As reported:
      Basic...............................................    $    0.67      $      0.27    $      1.32   $     0.71
      Diluted.............................................         0.67             0.27           1.31         0.70

   Pro forma:
      Basic...............................................    $    0.65      $      0.24    $      1.28   $     0.66
      Diluted.............................................         0.64             0.24           1.27         0.65

Restricted Stock

In addition to stock option awards, the Company's Board of Directors and stockholders have approved the issuance of restricted stock and restricted stock units under the long-term incentive plan. Restricted stock units representing 40,504 shares were issued in December 2004 with a grant date market value of $56.26 per share. Accordingly, compensation expense related to the restricted stock unit awards, calculated as the difference between the market value on the date of grant and the exercise price, is being recognized ratably over the four-year vesting period and totaled $0.2 million and $0.3 million for the three and six-month periods ending June 30, 2005, respectively.

On April 26, 2005, stockholders of the Company approved the issuance of performance-based restricted stock units ("performance units"). Performance units representing approximately 148,610 shares have been granted through June 30, 2005; however, the number of shares ultimately issued will be increased or decreased dependent upon the return on equity levels achieved by the Company. In accordance with APB No. 25, compensation expense for the performance units will be determined during the first quarter of 2006 when the actual number of shares issued to participants is known. Management estimates compensation expense, based on the stock price and projected return on equity, and recognizes this amount over the three-year vesting period. Based on the number of shares expected to be awarded and the current stock price, compensation expense related to these awards equaled $0.9 million for the three and six-month periods ending June 30, 2005.

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

Although the Company continues to evaluate the standard and related transition matters, the adoption of SFAS No. 123r is currently expected to result in the recognition of approximately $10 million of additional compensation expense during the year ending December 31, 2006. On an after-tax basis, the adoption of the new standard is expected to reduce earnings by approximately $7 million.

10. STOCKHOLDERS' EQUITY

Dividend Program

The Company's Board of Directors approved a quarterly cash dividend program for stockholders during the first quarter of 2005. The accompanying consolidated condensed statement of cash flows for the six-month period ended June 30, 2005 reflects dividend payments made during the corresponding period.

While the Company expects distributions under the program to continue at regular intervals, the level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and other factors.

Common Stock Repurchases

During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to 5.0 million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During the six-month period ended June 30, 2005, the Company repurchased 1.2 million shares of common stock at an aggregate cost of $68.8 million, bringing the total number of shares acquired under the program to 4.1 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.

11. EMPLOYEE BENEFIT PLANS

The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, totaled $0.8 million for each of the three-month periods ended June 30, 2005 and 2004, and $1.6 million for each of the six-month periods ended June 30, 2005 and 2004, respectively. Company contributions to the pension and postretirement benefit plans during 2005 are expected to total approximately $4.0 million.

12. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                 -------------------------------   -------------------------------
                                                      2005              2004            2005              2004
                                                 ------------      -------------   ------------      -------------
Net income....................................   $    68,060       $     27,477    $   134,212       $     72,327
Changes in unrealized fair value of
  derivatives, net............................        (2,013)              (889)        (2,199)            (2,038)
Pension liability adjustments.................             -                  -           (476)                 -
Currency translation adjustments..............        (7,149)            (1,475)       (13,266)            (2,494)
                                                 -----------       ------------    -----------       ------------
Comprehensive income..........................   $    58,898       $     25,113    $   118,271       $     67,795
                                                 ===========       ============    ===========       ============

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

                                                              June 30,       December 31,
                                                                2005             2004
                                                            ------------     ------------
Currency translation adjustments.......................     $    14,517      $    27,783
Unrealized fair value of derivatives...................          (2,331)            (132)
Pension liability adjustments..........................          (3,723)          (3,247)
                                                            -----------      -----------
Accumulated other comprehensive income.................     $     8,463      $    24,404
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

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                --------------------------------     ---------------------------------
                                                     2005              2004               2005               2004
                                                --------------    --------------     --------------     --------------
Revenues:
   Oilfield Products and Services............   $      969,003    $      787,825     $    1,879,164     $    1,543,315
   Distribution..............................          381,200           276,625            759,237            538,923
                                                --------------    --------------     --------------     --------------
                                                $    1,350,203    $    1,064,450     $    2,638,401     $    2,082,238
                                                ==============    ==============     ==============     ==============

Revenues by Area:
   United States.............................   $      631,174    $      491,572     $    1,202,136     $      933,733
   Canada....................................          123,298            88,396            314,956            215,945
                                                --------------    --------------     --------------     --------------
           North America.....................          754,472           579,968          1,517,092          1,149,678
                                                --------------    --------------     --------------     --------------
   Latin America ............................          115,039            98,633            229,273            191,106
   Europe/Africa ............................          296,682           245,497            555,347            469,473
   Middle East ..............................          124,266            94,542            227,706            179,803
   Far East .................................           59,744            45,810            108,983             92,178
                                                --------------    --------------     --------------     --------------
           Non-North America.................          595,731           484,482          1,121,309            932,560
                                                --------------    --------------     --------------     --------------
                                                $    1,350,203    $    1,064,450     $    2,638,401     $    2,082,238
                                                ==============    ==============     ==============     ==============

Operating Income:
   Oilfield Products and Services............   $      145,876    $       78,102     $      283,732     $      184,514
   Distribution..............................           14,044             6,466             27,561              9,532
   General corporate.........................           (4,538)           (2,033)            (7,739)            (4,050)
                                                --------------    --------------     --------------     --------------
                                                $      155,382    $       82,535     $      303,554     $      189,996
                                                ==============    ==============     ==============     ==============

14. COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $17.6 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $46.8 million of standby letters of credit and bid, performance and surety bonds at June 30, 2005. Management does not expect any material amounts to be drawn on these instruments.

During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $17.7 million associated with this instrument, which includes $1.6 million of interest related to periods subsequent to June 30, 2005. Management, however, does not expect any amounts to be drawn on this instrument.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $17.3 million as of June 30, 2005.

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

This case was tried in the second quarter of 2004, and the plaintiff was ultimately awarded $41.1 million, which includes the original jury assessment of $24.0 million, a subsequent award enhancement, attorney's fees and prejudgment interest. The Company filed a notice of appeal in the fourth quarter of 2004, and a ruling from the appellate court is not anticipated until the first quarter of 2006.


Although an appeal of this ruling is currently underway, the Company is continuing to pursue other options, including possible settlement of related claims outstanding. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recognized by the Company reflect the best estimate of its potential loss exposure. In the event the appeal is unsuccessful on all grounds, which management currently believes is unlikely, the Company would be required to record an additional $16.1 million of litigation-related costs associated with this matter.


Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above and, as such, the Company defended the allegations and sought to invalidate the patents involved. In July 2005, the Patents Court rendered its opinion in the U.K. action, ruling in favor of Smith. The judge invalidated the plaintiff's patents and awarded Smith a specified amount of attorney's fees which will be recovered from the plaintiff in the third quarter of 2005.

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

As of June 30, 2005, the Company's environmental reserve totaled $9.3 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2005, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the fourth quarter of 2005. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $23.6 million, impacting earnings and cash flows in future periods.

15. SUBSEQUENT EVENT

On July 20, 2005, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Stockholders of record as of August 5, 2005 are entitled to the dividend, which is to be distributed on or about August 24, 2005.

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

Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during the second quarter of 2005, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 30 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 59 percent of the Company's second quarter 2005 revenues were generated in markets outside of North America.

BUSINESS OUTLOOK

Near-term drilling activity will largely be influenced by the seasonal recovery in Canada, supported by a sharp rebound in the number of land-based drilling projects from the levels experienced in the second quarter of 2005. And, drilling activity in markets outside of Canada should increase modestly throughout the remainder of the year as exploration and production companies focus on higher-reserve projects in the U.S. Gulf of Mexico, Europe/Africa and the Middle East markets. In addition to the anticipated increase in drilling activity and the more favorable product mix which could result from increased drilling in the U.S. deepwater market, recently announced price increases in our Oilfield segment businesses could also influence near-term financial results. Tropical weather disturbances are, however, typically experienced in the Gulf of Mexico during the third calendar quarter which influences the level of planned drilling programs and, in certain circumstances, may result in the curtailment of some offshore drilling operations. Although a number of factors impact drilling activity levels, our business is highly dependent on the general economic environment in the United States and other major world economies - which ultimately impact energy consumption and the resulting demand for our products and services. A significant deterioration in the global economic environment could adversely impact worldwide drilling activity and the future financial results of the Company.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "anticipate," "believe," "could," "estimate," "expect," "project" and similar terms. These statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, industry conditions, changes in laws or regulations and other risk factors outlined in the Company's Form 10-K for the fiscal year ended December 31, 2004, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information or future events.

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

                                             Three Months Ended June 30,                         Six Months Ended June 30,
                                       --------------------------------------------  ---------------------------------------------
                                                2005                  2004                    2005                   2004
                                       --------------------  ----------------------  ---------------------  ----------------------
                                           Amount       %        Amount        %         Amount       %         Amount         %
                                       --------------- ----  ---------------  -----  --------------- -----  ---------------   ----
FINANCIAL DATA: (dollars in thousands)

REVENUES:
  M-I SWACO........................    $      659,971    49  $      550,257     52   $   1,278,517     48   $   1,069,342      51
  Smith Technologies...............           137,681    10         121,184     11         279,905     11         246,525      12
  Smith Services...................           171,351    13         116,384     11         320,742     12         227,448      11
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
    Oilfield Products and Services            969,003    72         787,825     74       1,879,164     71       1,543,315      74
  Wilson...........................           381,200    28         276,625     26         759,237     29         538,923      26
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
       Total.......................    $    1,350,203   100  $    1,064,450    100   $   2,638,401    100   $   2,082,238     100
                                       ==============   ===  ==============    ===   =============    ===   =============     ===

GEOGRAPHIC REVENUES:
United States:
  Oilfield Products and Services...    $      344,965    26  $      277,518     26   $     662,020     25   $     540,527      26
  Distribution.....................           286,209    21         214,054     20         540,116     21         393,206      19
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
       Total United States.........           631,174    47         491,572     46       1,202,136     46         933,733      45
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
Canada:
  Oilfield Products and Services...            49,444     4          40,296      4         136,575      5          99,114       5
  Distribution.....................            73,854     5          48,100      4         178,381      7         116,831       5
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
       Total Canada................           123,298     9          88,396      8         314,956     12         215,945      10
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
Non-North America:
  Oilfield Products and Services...           574,594    42         470,011     44       1,080,569     41         903,674      44
  Distribution.....................            21,137     2          14,471      2          40,740      1          28,886       1
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
       Total Non-North America.....           595,731    44         484,482     46       1,121,309     42         932,560      45
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
          Total Revenue............    $    1,350,203   100  $    1,064,450    100   $   2,638,401    100   $   2,082,238     100
                                       ==============   ===  ==============    ===   =============    ===   =============     ===

OPERATING INCOME:
  Oilfield Products and Services...    $      145,876    15  $       78,102     10   $     283,732     15   $     184,514      12
  Distribution.....................            14,044     4           6,466      2          27,561      4           9,532       2
  General Corporate................            (4,538)    *          (2,033)     *          (7,739)     *          (4,050)      *
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
          Total....................    $      155,382    12  $       82,535      8   $     303,554     12   $     189,996       9
                                       ==============   ===  ==============    ===   =============    ===   =============     ===

MARKET DATA:
AVERAGE WORLDWIDE RIG COUNT: (1)
  United States....................             1,641    53           1,387     51           1,595     50           1,347      48
  Canada...........................               211     7             198      7             352     11             336      12
  Non-North America................             1,264    40           1,120     42           1,240     39           1,114      40
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
          Total....................             3,116   100           2,705    100           3,187    100           2,797     100
                                       ==============   ===  ==============    ===   =============    ===   =============     ===
  Onshore..........................             2,596    83           2,242     83           2,680     84           2,331      83
  Offshore.........................               520    17             463     17             507     16             466      17
                                       --------------   ---  --------------    ---   -------------    ---   -------------     ---
          Total....................             3,116   100           2,705    100           3,187    100           2,797     100
                                       ==============   ===  ==============    ===   =============    ===   =============     ===

AVERAGE COMMODITY PRICES:
  Crude Oil ($/Bbl) (2)............    $        53.01        $        38.12          $       51.36          $       36.63
  Natural Gas ($/mcf) (3)..........    $         6.68        $         5.91          $        6.48          $        5.66

(1) Source:  M-I SWACO.

(2) Average weekly West Texas Intermediate ("WTI") spot closing prices.

(3) Average weekly composite spot U.S. wellhead prices.

* not meaningful

Oilfield Products and Services Segment

Revenues

M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for approximately four percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO's revenues totaled $660.0 million for the second quarter of 2005, an increase of 20 percent above the prior year period. The majority of the revenue increase was generated in markets outside of North America, where revenues grew 20 percent largely due to the underlying activity level increase of 13 percent. The year-over-year improvement in non-North American revenues also reflects the impact of new contract awards and increased customer spending, primarily in Europe/Africa and the Middle East markets. North American revenues, which accounted for one-third of the improvement, were 20 percent above the prior year level as increased exploration and production spending related to land-based drilling programs more than offset a modest reduction in U.S. offshore revenues attributable to an unfavorable shift in customer mix in the deepwater market. For the six-month period, M-I SWACO reported revenues of approximately $1.3 billion, a 20 percent increase over the amount reported in the first six months of 2004. The majority of the revenue growth was reported in markets outside North America, primarily the Middle East, North Sea and West Africa regions, reflecting higher activity levels and, to a lesser extent, new contract awards and increased investment by major and international exploration and production companies.

Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company's other businesses. Moreover, Smith Technologies has the highest North American revenue exposure of the Oilfield segment units driven, in part, by the significance of its Canadian operations. Accordingly, the seasonal Canadian drilling decline, which occurs in the second quarter, adversely impacts the unit's financial performance. Smith Technologies reported revenues of $137.7 million for the quarter ended June 30, 2005, an increase of 14 percent over the comparable prior year period. The year-over-year comparison was impacted by the inclusion of several large international export orders in the second quarter of 2005. Excluding export orders, revenues were approximately 10 percent above the level reported in the prior year quarter, influenced by the increase in worldwide activity levels. Approximately two-thirds of the year-over-year growth in non-export sales was reported in markets outside North America driven by increased customer spending in the Middle East and Latin America. North American business volumes improved six percent as increased customer demand for diamond drill bit products specifically designed for the North American rental market more than offset lower unit sales of three-cone drill bits. For the six-month period, Smith Technologies reported revenues of $279.9 million, a 14 percent improvement over the comparable period of 2004, influenced by the increase in worldwide activity levels. The majority of the revenue growth was generated in North America, again, driven by increased demand for diamond drill bits and, to a lesser extent, improved pricing.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended June 30, 2005, Smith Services' revenues totaled $171.4 million, 47 percent above the prior year period. The year-over-year revenue growth was influenced by a higher level of tubular product orders in the current period and incremental revenues from acquisitions, primarily the CanFish operations acquired in July 2004. Excluding the impact of acquisitions and tubular sales, which are not highly correlated to drilling activity, base business revenues were approximately 27 percent above the prior year period driven by the increase in worldwide E&P spending levels. Two-thirds of the core business growth was generated in non-North American markets, primarily attributable to higher customer demand for remedial product and service lines. For the first half of 2005, Smith Services reported revenues of $320.7 million, a 41 percent increase from the comparable prior year period. Excluding the impact of increased tubular sales volumes, revenues were 33 percent above the level reported in the first six months of 2004. The revenue improvement reflects higher sales across all core product lines, driven by the general increase in global exploration and production spending levels. Two-thirds of the revenue growth was reported in North America, influenced by strong demand for remedial product and service lines and, to a lesser extent, incremental revenues from acquisitions.

Operating Income

Operating income for the Oilfield Products and Services segment was $145.9 million, or 15.1 percent of revenues, for the three months ended June 30, 2005. The year-over-year comparison was impacted by recognition of a $31.4 million litigation-related charge in the second quarter of 2004. Excluding the impact of the charge, segment operating margins were 1.2 percentage points above the prior year period reflecting reduced operating expenses as a percentage of revenues, partially offset by a slight deterioration in gross profit margins. Gross margins were impacted by a combination of rising commodity costs and an unfavorable shift in business mix from higher-margin product lines and geographic areas to products and regions with lower comparable margins. On an absolute dollar basis, second quarter 2005 operating income increased $36.3 million, exclusive of the prior year charge. The operating income improvement reflects the impact of higher revenue volumes on gross profit, partially offset by growth in variable-based operating expenses, including additional field engineering support personnel. For the six-month period, Oilfield operating margins improved one percentage point, exclusive of the prior year litigation-related charge, reflecting increased coverage of fixed sales and administrative costs as gross margins were relatively comparable period-to-period. On an absolute dollar basis, six-month operating income was $67.8 million above the comparable prior year period, exclusive of the charge, attributable to the impact of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with approximately 95 percent of Wilson's second quarter 2005 revenues generated in those markets. Moreover, approximately one-third of Wilson's revenues relate to sales to the industrial and downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $381.2 million for the second quarter of 2005, 38 percent above the comparable prior year period. The revenue improvement was impacted by increased demand for tubular products, sales of which were approximately 45 percent above the amount reported in the prior year quarter. Over two-thirds of the year-over-year revenue growth was reported by the energy sector operations, influenced by increased North American activity levels and new contract awards. Industrial and downstream revenues grew 28 percent above the prior year level, benefiting from additional line pipe projects in the engineering and construction market. In the first six months of 2005, Wilson reported revenues totaling $759.2 million, an increase of 41 percent from the first six months of 2004. The majority of the revenue variance from the prior year period was generated by the upstream energy operations, reflecting higher North American activity levels, the impact of new contract awards and, to a lesser extent, strong demand for tubular products.

Operating Income

Operating income for the Distribution segment was $14.0 million, or 3.7 percent of revenues, for the quarter ended June 30, 2005. Segment operating income increased $7.6 million above the amount reported in the prior year period, equating to incremental operating margins of seven percent. Incremental operating income was driven by year-over-year improvement reported in the energy sector operations attributable to increased coverage of fixed sales and administrative costs. The lower expense ratio more than offset deterioration in gross profit margins associated with higher tubular product costs and an increased proportion of lower-margin project business. On a year-to-date basis, Distribution operating margins improved 1.8 percentage points, again, reflecting the impact of lower operating expenses as a percentage of revenues. On an absolute dollar basis, segment operating income was $18.0 million above the amount reported in the first half of 2004. The operating income variance reflects the impact of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses.

Consolidated Results

For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                          Three Months Ended June 30,                     Six Months Ended June 30,
                                   -------------------------------------------   --------------------------------------------
                                          2005                   2004                    2005                    2004
                                   --------------------   --------------------   ----------------------  --------------------
                                      Amount       %         Amount        %         Amount        %         Amount        %
                                   -------------- -----   --------------  ----   ---------------  ----   --------------- ----
Revenues........................   $   1,350,203   100    $   1,064,450   100    $   2,638,401     100   $   2,082,238    100
Gross profit....................         399,138    30          327,368    31          784,550      30         641,370     31
Operating expenses..............         243,756    18          244,833    23          480,996      18         451,374     22
                                   -------------   ---    -------------   ---    -------------     ---   -------------    ---
Operating income................         155,382    12           82,535     8          303,554      12         189,996      9
Interest expense................          10,992     1            9,399     1           21,332       1          18,838      1
Interest income.................            (436)    -             (289)    -             (804)      -            (654)     -
                                   -------------   ---    -------------   ---    -------------     ---   -------------    ---
Income before income taxes and
   minority interests...........         144,826    11           73,425     7          283,026      11         171,812      8
Income tax provision............          46,828     4           23,981     2           91,974       4          55,826      3
Minority interests..............          29,938     2           21,967     2           56,840       2          43,659      2
                                   -------------   ---    -------------   ---    -------------     ---   -------------    ---
Net income......................   $      68,060     5    $      27,477     3    $     134,212       5   $      72,327      3
                                   =============   ===    =============   ===    =============     ===   =============    ===

Consolidated revenues were $1.4 billion for the second quarter of 2005, 27 percent above the prior year period, primarily attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 23 percent year-over-year with the majority of the increase generated in markets outside North America, reflecting higher activity levels and, to a lesser extent, the impact of new contract awards and additional customer spending primarily in Europe/Africa and the Middle East regions. The Distribution operations, influenced by a combination of strong demand for tubular products, increased North American drilling and completion activity and new contract awards, reported a 38 percent increase from the prior year quarter and also contributed to the consolidated revenue improvement. For the first half of 2005, consolidated revenues were $2.6 billion, 27 percent above the comparable 2004 period, with Oilfield segment business volumes contributing the majority of the revenue growth. Oilfield segment revenues rose 22 percent over amounts reported in the prior year period with the increase balanced between North American and non-North American markets. The revenue improvement reflects higher global activity levels and increased customer spending.

Gross profit totaled $399.1 million for the second quarter 22 percent above the prior year period. Gross profit increased $71.8 million over the prior year quarter, primarily reflecting higher sales volumes in the Oilfield operations associated with improved worldwide activity levels. Gross profit margins for the second quarter of 2005 were 30 percent of revenues, one percentage point below the margins reported in the comparable prior year period. The gross margin deterioration reflects an unfavorable shift in product mix, largely within the Distribution operations, as revenues from higher-margin products and services were replaced with increased tubular and project-related sales volumes which carry lower comparable margins. Additionally, an increased proportion of Distribution segment sales, which historically generate lower margins than the Oilfield operations, also contributed to the deterioration in consolidated gross profit margins. For the six-month period, gross profit totaled $784.6 million, or 30 percent of revenues, one percentage point below the gross profit margins reported in the comparable prior year period. Gross margins were, again, impacted by an unfavorable shift in business mix. On an absolute dollar basis, gross profit was $143.2 million above the six-month period ended June 30, 2004, largely attributable to higher sales volumes in the Oilfield operations.

Operating expenses, consisting of selling, general and administrative expenses, decreased $1.1 million from the prior year quarter. Operating expenses in the prior year quarter included a $28.8 million charge consisting of an estimated loss provision, legal fees and other costs directly associated with a patent infringement case. Excluding the charge, operating expenses increased on an absolute dollar basis; however, as a percentage of revenues, decreased 2.2 percentage points from the prior year quarter. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including investment in personnel and infrastructure to support the expanding business operations. Compared to the first six-months of 2004, operating expenses increased $58.4 million, exclusive of the prior year charge, due to variable-related costs associated with the improved business volumes and, to a lesser extent, legal fees associated with defending the patent litigation case.

Net interest expense, which represents interest expense less interest income, equaled $10.6 million in the second quarter of 2005. Net interest expense increased $1.4 million and $2.3 million from the prior year quarter and first six months of 2004, respectively. The variance in both periods reflects higher average debt levels and, to a lesser extent, an increase in variable interest rates.

The effective tax rate for the second quarter approximated 32 percent, which was below the 33 percent effective rate reported in the prior year period and the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision. The effective rate declined from the level reported in the prior year period, primarily attributable to a higher proportion of M-I SWACO's U.S. partnership earnings. On a year-to-date basis, the effective tax rate of 32 percent was comparable to the rate reported in the first half of 2004.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $8.0 million and $13.2 million above amounts reported in the prior year quarter and first half of 2005, respectively, due to the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2005, cash and cash equivalents equaled $51.6 million. During the first six months of 2005, the Company generated $45.5 million of cash flows from operations as compared to the $53.8 million generated in the comparable prior year period. The continued improvement in worldwide drilling activity has resulted in higher working capital levels, particularly the required investment in accounts receivable and inventories, which more than offset the impact of increased profitability levels in the first half of 2005.

During the first six months of 2005, cash flows used in investing activities totaled $63.0 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $58.3 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Cash used for investing activities during the first half of 2005 was comparable with amounts reported in the prior year period as the higher level of capital spending in the current period, reflecting additional investment in rental tool equipment associated with increased drilling activity, was offset by lower acquisition funding period-to-period.

Cash flows provided by financing activities totaled $16.3 million for the first half of 2005. Due to the higher business volumes, which impacted the required investment in working capital, cash flows from operations were not sufficient to fully fund non-operating activities. As a result, the Company was required to borrow $71.5 million under existing credit facilities to fund dividend payments and share purchases under a stock buyback program.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of June 30, 2005, the Company had $168.0 million drawn and $4.5 million of letters of credit issued under the facility, resulting in $227.5 million of capacity available under its U.S revolving credit facilities for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At June 30, 2005, the Company had available borrowing capacity of $67.5 million under the non-U.S. borrowing facilities.

The Company's external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of June 30, 2005, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

During the first quarter of 2005, the Company's Board of Directors initiated a cash dividend program for stockholders. The projected annual payout of approximately $49 million is expected to be funded with cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.

The Company also has approximately 0.9 million shares remaining under an authorized share buyback program. The purchase of the remaining shares under the authorization would result in a cash outflow of approximately $65 million if these shares were acquired as of the filing date of this Form 10-Q. This amount, if necessary, would be funded with cash flows from operations or amounts available under existing credit facilities.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit and Guarantees

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $17.6 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $46.8 million of standby letters of credit and bid, performance and surety bonds at June 30, 2005. Management does not expect any material amounts to be drawn on these instruments.

During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $17.7 million associated with this instrument, which includes $1.6 million of interest related to periods subsequent to June 30, 2005. Management, however, does not expect any amounts to be drawn on this instrument.

The Company has also provided loan guarantees related to certain joint ventures accounted for under the equity method of accounting. As the net assets and cash flows of these entities are available to satisfy obligations as they become due, management believes the likelihood is remote that the Company will be required to perform under these guarantees. The Company's estimated maximum exposure under these loan guarantees approximated $17.3 million as of June 30, 2005.

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

This case was tried in the second quarter of 2004, and the plaintiff was ultimately awarded $41.1 million, which includes the original jury assessment of $24.0 million, a subsequent award enhancement, attorney's fees and prejudgment interest. The Company filed a notice of appeal in the fourth quarter of 2004, and a ruling from the appellate court is not anticipated until the first quarter of 2006.

Although an appeal of this ruling is currently underway, the Company is continuing to pursue other options, including possible settlement of related claims outstanding. Based on the facts and circumstances and the opinion of outside counsel, management believes that the amounts recognized by the Company reflect the best estimate of its potential loss exposure. In the event the appeal is unsuccessful on all grounds, which management currently believes is unlikely, the Company would be required to record an additional $16.1 million of litigation-related costs associated with this matter.

Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above and, as such, the Company defended the allegations and sought to invalidate the patents involved. In July 2005, the Patents Court rendered its opinion in the U.K. action, ruling in favor of Smith. The judge invalidated the plaintiff's patents and awarded Smith a specified amount of attorney's fees which will be recovered from the plaintiff in the third quarter of 2005.

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

As of June 30, 2005, the Company's environmental reserve totaled $9.3 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2005, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the fourth quarter of 2005. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $23.6 million, impacting earnings and cash flows in future periods.

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

Although the Company continues to evaluate the standard and related transition matters, the adoption of SFAS No. 123r is currently expected to result in the recognition of approximately $10 million of additional compensation expense during the year ending December 31, 2006. On an after-tax basis, the adoption of the new standard is expected to reduce earnings by approximately $7 million.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During 2001, the Company's Board of Directors authorized a share buyback program which allows for the repurchase of up to five million shares of common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2005, the Company repurchased 0.8 million shares of common stock under the program at an aggregate cost of $47.7 million bringing the total number of shares acquired under the program to 4.1 million. The acquired shares have been added to the Company's treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.

      A summary of the Company's repurchase activity for the three months ended June 30, 2005 is as follows:

                          Total                      Total Number of
                        Number of      Average     Shares Purchased as    Number of Shares that
                          Shares     Price Paid      Part of Publicly     May Yet Be Purchased
       Period           Purchased     per Share     Announced Program       Under the Program
------------------    -----------   ------------   -------------------    ---------------------
April 1 - April 30        127,600   $      58.34            127,600              1,646,300
May 1 - May 31            712,700          56.51            712,700                933,600
June 1 - June 30                -              -                  -                933,600
                          -------   ------------            -------              ---------
2nd Quarter 2005          840,300   $      56.79            840,300                933,600

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders on April 26, 2005, stockholders of the Company elected all nominated directors, approved an amendment to the Company's Restated Certificate of Incorporation, approved the Smith International, Inc. Long-Term Incentive Compensation Plan as amended and restated, and ratified Deloitte & Touche LLP as auditors for 2005 by the votes shown below.

                                                          For        Withheld
                                                       ----------    ----------
Election of Directors:
    G. Clyde Buck.................................     87,724,825     6,225,967
    Loren K. Carroll..............................     89,844,096     4,106,696
    Dod A. Fraser.................................     91,162,868     2,787,924

                                                          For         Against      Abstain
                                                       ----------    ----------    -------
Approval of an amendment to the Smith International,
    Inc. Restated Certificate of Incorporation to
    increase the number of authorized shares of
    common stock to 250,000,000...................     88,667,491     5,249,099    34,202
Approval of the Smith International, Inc.
    Long-Term Incentive Compensation Plan.........     83,166,856     4,251,939    50,068
Ratification of Deloitte & Touche LLP as
    auditors for the Company for 2005.............     93,818,469       102,089    30,234

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

Exhibits designated with an "*" are filed, and with an "**" furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed, as indicated below, are incorporated by reference.

   3.1 Restated Certificate of Incorporation of the Company as amended by Certificate of Amendment of Articles of Incorporation of the Company, dated as of July 8, 1987, and Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated November 17, 1987. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

   3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 23, 2001. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-8 dated July 26, 2001 and incorporated herein by reference.

   3.3* Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated April 27, 2005.

   3.4*       Restated Certificate of Incorporation of the Company, dated July
              26, 2005.

   3.5 Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company's report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

   10.1+ Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company's report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

   10.2+ Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005. Filed as
              Exhibit 10.1 to the Company's report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

   10.3*+ First Amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005, dated June 16, 2005.

   10.4+      1989 Long-Term Incentive Compensation Plan Form of
              Performance-Based Restricted Stock Agreement. Filed as Exhibit
              10.2 to the Company's report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

   10.5+ Director Compensation Summary of Smith International, Inc. Filed as Exhibit 10.1 to the Company's report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

   10.6+ Smith International, Inc. Stock Plan for Outside Directors, as amended and restated effective January 1, 2005. Filed as Exhibit
              10.2 to the Company report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

   31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SMITH INTERNATIONAL, INC.
                                   Registrant

Date: August 9, 2005               By:  /s/ Doug Rock
                                        ---------------------------------------
                                        Doug Rock
                                        Chairman of the Board, Chief Executive
                                        Officer,
                                        President and Chief Operating Officer
                                        (principal executive officer)

Date: August 9, 2005               By:  /s/ Margaret K. Dorman
                                        ---------------------------------------
                                        Margaret K. Dorman
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (principal financial and accounting
                                        officer)

                                  EXHIBIT INDEX

Exhibits designated with an "*" are filed, and with an "**" furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed, as indicated below, are incorporated by reference.

Exhibit
Number                                 Description
   3.1      Restated Certificate of Incorporation of the Company as amended by
            Certificate of Amendment of Articles of Incorporation of the
            Company, dated as of July 8, 1987, and Certificate of Amendment to
            Restated Certificate of Incorporation of the Company, dated November
            17, 1987. Filed as Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

   3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 23, 2001. Filed as Exhibit 3.2 to the
            Company's Registration Statement on Form S-8 dated July 26, 2001 and incorporated herein by reference.

   3.3* Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated April 27, 2005.

   3.4*     Restated Certificate of Incorporation of the Company, dated July 26,
            2005.

   3.5      Restated Bylaws of the Company. Filed as Exhibit 3.3 to the
            Company's report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

   10.1+ Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the
            Company's report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

   10.2+ Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005. Filed as Exhibit
            10.1 to the Company's report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

   10.3*+   First Amendment to the Smith International, Inc. 1989 Long-Term
            Incentive Compensation Plan as amended and restated effective
            January 1, 2005, dated June 16, 2005.

   10.4+    1989 Long-Term Incentive Compensation Plan Form of Performance-Based
            Restricted Stock Agreement. Filed as Exhibit 10.2 to the Company's report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

   10.5+    Director Compensation Summary of Smith International, Inc. Filed as
            Exhibit 10.1 to the Company's report on Form 8-K dated April 20,
            2005 and incorporated herein by reference.

   10.6+ Smith International, Inc. Stock Plan for Outside Directors, as amended and restated effective January 1, 2005. Filed as Exhibit
            10.2 to the Company report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

   31.1*    Certification of Chief Executive Officer pursuant to Rule 13a-14 or
            15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2*    Certification of Chief Financial Officer pursuant to Rule 13a-14 or
            15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.