Form 10-Q
period 2005-09-30
SMITH INTERNATIONAL INC
filed 2005-11-09
CIK 721083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Registrant's common stock as of November 1, 2005 was 212,390,228.

                                      INDEX

                                                                                                                          PAGE
                                                                                                                           NO.
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Months and Nine Months ended September 30, 2005 and 2004 ..................................  1

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  As of September 30, 2005 and December 31, 2004 ..........................................................  2

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Nine Months ended September 30, 2005 and 2004 ...................................................  3

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS ....................................................  4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................... 13

         ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES .................................................... 22

         ITEM 4.  CONTROLS AND PROCEDURES ................................................................................. 22

PART II - OTHER INFORMATION

         ITEMS 1-6 ........................................................................................................ 23

SIGNATURES................................................................................................................. 24

EXHIBIT INDEX ............................................................................................................. 25

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                          ------------------------------    -----------------------------
                                              2005             2004             2005            2004
                                          -------------    -------------    -------------   -------------
Revenues................................  $   1,410,162    $   1,119,184    $   4,048,563   $   3,201,422

Costs and expenses:
   Costs of revenues...................         985,558          780,201        2,839,409       2,221,069
   Selling expenses.....................        199,972          172,348          575,166         500,890
   General and administrative expenses..         53,217           48,418          159,019         171,250
                                          -------------    -------------    -------------   -------------
     Total costs and expenses...........      1,238,747        1,000,967        3,573,594       2,893,209
                                          -------------    -------------    -------------   -------------

Operating income........................        171,415          118,217          474,969         308,213

Interest expense........................         11,001            9,965           32,333          28,803
Interest income.........................           (339)            (327)          (1,143)           (981)
                                          -------------    -------------    -------------   -------------

Income before income taxes and
   minority interests...................        160,753          108,579          443,779         280,391

Income tax provision....................         51,970           35,129          143,944          90,955

Minority interests......................         29,279           21,557           86,119          65,216
                                          -------------    -------------    -------------   -------------
Net income..............................  $      79,504    $      51,893    $     213,716   $     124,220
                                          =============    =============    =============   =============

Earnings per share:
   Basic................................  $        0.40    $        0.26    $        1.06   $        0.61
   Diluted..............................  $        0.39    $        0.25    $        1.05   $        0.61

Weighted average shares outstanding:
   Basic................................        201,013          202,580          202,063         202,626
   Diluted..............................        203,031          204,848          204,120         205,091

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except par value data)
                                   (Unaudited)

                                                                            September 30,       December 31,
                                                                                2005                2004
                                                                            -------------       ------------
                                  ASSETS
CURRENT ASSETS:

   Cash and cash equivalents.............................................   $      65,342       $     53,596
   Receivables, net......................................................       1,113,614            963,622
   Inventories, net......................................................       1,018,724            890,462
   Deferred tax assets, net..............................................          52,111             47,083
   Prepaid expenses and other............................................          72,780             64,869
                                                                            -------------       ------------
      Total current assets...............................................       2,322,571          2,019,632
                                                                            -------------       ------------
Property, Plant and Equipment, net.......................................         603,514            576,954

Goodwill, net............................................................         724,463            713,353

Other Intangible Assets, net.............................................          81,342             68,597

Other Assets.............................................................         134,733            128,242
                                                                            -------------       ------------
Total Assets.............................................................   $   3,866,623       $  3,506,778
                                                                            =============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt...........   $     124,118       $    211,375
   Accounts payable......................................................         477,307            376,782
   Accrued payroll costs.................................................          92,508             89,200
   Income taxes payable..................................................          98,131             91,587
   Other.................................................................         135,479            118,413
                                                                            -------------       ------------
      Total current liabilities..........................................         927,543            887,357
                                                                            -------------       ------------

Long-Term Debt...........................................................         555,218            387,798

Deferred Tax Liabilities.................................................          97,157             93,777

Other Long-Term Liabilities..............................................          86,707             82,352

Minority Interests.......................................................         706,951            654,683

Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000 shares authorized; no shares
      issued or outstanding in 2005 or 2004..............................               -                  -
    Common stock, $1 par value; 250,000 shares authorized
       (150,000 shares authorized in 2004); 212,385 shares issued in 2005
      (105,297 shares issued in 2004, on a pre-split basis)..............         212,385            105,297
    Additional paid-in capital...........................................         363,403            432,395
    Retained earnings....................................................       1,138,937            961,574
    Accumulated other comprehensive income...............................           9,409             24,404
    Less - Treasury securities, at cost; 11,996 common shares in
       2005 (4,222 common shares in 2004, on a pre-split basis)..........        (231,087)          (122,859)
                                                                            -------------       ------------
      Total stockholders' equity.........................................       1,493,047          1,400,811
                                                                            -------------       ------------
Total Liabilities and Stockholders' Equity...............................   $   3,866,623       $  3,506,778
                                                                            =============       ============

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SMITH INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                     2005            2004
                                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................      $   213,716     $   124,220
   Adjustments to reconcile net income to net cash provided by  operating activities, excluding the net effects of acquisitions:
     Litigation-related charge..............................................                -          31,439
     Depreciation and amortization..........................................           86,555          79,286
     Minority interests.....................................................           86,119          65,216
     Deferred income tax benefit............................................           (3,427)         (3,747)
     Provision for losses on receivables....................................            2,864           3,349
     Gain on disposal of property, plant and equipment......................          (11,805)         (7,764)
     Gain on sale of investments in unconsolidated subsidiaries.............           (5,898)              -
     Foreign currency translation losses (gains)............................              (80)          2,363
   Changes in operating assets and liabilities:
     Receivables............................................................         (160,586)       (108,189)
     Inventories............................................................         (135,807)        (93,618)
     Accounts payable.......................................................          103,999          41,956
     Other current assets and liabilities...................................           16,459         (15,195)
     Other non-current assets and liabilities...............................          (18,764)         (1,835)
                                                                                  -----------     -----------
       Net cash provided by operating activities............................          173,345         117,481
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired.....................................          (31,702)        (45,762)
     Purchases of property, plant and equipment.............................         (115,645)        (75,568)
     Proceeds from disposal of property, plant and equipment................           20,377          15,093
     Proceeds from sale of investments in unconsolidated subsidiaries.......           20,496               -
                                                                                  -----------     -----------
       Net cash used in investing activities................................         (106,474)       (106,237)
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt...............................          132,049          68,770
     Principal payments of long-term debt...................................          (54,287)        (78,946)
     Net change in short-term borrowings....................................            1,757          19,126
     Purchases of treasury stock............................................         (108,228)        (54,026)
     Proceeds from employee stock option exercises..........................           26,561          48,212
     Payment of common stock dividends......................................          (24,316)              -
     Distributions to minority interest partner.............................          (28,000)              -
                                                                                  -----------     -----------
       Net cash provided by (used in) financing activities..................          (54,464)          3,136
                                                                                  -----------     -----------
   Effect of exchange rate changes on cash..................................             (661)           (631)
                                                                                  -----------     -----------
   Increase in cash and cash equivalents....................................           11,746          13,749
   Cash and cash equivalents at beginning of period.........................           53,596          51,286
                                                                                  -----------     -----------
   Cash and cash equivalents at end of period...............................      $    65,342     $    65,035
                                                                                  ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest...................................................      $    39,080     $    35,766
   Cash paid for income taxes...............................................          127,495          69,779

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. The planned adoption of Statement of Financial Accounting Standards ("SFAS") No. 123r, "Share-Based Payment," is more fully disclosed in Note 11. Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

3.    STOCK SPLIT

On July 20, 2005, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Stockholders of record as of August 5, 2005 were entitled to the dividend, which was distributed on August 24, 2005.

The September 30, 2005 consolidated condensed balance sheet includes the reclassification of $106.2 million from additional paid-in capital to the common stock account, in order to reflect the transaction. Additionally, all prior year share and option amounts included in the accompanying consolidated condensed financial statements and related notes have been restated for the effect of the stock split.

4.    LITIGATION-RELATED CHARGE

During the prior year, the Company recorded litigation-related charges totaling $31.4 million, or $20.4 million on an after-tax basis. The second quarter 2004 charge, which consisted of an estimated loss provision, legal fees and other directly related costs, resulted from a complaint which alleged that certain of the Company's roller cone drill bit designs infringed several of the plaintiff's U.S. patents. In the accompanying consolidated condensed statement of operations for the nine months ended September 30, 2004, $28.8 million of the charges are included in general and administrative expenses and the remainder are recorded in costs of revenues. The current status of this legal matter is discussed in
Note 16.

5.    ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2005, the Company completed four acquisitions in exchange for aggregate cash consideration of $31.7 million. The consideration primarily relates to the purchase of certain operating assets of Tubular Technology, Inc. and associated companies ("TTI") completed in August 2005. The TTI operations, which serve the U.S. Gulf Coast market, provide a full range of products and services used in connection with the installation of corrosion-resistant alloy tubulars and also offer proprietary products and technical services used during the completion-phase of oil and gas wells.

These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $10.9 million and has been recorded as goodwill in the Oilfield Products and Services segment. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.

Additionally, during the three months ended September 30, 2005, the Company completed the disposition of certain investments in unconsolidated joint ventures for aggregate cash proceeds of $20.5 million. The proceeds primarily relate to the sale of the Company's 50-percent equity interest in the Sandvik-Smith mining bit joint venture completed in September 2005. These transactions resulted in an aggregate pre-tax gain of approximately $5.9 million, which has been reflected as a reduction to general and administrative expenses in the accompanying consolidated condensed statements of operations.

Pro forma results of operations have not been presented because the effect of these transactions was not material to the Company's consolidated condensed financial statements.

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

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                 ---------------------------     --------------------------
                                                                    2005              2004           2005           2004
                                                                 -----------     -----------     -----------    -----------
BASIC EPS:
   Net income....................................................$    79,504     $    51,893     $   213,716    $   124,220
                                                                 ===========     ===========     ===========    ===========
   Weighted average number of common  shares outstanding.........    201,013         202,580         202,063        202,626
                                                                 ===========     ===========     ===========    ===========
   Basic EPS.....................................................$      0.40     $      0.26     $      1.06    $      0.61
                                                                 ===========     ===========     ===========    ===========

DILUTED EPS:
   Net income....................................................$    79,504     $    51,893     $   213,716    $   124,220
                                                                 ===========     ===========     ===========    ===========
   Weighted average number of common shares outstanding..........    201,013         202,580         202,063        202,626
   Dilutive effect of stock options and restricted stock units...      2,018           2,268           2,057          2,465
                                                                 -----------     -----------     -----------    -----------
                                                                     203,031         204,848         204,120        205,091
                                                                 ===========     ===========     ===========    ===========
   Diluted EPS...................................................$      0.39     $      0.25     $      1.05    $      0.61
                                                                 ===========     ===========     ===========    ===========

7.    INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company's inventories; however, a significant portion of the Company's U.S.-based inventories are valued utilizing the last-in, first-out ("LIFO") method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

                                                                           September 30,         December 31,
                                                                              2005                 2004
                                                                          ---------------      ---------------
Raw materials............................................................ $        89,761      $        78,773
Work-in-process..........................................................         103,120               81,002
Products purchased for resale............................................         317,133              252,486
Finished goods...........................................................         583,723              530,657
                                                                          ---------------      ---------------
                                                                                1,093,737              942,918
Reserves to state certain U.S. inventories (FIFO cost of $393,159 and
  $337,080 in 2005 and 2004, respectively) on a LIFO basis...............         (75,013)             (52,456)
                                                                          ---------------      ---------------
                                                                          $     1,018,724      $       890,462
                                                                          ===============      ===============

During the first nine months of 2005, the Company recorded additional LIFO reserves of $22.6 million, primarily reflecting the higher cost of steel and alloy products purchased by the Distribution segment.

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                            September 30,         December 31,
                                                                                2005                 2004
                                                                           ---------------      --------------
Land....................................................................   $        36,890      $       35,954
Buildings...............................................................           144,788             147,442
Machinery and equipment.................................................           564,724             555,469
Rental tools............................................................           431,381             376,043
                                                                           ---------------      --------------
                                                                                 1,177,783           1,114,908
Less-Accumulated depreciation...........................................          (574,269)           (537,954)
                                                                           ---------------      --------------
                                                                           $       603,514      $      576,954
                                                                           ===============      ==============

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

                                                           Oilfield         Distribution
                                                           Segment             Segment          Consolidated
                                                         ------------       -------------       -------------
                                                                            (in thousands)
Balance as of December 31, 2004......................    $    675,582       $      37,771       $     713,353
Goodwill acquired....................................          10,859                   -              10,859

Purchase price and other adjustments.................             116                 135                 251
                                                         ------------       -------------       -------------
Balance as of September 30, 2005.....................    $    686,557       $      37,906       $     724,463
                                                         ============       =============       =============

Other Intangible Assets

The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets included in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

                                September 30, 2005                         December 31, 2004
                     --------------------------------------    -------------------------------------------
                                                                                                                 Weighted
                       Gross                                      Gross                                           Average
                      Carrying     Accumulated                  Carrying       Accumulated                     Amortization
                      Amount       Amortization      Net         Amount       Amortization         Net        Period (years)
                     ---------    -------------    --------    ----------    --------------    -----------    --------------
Patents............. $  43,055    $      16,322    $ 26,733    $   42,353    $       14,532    $    27,821         15.6
License
  agreements........    29,702            6,405      23,297        26,044             4,420         21,624         10.7
Non-compete
  agreements and
  trademarks........    28,158           11,234      16,924        20,772             8,899         11,873         10.1
Customer lists
   and contracts....    17,312            2,924      14,388         9,232             1,953          7,279         10.8
                     ---------    -------------    --------    ----------    --------------    -----------    --------------
                     $ 118,227    $      36,885    $ 81,342    $   98,401    $       29,804    $    68,597         12.2
                     =========    =============    ========    ==========    ==============    ===========    ==============

Amortization expense of other intangible assets was $2.5 million and $2.2 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $7.1 million and $6.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Additionally, estimated future amortization expense is expected to range between $8.3 million and $12.0 million per year for the next five fiscal years.

10.   DEBT

The following summarizes the Company's outstanding debt (in thousands):

                                                                                 September 30,      December 31,
                                                                                     2005               2004
                                                                                ---------------    --------------
Current:
  Short-term borrowings......................................................   $       109,453    $      107,204
  Current portion of long-term debt..........................................            14,665           104,171
                                                                                ---------------    --------------
                                                                                $       124,118    $      211,375
                                                                                ===============    ==============
Long-Term:
  Notes, net of unamortized discounts........................................   $       386,904    $      397,213
  Revolving credit facilities................................................           177,000            80,000
  Term loans and other.......................................................             5,979            14,756
                                                                                ---------------    --------------
                                                                                        569,883           491,969
  Less current portion of long-term debt.....................................           (14,665)         (104,171)
                                                                                ---------------    --------------
                                                                                $       555,218    $      387,798
                                                                                ===============    ==============

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

Principal payments of long-term debt for the twelve-month periods ending September 30, are as follows (in thousands):

2007.....................................................................  $     157,593
2008.....................................................................            697
2009.....................................................................              -
2010.....................................................................        177,037
Thereafter...............................................................        219,891
                                                                           -------------
                                                                           $     555,218
                                                                           =============

11.   STOCK-BASED COMPENSATION

Stock Options

The Company's Board of Directors and its stockholders have authorized a long-term incentive plan, which includes stock options. As of September 30, 2005, 5.6 million shares were issued and outstanding under the stock option program. Options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant.

Approximately 268,200 options awarded in 2001 were granted at a strike price more than five percent below the market value on the date of issuance and, thus, do not meet the conditions necessary to qualify as a non-compensatory option grant. Compensation expense related to these grants is being recognized over the four-year vesting period and resulted in the inclusion of $0.1 million of related expense in the accompanying consolidated condensed statements of operations for each of the three-month periods ended September 30, 2005 and 2004, and $0.3 million of related expense for each of the nine-month periods ended September 30, 2005 and 2004.

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

Had the Company elected to apply the accounting standards of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,            September 30,
                                                            ----------------------  ------------------------
                                                              2005        2004         2005         2004
                                                            ---------  -----------  -----------  -----------
Net income as reported....................................  $  79,504  $    51,893  $   213,716  $   124,220
   Add: Compensation expense related to stock options
      included in reported income, net of related tax
      effect..............................................         68           68          205          205

   Less: Total pro forma compensation expense related to
      stock options determined under fair value methods,
      net of related tax effect...........................     (2,413)      (2,943)      (7,127)      (8,830)
                                                            ---------  -----------  -----------  -----------
Net income, pro forma.....................................  $  77,159  $    49,018  $   206,794  $   115,595
                                                            =========  ===========  ===========  ===========

Earnings per share:
   As reported:
      Basic...............................................  $    0.40  $      0.26  $      1.06  $      0.61
      Diluted.............................................       0.39         0.25         1.05         0.61

   Pro forma:
      Basic...............................................  $    0.38  $      0.24  $      1.02  $      0.57
      Diluted.............................................       0.38         0.24         1.01         0.56

Restricted Stock

In addition to stock option awards, the Company's Board of Directors and stockholders have approved the issuance of restricted stock and restricted stock units under the long-term incentive plan. Restricted stock units representing 81,008 shares were issued in December 2004 with a grant date market value of $28.13 per share. Accordingly, compensation expense related to the restricted stock unit awards, calculated as the difference between the market value on the date of grant and the par value, is being recognized ratably over the four-year vesting period and totaled $0.2 million and $0.5 million for the three and nine-month periods ending September 30, 2005, respectively.

On April 26, 2005, stockholders of the Company approved the issuance of performance-based restricted stock units ("performance units"). Performance units representing approximately 296,982 shares have been granted through

September 30, 2005; however, the number of shares ultimately issued will be increased or decreased dependent upon the return on equity levels achieved by the Company. In accordance with APB No. 25, compensation expense for the performance units will be determined during the first quarter of 2006 when the actual number of shares issued to participants is known. Management estimates compensation expense, based on the stock price and projected return on equity, and recognizes this amount over the three-year vesting period. Based on the number of shares expected to be awarded and the current stock price, compensation expense related to these awards equaled $1.5 million and $2.3 million for the three and nine-month periods ending September 30, 2005, respectively.

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

Although the Company continues to evaluate the standard and related transition matters, the adoption of SFAS No. 123r is currently expected to result in the recognition of approximately $10 million of additional compensation expense related to stock options during the year ending December 31, 2006. On an after-tax basis, the adoption of the new standard is expected to reduce earnings by approximately $7 million.

12. STOCKHOLDERS' EQUITY

Dividend Program

The Company's Board of Directors approved a quarterly cash dividend program for stockholders during the first quarter of 2005. The accompanying consolidated condensed statement of cash flows for the nine-month period ended September 30, 2005 reflects dividend payments made during the corresponding period.

While the Company expects distributions under the program to continue at regular intervals, the level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, earnings and other factors.

Common Stock Repurchases

During the nine-month period ended September 30, 2005, the Company repurchased
1.9 million shares of common stock at an aggregate cost of $108.2 million, bringing the total number of shares acquired under the 2001 share buyback program to 4.8 million at September 30, 2005. The acquired shares have been added to the Company's treasury stock holdings.

During October 2005, the Company completed the 2001 share repurchase program, and the Board of Directors approved a new authorization which allows for the repurchase of up to 20.0 million shares of the Company's common stock, subject to regulatory issues, market considerations and other relevant factors. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.

13. EMPLOYEE BENEFIT PLANS

The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, totaled $0.8 million for each of the three-month periods ended September 30, 2005 and 2004, and $2.4 million for each of the nine-month periods ended September 30, 2005 and 2004, respectively. Company contributions to the pension and postretirement benefit plans during 2005 are expected to total approximately $4.0 million.

14. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company's comprehensive income is as follows (in thousands):

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                   September 30,
                                                        --------------------------      --------------------------
                                                           2005           2004             2005           2004
                                                        -----------   ------------      -----------   ------------
Net income....................................          $    79,504   $     51,893      $   213,716   $    124,220
Currency translation adjustments..............                  798          4,362          (12,468)         1,868
Changes in unrealized fair value of
  derivatives, net............................                  148           (367)          (2,051)        (2,405)
Pension liability adjustments.................                    -              -             (476)             -
                                                        -----------   ------------      -----------   ------------
Comprehensive income..........................          $    80,450   $     55,888      $   198,721   $    123,683
                                                        ===========   ============      ===========   ============

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

                                                             September 30,         December 31,
                                                                 2005                  2004
                                                            --------------       --------------
Currency translation adjustments.......................     $       15,315       $       27,783
Unrealized fair value of derivatives...................             (2,183)                (132)
Pension liability adjustments..........................             (3,723)              (3,247)
                                                            --------------       --------------
Accumulated other comprehensive income.................     $        9,409       $       24,404
                                                            ==============       ==============

15. INDUSTRY SEGMENTS

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

                                                    Three Months Ended           Nine Months Ended
                                                      September 30,                 September 30,
                                                --------------------------    --------------------------
                                                    2005          2004            2005          2004
                                                -----------    -----------    -----------    -----------
Revenues:
   Oilfield Products and Services............   $ 1,010,438    $   816,788    $ 2,889,602    $ 2,360,103
   Distribution..............................       399,724        302,396      1,158,961        841,319
                                                -----------    -----------    -----------    -----------
                                                $ 1,410,162    $ 1,119,184    $ 4,048,563    $ 3,201,422
                                                ===========    ===========    ===========    ===========

Revenues by Area:
   United States.............................   $   625,167    $   510,484    $ 1,827,303    $ 1,444,217
   Canada....................................       181,441        112,727        496,397        328,672
                                                -----------    -----------    -----------    -----------
           North America.....................       806,608        623,211      2,323,700      1,772,889
                                                -----------    -----------    -----------    -----------
   Latin America.............................       109,829        111,088        339,102        302,194
   Europe/Africa.............................       310,357        238,680        865,704        708,153
   Middle East...............................       123,084         92,685        350,790        272,488
   Far East..................................        60,284         53,520        169,267        145,698
                                                -----------    -----------    -----------    -----------
           Non-North America.................       603,554        495,973      1,724,863      1,428,533
                                                -----------    -----------    -----------    -----------
                                                $ 1,410,162    $ 1,119,184    $ 4,048,563    $ 3,201,422
                                                ===========    ===========    ===========    ===========

Operating Income:
   Oilfield Products and Services............   $   162,755    $   112,737    $   446,487    $   297,251
   Distribution..............................        13,966          7,388         41,527         16,920
   General corporate.........................        (5,306)        (1,908)       (13,045)        (5,958)
                                                -----------    -----------    -----------    -----------
                                                $   171,415    $   118,217    $   474,969    $   308,213
                                                ===========    ===========    ===========    ===========

16. COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $18.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $48.1 million of standby letters of credit and bid, performance and surety bonds at September 30, 2005. Management does not expect any material amounts to be drawn on these instruments.

During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the U.S. patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $17.5 million associated with this instrument, which includes $1.4 million of interest related to periods subsequent to September 30, 2005. Management, however, does not expect any amounts to be drawn on this instrument.

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

Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above and, as such, the Company defended the allegations and sought to invalidate the patents involved. In July 2005, the Patents Court rendered its opinion in the U.K. action, ruling in favor of Smith. The judge invalidated the plaintiff's patents and awarded Smith a specified amount of attorney's fees which were recovered from the plaintiff in the third quarter of 2005.

Rose Dove Egle v. John M. Egle, et al.

In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has initiated the appeal process and does not anticipate a ruling from the appellate court until the second quarter of 2006. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

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

As of September 30, 2005, the Company's environmental reserve totaled $9.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2005, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the first quarter of 2006. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $23.3 million, impacting earnings and cash flows in future periods.

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

Capital investment by energy companies is largely divided into two markets which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company's consolidated revenues were generated in North America during the third quarter of 2005, Smith's profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 28 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company's Oilfield segment operations. Excluding the impact of the Distribution operations, 58 percent of the Company's third quarter 2005 revenues were generated in markets outside of North America.

BUSINESS OUTLOOK

The Company's business is highly dependent on the general economic environment in the United States and other major world economies, which impact energy consumption and the resulting demand for our products and services. Current supply and demand fundamentals are closely balanced, which should support modestly higher exploration and production spending. However, crude oil and natural gas prices have risen dramatically during the past year and recently reached historically high levels due, in part, to market instability in certain geographic regions and weather-related supply disruptions in the U.S. Gulf of Mexico. Further escalation in commodity prices could adversely affect global economic expansion efforts as well as the level of worldwide drilling activity that drives demand for our products and services.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as "anticipate," "believe," "could," "estimate," "expect," "project" and similar terms. These statements are based on certain assumptions and analyses made by the Company that it believes are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, changes in laws or regulations and other risk factors outlined in the Company's Form 10-K for the fiscal year ended December 31, 2004, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information or future events.

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

                                              Three Months Ended September 30,             Nine Months Ended September 30,
                                         ------------------------------------------  -------------------------------------------
                                                2005                  2004                   2005                  2004
                                         -------------------   --------------------  --------------------   --------------------
                                            Amount        %       Amount         %      Amount         %       Amount         %
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
FINANCIAL DATA: (dollars in
thousands)
REVENUES:
  M-I SWACO.........................     $    677,609     48   $    565,366      51  $   1,956,126     48   $  1,634,708      51
  Smith Technologies................          154,451     11        126,805      11        434,356     11        373,330      12
  Smith Services....................          178,378     13        124,617      11        499,120     12        352,065      11
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
    Oilfield Products and Services..        1,010,438     72        816,788      73      2,889,602     71      2,360,103      74
  Wilson............................          399,724     28        302,396      27      1,158,961     29        841,319      26
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
       Total........................     $  1,410,162    100   $  1,119,184     100  $   4,048,563    100   $  3,201,422     100
                                         ============    ===   ============     ===  =============    ===   ============     ===

GEOGRAPHIC REVENUES:
United States:
  Oilfield Products and Services....     $    342,871     24   $    285,523      26  $   1,004,891     25   $    826,050      26
  Distribution......................          282,296     20        224,961      20        822,412     20        618,167      19
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
       Total United States..........          625,167     44        510,484      46      1,827,303     45      1,444,217      45
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
Canada:
  Oilfield Products and Services....           79,702      6         53,084       5        216,277      5        152,198       5
  Distribution......................          101,739      7         59,643       5        280,120      7        176,474       5
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
       Total Canada.................          181,441     13        112,727      10        496,397     12        328,672      10
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
Non-North America:
  Oilfield Products and Services....          587,865     42        478,181      43      1,668,434     41      1,381,855      43
  Distribution......................           15,689      1         17,792       1         56,429      2         46,678       2
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
       Total Non-North America......          603,554     43        495,973      44      1,724,863     43      1,428,533      45
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
          Total Revenue.............     $  1,410,162    100   $  1,119,184     100  $   4,048,563    100   $  3,201,422     100
                                         ============    ===   ============     ===  =============    ===   ============     ===
OPERATING INCOME:
  Oilfield Products and Services....     $    162,755     16   $    112,737      14  $     446,487     15   $    297,251      13
  Distribution......................           13,966      3          7,388       2         41,527      4         16,920       2
  General Corporate.................           (5,306)     *         (1,908)      *        (13,045)     *         (5,958)      *
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
          Total.....................     $    171,415     12   $    118,217      11  $     474,969     12   $    308,213      10
                                         ============    ===   ============     ===  =============    ===   ============     ===
MARKET DATA:
AVERAGE WORLDWIDE RIG COUNT: (1)
  United States.....................            1,714     50          1,475      50          1,635     50          1,390      49
  Canada............................              423     12            311      11            376     12            328      11
  Non-North America.................            1,287     38          1,146      39          1,255     38          1,124      40
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
          Total.....................            3,424    100          2,932     100          3,266    100          2,842     100
                                         ============    ===   ============     ===  =============    ===   ============     ===
  Onshore...........................            2,903     85          2,478      85          2,754     84          2,380      84
  Offshore..........................              521     15            454      15            512     16            462      16
                                         ------------    ---   ------------     ---  -------------    ---   ------------     ---
          Total.....................            3,424    100          2,932     100          3,266    100          2,842     100
                                         ============    ===   ============     ===  =============    ===   ============     ===
AVERAGE COMMODITY PRICES:
  Crude Oil ($/Bbl) (2).............     $      63.12          $      43.83          $       55.28          $      39.03
  Natural Gas ($/mcf) (3)...........     $       9.27          $       5.32          $        7.41          $       5.55

(1) Source: M-I SWACO.

(2) Average weekly West Texas Intermediate ("WTI") spot closing prices.

(3) Average weekly composite spot U.S. wellhead prices.

* not meaningful

Oilfield Products and Services Segment

Revenues

M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO's operations are significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit's revenues, and by its exposure to the U.S. offshore market, which constitutes approximately nine percent of the revenue base. U.S. offshore drilling programs, which account for approximately four percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO's revenues totaled $677.6 million for the third quarter of 2005, 20 percent above the prior year period. The majority of the revenue increase was generated in markets outside of North America, where revenues grew 21 percent influenced by a 12 percent increase in the underlying activity level. The year-over-year improvement in non-North American revenues also reflects increased customer spending in the North Sea, new contract awards in the Middle East and West Africa and strong demand for drilling waste management products and services. North American revenues, which accounted for one-third of the improvement, were 18 percent above the prior year level primarily attributable to increased exploration and production spending on land-based drilling programs. For the nine-month period, M-I SWACO reported revenues of approximately $2.0 billion, a 20 percent increase over the amount reported in the first nine months of 2004. The majority of the revenue growth was again reported in markets outside of North America, primarily the North Sea, Middle East and West Africa regions, reflecting higher activity levels and, to a lesser extent, new contract awards and increased investment by major and international exploration and production companies. Higher North American land-based drilling activity also contributed to the revenue improvement.

Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company's other businesses. Moreover, Smith Technologies has the highest North American revenue exposure of the Oilfield segment units. Smith Technologies reported revenues of $154.5 million for the quarter ended September 30, 2005, 22 percent above amounts reported in the comparable prior year period. The year-over-year comparison was impacted by the inclusion of several large international export orders in the third quarter of 2005. Excluding export orders, revenues were approximately 18 percent above the level reported in the prior year quarter, influenced by the increase in worldwide activity levels. The majority of the year-over-year growth was reported in North America, reflecting higher customer demand for diamond drill bits due, in part, to technological advancements in drill bit manufacturing and design. Approximately one-third of the base revenue growth was generated in markets outside North America, with increased customer spending in Latin America and the Far East accounting for the majority of the variance. For the nine-month period, Smith Technologies reported revenues of $434.4 million, a 16 percent improvement over the comparable period of 2004. The majority of the revenue growth was generated in North America, largely attributable to the higher land-based drilling activity. Improved diamond drill bit designs and, to a lesser extent, increased pricing also contributed to the overall revenue growth.

Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended September 30, 2005, Smith Services' revenues totaled $178.4 million, 43 percent above the prior year period. The year-over-year revenue growth was influenced by a higher level of tubular product orders in the current period and incremental revenues from acquisitions. Excluding the impact of acquisitions and tubular sales, which are not highly correlated to drilling activity, base business revenues were approximately 28 percent above the prior year period influenced by the increase in worldwide E&P spending levels. The majority of the core business growth was generated in markets outside North America, primarily the North Sea and Middle East, reflecting increased customer demand for remedial product and service lines. For the first nine months of 2005, Smith Services reported revenues of $499.1 million, a 42 percent improvement from the comparable prior year period. Excluding the impact of tubular sales volumes and incremental revenues from acquisitions, base revenues were approximately 25 percent above the level reported in the first nine months of 2004. The revenue improvement reflects higher sales across all core product lines, driven by the general increase in global exploration and production spending levels. The majority of the base revenue growth was reported in markets outside North America, influenced by continued strong demand for remedial product and service lines.

Operating Income

Operating income for the Oilfield Products and Services segment was $162.8 million, or 16.1 percent of revenues, for the three months ended September 30, 2005. Segment operating margins were 2.3 percentage points above the prior year period reflecting reduced operating expenses as a percentage of revenues and, to a lesser extent, gross margin expansion. Gross margin improvement reflects the effect of higher sales volumes on fixed cost coverage and, to a lesser extent, improved unit pricing. On an absolute dollar basis, third quarter 2005 operating income increased $50.0 million, primarily reflecting the impact of higher revenue volumes on gross profit, partially offset by growth in variable-based operating expenses, including additional field engineering support personnel. For the nine-month period, Oilfield operating income was $149.2 million above the comparable prior year period. The year-to-date comparison was impacted by recognition of a $31.4 million litigation-related charge in the second quarter of 2004. Excluding the impact of the prior year charge, nine-month operating income was $117.8 million above the comparable 2004 period, attributable to the impact of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base. Segment operating margins, exclusive of the prior year litigation-related charge, were 1.6 percentage points above the first nine months of 2004, reflecting increased coverage of fixed sales and administrative costs as gross margins were relatively comparable period-to-period.

Distribution Segment

Revenues

Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company's operations with 96 percent of Wilson's third quarter 2005 revenues generated in those markets. Moreover, approximately 30 percent of Wilson's revenues relate to sales to the industrial and downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $399.7 million for the third quarter of 2005, 32 percent above the comparable prior year period. The year-over-year revenue growth was reported by the energy sector operations, influenced by increased North American activity levels, new contract awards and, to a lesser extent, additional line pipe project spending in the midstream market. Industrial and downstream revenues were comparable with the prior year as the impact of higher tubular sales was offset by reduced customer spending in the refining and engineering and construction markets. In the first nine months of 2005, Wilson reported revenues totaling $1.2 billion, an increase of 38 percent from the first nine months of 2004. Three-quarters of the revenue variance from the prior year period was generated by the upstream energy operations, reflecting higher North American activity levels, the impact of new contract awards and, to a lesser extent, strong demand for tubular products.

Operating Income

Operating income for the Distribution segment was $14.0 million, or 3.5 percent of revenues, for the quarter ended September 30, 2005. Segment operating income increased $6.6 million above the amount reported in the prior year period, equating to incremental operating margins of seven percent. Incremental operating income was driven by year-over-year improvement reported in the energy sector operations attributable to increased coverage of fixed sales and administrative costs. The lower expense ratio more than offset deterioration in gross profit margins associated with higher tubular product costs and an increased proportion of lower-margin project business. On a year-to-date basis, Distribution operating margins improved 1.6 percentage points, again, reflecting the impact of lower operating expenses as a percentage of revenues. On an absolute dollar basis, segment operating income was $24.6 million above the amount reported in the first nine months of 2004. The operating income variance reflects the impact of higher revenue volumes on the segment's reported gross profit, partially offset by growth in variable-based operating expenses.

Consolidated Results

For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                   ---------------------------------------   ------------------------------------
                                          2005                 2004                2005               2004
                                   -------------------   -----------------   ----------------   -----------------
                                      Amount        %      Amount       %      Amount      %      Amount       %
                                   ------------    ---   -----------   ---   -----------  ---   -----------   ---
Revenues.........................  $  1,410,162    100   $ 1,119,184   100   $ 4,048,563  100   $ 3,201,422   100
Gross profit.....................       424,604     30       338,983    30     1,209,154   30       980,353    31
Operating expenses...............       253,189     18       220,766    19       734,185   18       672,140    21
                                   ------------    ---   -----------   ---   -----------  ---   -----------   ---
Operating income.................       171,415     12       118,217    11       474,969   12       308,213    10
Interest expense.................        11,001      1         9,965     1        32,333    1        28,803     1
Interest income..................          (339)     -          (327)    -        (1,143)   -          (981)    -
                                   ------------    ---   -----------   ---   -----------  ---   -----------   ---
Income before income taxes and
   minority interests............       160,753     11       108,579    10       443,779   11       280,391     9
Income tax provision.............        51,970      4        35,129     3       143,944    4        90,955     3
Minority interests...............        29,279      2        21,557     2        86,119    2        65,216     2
                                   ------------    ---   -----------   ---   -----------  ---   -----------   ---
Net income.......................  $     79,504      5   $    51,893     5   $   213,716    5   $   124,220     4
                                   ============    ===   ===========   ===   ===========  ===   ===========   ===

Consolidated revenues were $1.4 billion for the third quarter of 2005, an increase of 26 percent over the prior year period. Two-thirds of the revenue growth was attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 24 percent year-over-year with the majority of the increase generated in markets outside North America, reflecting higher activity levels and, to a lesser extent, the impact of new contract awards and additional customer spending primarily in the North Sea and Middle East regions. The Distribution operations, influenced by a combination of strong demand for tubular products, increased North American drilling and completion activity and new contract awards, reported a 32 percent increase from the prior year quarter and contributed one-third of the consolidated revenue improvement. For the first nine months of 2005, consolidated revenues were $4.0 billion, 26 percent above the comparable 2004 period, with Oilfield segment business volumes contributing the majority of the revenue growth. Oilfield segment revenues rose 22 percent over amounts reported in the prior year period with the increase relatively balanced between North American and non-North American markets. The revenue improvement reflects higher global activity levels and increased customer spending.

Gross profit totaled $424.6 million for the third quarter, 25 percent above the prior year period. Gross profit increased $85.6 million over the prior year quarter, primarily reflecting higher sales volumes in the Oilfield operations associated with improved worldwide activity levels. Gross profit margins for the third quarter of 2005 were 30 percent of revenues, consistent with the margins reported in the comparable prior year period. For the nine-month period, gross profit totaled $1.2 billion, or 30 percent of revenues, one percentage point below the gross profit margins reported in the comparable prior year period. The gross margin deterioration reflects the impact of an increased proportion of Distribution segment sales, which historically generate lower margins than the Oilfield operations. To a lesser extent, gross profit margin deterioration reported in the Distribution segment, which was influenced by higher tubular product costs and an increased proportion of lower-margin project business, also contributed to the deterioration in consolidated gross profit margins. On an absolute dollar basis, gross profit was $228.8 million above the nine-month period ended September 30, 2004, largely attributable to increased sales volumes in the Oilfield operations.

Operating expenses, consisting of selling, general and administrative expenses, increased $32.4 million on an absolute dollar basis; however, as a percentage of revenues, decreased one percentage point from the prior year quarter. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including investment in personnel and infrastructure to support the expanding business base. To a lesser extent, increased employee profit-sharing amounts directly attributable to the higher profitability levels contributed to the period-to-period increase. On a year-to-date basis, operating expenses increased $62.0 million. Operating expenses in the first nine months of 2004 included a $28.8 million litigation-related charge. Excluding the prior year charge, operating expenses increased on an absolute dollar basis associated with the improved business volumes; however, as a percentage of revenues, decreased two percentage points from the comparable prior year period.

Net interest expense, which represents interest expense less interest income, equaled $10.7 million in the third quarter of 2005. Net interest expense increased $1.0 million and $3.4 million from the prior year quarter and first nine months of 2004, respectively. The variance in both periods reflects higher average debt levels and, to a lesser extent, an increase in variable interest rates.

The effective tax rate for the third quarter and first nine months of 2005 approximated 32 percent, which was comparable to the level reported in the prior year periods but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO's U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner's share of U.S. partnership earnings but excludes the related tax provision.

Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $7.7 million and $20.9 million above amounts reported in the prior year quarter and first nine months of 2004, respectively, due to the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2005, cash and cash equivalents equaled $65.3 million. During the first nine months of 2005, the Company generated $173.3 million of cash flows from operations as compared to the $117.5 million generated in the comparable prior year period. The improvement in cash generated from operations was attributable to increased profitability levels.

During the first nine months of 2005, cash flows used in investing activities totaled $106.5 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $95.3 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of certain operating assets of Tubular Technology, Inc., resulted in cash outflows of $31.7 million in the first nine months of 2005. Cash used for investing activities during the first nine months of 2005 was comparable with amounts reported in the prior year period as the higher level of capital spending in the current period, reflecting additional investment in rental tool equipment associated with increased drilling activity, was largely offset by proceeds from the sale of investments in unconsolidated joint ventures and, to a lesser extent, the impact of lower acquisition funding period-to-period.

Cash flows used in financing activities totaled $54.5 million for the first nine months of 2005. Although cash generated from operations was sufficient to fully fund investing activities, the higher level of share purchases under a stock buyback program and dividend payments resulted in incremental borrowings of $79.5 million under existing credit facilities.

The Company's primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of September 30, 2005, the Company had $177.0 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $218.5 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At September 30, 2005, the Company had available borrowing capacity of $71.5 million under the non-U.S. borrowing facilities.

The Company's external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company's overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of September 30, 2005, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

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

Subsequent to the balance sheet date, the Company has repurchased $6.8 million of its common stock in the open market and completed the buyback program authorized by the Board of Directors in 2001. During October 2005, the Company's Board of Directors authorized a new share buyback program which allows for the repurchase of up to 20.0 million shares of the Company's common stock, subject to regulatory issues, market considerations and other relevant factors. Future repurchases will be funded with cash flows from operations or amounts available under existing credit facilities.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company's operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company's insurance captive. Excluding the impact of these instruments, for which $18.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $48.1 million of standby letters of credit and bid, performance and surety bonds at September 30, 2005. Management does not expect any material amounts to be drawn on these instruments.

During the fourth quarter of 2004, the Company obtained a surety bond in the amount of $43.5 million in connection with its appeal of the U.S. patent infringement litigation discussed below. After taking into consideration amounts reflected in the accompanying consolidated condensed balance sheet, the Company has a contingent liability of up to $17.5 million associated with this instrument, which includes $1.4 million of interest related to periods subsequent to September 30, 2005. Management, however, does not expect any amounts to be drawn on this instrument.

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

Prior to the trial of the U.S. case, various infringement actions and revocation proceedings in the U.K. were consolidated in the Patents Court of the High Court of Justice of England and Wales. This consolidated proceeding is essentially a U.K. counterpart to the U.S. patent action mentioned above and, as such, the Company defended the allegations and sought to invalidate the patents involved. In July 2005, the Patents Court rendered its opinion in the U.K. action, ruling in favor of Smith. The judge invalidated the plaintiff's patents and awarded Smith a specified amount of attorney's fees which were recovered from the plaintiff in the third quarter of 2005.

Rose Dove Egle v. John M. Egle, et al.

In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. ("Tri-Tech") in exchange for cash consideration of approximately $20.4 million (the "Transaction").

In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has initiated the appeal process and does not anticipate a ruling from the appellate court until the second quarter of 2006. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

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

As of September 30, 2005, the Company's environmental reserve totaled $9.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2005, the Company does not believe that these differences will have a material impact on the Company's financial position or results of operations, subject to the indemnifications in place.

During 2003, the Company took legal action against M-I SWACO's former owners to clarify certain contractual provisions of the environmental indemnification upon which approximately $8.3 million of remediation costs properly incurred under the indemnification remains unpaid. This matter is expected to go to trial during the first quarter of 2006. In the event that (i) M-I SWACO's former owners and other parties to indemnification agreements with the Company do not fulfill their obligations, and (ii) costs incurred to remediate the identified properties reach estimated maximum exposure limits, the Company would be required to record an additional charge of up to $23.3 million, impacting earnings and cash flows in future periods.

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

Although the Company continues to evaluate the standard and related transition matters, the adoption of SFAS No. 123r is currently expected to result in the recognition of approximately $10 million of additional compensation expense related to stock options during the year ending December 31, 2006. On an after-tax basis, the adoption of the new standard is expected to reduce earnings by approximately $7 million.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the third quarter of 2005, the Company repurchased 0.7 million shares of common stock at an aggregate cost of $39.5 million bringing the total number of shares acquired under the 2001 share buyback program to 4.8 million at September 30, 2005. The acquired shares have been added to the Company's treasury stock holdings.

      A summary of the Company's repurchase activity for the three months ended September 30, 2005 is as follows:

                                                                                Total Number of         Number of Shares
                                           Total Number        Average        Shares Purchased as       that May Yet Be
                                            of Shares        Price Paid        Part of Publicly       Purchased Under the
       Period                               Purchased         per Share        Announced Program            Program
--------------------------                 ------------      ----------       -------------------     -------------------
July 1 - July 31                                    -        $        -                    -                 933,600
August 1 - August 31*                         467,800             67.51              467,800                 465,800
September 1 - September 30                    243,600             32.35              243,600                 222,200
                                              -------        ----------              -------                 -------
3rd Quarter 2005                              711,400        $    55.47              711,400                 222,200

* Repurchases during August were made prior to the two-for-one stock split, which was effective August 24, 2005. The Number of Shares that May Yet Be Purchased Under the Program was not impacted by the stock split.

      During October 2005, the Company completed the 2001 share repurchase program, and the Board of Directors approved a new authorization which allows for the repurchase of up to 20.0 million shares of the Company's common stock, subject to regulatory issues, market considerations and other relevant factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

Exhibits designated with an "*" are filed, and with an "**" furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

      3.1 Restated Certificate of Incorporation of the Company, dated July 26, 2005. Filed as Exhibit 3.4 to the Company's report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

      3.2 Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company's report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

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

                             SMITH INTERNATIONAL, INC.
                             Registrant

Date: November 9, 2005       By: /s/ Doug Rock
                                 ----------------------------------------------
                                 Doug Rock
                                 Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: November 9, 2005       By: /s/ Margaret K. Dorman
                                 ---------------------------------------
                                 Margaret K. Dorman
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibits designated with an "*" are filed, and with an "**" furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

Exhibit
Number                         Description
  3.1      Restated Certificate of Incorporation of the Company, dated July 26,
           2005. Filed as Exhibit 3.4 to the Company's report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

  3.2      Restated Bylaws of the Company. Filed as Exhibit 3.3 to the
           Company's report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

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