Form 10-K
period 2005-12-31
SMITH INTERNATIONAL INC
filed 2006-03-13
CIK 721083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-8514

SMITH INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3822631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 North Sam Houston Parkway, Suite 600
Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (281) 443-3370
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Pacific Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑ No ☐.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
     Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐ .
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
     The aggregate market value of the voting stock held by non-affiliates on June 30, 2005 was $6,367,781,265 (199,930,338 shares at the closing price on the New York Stock Exchange of $31.85, as adjusted for the two-for-one stock split effective August 24, 2005). On June 30, 2005, 212,332,278 shares of common stock were outstanding. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.
     There were 213,757,655 shares of common stock outstanding on March 6, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement related to the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form.

PART I
Item 1. Business
General
     Smith International, Inc. (“Smith” or the “Company”) is a leading worldwide supplier of premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control equipment, waste-management services, production chemicals, three-cone and diamond drill bits, turbines, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply-chain management solutions through an extensive North American branch network providing pipe, valves, fittings, mill, safety and other maintenance products.
     The Company was incorporated in the state of California in January 1937 and reincorporated under Delaware law in May 1983. The Company’s executive offices are headquartered at 411 North Sam Houston Parkway, Suite 600, Houston, Texas 77060 and its telephone number is (281) 443-3370. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s Internet website at www.smith.com as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Benefits Committee and Nominating and Corporate Governance Committee are also available on the Investor Relations section of the Company’s Internet website. The Company intends to disclose on its website any amendments or waivers to its Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. Printed copies of these documents are available to stockholders upon request.
     The Company’s operations are aggregated into two reportable segments: Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of: M-I SWACO, a 60 percent-owned joint venture which provides drilling and completion fluid systems and services, solids-control and separation equipment, waste-management services and oilfield production chemicals; Smith Technologies, which manufactures and sells three-cone drill bits, diamond drill bits and turbine products; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution segment consists of one business unit, Wilson, which markets pipe, valves and fittings as well as mill, safety and other maintenance products to energy and industrial markets.
     Financial information regarding reportable segments and international operations appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Information related to business combinations appears in Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Business Operations
Oilfield Products and Services Segment
M-I SWACO
     Fluid Products and Services. M-I SWACO is a leading worldwide provider of drilling, reservoir drill-in and completion fluid systems, products and engineering services to end users engaged in drilling oil and natural gas wells. Drilling fluids are used to cool and lubricate the bit during drilling operations, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Engineering services are provided to ensure that the fluid products are applied effectively to optimize drilling operations. These services include recommending products and services during the well planning phase; monitoring drilling fluid properties; recommending adjustments during the drilling phase; and analyzing/benchmarking well results after completion of the project to improve the efficiencies of future wells.
     M-I SWACO offers water-base, oil-base and synthetic-base drilling fluid systems. Water-base drilling fluids are the world’s most widely utilized systems, having application in both land and offshore environments. Typically, these systems comprise an engineered blend of weighting materials used to contain formation pressures, and a broad range of chemical additives, designed to yield the specific drilling performance characteristics required for a given drilling project. Oil-base drilling fluids, which primarily are used to drill water-sensitive shales, reduce torque and drag and are widely used in areas where stuck pipe is likely to occur. In certain drilling areas of the world, oil-base systems exhibit comparably higher penetration rates when compared to water-base systems, significantly reducing time on location and overall drilling costs. Synthetic-base drilling fluids are used in drilling environments where oil-base fluids are environmentally prohibited and provide the performance benefits of oil-base systems. Synthetic-base systems are particularly advantageous in the deepwater environment. M-I SWACO also provides a comprehensive line of reservoir drill-in fluids which combine the high performance properties of a premium drilling fluid with minimal damaging characteristics of a brine completion fluid.
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
     Fluid Competition. The major competitors in the worldwide drilling fluids market, which approximated $4.7 billion in 2005, are Halliburton Energy Services (a division of Halliburton Company (“Halliburton”)) and Baker Hughes Drilling Fluids (a division of Baker Hughes, Inc. (“Baker Hughes”)). While M-I SWACO and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally based competitors. The major competitors in the worldwide completion fluids market, which approximated $0.8 billion in 2005, are Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., BJ Services Company and Ambar, Inc.
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
     Solids-control equipment is used to remove drill cuttings from the fluid system, allowing the drilling fluid to be cleaned and recirculated. Solids are normally separated from the drilling fluid using one or a combination of the following: balanced elliptical and linear-motion shale shakers, desanders, desilters, hydroclones, mud cleaners and centrifuges. M-I SWACO designs, manufactures, sells and rents a comprehensive, proprietary line of this equipment for oil and gas drilling processes throughout the world. The Company is also a leading manufacturer and supplier of screens used in solids-control equipment for both oilfield and certain industrial markets. M-I SWACO complements its product offering by providing engineering and technical support to operators and drilling contractors from the planning stages of their projects through waste removal and site remediation.
     Operators employ M-I SWACO-manufactured pressure-control equipment to drill in sour-gas and high-pressure zones. Well killing and high-pressure control drilling chokes, together with related operating consoles, are used in the drilling process during well kicks and well clean-up and testing operations. Degassers and mud gas separators are designed to remove and vent entrained gases, including toxic gases such as hydrogen sulfide and corrosive oxygen, from the drilling mud. This equipment reduces the risk of dangerous and costly blowouts caused by recirculating mud that contains natural gas. Key products in M-I SWACO’s pressure control product line include the Mud D-Gasser® and Super Choke™, both of which hold strong market positions as do the Super Mud Gas Separator™ and the Super Autochoke™.
     With drilling operations expanding into more environmentally sensitive areas, there has been increased focus on the effective collection, treatment and disposal of waste produced during the drilling of a well. M-I SWACO provides operators with solutions designed to minimize and treat drilling waste. The Company provides a suite of waste handling, minimization and management products and services, including the CleanCut® pneumatic conveyance system for collection and transportation of drill cuttings related to offshore drilling programs. M-I SWACO also provides rig vacuum systems for cuttings recovery, high-gravity force drying equipment for liquid/solid separation and cuttings slurification and re-injection processes for reducing haul-off waste. In addition, through the Thermal Phase Separation™ process, M-I SWACO provides operators a proven technology for maximizing the recovery of drilling fluids, while minimizing wastes. M-I SWACO’s waste treatment services encompass a wide range of activities, including site assessment, drill cuttings injection, water treatment, pit closure and remediation, bioremediation, dewatering and thermal processing. The Company has established EnviroCenters® in Norway, Germany and the United States designed specifically for recovering, treating and recycling solid and liquid drilling wastes.

     M-I SWACO Drilling Waste Management Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of National Oilwell Varco, Inc.(“National-Oilwell Varco”)) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.
     Oilfield Production Chemicals. M-I SWACO provides a line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division, acquired in 2003. Oilfield production chemicals are used to enhance the flow of hydrocarbons from the wellbore by eliminating paraffin, scale and other byproducts encountered during the production process. Oilfield production chemicals are also used to protect piping and other equipment associated with the production, transportation and processing of oil and gas.
     Production Chemical Competition. The major competitors in the worldwide oilfield production chemical market include Baker Petrolite (a division of Baker Hughes), Nalco Energy Services (a division of Nalco Company) and Champion Technologies, Inc. Generally, competition is based on product quality, product performance, technical support and price.
Smith Technologies
     Products and Services. Smith Technologies is a worldwide leader in the design, manufacture and marketing of drill bits primarily used in drilling oil and natural gas wells. In addition, Smith Technologies is a leading provider of downhole turbine drilling products (referred to as “turbodrills”) and services that enhance the operating performance of petroleum drill bits in certain applications. Smith Technologies’ product offerings are designed principally for the premium market segments where faster drilling rates and greater footage drilled provide significant economic benefits in reducing the total cost of a well.
     Smith Technologies designs, manufactures and markets three-cone drill bits for the petroleum industry, ranging in size from 3 1/2 to 32 inches in diameter. Three-cone bits work by crushing and shearing the rock formation as the bit is turned. These three-cone bits comprise two major components — the body and the cones, which contain different types of pointed structures referred to as “cutting structures” or “teeth.” The cutting structures are either an integral part of the steel cone with a hardmetal-applied surface (referred to as “milled tooth”) or made of an inserted material (referred to as “insert”), which is usually tungsten carbide. The Company also produces three-cone drill bits in which the tungsten carbide insert is coated with polycrystalline diamond. In certain formations, bits produced with diamond-enhanced inserts last longer and increase penetration rates, which substantially decreases overall drilling costs. Smith Technologies is a leading provider of drill bits utilizing diamond-enhanced insert technology.
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
     The Company manufactures polycrystalline diamond and cubic boron nitride materials that are used in the Company’s three-cone and diamond drill bits and other specialized cutting tools. The Company believes that it is one of the world’s largest manufacturers of polycrystalline diamond for use in oilfield applications. Smith Technologies also develops and uses patented processes for applying diamonds to a curved surface which optimize the performance of inserts used in drill bits. As a result, the Company believes that Smith Technologies enjoys a competitive advantage in both material cost and technical ability over other drill bit companies. In addition, the Company’s in-house diamond research, engineering and manufacturing capabilities enhance the Company’s ability to develop the application of diamond technology across other Smith product lines and into non-energy markets.
     Competition. Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and ReedHycalog (a division of Grant Prideco, Inc.) are the three major competitors of Smith Technologies in the drill bit business. While Smith Technologies and these companies supply the majority of the worldwide drill bit market, which approximated $2.0 billion in 2005, they compete with more than 20 companies. Generally, competition for sales of drill bits is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality, reliability and technological advances, such as diamond-enhanced inserts, provide its products with a competitive advantage.
Smith Services
     Products and Services. Smith Services is a leading global provider of technologically advanced drilling, fishing, remedial, multilateral and completion products, services and solutions to the oil and gas drilling industry.
     Smith Services’ Drilling Products and Services business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools such as the Hydra-Jar®Tool and the Accelerator®Tool, which are used to free stuck drill strings during the drilling process. Additionally, Drilling on Gauge Subs and Borrox AP Reamers are some of the Company’s tools used by operators for maintaining hole gauge and quality of the wellbore. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and Hevi-Wate™DrillPipe, and provides related inspection services, including drillstring repair and rebuild services. These components and their placement in the drillstring are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drillstring components. Rotating control devices for flow control in underbalanced / managed pressure drilling applications and automatic connection torque monitoring and control systems are designed and manufactured by Smith Services. Smith Services also manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The Company’s patented Rhino® Reamer, Reamaster® and simultaneous drilling and hole enlargement system are three examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the simultaneous drilling and hole enlargement system above the drill bit, the operator may drill the main well bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.
     Smith Services’ Fishing and Remedial Services business provides a comprehensive package of fishing, remedial and thru-tubing services. Fishing operations clear and remove obstructions from a wellbore that may arise during drilling, completion or workover activities or during a well’s production phase. This operation requires a wide variety of specialty tools, including fishing jars, milling tools and casing cutters, all of which are manufactured by Smith Services. These tools are operated by Company service personnel or sold or rented to third-party fishing companies.
     Smith Services provides Wellbore Departure™ Systems through the manufacture of proprietary casing exit tools which are installed by trained technicians. These systems, which include the patented Trackmaster® Plus Whipstock System, allow the operator to divert around obstructions in the main wellbore or reach multiple production zones from the main wellbore (known as multilateral completions). In addition, Smith Services’ Geotrack™ Whipstock System mills the casing exit and continues to drill several hundred feet of formation in a single trip, saving the customer time and reducing their overall drilling costs. The Company also provides mechanical, hydraulic and explosive pipe-cutting services to remove casing during well or platform abandonment.
     Smith Services’ Completion Systems business specializes in providing fit-for-purpose liner hanger systems, liner cementing equipment, isolation packers, retrievable and permanent packers, and drillable bridge and frac plugs. Liner hangers allow strings of casing to be suspended within the wellbore without having to extend the string all the way to the surface and are also used to isolate production zones and formations. Most directional and multilateral wells include one or more hangers due to complex casing programs and need for zonal isolation. Using Smith Services’ Pocket Slip™ liner hanger system, long or heavy liners can be suspended with minimal casing distortion and maximum flow-by area. Packers are mechanically or hydraulically actuated devices which lock into place at specified depths in the well and provide a seal between zones through expanding-element systems. The devices therefore create isolated zones within the wellbore to permit either specific formation production or allow for certain operations, such as cementing or acidizing, to take place without damaging the reservoir. The Smith Services Isofrac™ packer selectively isolates multiple zones in a single trip to reduce fracturing job time, while the Long Reach™ packer facilitates successful liner deployment in vertical and long reach horizontal wellbores without excessive work string manipulation. In addition, Smith Services’ top drive cementing manifold eliminates cement contamination of top drive components by creating a flow path for cement that bypasses the drilling rig’s top drive assembly.
     Competition. Smith Services’ major competitors in the drilling, remedial, re-entry and fishing services markets are Weatherford International, Inc. (“Weatherford”), Baker Oil Tools (a division of Baker Hughes) and numerous small local companies. The main competitors in the liner hanger and packer markets are Baker Oil Tools, Weatherford and TIW Corporation. The main competitors in the drilling and fishing jar market and the fishing product and service market are Weatherford and National-Oilwell Varco. Competition in the drilling and completions sales, rental and services market is primarily based on performance, quality, reliability, service, price and response time and, in some cases, breadth of products.
Distribution Segment
Wilson
     Products and Services. Wilson is a supply-chain management company which provides products and services to the energy, refining, petrochemical, power generation and mining industries. Wilson operates an extensive network of supply branches, service centers and sales offices through which it markets pipe, valves and fittings as well as mill, safety and other maintenance products, predominately in the United States and Canada. In addition, Wilson provides warehouse management, vendor integration and various surplus and inventory management services. The majority of Wilson’s operations are focused on North American distribution of maintenance, repair and operating supplies and equipment with the remainder associated with line pipe and automated valve products (including valve, actuator and control packages).
     Approximately 70 percent of Wilson’s 2005 revenues were generated in the energy sector, which includes exploration and production companies and companies with operations in the petroleum industry’s pipeline sector. The remainder related to sales in the downstream and industrial market, including refineries, petrochemical and power generation plants and other energy-focused operations. Approximately 25 percent of Wilson’s 2005 revenues were reported in Canada, attributable to the CE Franklin Ltd. operations, a publicly-traded distribution business in which the Company owns the majority of the outstanding common stock.
     Competition. Wilson’s competitors in its energy sector operations include National-Oilwell Varco, Redman Pipe and Supply Company and a significant number of smaller, locally based operations. Wilson’s competitors in the downstream and industrial market include Hagemeyer NV, Ferguson Enterprises, Inc., McJunkin Corporation and W.W. Grainger, Inc. The distribution market that Wilson participates in is highly competitive. Generally, competition involves numerous factors, including price, experience, customer service and equipment availability.
Non-U.S. Operations
     Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith’s management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Europe/Africa, the Middle East, Latin America and the Far East. Approximately 55 percent, 55 percent and 56 percent of the Company’s revenues in 2005, 2004 and 2003, respectively, were derived from equipment or services sold or provided outside the United States. The Company’s Distribution operations constitute a significant portion of the consolidated revenue base and are concentrated in North America which serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution operations, approximately 65 percent of the Company’s revenues were generated in non-U.S. markets for each of the 2005, 2004 and 2003 fiscal years.
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
Sales and Distribution
     Sales and service efforts are directed to end users in the exploration and production industry, including major and independent oil companies, national oil companies and independent drilling contractors. The Company’s products and services are primarily marketed through the direct sales force of each business unit. In certain non-U.S. markets where direct sales efforts are not practicable, the Company utilizes independent sales agents, distributors or joint ventures.
     Smith maintains field service centers, which function as repair and maintenance facilities for rental tools, operations for remedial and completion services and a base for the Company’s global sales force, in all major oil and gas producing regions of the world. The location of these service centers near the Company’s customers is an important factor in maintaining favorable customer relations.

Manufacturing
     The Company’s manufacturing operations, along with quality control support, are designed to ensure that all products and services marketed by the Company will meet standards of performance and reliability consistent with the Company’s reputation in the industry.
     Management believes that it generally has sufficient internal manufacturing capacity to meet anticipated demand for its products and services. During periods of peak demand, certain business units utilize outside resources to provide additional manufacturing capacity.
Raw Materials
     Through its company-owned mines in and outside the United States, M-I SWACO has the capability to produce a large portion of its requirements for barite and bentonite, which are typically added to engineered fluid systems. Barite reserves are mined in the United States, the United Kingdom and Morocco. Bentonite is produced from ore deposits in the United States. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are readily available for production when market conditions dictate. In addition to its own production, M-I SWACO purchases the majority of its worldwide barite requirement from suppliers outside the United States, mainly the People’s Republic of China, India and Morocco.
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
Product Development, Engineering and Patents
     The Company’s business units maintain product development and engineering departments whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and environmental-based solutions for drilling and completion operations. The Company’s primary research facilities are located in Houston, Texas; Stavanger, Norway; Aberdeen, Scotland; and Florence, Kentucky.
     The Company also maintains a drill bit database which records the performance of drill bits over the last 20 years, including those manufactured by competitors. This database gives the Company the ability to monitor, among other things, drill bit failures and performance improvements related to product development. The Company believes this proprietary database gives it a competitive advantage in the drill bit business.
     The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company’s expenditures for research and engineering activities are attributable to the Company’s Oilfield Products and Services segment and totaled $73.6 million in 2005, $67.2 million in 2004 and $55.6 million in 2003. In 2005, research and engineering expenditures approximated 1.8 percent of the Company’s Oilfield Products and Services segment revenues.
     Although the Company has over 2,900 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent.
Employees
     At December 31, 2005, the Company had 14,697 full-time employees throughout the world. Most of the Company’s employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I SWACO and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

Officers of the Registrant
The names and ages of all officers of the Company, all positions and offices with the Company presently held by each person named and their business experience are stated below. Positions, unless otherwise specified, are with the Company.

Name, Age and Positions	Principal Current Occupation and Other Significant Positions Held
Doug Rock (59) Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer
Chairman of the Board since February 1991, elected Chief Executive Officer in March 1989 and served as President and Chief Operating Officer since December 1987. Held various positions since joining the Company in June 1974, served as President of the Company’s Drilco Division beginning April 1982 and was named President of the Company’s Smith Tool Division in July 1985.

Loren K. Carroll (62) Executive Vice President of the Company, President and Chief Executive Officer of M-I SWACO
President and Chief Executive Officer of M-I SWACO since March 1994, Executive Vice President since October 1992 and member of the Board of Directors since November 1987. Joined Company in December 1984 as Vice President and Chief Financial Officer and served in that capacity until March 1989. Rejoined the Company in October 1992 as Executive Vice President and Chief Financial Officer.

Richard E. Chandler, Jr. (49) Senior Vice President, General Counsel and Secretary
Senior Vice President and Secretary since January 2006 and served as General Counsel since August 2005. Joined predecessor to M-I SWACO in December 1986 as Vice President, General Counsel and Secretary. Named Senior Vice President – Administration, General Counsel and Secretary of M-I SWACO in January 2004.

Margaret K. Dorman (42) Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President, Chief Financial Officer and Treasurer since June 1999. Joined Company as Director of Financial Reporting in December 1995 and named Vice President, Controller and Assistant Treasurer in February 1998.

Bryan L. Dudman (49) President, Smith Services
President, Smith Services since January 2006. Held various positions since joining the Company in January 1979. Named Senior Vice President World Wide Operations of the Company’s Smith Tool Division in March 1993 and Senior Vice President Western Hemisphere Operations of M-I SWACO in May 1994.

John J. Kennedy (53) President and Chief Executive Officer, Wilson
President and Chief Executive Officer, Wilson since June 1999. Joined Company as Treasury Manager in November 1986, named Treasury Director - International Operations in November 1987 and served as Treasurer beginning May 1991. Elected Vice President, Chief Accounting Officer and Treasurer in March 1994 and named Senior Vice President, Chief Financial Officer and Treasurer in April 1997.

Michael D. Pearce (58) President, Smith Technologies
President, Smith Technologies since May 2005. Joined Company as Vice President Sales of the Company’s GeoDiamond Division in April 1995 and named Vice President Sales of Smith Technologies in August 1998.

Neal S. Sutton (60) Senior Vice President — Law
Senior Vice President – Law since January 2006. Joined Company as Vice President, Secretary and General Counsel in January 1991, named Vice President – Administration in March 1992 and Senior Vice President – Administration, General Counsel and Secretary in December 1994.

Malcolm W. Anderson (58) Vice President, Human Resources
Vice President, Human Resources since May 2004. Vice President Human Resources of Hewlett Packard from January 2001 to April 2004. Vice President Human Resources of Weatherford International Ltd. from April 1996 to December 2000.

Peter J. Pintar (47) Vice President, Corporate Strategy and Development
Vice President Corporate Strategy and Development since September 2005. Held various positions at DTE Energy Company between October 1997 and August 2005, including Director – Corporate Development, Managing Director – Venture Capital Investments, and Director – Investor Relations.

David R. Cobb (40) Vice President and Controller	Vice President and Controller since July 2002. Joined Company as Assistant Controller in October 2001. Assistant Treasurer, Kent Electronics Corporation from April 1997 to September 2001.

Geri D. Wilde (55) Vice President, Taxes and Assistant Treasurer	Vice President, Taxes since February 1998. Joined Company as Manager of Taxes and Payroll of M-I SWACO in December 1986 and named Director of Taxes and Assistant Treasurer in April 1997.
All officers of the Company are elected annually by the Board of Directors. They hold office until their successors are elected and qualified. There are no family relationships between the officers of the Company.

Item 1A. Risk Factors
     This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,”, “expected”, “project” and similar terms. These statements are based on certain assumptions and analyses that we believe are reasonable under the circumstances. However, our assumptions could prove to be incorrect. Furthermore, such statements are subject to risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from expected results. You should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the SEC from time to time and the following important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.
We are dependent on the level of oil and natural gas exploration and development activities.
     Demand for our products and services is dependent upon the level of oil and natural gas exploration and development activities. The level of worldwide oil and natural gas development activities is primarily influenced by the price of oil and natural gas, as well as price expectations. In addition to oil and natural gas prices, the following factors impact exploration and development activity and may lead to significant changes in worldwide activity levels:
•	Overall level of global economic growth and activity;

•	Actual and perceived changes in the supply and demand for oil and natural gas;

•	Political stability and policies of oil-producing countries;

•	Finding and development costs of operators;

•	Decline and depletion rates for oil and natural gas wells; and

•	Seasonal weather conditions that temporarily curtail drilling operations.
     Changes in any of these factors could adversely impact our financial condition or results of operations.
There are certain risks associated with conducting business in markets outside of North America.
     We are a multinational oilfield service company and generate the majority of our Oilfield segment revenues in markets outside of North America. Changes in conditions within certain countries that have historically experienced a high degree of political and/or economic instability could adversely impact our financial condition or results of operations. Additional risks inherent in our non-North American business activities include:
•	Changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots and terrorist acts;

•	Unexpected changes in regulatory requirements;

•	Fluctuations in currency exchange rates and the value of the U.S. dollar;

•	Restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	Governmental actions that result in the deprivation of contract rights; and

•	Governmental sanctions.
We operate in a highly technical and competitive environment.
     We operate in a highly-competitive business environment. Accordingly, demand for our products and services is largely dependent on our ability to provide leading-edge, technology-based solutions that reduce the operator’s overall cost of developing energy assets. If competitive or other market conditions impact our ability to continue providing superior-performing product offerings, our financial condition or results of operations could be adversely impacted.
Our businesses are subject to a variety of governmental regulations.
     We are exposed to a variety of federal, state, local and international laws and regulations relating to environmental, health and safety, export control, currency exchange, labor and employment and taxation matters. These laws and regulations are complex, change frequently and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact our financial condition or results of operations.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The principal facilities and properties utilized by the Company at December 31, 2005 are shown in the table below. Generally, the facilities and properties are owned by the Company.

	Principal Products Processed	Land	Approx. Bldg.
Location	or Manufactured	(Acres)	Space(sq.ft.)
Oilfield Products and Services Segment:
Houston, Texas	Tubulars, surface and downhole tools, remedial products, liner hangers, diamond drill bits, turbodrills, drilling and fishing jars and fishing tool equipment	88	850,000
Houston, Texas	M-I SWACO corporate headquarters and research center	18	223,000
Ponca City, Oklahoma	Three-cone drill bits	15	207,000
Florence, Kentucky	Separator units, mill units, parts, screens and motors	15	145,000
Aberdeen, Scotland	Downhole tools and remedial products	10	132,000
Greybull, Wyoming	Bentonite mine and processing	8,394	110,000
Tulsa, Oklahoma	Oilfield and industrial screening products	7	95,000
Saline di Volterra, Italy	Three-cone drill bits	11	92,000
Edinburgh, Scotland	Wire cloth and oilfield screening products	3	91,400
Aberdeen, Scotland	Downhole tools	10	91,000
Karmoy, Norway	Barite and bentonite processing	5	51,000
Greystone, Nevada	Barite mine and processing	268	50,000
Battle Mountain, Nevada	Barite processing	23	43,000
Provo, Utah	Synthetic diamond materials	4	43,000
Nisku, Canada	Tubulars and drill collars	10	42,000
Zelmou, Morocco	Barite mine	3,954	41,000
Zavalla, Texas	Drilling fluid chemical products	33	36,000
Nivellas, Belgium	Separator units, mill units, parts, screens and motors	5	32,000
Scurelle, Italy	Diamond drill bits and synthetic diamond materials	4	31,000
Amelia, Louisiana	Barite processing	26	25,000
Port Fouchon, Louisiana	Drilling fluid storage, processing and distribution	11	24,600
Spruce Grove, Canada	Drilling fluid processing	3	24,000
Berra, Italy	Solids control equipment	2	24,000
Salzweld, Germany	Drilling fluid processing	2	23,000
Galveston, Texas	Barite processing	6	21,000
Macon, Georgia	Separator units and screens	1	18,000
Aberdeen, Scotland	Barite and bentonite processing	2	12,000
Foss/Aberfeldy, Scotland	Barite mine and processing	102	10,000
Grand Prairie, Canada	Fishing and remedial services	2	9,000
Mountain Springs, Nevada	Barite mine	900	—

Distribution Segment:
Houston, Texas	Pipe, valves and fittings	11	198,000
Trainer, Pennsylvania	Pipe, valves and fittings	3	23,000
Tampa, Florida	Pipe, valves and fittings	4	16,000
     The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained. The Company also believes its facilities are suitable for their present and intended purposes and are generally adequate for the Company’s current and anticipated level of operations.
     The Company’s Corporate headquarters is located in a leased office building in Houston, Texas. The Company leases various other administrative and sales offices, as well as warehouses and service centers in the United States and other countries in which it conducts business. The Company believes that it will be able to renew and extend its property leases on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

Item 3. Legal Proceedings
     Information relating to various commitments and contingencies, including legal proceedings, is described in Note 2 and Note 16 of the Consolidated Financial Statements included elsewhere in this report on Form 10-K and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The common stock of the Company is traded on the New York Stock Exchange and the Pacific Stock Exchange. The following are the high and low sale prices for the Company’s common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated, and adjusted for the two-for-one stock split effective August 24, 2005.

	2004 Common Stock				2005 Common Stock
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$27.36	$28.88	$30.71	$31.25	$32.77	$32.06	$35.23	$39.59
Low	$20.14	$24.03	$26.09	$26.99	$25.96	$27.92	$31.91	$29.61
     On March 6, 2006, the Company had 1,965 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $38.12.
Stock Repurchases
     In October 2005, the Company completed a previously announced share repurchase program. On October 20, 2005, the Board of Directors approved a new repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the fourth quarter of 2005, the Company repurchased 0.3 million shares of common stock under the programs at an aggregate cost of $9.6 million. The acquired shares have been added to the Company’s treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.
     The following table summarizes the Company’s repurchase activity for the three months ended December 31, 2005:

			Total Number of
	Total Number	Average	Shares Purchased as	Number of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs
October 1 – 31	225,000	$30.25	225,000	19,997,200
November 1 – 30	—	—	—	19,997,200
December 1 – 31	76,000	$36.64	76,000	19,921,200

4th Quarter 2005	301,000	$31.86	301,000	19,921,200
Dividend Program
     On February 2, 2005, the Company’s Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.06 per share, after adjusting for the August 2005 stock dividend. The Board of Directors declared dividends of $48.4 million and distributed cash dividends of $36.4 million during 2005. On March 1, 2006, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.08 per share, beginning with the distribution payable April 14, 2006 to stockholders of record on March 15, 2006. The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company’s financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, its future business prospects and other factors that the Board of Directors deems relevant.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2005	2004(a)	2003	2002	2001
		(In thousands, except per share data)
Statements of Operations Data:
Revenues	$5,579,003	$4,419,015	$3,594,828	$3,170,080	$3,551,209

Gross profit	1,685,138	1,351,939	1,075,931	918,302	1,045,804

Operating income	670,561	438,764	328,747	256,148	371,510

Income before cumulative effect of change in accounting principle	302,305	182,451	124,634	93,189	152,145

Earnings per share before cumulative effect of change in accounting principle – diluted basis(b)	1.48	0.89	0.62	0.47	0.76

Balance Sheet Data:
Total assets	$4,059,914	$3,506,778	$3,097,047	$2,749,545	$2,735,828

Long-term debt	610,857	387,798	488,548	441,967	538,842

Total stockholders’ equity	1,578,505	1,400,811	1,235,776	1,063,535	949,159

Cash dividends declared per common share(c)	0.24	—	—	—	—
     The Selected Financial Data above should be read together with the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K in order to understand factors, such as changes in the method of accounting for goodwill, business combinations completed during 2005, 2004 and 2003, and unusual items, which may affect the comparability of the Selected Financial Data.

(a)	In 2004, the Company recognized a $31.4 million, or $0.10 per share, patent litigation-related charge.
(b)	All fiscal years prior to 2005 have been restated for the impact of a two-for-one stock dividend distributed on August 24, 2005.
(c)	On February 2, 2005, the Company’s Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.06 per share, after adjusting for the August 2005 stock dividend. The Board of Directors declared dividends of $48.4 million and distributed cash dividends of $36.4 million during 2005. On March 1, 2006, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.08 per share, beginning with the distribution payable April 14, 2006 to stockholders of record on March 15, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. This discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements we make in this section due to a number of factors that are discussed beginning on page 9.
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
     The Company’s operations are largely driven by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the financial condition of independent E&P companies and the overall level of global economic growth and activity. In addition, approximately 10 percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.
     Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company’s consolidated revenues were generated in North America during 2005, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 30 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution operations, 57 percent of the Company’s 2005 revenues were generated in markets outside of North America.
Business Outlook
     The Company’s business is highly dependent on the general economic environment in the United States and other major world economies, which impact energy consumption and the resulting demand for our products and services. In 2005, the average worldwide rig count grew 15 percent over the prior year period, as higher commodity prices influenced increased natural-gas focused drilling activity. The Company expects to see modest growth in exploration and production spending in 2006, supported by commodity prices, which remain economically viable despite recent declines from the record high prices set in late 2005. Although there are a number of factors which could influence forecasted exploration and production spending, a significant decline in commodity prices, particularly natural gas, or deterioration in the global economic environment could adversely impact worldwide drilling activity and demand for our products and services.

Results of Operations
Segment Discussion
     The Company markets its products and services throughout the world through four business units which are aggregated into two reportable segments. The Oilfield Products and Services segment consists of three business units: M-I SWACO, Smith Technologies and Smith Services. The Distribution segment includes the Wilson business unit. The revenue discussion below has been summarized by business unit in order to provide additional information in analyzing the Company’s operations.

	For the Years Ended December 31,
	2005		2004		2003
Financial Data: (dollars in thousands)	Amount	%	Amount	%	Amount	%
Revenues:
M-I SWACO	$2,682,511	48	$2,231,884	50	$1,865,851	52
Smith Technologies	601,821	11	511,410	12	403,261	11
Smith Services	694,667	12	493,045	11	409,162	11

Oilfield Products and Services	3,978,999	71	3,236,339	73	2,678,274	74
Wilson	1,600,004	29	1,182,676	27	916,554	26

Total	$5,579,003	100	$4,419,015	100	$3,594,828	100

Geographic Revenues:
United States:
Oilfield Products and Services	$1,393,564	25	$1,128,294	26	$925,148	26
Distribution	1,127,142	20	854,173	19	667,095	18

Total United States	2,520,706	45	1,982,467	45	1,592,243	44

Canada:
Oilfield Products and Services	313,912	6	225,629	5	171,653	5
Distribution	399,653	7	261,923	6	191,221	5

Total Canada	713,565	13	487,552	11	362,874	10

Non-North America:
Oilfield Products and Services	2,271,523	41	1,882,416	43	1,581,483	44
Distribution	73,209	1	66,580	1	58,228	2

Total Non-North America	2,344,732	42	1,948,996	44	1,639,711	46

Total Revenue	$5,579,003	100	$4,419,015	100	$3,594,828	100

Operating Income:
Oilfield Products and Services	$625,384	16	$423,648	13	$343,486	13
Distribution	64,714	4	26,513	2	(7,897)	—
General Corporate	(19,537)	*	(11,397)	*	(6,842)	*

Total	$670,561	12	$438,764	10	$328,747	9

Market Data:
Average Worldwide Rig Count: (1)
United States	1,666	50	1,417	49	1,216	47
Canada	408	12	348	12	339	13
Non-North America	1,271	38	1,145	39	1,050	40

Total	3,345	100	2,910	100	2,605	100

Onshore	2,833	85	2,443	84	2,143	82
Offshore	512	15	467	16	462	18

Total	3,345	100	2,910	100	2,605	100

Average Commodity Prices:
Crude Oil ($/Bbl)(2)	$56.59		$41.51		$31.06
Natural Gas ($/mcf)(3)	8.89		5.90		5.49

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices.

(3)	Average daily Henry Hub, Louisiana spot closing prices.

*	not meaningful

Oilfield Products and Services Segment
Revenues
     M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by exploration and production spending in markets outside of North America, which contributes approximately two-thirds of the unit’s revenues, and by its exposure to the U.S. offshore market, which constitutes nine percent of the revenue base. U.S. offshore drilling programs, which account for approximately three percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. For the year ended December 31, 2005, M-I SWACO reported revenues of $2.7 billion, an increase of 20 percent over the prior year period. Over 60 percent of the business growth was generated in the Eastern Hemisphere influenced by an 11 percent increase in corresponding activity levels and the impact of new contract awards. Increased exploration and production spending in the North American market, driven by the significant increase in the number of land-based drilling programs and, to a lesser extent, the impact of price increases initiated throughout 2005 also contributed to the year-over-year revenue improvement. M-I SWACO’s revenues totaled $2.2 billion for the year ended December 31, 2004. The majority of the revenue increase was generated in markets outside of North America, where revenues grew 21 percent largely due to the underlying activity level increase of nine percent. Although increased investment by exploration and production companies in Latin America and the Middle East contributed to the improvement, new contract awards and increased customer demand for waste management product offerings in several major Europe/Africa markets also had a favorable impact. Approximately one-third of the year-over-year revenue growth was reported in North America, as increased customer spending related to land-based projects more than offset the impact of reduced drilling activity in the higher-margin U.S. offshore market.
     Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies generally has the highest North American revenue exposure of the Oilfield segment units. For the year ended December 31, 2005, Smith Technologies reported revenues of $601.8 million, an increase of 18 percent over the prior year. The year-over-year revenue growth resulted from increased unit sales and rentals of diamond drill bits, as technological advancements in fixed cutter drill bit manufacturing and design has influenced a shift from roller-cone toward diamond drill bit product offerings. To a lesser extent, the impact of higher unit pricing and continued demand for turbine products contributed to the year-over-year revenue improvement. Smith Technologies reported revenues of $511.4 million for the year ended December 31, 2004, a 27 percent increase over the prior year level. Approximately three-quarters of the revenue growth was reported in North America, as increased activity levels impacted demand for diamond bit rentals. Additionally, increased market penetration resulting from new product designs and, to a lesser extent, improved product pricing also contributed to the revenue variance.
     Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Smith Services’ core business volumes are more evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the year ended December 31, 2005, Smith Services reported revenues of $694.7 million, a 41 percent increase from the prior year. Excluding the effect of acquired operations, revenues increased 34 percent influenced by higher worldwide exploration and production spending levels. The majority of the base revenue growth was generated in North America, as increased activity levels impacted tubular product sales, which were twice the level reported in the prior year. Approximately one-third of the year-over-year base revenue growth was reported in markets outside of North America, driven by strong demand for remedial product and service lines in the Middle East and North Sea markets. Smith Services reported revenues of $493.0 million for the year ended December 31, 2004, a 21 percent increase over the amount reported in 2003. Approximately three-quarters of the revenue improvement was generated in the North American market, influenced by higher activity levels, increased demand for tubular products and, to a lesser extent, incremental revenues from acquired operations.

Operating Income
     Operating income for the Oilfield Products and Services segment was $625.4 million, or 15.7 percent of revenues, for the year ended December 31, 2005. The year-over-year comparison was impacted by litigation-related charges, including $5.6 million and $31.4 million in 2005 and 2004, respectively. Excluding the impact of these charges, segment operating margins increased 1.8 percentage points above the prior year level. The year-over-year operating margin expansion primarily reflects reduced operating expenses as a percentage of revenues associated with improved fixed cost coverage in the sales and administrative functions. Gross margins improved slightly reflecting the impact of increased fixed cost absorption in the segment’s manufacturing operations and higher unit pricing, partially offset by a combination of an unfavorable shift in business mix and rising commodity costs. Fiscal 2005 operating income increased $175.9 million over the prior year, net of the litigation-related charges. The growth in operating income was attributable to the impact of a 23 percent increase in business volumes on gross profit, partially offset by higher variable-based operating expenses, including investment in personnel and infrastructure to support the expanding business operations. For the year ended December 31, 2004, Oilfield operating income was $423.6 million, or 13.1 percent of revenues. Excluding the impact of the litigation-related charge recorded during 2004, segment operating margins improved 1.3 percentage points over the prior year due to gross margin expansion and, to a lesser extent, reduced operating expenses as a percentage of revenues. The gross margin improvement largely reflects increased fixed cost absorption in the Company’s manufacturing operations and, to a lesser extent, the impact of price increases introduced in the drilling fluid and drill bit operations. Fiscal 2004 operating income, net of the litigation charge, increased $111.6 million over the 2003 level attributable to the impact of higher revenue volumes on gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.
Distribution Segment
Revenues
     Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with approximately 95 percent of Wilson’s 2005 revenues generated in those markets. Moreover, approximately 30 percent of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. For the year ended December 31, 2005, Wilson reported revenues of $1.6 billion, 35 percent above the prior year. Approximately three-quarters of the revenue growth was generated in the upstream energy operations reflecting higher spending by exploration and production companies associated with increased North American drilling and completion activity, the impact of new contract awards and strong demand for tubular products. Industrial and downstream sales volumes grew 17 percent, influenced by increased spending levels for line pipe and maintenance and repair projects primarily in the engineering and construction and petrochemical customer base. Wilson reported revenues totaling $1.2 billion for the year ended December 31, 2004, an increase of 29 percent from the 2003 fiscal year. Two-thirds of the revenue improvement was reported in Wilson’s upstream energy segment, attributable to higher North American activity levels, increased demand for tubular products and new contract awards.
Operating Income
     Operating income for the Distribution segment was $64.7 million, or four percent of revenues, for the year ended December 31, 2005. Distribution operating results increased $38.2 million over the amount reported in 2004, equating to incremental operating income of nine percent of revenues. Incremental operating income was driven by the energy sector operations reflecting increased coverage of fixed sales and administrative costs. The lower expense ratio more than offset deterioration in gross profit margins associated with increased tubular product costs and a higher mix of project and export orders, which typically generate lower comparable margins. For the year ended December 31, 2004, operating income for the Distribution segment was $26.5 million, or 2.2 percent of revenues. Excluding a charge recorded in the prior year, segment operating income increased $29.8 million above the amount reported in 2003, equating to incremental operating income of 11 percent of revenues. Incremental operating income was influenced by year-over-year improvement reported in both the energy and industrial sector operations attributable to increased coverage of fixed sales and administrative costs and, to a lesser extent, the impact of favorable pricing driven by a competitive market for tubular products.

Consolidated Discussion
     For the periods indicated, the following table summarizes the consolidated results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	For the Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Revenues	$5,579,003	100	$4,419,015	100	$3,594,828	100

Gross profit	1,685,138	30	1,351,939	31	1,075,931	30

Operating expenses	1,014,577	18	913,175	21	747,184	21

Operating income	670,561	12	438,764	10	328,747	9

Interest expense	44,446	1	38,762	1	40,964	1
Interest income	(1,692)	—	(1,300)	—	(1,973)	—

Income before income taxes, minority interests and cumulative effect of change in accounting principle	627,807	11	401,302	9	289,756	8

Income tax provision	202,743	4	129,721	3	93,334	3

Minority interests	122,759	2	89,130	2	71,788	2

Income before cumulative effect of change in accounting principle	302,305	5	182,451	4	124,634	3

Cumulative effect of change in accounting principle, net of tax and minority interests	—	—	—	—	(1,154)	—

Net income	$302,305	5	$182,451	4	$123,480	3

2005 versus 2004
     Consolidated revenues increased to $5.6 billion for the year ended December 31, 2005, 26 percent above the prior year period. The majority of the year-over-year dollar variance was reported in the Oilfield segment primarily attributable to higher worldwide drilling activity. On a geographic basis, two-thirds of the revenue improvement was generated in North America impacted by a combination of increased land-based drilling activity, strong demand for tubular products and improved pricing. Increased business volumes in markets outside North America also contributed to the year-over-year revenue variance, reflecting higher customer spending levels and the impact of new contract awards.
     Gross profit totaled $1.7 billion, or 30 percent of revenues, less than one percentage point below the gross profit margins generated in the comparable prior year period. The modest decline in gross profit margins reflects an increased proportion of Distribution segment sales, which historically generate lower margins than the Oilfield operations. To a lesser extent, gross profit margin deterioration reported in the Distribution segment also contributed to the reduction in consolidated gross profit margins. On an absolute dollar basis, gross profit was $333.2 million above the prior year period primarily reflecting the increased sales volumes in the Oilfield operations.
     Operating expenses, consisting of selling, general and administrative expenses, increased $101.4 million from the amount reported in the prior year. The year-over-year operating expense variance was impacted by litigation-related charges, including $5.6 million recorded in 2005 and $28.8 million recognized during 2004, related to the settlement, legal fees and other costs directly associated with a patent infringement case. Excluding the litigation-related charges, operating expenses increased $124.6 million on an absolute dollar basis, but decreased two percentage points from the prior year period, as a percentage of revenues. The majority of the absolute dollar increase was attributable to variable costs directly associated with the improved business volumes, including increased investment in personnel and infrastructure. To a lesser extent, increased employee profit-sharing amounts directly attributable to the reported profitability levels and stock-based compensation expense associated with restricted stock awards also contributed to the year-over-year operating expense growth.
     Net interest expense, which represents interest expense less interest income, totaled $42.8 million in 2005. Net interest expense increased $5.3 million from the prior year reflecting higher average debt levels between the periods and, to a lesser extent, an increase in variable interest rates.
     The effective tax rate approximated 32 percent, which was comparable to the level reported in the prior year, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
     Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $122.8 million in 2005, a $33.6 million increase from the prior year. The year-over-year increase primarily reflects the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.
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
     The effective tax rate approximated 32 percent, which was comparable to the level reported in the prior year, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.

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
     The cumulative effect of change in accounting principle included for 2003 represents the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”
Liquidity and Capital Resources
General
     At December 31, 2005, cash and cash equivalents equaled $62.5 million. During 2005, the Company generated $219.5 million of cash flows from operations, which is $37.3 million above the amount reported in 2004. The improvement was attributable to increased profitability levels experienced by the Company, partially offset by higher working capital investment, particularly receivables, associated with the continued increase in worldwide drilling activity.
     In 2005, cash flows used in investing activities totaled $212.3 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $151.4 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of the Tubular Technology Inc. and Nunez Oil Field Pipe Ltd. operations resulted in cash outflows of $81.3 million in 2005.
     Projected net capital expenditures for 2006 are expected to approximate $190 million, with the year-over-year increase driven by the inclusion of approximately $30 million of non-recurring facility-related investment. The majority of the 2006 capital spending is expected to consist of spending for routine additions of rental tool and manufacturing equipment to support the Company’s operations and maintenance of the Company’s capital equipment base.
     Cash flows provided by financing activities totaled $2.4 million in 2005. Operating cash flow was sufficient to fund investing activities; however, amounts required to finance repurchases under the Company’s stock buyback program and dividend payments resulted in $144.7 million of incremental borrowings under existing credit facilities.
     The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of December 31, 2005, the Company had $162.8 million of capacity available under its U.S. revolving credit facilities for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At year-end, the Company had available borrowing capacity of $76.9 million under the non-U.S. borrowing facilities.
     The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of year-end, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
     During 2005, the Company’s Board of Directors approved a cash dividend program for stockholders. On March 1, 2006, the Company’s Board of Directors increased the quarterly cash dividend to $0.08 per share. The projected annual payout of approximately $65 million is expected to be funded with cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.
     In October 2005, the Company completed a previously announced share repurchase program. On October 20, 2005, the Board of Directors approved a new repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
     In February 2006, M-I SWACO acquired Norwegian-based Epcon Offshore AS for cash consideration of $46.4 million. The transaction was initially funded with borrowings under an expanded local credit facility and will be refinanced with a four-year term note during the first half of 2006. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
     The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, although inflation has had a modest impact on the Company’s financial results in the three most recent fiscal years, the Company experienced sizable increases in transportation costs, as well as, petrochemical, steel and other commodity prices during 2005. These costs, however, do not comprise a significant portion of the Company’s overall cost structure and the Company has generally been able to offset most of these costs through productivity gains and price increases.
     The Company has not engaged in off-balance sheet financing arrangements through special purpose entities, and the consolidation of the Company’s minority ownership positions would not result in an increase in reported leverage ratios. The Company has no contractual arrangements in place that could result in the issuance of additional shares of the Company’s common stock at a future date other than the Company’s stock-based compensation program, which is discussed in Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Long-Term Incentive Compensation.”
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
     The following table summarizes the Company’s debt maturities, estimated interest on fixed rate long-term debt and future minimum payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2005 (in thousands):

		Amount of Commitment Expiration per Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt maturities	$744,507	$133,650	$158,234	$232,734	$219,889

Interest on fixed rate long-term debt	97,411	26,284	38,333	29,700	3,094

Operating lease commitments	179,769	46,883	60,934	28,682	43,270

Total	$1,021,687	$206,817	$257,501	$291,116	$266,253

     In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense, which totaled $102.1 million in 2005, but have been appropriately excluded from the future minimum payments presented in the table above. Amounts related to commitments under capital lease agreements, as well as pension and other postretirement obligations, were immaterial for the periods presented.
Standby Letters of Credit
     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $19.5 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $49.8 million of standby letters of credit and bid, performance and surety bonds at December 31, 2005. Management does not expect any material amounts to be drawn on these instruments.

Insurance
     The Company maintains insurance coverage for various aspects of its business and operations. The Company has elected to retain a portion of losses that occur through the use of deductibles and retentions under its insurance programs. Amounts in excess of the self-insured retention levels are fully insured to limits believed appropriate for the Company’s operations. Self-insurance accruals are based on claims filed and an estimate for claims incurred but not reported. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate for expected liabilities arising from the Company’s portion of losses, estimates of these liabilities may change as circumstances develop.
Litigation
Rose Dove Egle v. John M. Egle, et al.
     In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. (“Tri-Tech”) in exchange for cash consideration of approximately $20.4 million (the “Transaction”).
     In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has appealed the verdict and does not anticipate a ruling until the third quarter of 2006. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated financial statements.
Other
     The Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
Environmental
     The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company.
     In connection with most business acquisitions, the Company obtains contractual indemnifications from the seller related to environmental matters. These indemnifications generally provide for the reimbursement of environmental clean-up costs incurred by the Company for events occurring or circumstances existing prior to the purchase date, whether the event or circumstance was known or unknown at that time. A substantial portion of the Company’s total environmental exposure is associated with its M-I SWACO operations, which are subject to various indemnifications from former owners.
     As of December 31, 2005, the Company’s environmental reserve totaled $9.6 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2005, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations, subject to the indemnifications in place.
     During 2003, the Company took legal action against M-I SWACO’s former owners to clarify certain contractual provisions of the environmental indemnification. Subsequent to December 31, 2005, the two parties reached an agreement in principle whereby M-I SWACO’s former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs.

Critical Accounting Policies and Estimates
     The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     The Company believes the following describes significant judgments and estimates used in the preparation of its consolidated financial statements:
Allowance for doubtful accounts. The Company extends credit to customers and other parties in the normal course of business. Management regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.
Inventory reserves. The Company has made significant investments in inventory to service its customers around the world. On a routine basis, the Company uses judgments in determining the level of reserves required to state inventory at the lower of cost or market. Management’s estimates are primarily influenced by technological innovations, market activity levels and the physical condition of products. Changes in these or other factors may result in adjustments to the carrying value of inventory.
Goodwill. The Company has acquired a number of operations during the past decade, which has resulted in the recording of a material amount of goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment evaluation, which is largely influenced by future cash flow projections. Estimating future cash flows of the Company’s operations requires management to make judgments about future operating results and working capital requirements. Although the majority of the goodwill relates to the Company’s Oilfield operations, $37.9 million of goodwill relates to Distribution transactions. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and may result in the determination that a portion of the goodwill is impaired when the annual analysis is performed.
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
Environmental Obligations. The Company records liabilities for environmental obligations when remedial efforts are probable and the costs can be reasonably estimated. Management’s estimates are based on currently enacted laws and regulations. As more information becomes available or environmental laws and regulations change, such liabilities may be required to be adjusted. Additionally, in connection with acquisitions, the Company generally obtains indemnifications from the seller related to environmental matters. If the indemnifying parties do not fulfill their obligations, adjustments of recorded amounts may be required.

Recent Accounting Pronouncements
     On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense that was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying statement of operations. The amounts charged to earnings in 2005, 2004 and 2003 were not significant to net income or earnings per share amounts.
     In 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123r”), which addresses the financial accounting and reporting of share-based payments to employees, including stock option awards. SFAS No. 123r, which was required to be adopted by the Company on January 1, 2006, provides for the inclusion of share-based compensation expense in the consolidated financial statements. Share-based compensation, which is determined based upon the fair value of the award as of the date of grant, is generally required to be expensed over the service period of the related award. Based on stock options outstanding as of December 31, 2005, the adoption of SFAS 123r is expected to result in the recognition of $14.4 million of future compensation expense, of which $8.9 million is expected to be recorded during the 2006 fiscal year.
     From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risks from changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. See Note 9, “Financial Instruments,” to the Consolidated Financial Statements for additional discussion of hedging instruments.
     The Company’s exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. The Company had no interest rate contracts outstanding as of December 31, 2005 and 2004. At December 31, 2005, 38 percent of the Company’s long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company’s future earnings or cash flows.
     The Company’s exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company’s hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2005, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $99.8 million and $40.4 million, respectively, and the fair value was less than the notional amount of these contracts by $1.7 million. As of December 31, 2004, the notional amount of fair value hedge contracts outstanding was $99.6 million, approximating the fair value of these contracts. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.
     The Company utilizes a “Value-at-Risk” (“VAR”) model to determine the maximum potential one-day loss in the fair value of its foreign exchange sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95 percent confidence level. The Company’s VAR computations are based on the historical price movements in various currencies (a “historical” simulation) during the year. The model includes all of the Company’s foreign exchange derivative contracts. Anticipated transactions, firm commitments and assets and liabilities denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. The estimated maximum potential one-day loss in fair value of currency sensitive instruments, calculated using the VAR model, was not material to the Company’s financial position or results of operations.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable, not absolute, assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The Deloitte & Touche LLP attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 26 of this Annual Report on Form 10-K.

/s/ Doug Rock	/s/ Loren K. Carroll	/s/ Margaret K. Dorman

Doug Rock	Loren K. Carroll	Margaret K. Dorman
Chairman of the Board and	Executive Vice President	Senior Vice President,
Chief Executive Officer		Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Smith International, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Smith International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the provisions of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” in 2003.
DELOITTE & TOUCHE LLP
Houston, Texas
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Smith International, Inc.:
We have audited the accompanying consolidated balance sheets of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Part IV, Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” in 2003.
DELOITTE & TOUCHE LLP
Houston, Texas
March 13, 2006

SMITH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2005	2004
Assets

Current Assets:
Cash and cash equivalents	$62,543	$53,596
Receivables, net (Note 1)	1,200,289	963,622
Inventories, net	1,059,992	890,462
Deferred tax assets, net	48,467	47,083
Prepaid expenses and other	65,940	64,869

Total current assets	2,437,231	2,019,632

Property, Plant and Equipment, net	665,389	576,954

Goodwill, net	737,048	713,353

Other Intangible Assets, net	78,779	68,597

Other Assets	141,467	128,242

Total Assets	$4,059,914	$3,506,778

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$133,650	$211,375
Accounts payable	479,206	376,782
Accrued payroll costs	108,419	89,200
Income taxes payable	91,303	91,587
Other	120,575	118,413

Total current liabilities	933,153	887,357

Long-Term Debt	610,857	387,798

Deferred Tax Liabilities	107,838	93,777

Other Long-Term Liabilities	86,853	82,352

Minority Interests	742,708	654,683

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2005 or 2004	—	—
Common stock, $1 par value; 250,000 shares authorized (150,000 shares authorized in 2004); 213,270 shares issued in 2005 (105,297 shares issued in 2004, on a pre-split basis)	213,270	105,297
Additional paid-in capital	383,695	432,395
Retained earnings	1,215,483	961,574
Accumulated other comprehensive income	6,901	24,404
Less – Treasury securities, at cost; 12,301 common shares in 2005 (4,222 common shares in 2004, on a pre-split basis)	(240,844)	(122,859)

Total stockholders’ equity	1,578,505	1,400,811

Total Liabilities and Stockholders’ Equity	$4,059,914	$3,506,778

The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$5,579,003	$4,419,015	$3,594,828

Costs and expenses:
Costs of revenues	3,893,865	3,067,076	2,518,897
Selling expenses	786,668	685,272	586,163
General and administrative expenses	227,909	227,903	161,021

Total costs and expenses	4,908,442	3,980,251	3,266,081

Operating income	670,561	438,764	328,747

Interest expense	44,446	38,762	40,964
Interest income	(1,692)	(1,300)	(1,973)

Income before income taxes, minority interests and cumulative effect of change in accounting principle	627,807	401,302	289,756

Income tax provision	202,743	129,721	93,334

Minority interests	122,759	89,130	71,788

Income before cumulative effect of change in accounting principle	302,305	182,451	124,634
Cumulative effect of change in accounting principle, net of tax and minority interests	—	—	(1,154)

Net income	$302,305	$182,451	$123,480

Basic:
Earnings per share before cumulative effect of change in accounting principle	$1.50	$0.90	$0.63
Cumulative effect of change in accounting principle, net of tax and minority interests	—	—	(0.01)

Earnings per share	$1.50	$0.90	$0.62

Diluted:
Earnings per share before cumulative effect of change in accounting principle	$1.48	$0.89	$0.62
Cumulative effect of change in accounting principle, net of tax and minority interests	—	—	(0.01)

Earnings per share	$1.48	$0.89	$0.61

Weighted average shares outstanding:
Basic	201,651	202,664	199,630
Diluted	204,522	205,138	201,806
The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$302,305	$182,451	$123,480
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Depreciation and amortization	117,722	106,493	101,709
Minority interests	122,759	89,130	71,788
Deferred income tax provision (benefit)	10,636	(1,764)	8,154
Provision for losses on receivables	4,216	3,846	3,835
Increase in LIFO inventory reserves	22,144	28,177	231
Gain on disposal of property, plant and equipment	(14,812)	(10,592)	(8,463)
Foreign currency translation losses	1,213	1,790	1,516
Share-based compensation expense	5,947	684	916
Cumulative effect of change in accounting principle	—	—	1,154
Patent litigation-related charges	5,640	31,439	—
Gain on sale of investments in unconsolidated subsidiaries	(5,898)	—	—
Equity earnings, net of dividends received	(10,420)	(5,217)	987
Changes in operating assets and liabilities:
Receivables	(243,882)	(153,066)	(161,205)
Inventories	(197,204)	(167,879)	(90,167)
Accounts payable	105,832	61,669	49,452
Patent litigation-related payments	(31,040)	(6,039)	—
Other current assets and liabilities	40,292	27,292	45,085
Other non-current assets and liabilities	(15,996)	(6,240)	(5,890)

Net cash provided by operating activities	219,454	182,174	142,582

Cash flows from investing activities:
Acquisitions, net of cash acquired	(81,328)	(72,350)	(101,789)
Purchases of property, plant and equipment	(177,845)	(111,449)	(98,923)
Proceeds from disposal of property, plant and equipment	26,426	20,679	22,902
Proceeds from sale of investments in unconsolidated subsidiaries	20,496	—	—

Net cash used in investing activities	(212,251)	(163,120)	(177,810)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	187,804	68,858	116,615
Principal payments of long-term debt	(57,592)	(85,832)	(135,499)
Net change in short-term borrowings	14,478	54,114	2,014
Purchases of treasury stock	(117,820)	(92,002)	—
Payment of common stock dividends	(36,353)	—	—
Proceeds from employee stock option exercises	39,847	61,016	18,958
Distributions to minority interest partner	(28,000)	(23,200)	(4,000)

Net cash provided by (used in) financing activities	2,364	(17,046)	(1,912)

Effect of exchange rate changes on cash	(620)	302	1,676

Increase (decrease) in cash and cash equivalents	8,947	2,310	(35,464)
Cash and cash equivalents at beginning of year	53,596	51,286	86,750

Cash and cash equivalents at end of year	$62,543	$53,596	$51,286

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,217	$38,158	$41,306
Cash paid for income taxes	177,697	111,568	50,980
The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share data)

					Accumulated	Treasury Securities
	Common Stock		Additional		Other	Common Stock		Total
	Number of		Paid-in	Retained	Comprehensive	Number of		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance, January 1, 2003	101,545,942	$101,546	$345,911	$655,643	$(10,435)	(2,384,108)	$(29,130)	$1,063,535
Net income	—	—	—	123,480	—	—	—	123,480
Currency translation adjustments	—	—	—	—	22,073	—	—	22,073
Changes in unrealized fair value of derivatives	—	—	—	—	36	—	—	36
Minimum pension liability adjustments	—	—	—	—	(49)	—	—	(49)

Comprehensive income	—	—	—	123,480	22,060	—	—	145,540
Exercise of stock options and vesting of restricted stock	1,174,364	1,174	25,527	—	—	—	—	26,701

Balance, December 31, 2003	102,720,306	102,720	371,438	779,123	11,625	(2,384,108)	(29,130)	1,235,776
Net income	—	—	—	182,451	—	—	—	182,451
Currency translation adjustments	—	—	—	—	14,963	—	—	14,963
Changes in unrealized fair value of derivatives	—	—	—	—	(2,471)	—	—	(2,471)
Minimum pension liability adjustments	—	—	—	—	287	—	—	287

Comprehensive income	—	—	—	182,451	12,779	—	—	195,230
Purchases of treasury stock	—	—	—	—	—	(1,807,600)	(92,002)	(92,002)
Exercise of stock options and vesting of restricted stock	2,576,347	2,577	60,957	—	—	(30,758)	(1,727)	61,807

Balance, December 31, 2004	105,296,653	105,297	432,395	961,574	24,404	(4,222,466)	(122,859)	1,400,811
Net income	—	—	—	302,305	—	—	—	302,305
Currency translation adjustments	—	—	—	—	(14,635)	—	—	(14,635)
Changes in unrealized fair value of derivatives	—	—	—	—	(2,044)	—	—	(2,044)
Minimum pension liability adjustments	—	—	—	—	(824)	—	—	(824)

Comprehensive income	—	—	—	302,305	(17,503)	—	—	284,802
Purchases of treasury stock	—	—	—	—	—	(2,198,800)	(117,820)	(117,820)
Dividends declared	—	—	—	(48,396)	—	—	—	(48,396)
Exercise of stock options and vesting of restricted stock	1,784,237	1,784	57,489	—	—	(4,276)	(165)	59,108
Two-for-one common stock split (Note 11)	106,188,814	106,189	(106,189)	—	—	(5,875,386)	—	—

Balance, December 31, 2005	213,269,704	$213,270	$383,695	$1,215,483	$6,901	(12,300,928)	$(240,844)	$1,578,505

The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
1. Summary of Significant Accounting Policies
Basis of Presentation
     Smith International, Inc. (“Smith” or the “Company”) provides premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and all applicable financial statement rules and regulations of the Securities and Exchange Commission (the “Commission”). Management believes the consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated.
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
Stock Split
     In July 2005, the Company’s Board of Directors approved a two-for-one stock split, which was effected in the form of a stock dividend. Stockholders of record as of August 5, 2005 were entitled to the dividend, which was distributed on August 24, 2005. Unless otherwise noted, all prior year share and earnings per share amounts included in the accompanying consolidated financial statements and related notes have been restated for the effect of the stock split.
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
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts to provide for receivables which may ultimately be uncollectible. Reserves are determined in light of a number of factors including customer specific conditions, economic events and the Company’s historical loss experience. At December 31, 2005 and 2004, the allowance for doubtful accounts was $13.9 million and $12.6 million, respectively.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, certain of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs consist of materials, labor and factory overhead.

Fixed Assets
     Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost, net of accumulated depreciation. The Company computes depreciation on fixed assets using principally the straight-line method; however, for income tax purposes, accelerated methods of depreciation are used. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to ten years for rental equipment. Leasehold improvements are amortized over the initial lease term or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $106.8 million, $96.9 million and $93.5 million, respectively.
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
     The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks and customer lists and contracts.
Impairment of Long-Lived Assets
     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset will be compared to the asset’s carrying amount to determine if an impairment exists.
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
Foreign Currency Translation and Transactions
     Gains and losses resulting from balance sheet translation of operations outside the United States where the applicable foreign currency is the functional currency are included as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from balance sheet translation of operations outside the United States where the U.S. dollar is the functional currency are included in the consolidated statements of operations.
     Gains and losses resulting from foreign currency transactions, excluding cash flow hedges discussed below, are recognized currently in the consolidated statements of operations.

Financial Instruments
     The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. The Company utilizes derivative financial instruments such as foreign exchange contracts, foreign exchange options and interest rate contracts to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.
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
Revenue Recognition
     The Company’s revenues, which are composed of product, rental, service and other revenues, are generally subject to contractual arrangements which specify price and general terms and conditions. The Company recognizes product revenues, net of applicable provisions for returns, when title and the related risk of loss transfers to the customer. Rental, service and other revenues are recorded when such services are performed and collectibility is reasonably assured.
Minority Interests
     The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of the M-I SWACO profits associated with the minority partner’s 40 percent interest in those operations. To a lesser extent, minority interests include the portion of CE Franklin Ltd. and United Engineering Services LLC earnings applicable to the respective minority shareholders.
Stock-Based Compensation
     The Company’s Board of Directors and its stockholders have authorized a long-term incentive plan for the benefit of key employees. Although the Plan provides for the issuance of various stock-based awards, the Compensation Committee has elected to issue restricted stock units and, prior to December, 2005, stock option awards.
     Restricted stock units are considered compensatory awards and compensation expense related to these units is being recognized over the established vesting period in the accompanying consolidated financial statements. Prior to the mandatory adoption of SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123r”), on January 1, 2006, companies could continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock option program. Accordingly, the Company has elected to make pro forma footnote disclosures rather than recognizing the related compensation expense in the consolidated financial statements.

     Had the Company elected to apply the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$302,305	$182,451	$123,480
Add: Stock-based compensation expense included in reported income, net of related tax effect	3,952	444	595
Less: Total stock-based compensation expense determined under fair value methods, net of related tax effect	(13,056)	(11,364)	(11,126)

Net income, pro forma	$293,201	$171,531	$112,949

Earnings per share:
As reported:
Basic	$1.50	$0.90	$0.62
Diluted	1.48	0.89	0.61

Pro forma:
Basic	$1.45	$0.85	$0.57
Diluted	1.43	0.84	0.56
Recent Accounting Pronouncements
     On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for retirement obligations and costs associated with tangible long-lived assets. Upon adoption, the Company recognized a charge of $2.5 million, or $1.2 million after tax and minority interests, to reflect the cumulative amount of expense that was required to be recognized as of January 1, 2003. This amount has been recorded as a cumulative effect of change in accounting principle in the accompanying statement of operations. The amounts charged to earnings in 2005, 2004 and 2003 were not significant to net income or earnings per share amounts.
     In 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123r, which addresses the financial accounting and reporting of share-based payments to employees, including stock option awards. SFAS No. 123r, which the Company adopted on January 1, 2006 using the modified prospective method, provides for the inclusion of share-based compensation expense in the consolidated financial statements. Share-based compensation, which is determined based upon the fair value of the award as of the date of grant, is generally required to be expensed over the service period of the related award. Based on stock options outstanding as of December 31, 2005, the adoption of SFAS 123r is expected to result in the recognition of $14.4 million of future compensation expense, of which $8.9 million is expected to be recorded during the 2006 fiscal year.
     From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
2. Patent Litigation
     In September 2002, the Company was served with a complaint in the U.S. District Court for the Eastern District of Texas, Sherman Division entitled Halliburton Energy Services, Inc. v. Smith International, Inc. This lawsuit was a patent infringement claim alleging that certain roller cone drill bits made by the Company infringed several U.S. patents owned by Halliburton. The case was tried in the second quarter of 2004, and the Company recorded a litigation-related charge based on management’s best estimate of its potential exposure. This 2004 charge, which consisted of an estimated loss provision, legal fees and other directly related costs, totaled $31.4 million, or $20.4 million on an after-tax basis.
     In December 2005, the Company reached final settlement with Halliburton regarding all outstanding drill bit patent litigation matters. In connection with the settlement, the Company recorded an additional $5.6 million litigation-related charge, or $3.7 million on an after-tax basis, which included legal fees and other costs directly associated with the settlement.

3. Business Combinations
     During 2005, the Company completed six acquisitions in exchange for aggregate cash consideration of $81.3 million and the assumption of certain liabilities. The 2005 transactions primarily consist of the following:
On August 17, 2005, Smith Services acquired certain operating assets of Tubular Technology, Inc. and associated companies for cash consideration of $23.2 million. The acquired operations provide a full range of products and services used during the installation of corrosion-resistant alloy tubulars and also offer proprietary products and technical services used during the completion-phase of oil and gas wells, primarily to customers in the U.S. Gulf Coast region.
On November 1, 2005, Smith Services acquired certain operating assets of Nunez Oil Field Pipe, Ltd. and associated companies for cash consideration of $41.4 million. The acquired companies rent and repair premium drill pipe, drill collars, and blow-out preventers and perform machine shop and related inspection services in the United States.
     The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $23.4 million, which has been recorded as goodwill in the Oilfield Products and Services segment. Approximately $20.4 million of the goodwill related to the 2005 acquisitions is expected to be deductible for tax purposes. The purchase price allocation related to the 2005 acquisitions is based on preliminary information and is subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
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
     These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company’s consolidated financial statements.

     The following schedule summarizes investing activities related to 2005, 2004 and 2003 acquisitions included in the consolidated statements of cash flows:

	2005	2004	2003
Fair value of tangible and identifiable intangible assets, net of cash acquired	$68,597	$44,103	$34,922
Goodwill acquired	23,444	15,860	66,147
Payments to former shareholders of businesses acquired	—	23,162	9,692
Total liabilities assumed	(10,713)	(10,775)	(8,972)

Cash paid for acquisitions, net of cash acquired	$81,328	$72,350	$101,789

4. Earnings Per Share
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises under the treasury stock method. Outstanding employee stock options of 0.4 million and 2.2 million as of December 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per common share as the exercise price was in excess of the average market price for the Company’s stock during the corresponding period. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	2005	2004	2003
Basic EPS:
Income before cumulative effect of change in accounting principle	$302,305	$182,451	$124,634

Weighted average number of common shares outstanding	201,651	202,664	199,630

Basic EPS before cumulative effect of change in accounting principle	$1.50	$0.90	$0.63

Diluted EPS:
Income before cumulative effect of change in accounting principle	$302,305	$182,451	$124,634

Weighted average number of common shares outstanding	201,651	202,664	199,630
Dilutive effect of stock options	2,871	2,474	2,176

	204,522	205,138	201,806

Diluted EPS before cumulative effect of change in accounting principle	$1.48	$0.89	$0.62

5. Inventories
     Inventories consist of the following at December 31:

	2005	2004
Raw materials	$86,961	$78,773
Work-in-process	111,399	81,002
Products purchased for resale	303,307	252,486
Finished goods	632,925	530,657

	1,134,592	942,918

Reserves to state certain U.S. inventories (FIFO cost of $386,643 and $337,080 in 2005 and 2004, respectively) on a LIFO basis	(74,600)	(52,456)

	$1,059,992	$890,462

     During 2005, the Company recorded additional LIFO reserves of $22.1 million, primarily reflecting the higher cost of steel and alloy products purchased in the Distribution segment.

6. Property, Plant and Equipment
     Property, plant and equipment consist of the following at December 31:

	2005	2004
Land	$37,753	$35,954
Buildings	153,467	147,442
Machinery and equipment	587,808	555,469
Rental tools	472,913	376,043

	1,251,941	1,114,908
Less-Accumulated depreciation	(586,552)	(537,954)

	$665,389	$576,954

7. Goodwill and Other Intangible Assets
Goodwill
     The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million:

	Oilfield	Distribution
	Segment	Segment	Consolidated
Balance as of December 31, 2003	$652,822	$37,771	$690,593
Goodwill acquired	15,860	—	15,860
Purchase price and other adjustments	6,900	—	6,900

Balance as of December 31, 2004	675,582	37,771	713,353
Goodwill acquired	23,444	—	23,444
Purchase price and other adjustments	116	135	251

Balance as of December 31, 2005	$699,142	$37,906	$737,048

Other Intangible Assets
     The components of other intangible assets at December 31 are as follows:

	2005			2004
							Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period
							(years)
Patents	$43,191	$16,938	$26,253	$42,353	$14,532	$27,821	15.5
License agreements	29,308	7,181	22,127	26,044	4,420	21,624	10.8
Non-compete agreements and trademarks	29,150	12,414	16,736	20,772	8,899	11,873	9.8
Customer lists and contracts	17,282	3,619	13,663	9,232	1,953	7,279	11.0

	$118,931	$40,152	$78,779	$98,401	$29,804	$68,597	12.2

     Amortization expense of other intangible assets was $10.4 million, $9.1 million and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, estimated future amortization expense is expected to range between $7.2 million and $12.1 million per year for the next five fiscal years.

8. Debt
     The following summarizes the Company’s outstanding debt at December 31:

	2005	2004
Current:
Short-term borrowings	$122,174	$107,204
Current portion of long-term debt	11,476	104,171

Short-term borrowings and current portion of long-term debt	$133,650	$211,375

Long-Term:
Notes:
6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%. Interest payable semi-annually (presented net of unamortized discount of $486 and $605 in 2005 and 2004, respectively)	$219,514	$219,395
7.0% Senior Notes maturing September 2007 with an effective interest rate of 7.07%. Interest payable semi-annually (presented net of unamortized discount of $173 and $277 in 2005 and 2004, respectively)	149,827	149,723
7.7% Senior Secured Notes maturing July 2007. Principal due in equal annual installments of $7.1 million. Interest payable semi-annually	14,285	21,428
Bank revolvers payable:
$275.0 million revolving note expiring May 2010. Interest payable quarterly at base rate (7.25% at December 31, 2005) or Eurodollar rate, as defined (4.69% at December 31, 2005) and described below	205,100	80,000
M-I SWACO $125.0 million revolving note expiring May 2010. Interest payable quarterly at base rate (7.25% at December 31, 2005) or Eurodollar rate, as defined (4.69% at December 31, 2005) and described below	27,600	—

Term Loans:
M-I SWACO 315.0 million Norwegian Krone term loan repaid in 2005	—	10,689
Other	6,007	10,734

	622,333	491,969
Less-Current portion of long-term debt	(11,476)	(104,171)

Long-term debt	$610,857	$387,798

Principal payments of long-term debt for years subsequent to 2006 are as follows:

2007	$157,564
2008	670
2009	—
2010	232,734
Thereafter	219,889

$610,857

     The Company’s short-term borrowings consist of amounts outstanding under lines of credit and short-term loans. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. banks aggregating $199.1 million with $76.9 million of additional borrowing capacity available under these facilities at December 31, 2005. These borrowings had a weighted average interest rate of 7.0 percent and 7.5 percent at December 31, 2005 and 2004, respectively.
     In addition to the credit facilities discussed above, the Company has a $400 million unsecured revolving credit facility provided by a syndicate of nine financial institutions. The revolving credit agreement (the “Agreement”) allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 40 to 50 basis points depending on the borrowing levels drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee of 10 basis points on the unutilized portion of the facility and compliance with certain customary covenants, including a 40 percent debt-to-total capitalization limitation. As of December 31, 2005, the Company had $232.7 million drawn and $4.5 million of letters of credit issued under the facility, resulting in additional borrowing capacity of $162.8 million.
     The 6.75 percent and 7.0 percent Senior Notes are unsecured obligations of the Company issued under an Indenture dated September 8, 1997. The Indenture contains no financial covenants, nor any restrictions related to the payment of cash dividends to common stockholders. The Company’s 6.75 percent and 7.0 percent Senior Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.
     The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2005.
9. Financial Instruments
Foreign Currency Contracts
     The Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and foreign currency commitments. The term of these contracts generally do not exceed two years. For fair value hedges, realized and unrealized gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. The Company recognized expense of approximately $4.4 million, $2.4 million and $4.9 million in 2005, 2004 and 2003, respectively, related to net realized and unrealized losses on fair value hedge contracts. Gains or losses on designated cash flow hedge contracts are deferred to accumulated other comprehensive income and recognized in the consolidated statement of operations when the hedged item affects earnings. The Company recognized expense of $0.9 million during 2005 and earnings of $4.2 million and $4.4 million in 2004 and 2003, respectively, related to cash flow hedge contracts. As of December 31, 2005, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $99.8 million and $40.4 million, respectively, and the fair value was less than the notional amount of these contracts by $1.7 million. As of December 31, 2004, the notional amount of fair value hedge contracts outstanding was $99.6 million, approximating the fair value of these contracts, and there were no cash flow hedge contracts outstanding.
Fair Value of Other Financial Instruments
     The recorded and fair values of long-term debt at December 31 are as follows:

	2005		2004
	Recorded	Fair	Recorded	Fair
	Value	Value	Value	Value
Long-term Debt	$622,333	$646,013	$491,969	$531,302
     The fair value of publicly-traded long-term debt was primarily determined using quoted market prices. The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term and bank borrowings, approximates the carrying value due to the nature of these instruments.

10. Income Taxes
     The geographical sources of income before income taxes, minority interests and cumulative effect of change in accounting principle for the three years ended December 31, 2005 were as follows:

	2005	2004	2003
Income before income taxes, minority interests and cumulative effect of change in accounting principle:
United States	$225,207	$119,770	$62,984
Non-United States	402,600	281,532	226,772

Total	$627,807	$401,302	$289,756

     The income tax provision is summarized as follows:

	2005	2004	2003
Current:
United States	$62,243	$47,651	$22,604
Non-United States	124,881	82,781	61,440
State	4,983	1,053	1,136

	192,107	131,485	85,180

Deferred:
United States	8,073	(2,116)	756
Non-United States	2,349	925	7,398
State	214	(573)	—

	10,636	(1,764)	8,154

Income tax provision	$202,743	$129,721	$93,334

     The consolidated effective tax rate (as a percentage of income before income taxes, minority interests and cumulative effect of change in accounting principle) is reconciled to the U.S. federal statutory tax rate as follows:

	2005	2004	2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Minority partners’ share of U.S. partnership earnings	(2.5)	(2.9)	(3.1)
Non-deductible expenses	1.1	1.0	1.1
Benefit of extraterritorial income exclusion and manufacturer’s production exclusion	(0.8)	(0.7)	(0.7)
State taxes, net	0.8	0.1	0.6
Non-U.S. tax provisions which vary from the U.S. rate/non-U.S. losses with no tax benefit realized	(0.9)	(0.6)	0.8
Change in valuation allowance	(0.1)	(0.2)	(1.3)
Other items, net	(0.3)	0.6	(0.2)

Effective tax rate	32.3%	32.3%	32.2%

     The components of deferred taxes at December 31 are as follows:

	2005	2004
Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation and amortization):
United States	$(85,724)	$(73,118)
Non-United States	(55,691)	(49,795)

Total deferred tax liabilities	(141,415)	(122,913)

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
United States	651	1,110
Non-United States	14,181	15,317

Other deferred tax assets (principally accrued liabilities not deductible until paid and inventory reserves):
United States	67,201	61,157
Non-United States	9,081	7,872

Subtotal	91,114	85,456

Valuation allowance	(12,948)	(15,068)

Total deferred tax assets	78,166	70,388

Net deferred tax liabilities	$(63,249)	$(52,525)

Balance sheet presentation:
Deferred tax assets, net	$48,467	$47,083
Other assets	4,649	3,459
Income taxes payable	(8,527)	(9,290)
Deferred tax liabilities	(107,838)	(93,777)

Net deferred tax liabilities	$(63,249)	$(52,525)

     At December 31, 2005, the accompanying consolidated financial statements include $14.2 million of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States. Although a significant portion of these losses will carryforward indefinitely and are available to reduce future tax liabilities of the respective foreign entity, management currently believes that the majority of these assets will not be realized and has, accordingly, established a $12.9 million valuation reserve. The $2.1 million decline from the prior year-end valuation reserve reflects the impact of changes in currency exchange rates, the expiration of operating loss carryforwards and changes in the anticipated realizability of certain foreign deferred tax assets.
     The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $231.3 million at December 31, 2005, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.
     The American Jobs Creation Act of 2004 (the “Act”), which was enacted during the fourth quarter of 2004, created a temporary incentive for U.S. corporations to repatriate accumulated earnings of non-U.S. subsidiaries by providing an 85 percent deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, the Company completed its evaluation of the provisions of the new tax law and potential repatriations. Approximately $18.9 million of non-U.S. earnings were repatriated pursuant to the Act, resulting in the recognition of net tax benefits totaling $1.0 million in 2005.

11. Stockholders’ Equity
Dividend Program
     On February 2, 2005, the Company’s Board of Directors approved a cash dividend program for stockholders and declared a quarterly cash dividend of $0.06 per share. The Board of Directors declared dividends of $48.4 million and distributed cash dividends of $36.4 million during 2005.
     On March 1, 2006, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.08 per share, beginning with the distribution payable April 14, 2006 to stockholders of record on March 15, 2006. While the Company expects distributions under the program to continue at regular intervals, the level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company’s financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, its future business prospects and other factors that the Board of Directors deems relevant.
Stock Split
     On July 21, 2005, the Company’s Board of Directors approved a two-for-one stock split, which was effected in the form of a stock dividend. Stockholders of record as of August 5, 2005 were entitled to the dividend, which was distributed on August 24, 2005.
Common Stock Repurchases
     Under its share repurchase programs, the Company has purchased $117.8 million and $92.0 million of common stock during 2005 and 2004, respectively. The acquired shares have been added to the Company’s treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.
     In October 2005, the Company completed a previously announced share repurchase program. On October, 20, 2005, the Board of Directors approved a new repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions.
Stockholder Rights Plan
     On June 8, 2000, the Company adopted a Stockholder Rights Plan (the “Rights Plan”). As part of the Rights Plan, the Company’s Board of Directors declared a dividend of one junior participating preferred stock purchase right (“Right”) for each share of the Company’s common stock outstanding on June 20, 2000. The Board also authorized the issuance of one such Right for each share of the Company’s common stock issued after June 20, 2000 until the occurrence of certain events.
     The Rights are exercisable upon the occurrence of certain events related to a person (an “Acquiring Person’) acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company’s common stock. In the event any person becomes an Acquiring Person, each holder (except an Acquiring Person) will be entitled to purchase, at an effective exercise price of $87.50, subject to adjustment, shares of common stock having a market value of twice the Right’s exercise price. The Acquiring Person will not be entitled to exercise these Rights. In addition, if at any time after a person has become an Acquiring Person, the Company is involved in a merger or other business combination transaction, or sells 50 percent or more of its assets or earning power to another entity, each Right will entitle its holder to purchase, at an effective exercise price of $87.50, subject to adjustment, shares of common stock of such other entity having a value of twice the Right’s exercise price. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the Company’s common stock, the Board may extinguish the Rights by exchanging one share of common stock, or an equivalent security, for each Right, other than Rights held by the Acquiring Person.
     In the event the Rights become exercisable and sufficient shares of the Company’s common stock are not authorized to permit the exercise of all outstanding Rights, the Company is required under the Rights Plan to take all necessary action including, if necessary, seeking stockholder approval to obtain additional authorized shares.
     The Rights are subject to redemption at the option of the Board of Directors at a price of one-quarter of a cent per Right until the occurrence of certain events. The Rights currently trade with Smith common stock, have no voting or dividend rights and expire on June 8, 2010.

Accumulated Other Comprehensive Income
     Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of the following:

	2005	2004
Currency translation adjustments	$13,148	$27,783
Unrealized fair value of derivatives	(2,176)	(132)
Pension liability adjustments	(4,071)	(3,247)

Accumulated other comprehensive income	$6,901	$24,404

     Approximately $1.9 million of the unrealized fair value of derivatives is expected to be recognized as after-tax expense during the fiscal year ending December 31, 2006.
12. Retirement Plans
Defined Contribution Plans
     The Company established the Smith International, Inc. 401(k) Retirement Plan (the “Smith Plan”) for the benefit of all eligible employees. Employees may voluntarily contribute a percentage of their compensation, as defined, to the Smith Plan. The Company makes basic, retirement and, in certain cases, discretionary matching contributions to each participant’s account under the Smith Plan. Participants receive a basic match on contributions to the Smith Plan of up to 1 1/2 percent of qualified compensation and a retirement contribution ranging from two percent to six percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by the Company on December 31.
     Through September 30, 2004, eligible employees of Wilson International, Inc. (the “Wilson employees”) participated in the Smith Plan. Effective October 1, 2004, the Company established the Wilson 401(k) Retirement Plan (the “Wilson Plan”) and transferred account balances of the Wilson employees into this plan from the Smith Plan. Employees may voluntarily contribute a percentage of their compensation, as defined, to the Wilson Plan. Wilson makes matching contributions to each participant’s account ranging from 1/4 percent to six percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by Wilson on December 31.
     M-I SWACO has a company Profit-Sharing and Savings Plan (the “M-I Retirement Plan”) under which participating employees may voluntarily contribute a percentage of their compensation, as defined. At its discretion, M-I SWACO may make basic, matching and in certain cases, discretionary matching contributions to each participant’s account under the M-I Retirement Plan. Participants are eligible to receive a basic contribution equal to three percent of qualified compensation, and a full match on employee contributions of up to 1 1/2 percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by M-I SWACO on December 31.
     The Company recognized expense totaling $37.8 million, $34.0 million and $25.0 million in 2005, 2004 and 2003, respectively, related to Company contributions to the plans.
     Certain of the Company’s subsidiaries sponsor various defined contribution plans. The Company’s contributions under these plans for each of the three years in the period ended December 31, 2005, were immaterial.
Deferred Compensation Plan
     The Company maintains a Supplemental Executive Retirement Plan (“SERP”), a non-qualified, deferred compensation program, for the benefit of officers and certain other eligible employees of the Company. Participants may contribute, on a pre-tax basis, maximum amounts ranging from 50 percent to 100 percent of cash compensation, as defined. Plan provisions allow for retirement and matching contributions, similar to those provided under the Company’s defined contribution programs, and, in certain cases, an interest contribution in order to provide a yield on short-term investments equal to 120 percent of the long-term applicable federal rate, as defined.
     In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2005 and 2004, $50.7 million and $42.0 million, respectively, are included in other assets with a corresponding amount recorded in other long-term liabilities.
     During the years ended December 31, 2005, 2004 and 2003, Company contributions to the plan totaled $2.5 million, $2.6 million and $2.4 million, respectively.
13. Employee Benefit Plans
     The Company currently maintains various defined benefit pension plans covering certain U.S. and non-U.S. employees. Future benefit accruals and the addition of new participants under the U.S. plans were frozen prior to 1998.
     The Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in certain cases, future retirees. Individuals who elect to contribute premiums are eligible to participate in the Company’s medical and prescription drug programs, with certain limitations. In addition to premiums, the retiree is responsible for deductibles and any required co-payments and is subject to annual and lifetime dollar spending caps.
     The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

	Pension Plans		Postretirement Benefit Plans
	2005	2004	2005	2004
Changes in benefit obligations:
Benefit obligations at beginning of year	$41,569	$35,701	$10,742	$11,160
Service cost	2,787	2,355	242	233
Interest cost	2,142	2,181	548	643
Plan participants’ contributions	—	54	692	790
Actuarial loss (gain)	1,092	2,394	(96)	(929)
Plan termination	—	—	(1,215)	—
Benefits paid	(959)	(1,116)	(843)	(1,155)

Benefit obligations at end of year	$46,631	$41,569	$10,070	$10,742

Changes in plan assets:
Fair value of plan assets at beginning of year	$34,932	$28,771	$—	$—
Actual return on plan assets	2,009	3,686	—	—
Employer contributions	3,011	3,537	151	365
Plan participants’ contributions	—	54	692	790
Benefits paid	(959)	(1,116)	(843)	(1,155)

Fair value of plan assets at end of year	$38,993	$34,932	$—	$—

Funded status	$(7,638)	$(6,637)	$(10,070)	$(10,742)
Unrecognized net actuarial loss (gain)	8,647	7,028	(2,321)	(4,148)
Unrecognized prior service cost	43	(77)	—	(1,551)
Unrecognized net transition obligation	—	44	—	—

Net prepaid benefit (accrued liability)	$1,052	$358	$(12,391)	$(16,441)

     The net prepaid benefit associated with the Pension Plans is reflected in the accompanying consolidated balance sheets in the following captions:

Prepaid expenses and other	$—	$2,221
Other long-term liabilities	(4,638)	(6,286)
Deferred taxes	1,619	1,176
Accumulated other comprehensive income	4,071	3,247

Net amount recognized	$1,052	$358

     Accrued liabilities associated with the Postretirement Benefit Plans, which totaled $12.4 million and $16.4 million as of December 31, 2005 and 2004, respectively, are reflected in the accompanying consolidated balance sheets as other long-term liabilities.

Net Periodic Benefit Expense
     Net periodic benefit expense and the weighted average assumptions used to determine the net benefit expense for the fiscal years ended December 31 and the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit expense:
Service cost	$2,787	$2,355	$1,889	$242	$233	$219
Interest cost	2,142	2,181	1,934	548	643	685
Return on plan assets	(2,292)	(2,050)	(1,701)	—	—	—
Amortization of prior service cost	11	82	118	(91)	(365)	(365)
Amortization of loss (gain)	706	355	275	(130)	(172)	(251)
Plan termination	—	—	—	(4,467)	—	—

Net periodic benefit expense (income)	$3,354	$2,923	$2,515	$(3,898)	$339	$288

Net periodic benefit expense:
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Projected benefit obligation:
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
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

	2005	2004
Common stock and related index funds	46%	43%
Fixed income securities and related index funds	41	33
Real estate	6	4
Money market funds	7	20

Total	100%	100%

     For pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets at December 31:

	2005	2004
Projected benefit obligation	$46,631	$41,569
Accumulated benefit obligation	46,631	41,569
Plan assets at fair value	38,993	34,932
     Estimated future benefit payments based on projected future service are expected to range between $0.8 million and $1.1 million a year for the next five years and approximate $7.2 million for the five-year period ending December 31, 2015. Company contributions to the pension plans during 2006 are expected to be comparable to the $3.0 million contributed in 2005.
Additional Postretirement Benefit Plan Information
     The assumed health care cost trend rates used to determine the projected postretirement benefit obligation at December 31 are as follows:

	2005	2004
Health care cost trend rate for current year	10%	10%
Rate that the cost trend rate gradually declines (ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

     A one-percentage point change in assumed health care cost trend rates would have the following effects on the benefit obligations and the aggregate of the service and interest cost components of the postretirement benefits expense:

	One-	One-
	Percentage-	Percentage-
	Point Increase	Point Decrease
Effect on total service and interest cost	$35	$(83)
Effect on accumulated postretirement benefit obligation	247	(788)
     Estimated future benefit payments based on projected future service are expected to range between $0.5 million and $0.7 million a year for the next five years and approximate $3.4 million for the five-year period ending December 31, 2015. Company contributions to the postretirement benefit plans during 2006 are expected to be comparable to the $0.2 million contributed in 2005.
14. Long-Term Incentive Compensation
     The Company maintains a long-term incentive compensation program for the benefit of key employees. The program provides for the issuance of restricted stock awards and, prior to December 2005, stock option awards.
Restricted Stock
     The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 115 percent of the target units granted, is solely dependent upon the return on equity achieved by the Company in the fiscal year subsequent to the award. Estimated compensation expense for the performance-based units, calculated as the difference between the market value and the exercise price, is recognized over the three-year vesting period. Compensation expense related to time-based units is recognized over a four-year period.
     Compensation expense related to restricted stock awards totaled $5.7 million, $0.3 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Restrictions on approximately 230,000 performance-based units and 60,000 time-based units outstanding at December 31, 2005 are expected to lapse during the 2006 fiscal year.
     A summary of the Company’s restricted stock program is presented below:

	Time-	Performance-	Total
	Based	Based	Restricted
	Units	Units	Stock Units
Outstanding at December 31, 2002	85,000	—	85,000

Granted	—	—	—
Forfeited	(4,000)	—	(4,000)
Vested	(16,000)	—	(16,000)

Outstanding at December 31, 2003	65,000	—	65,000

Granted(a)	80,208	—	80,208
Forfeited	(2,000)	—	(2,000)
Vested	(32,000)	—	(32,000)

Outstanding at December 31, 2004	111,208	—	111,208

Granted(b)	165,624	1,161,160	1,326,784
Forfeited	(2,860)	(17,368)	(20,228)
Vested	(34,632)	—	(34,632)

Outstanding at December 31, 2005	239,340	1,143,792	1,383,132

(a)	Market value of $28.13 per unit at date of grant.

(b)	Weighted-average market value of $38.32 per time-based unit and $36.46 per performance-based unit, respectively, at date of grant.

Stock Options
     Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below.

	Shares	Weighted Average
	Under Option	Exercise Price
Outstanding at December 31, 2002	12,455,528	$12.52

Granted	2,094,000	19.41
Forfeited	(76,392)	14.89
Exercised	(2,323,128)	9.51

Outstanding at December 31, 2003	12,150,008	14.27

Granted	380,512	28.13
Forfeited	(159,682)	17.34
Exercised	(5,111,158)	11.41

Outstanding at December 31, 2004	7,259,680	16.93

Granted	173,804	29.03
Forfeited	(52,236)	17.80
Exercised	(2,629,424)	15.13

Outstanding at December 31, 2005	4,751,824	$18.37

     The number of outstanding fixed stock options exercisable at December 31, 2004 and 2003 was 3,887,630 and 6,523,632, respectively. These options had a weighted average exercise price of $15.21 and $12.15 at December 31, 2004 and 2003, respectively. The following summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 5.89 - $9.80	87,160	3.7	$8.79	87,160	$8.79
$10.28 - $11.75	677,900	5.9	11.74	677,900	11.74
$15.38 - $19.41	3,428,670	7.3	18.29	1,805,938	17.98
$25.96 - $30.80	558,094	9.0	28.36	133,270	28.37

	4,751,824	7.2	$18.37	2,704,268	$16.63

     The pro forma net income and earnings per share data disclosed in Note 1 has been determined as if the Company had accounted for its employee stock-based compensation program under the fair value method of SFAS No. 123. The Company used an open form (lattice) model to determine the fair value of options granted during 2004 and 2005, and accordingly, calculate the stock-based compensation expense. The Black-Scholes method was used to calculate the fair value of options granted in 2003. The fair value and assumptions used are as follows:

	2005	2004	2003
Fair value of stock options granted	$17.26	$17.84	$13.02
Expected life of option (years)	5.0	5.0	5.0
Expected stock volatility	31.0%	31.0%	31.0%
Expected dividend yield	0.8%	N/A	N/A
Risk-free interest rate	3.9%	3.6%	3.5%
Share-based Compensation Expense
     In 2006, share-based compensation expense, consisting of restricted stock and stock option awards, is expected to total $26 million and, net of taxes and minority interests, is expected to approximate $15 million.

15. Industry Segments and International Operations
     The Company manufactures and markets premium products and services to the oil and gas exploration and production industry, the petrochemical industry and other industrial markets. The Company aggregates its operations into two reportable segments: Oilfield Products and Services and Distribution. The Oilfield Products and Services segment consists of three business units: M-I SWACO, which provides drilling and completion fluid systems and services, solids-control and separation equipment, waste-management services and oilfield production chemicals; Smith Technologies, which designs, manufactures and sells three-cone drill bits, diamond drill bits and turbine products; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The principal markets for the Oilfield segment include all major oil and gas-producing regions of the world, with approximately 57 percent of revenues generated in markets outside of North America. Oilfield segment customers primarily include major multi-national, independent and national, or state-owned, oil companies.
     The Distribution segment consists of one business unit, Wilson, which markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets. The Distribution segment has the most significant North American exposure of any of the Company’s operations with approximately 95 percent of revenues derived in the United States and Canada. Approximately two-thirds of Wilson’s revenues are generated from customers in the energy sector, which includes major multi-national and independent oil companies, pipeline companies and contract drilling companies. The remainder relates to sales in the downstream and industrial markets, which primarily includes refineries, petrochemical and power generation plants.
     The Company’s revenues are derived principally from uncollateralized customer sales. The significant energy industry concentration has the potential to impact the Company’s exposure to credit risk, either positively or negatively, because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of the Company’s customer base is strong, with limited credit losses experienced on such receivables.
     The following table presents financial information for each reportable segment:

	2005	2004	2003
Revenues:
Oilfield Products and Services	$3,978,999	$3,236,339	$2,678,274
Distribution	1,600,004	1,182,676	916,554

	$5,579,003	$4,419,015	$3,594,828

Operating Income (Loss):
Oilfield Products and Services	$625,384	$423,648	$343,486
Distribution	64,714	26,513	(7,897)
General corporate	(19,537)	(11,397)	(6,842)

	$670,561	$438,764	$328,747

Capital Expenditures:
Oilfield Products and Services	$173,510	$108,773	$96,458
Distribution	2,354	2,428	2,009
General corporate	1,981	248	456

	$177,845	$111,449	$98,923

Depreciation and Amortization:
Oilfield Products and Services	$110,160	$98,258	$93,541
Distribution	6,435	7,209	6,913
General corporate	1,127	1,026	1,255

	$117,722	$106,493	$101,709

Total Assets:
Oilfield Products and Services	$3,356,112	$2,905,850	$2,604,176
Distribution	596,867	493,434	405,413
General corporate	106,935	107,494	87,458

	$4,059,914	$3,506,778	$3,097,047

     The following table presents consolidated revenues by region:

	2005	2004	2003
United States	$2,520,706	$1,982,467	$1,592,243
Canada	713,565	487,552	362,874

North America	3,234,271	2,470,019	1,955,117

Latin America	452,349	424,053	344,283
Europe/Africa	1,188,038	961,755	855,916
Middle East	476,686	366,114	302,872
Far East	227,659	197,074	136,640

Non-North America	2,344,732	1,948,996	1,639,711

	$5,579,003	$4,419,015	$3,594,828

     The following table presents net property, plant and equipment by region:

	2005	2004	2003
United States	$353,370	$306,505	$295,243
Canada	43,908	34,603	29,918

North America	397,278	341,108	325,161

Latin America	53,911	50,208	51,831
Europe/Africa	156,632	133,290	107,347
Middle East	33,548	32,920	32,364
Far East	24,020	19,428	18,168

Non-North America	268,111	235,846	209,710

	$665,389	$576,954	$534,871

     The Company’s expenditures for research and engineering activities are attributable to the Company’s Oilfield Products and Services segment and totaled $73.6 million in 2005, $67.2 million in 2004 and $55.6 million in 2003.
16. Commitments and Contingencies
Leases
     The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $102.1 million, $94.8 million and $79.0 million in 2005, 2004 and 2003, respectively.
     Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount
2006	$46,883
2007	35,455
2008	25,479
2009	17,400
2010	11,282
2011-2015	33,031
Thereafter	10,239

$179,769

     In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Standby Letters of Credit
     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $19.5 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $49.8 million of standby letters of credit and bid, performance and surety bonds at December 31, 2005. Management does not expect any material amounts to be drawn on these instruments.
Insurance
     The Company maintains insurance coverage for various aspects of its business and operations. The Company has elected to retain a portion of losses that occur through the use of deductibles and retentions under its insurance programs. Amounts in excess of the self-insured retention levels are fully insured to limits believed appropriate for the Company’s operations. Self-insurance accruals are based on claims filed and an estimate for claims incurred but not reported. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate for expected liabilities arising from the Company’s portion of losses, estimates of these liabilities may change as circumstances develop.
Litigation
Rose Dove Egle v. John M. Egle, et al.
     In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. (“Tri-Tech”) in exchange for cash consideration of approximately $20.4 million (the “Transaction”).
     In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has appealed the verdict and does not anticipate a ruling until the third quarter of 2006. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated financial statements.
Other
     The Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
Environmental
     The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company.
     In connection with most business acquisitions, the Company obtains contractual indemnifications from the seller related to environmental matters. These indemnifications generally provide for the reimbursement of environmental clean-up costs incurred by the Company for events occurring or circumstances existing prior to the purchase date, whether the event or circumstance was known or unknown at that time. A substantial portion of the Company’s total environmental exposure is associated with its M-I SWACO operations, which are subject to various indemnifications from former owners.
     As of December 31, 2005, the Company’s environmental reserve totaled $9.6 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2005, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations, subject to the indemnifications in place.

     During 2003, the Company took legal action against M-I SWACO’s former owners to clarify certain contractual provisions of the environmental indemnification. Subsequent to December 31, 2005, the two parties reached an agreement in principle whereby M-I SWACO’s former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs.
17. Subsequent Event (Unaudited)
     In February 2006, M-I SWACO acquired Norwegian-based Epcon Offshore AS for cash consideration of $46.4 million. The acquired operations, which provide proprietary technology designed to optimize the removal of hydrocarbons from produced water, reported revenues of approximately $26.5 million for the year ended December 31, 2005. The transaction was initially funded with borrowings under an expanded local credit facility and will be refinanced with a four-year term note during the first half of 2006.
18. Quarterly Information (Unaudited)

	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
2005
Revenues	$1,288,198	$1,350,203	$1,410,162	$1,530,440	$5,579,003
Gross profit	385,412	399,138	424,604	475,984	1,685,138
Net income	66,152	68,060	79,504	88,589	302,305
EPS:
Basic	0.33	0.34	0.40	0.44	1.50
Diluted	0.32	0.33	0.39	0.44	1.48

2004
Revenues	$1,017,788	$1,064,450	$1,119,184	$1,217,593	$4,419,015
Gross profit	314,002	327,368	338,983	371,586	1,351,939
Net income	44,850	27,477	51,893	58,231	182,451
EPS:
Basic	0.22	0.14	0.26	0.29	0.90
Diluted	0.22	0.13	0.25	0.28	0.89
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time frame specified in the Commission’s rules and regulations. Our principal executive and financial officers have evaluated our disclosure controls and procedures and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.
     Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
     Design and evaluation of internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report on Form 10-K and are incorporated herein by reference.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning the directors is set forth following the caption “PROPOSAL 1: ELECTION OF DIRECTORS” in the Company’s definitive proxy statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”), which information is incorporated herein by reference. Information concerning our executive officers and Code of Ethics are set forth in Item 1 appearing in Part I of this Form 10-K. Information concerning compliance with Section 16(a) of the Exchange Act is set forth following the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
     Information concerning the Audit Committee of the Company and the audit committee financial expert is set forth following the caption “Committees of the Board” in the Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
     Information for this item is set forth following the caption “EXECUTIVE COMPENSATION” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information for this item is set forth following the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS”, “Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information for this item is set forth following the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information for this item is set forth following the caption “PROPOSAL 3: RATIFICATION OF DELOITTE & TOUCHE LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.
(3)	Exhibits

Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	-	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	-	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	-	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	-	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4	-	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.5	-	Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

4.6	-	Form of Note. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

10.1+	-	Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, as amended and restated effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

10.2+	-	First Amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005, dated June 16, 2005. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.3+*	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended to date.

10.4+*	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended to date.

10.5+*	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended to date.

10.6+	-	Smith International, Inc. Stock Plan for Outside Directors, as amended and restated effective January 1, 2005. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

10.7+	-	Director Compensation Summary of Smith International, Inc. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

10.8+	-	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.9+	-	Smith International, Inc. Post-2004 Supplemental Executive Retirement Plan. Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 28, 2005 and incorporated herein by reference.

10.10+	-	Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.11+	-	Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.12+	-	Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner. Filed as Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.13+*	-	Amendment to Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner dated as of January 5, 2006.

10.14+*	-	Employment Agreement dated as of January 5, 2006 between the Company and Richard A. Werner.

10.15+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.16+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton. Filed as Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.17+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Richard A. Werner. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.18+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.20+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.21+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A. Brown. Filed as Exhibit 10.17 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.22+	-	Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

10.23	-	Credit Agreement dated as of July 10, 2002 among the Company and M-I L.L.C., the Lenders parties thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, J.P. Morgan Securities Inc., and Credit Lyonnais New York Branch, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.24	-	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C. , the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

21.1	-	Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

23.1*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II
SMITH INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at	Charged		Balance
	Beginning	to		at End
	of Year	Expense	Write-offs	of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$12,558	$4,216	$(2,890)	$13,884
Year ended December 31, 2004	12,135	3,846	(3,423)	12,558
Year ended December 31, 2003	12,338	3,835	(4,038)	12,135

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH INTERNATIONAL, INC.

March 13, 2006	By:	/s/ Doug Rock

Doug Rock
Chief Executive Officer,
President and Chief Operating Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ Doug Rock	Chairman of the Board,	March 13, 2006
(Doug Rock)	Chief Executive Officer, President and
Chief Operating Officer (principal
executive officer)

/s/ Loren K. Carroll	Executive Vice President	March 13, 2006
(Loren K. Carroll)	and Director

/s/ Margaret K. Dorman	Senior Vice President,	March 13, 2006
(Margaret K. Dorman)	Chief Financial Officer
and Treasurer (principal financial
and accounting officer)

/s/ Benjamin F. Bailar	Director	March 13, 2006
(Benjamin F. Bailar)

/s/ G. Clyde Buck	Director	March 13, 2006
(G. Clyde Buck)

/s/ Dod A. Fraser	Director	March 13, 2006
(Dod A. Fraser)

/s/ James R. Gibbs	Director	March 13, 2006
(James R. Gibbs)

/s/ Robert Kelley	Director	March 13, 2006
(Robert Kelley)

/s/ Jerry w. Neely	Director	March 13, 2006
(Jerry W. Neely)

Exhibit Index
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	-	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	-	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	-	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	-	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4	-	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.5	-	Form of Note. Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

4.6	-	Form of Note. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

10.1+	-	Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, as amended and restated effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

10.2+	-	First Amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005, dated June 16, 2005. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.3+*	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended to date.

10.4+*	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended to date.

10.5+*	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended to date.

10.6+	-	Smith International, Inc. Stock Plan for Outside Directors, as amended and restated effective January 1, 2005. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

10.7+	-	Director Compensation Summary of Smith International, Inc. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

10.8+	-	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.9+	-	Smith International, Inc. Post-2004 Supplemental Executive Retirement Plan. Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 28, 2005 and incorporated herein by reference.

10.10+	-	Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.11+	-	Employment Agreement dated January 2, 1991 between the Company and Neal S. Sutton. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.12+	-	Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner. Filed as Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.13+*	-	Amendment to Employment Agreement dated May 1, 1991 between the Company and Richard A. Werner dated as of January 5, 2006.

10.14+*	-	Employment Agreement dated as of January 5, 2006 between the Company and Richard A. Werner.

10.15+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.16+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton. Filed as Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.17+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Richard A. Werner. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.18+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.20+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.21+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Roger A. Brown. Filed as Exhibit 10.17 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.22+ -	Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

10.23 -	Credit Agreement dated as of July 10, 2002 among the Company and M-I L.L.C., the Lenders parties thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, J.P. Morgan Securities Inc., and Credit Lyonnais New York Branch, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.24 -	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C. , the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

21.1 -	Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

23.1* -	Consent of Independent Registered Public Accounting Firm.

31.1* -	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* -	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.