Form 10-Q
period 2006-03-31
SMITH INTERNATIONAL INC
filed 2006-05-10
CIK 721083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8514
Smith International, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3822631 (I.R.S. Employer Identification No.)

411 North Sam Houston Parkway, Suite 600 Houston, Texas (Address of principal executive offices)	77060 (Zip Code)
(281) 443-3370
(Registrant’s telephone number, including area code)
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
Large Accelerated Filer ☑        Accelerated Filer ☐        Non-Accelerated Filer ☐.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of May 4, 2006 was 213,949,799.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$1,682,121	$1,288,198

Costs and expenses:
Costs of revenues	1,155,518	902,786
Selling expenses	221,194	183,874
General and administrative expenses	68,291	53,366

Total costs and expenses	1,445,003	1,140,026

Operating income	237,118	148,172

Interest expense	12,836	10,340
Interest income	(597)	(368)

Income before income taxes and minority interests	224,879	138,200

Income tax provision	72,662	45,146

Minority interests	45,001	26,902

Net income	$107,216	$66,152

Earnings per share:
Basic	$0.53	$0.33
Diluted	$0.53	$0.32

Weighted average shares outstanding:
Basic	200,995	202,991
Diluted	202,527	204,869
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$65,773	$62,543
Receivables, net	1,345,908	1,200,289
Inventories, net	1,161,359	1,059,992
Deferred tax assets, net	41,330	48,467
Prepaid expenses and other	74,497	65,940

Total current assets	2,688,867	2,437,231

Property, Plant and Equipment, net	695,197	665,389

Goodwill, net	762,473	737,048

Other Intangible Assets, net	102,440	78,779

Other Assets	143,750	141,467

Total Assets	$4,392,727	$4,059,914

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$200,247	$133,650
Accounts payable	545,835	479,206
Accrued payroll costs	83,283	108,419
Income taxes payable	119,481	91,303
Other	115,147	120,575

Total current liabilities	1,063,993	933,153

Long-Term Debt	686,894	610,857

Deferred Tax Liabilities	115,917	107,838

Other Long-Term Liabilities	90,993	86,853

Minority Interests	788,306	742,708

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $1 par value; 250,000 shares authorized; 213,794 shares issued in 2006 (213,270 shares issued in 2005)	213,794	213,270
Additional paid-in capital	397,998	383,695
Retained earnings	1,306,637	1,215,483
Accumulated other comprehensive income	8,033	6,901
Less – Treasury securities, at cost; 13,331 common shares in 2006 (12,301 common shares in 2005)	(279,838)	(240,844)

Total stockholders’ equity	1,646,624	1,578,505

Total Liabilities and Stockholders’ Equity	$4,392,727	$4,059,914

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$107,216	$66,152
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Depreciation and amortization	33,263	28,362
Minority interests	45,001	26,902
Deferred income tax provision (benefit)	(811)	1,615
Provision for losses on receivables	2,123	1,160
Gain on disposal of property, plant and equipment	(4,556)	(2,602)
Foreign currency translation losses (gains)	1,274	(587)
Share-based compensation expense	6,698	243
Equity earnings, net of dividends received	(3,588)	(3,611)
Changes in operating assets and liabilities:
Receivables	(137,990)	(99,218)
Inventories	(101,278)	(65,739)
Accounts payable	57,895	55,122
Other current assets and liabilities	(15,265)	(7,099)
Other non-current assets and liabilities	12,641	(9,929)

Net cash provided by (used in) operating activities	2,623	(9,229)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(47,992)	(3,613)
Purchases of property, plant and equipment	(56,778)	(36,242)
Proceeds from disposal of property, plant and equipment	7,625	4,960

Net cash used in investing activities	(97,145)	(34,895)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,881	47,905
Principal payments of long-term debt	(167)	(3,972)
Net change in short-term borrowings	66,698	9,016
Purchases of treasury stock	(38,994)	(21,047)
Proceeds from share-based compensation plans	6,272	25,328
Payment of common stock dividends	(12,043)	—

Net cash provided by financing activities	97,647	57,230

Effect of exchange rate changes on cash	105	(385)

Increase in cash and cash equivalents	3,230	12,721
Cash and cash equivalents at beginning of period	62,543	53,596

Cash and cash equivalents at end of period	$65,773	$66,317

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,939	$16,972
Cash paid for income taxes	36,067	25,090
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation of Interim Financial Statements
The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.
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
In July 2005, the Company’s Board of Directors approved a two-for-one stock split, which was effected in the form of a stock dividend. Stockholders of record as of August 5, 2005 were entitled to the dividend, which was distributed on August 24, 2005. Unless otherwise noted, all share and earnings per share amounts included in the accompanying consolidated condensed statements of operations for the three-month period ended March 31, 2005, and accompanying notes have been restated for the effect of the stock split.
Management believes the consolidated condensed financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated. The results of operations for the interim periods presented may not be indicative of results for the fiscal year.
2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by the Company as of the specified effective date. Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment,” (“SFAS No. 123r”) using the modified prospective method. Based on stock options outstanding as of December 31, 2005, the adoption of SFAS No. 123r is expected to result in the recognition of $14.4 million of future compensation expense, of which $8.9 million is expected to be recorded during the 2006 fiscal year. See Note 11 for further disclosure regarding SFAS No. 123r.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
3. Acquisitions
During the three-month period ended March 31, 2006, the Company completed two acquisitions in exchange for aggregate cash consideration of $48.0 million. The consideration primarily relates to the purchase of Norwegian-based Epcon Offshore AS, completed in February 2006, which provides proprietary technology designed to optimize the removal of hydrocarbons from produced water.
These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million and has been recorded as goodwill in the March 31, 2006 consolidated condensed balance sheet. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
Pro forma results of operations have not been presented because the effect of these transactions was not material to the Company’s consolidated condensed financial statements.

4. Earnings Per Share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option exercises and restricted stock awards under the treasury stock method. As of March 31, 2006, 12,378 outstanding employee stock options were excluded from the computation of diluted earnings per common share because they were anti-dilutive during the corresponding period. All employee stock options were included in the computation in the first quarter of 2005. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Basic EPS:
Net income	$107,216	$66,152

Weighted average number of common shares outstanding	200,995	202,991

Basic EPS	$0.53	$0.33

Diluted EPS:
Net income	$107,216	$66,152

Weighted average number of common shares outstanding	200,995	202,991
Dilutive effect of stock options and restricted stock units	1,532	1,878

	202,527	204,869

Diluted EPS	$0.53	$0.32

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$101,502	$86,961
Work-in-process	118,825	111,399
Products purchased for resale	317,456	303,307
Finished goods	712,252	632,925

	1,250,035	1,134,592
Reserves to state certain U.S. inventories (FIFO cost of $433,175 and $386,643 in 2006 and 2005, respectively) on a LIFO basis	(88,676)	(74,600)

	$1,161,359	$1,059,992

During the first quarter of 2006, the Company recorded additional LIFO reserves of $14.1 million, primarily related to the revaluation of on-hand inventories to current standards, largely reflecting higher manufacturing costs in the Oilfield segment.
6. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land	$38,699	$37,753
Buildings	155,629	153,467
Machinery and equipment	600,472	587,808
Rental tools	495,325	472,913

	1,290,125	1,251,941
Less-Accumulated depreciation	(594,928)	(586,552)

	$695,197	$665,389

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

	Oilfield	Distribution
	Segment	Segment	Consolidated
		(in thousands)
Balance as of December 31, 2005	$699,142	$37,906	$737,048
Goodwill acquired	23,111	2,314	25,425

Balance as of March 31, 2006	$722,253	$40,220	$762,473

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets included in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

	March 31, 2006			December 31, 2005
							Weighted Average
	Gross Carrying	Accumulated		Gross Carrying	Accumulated		Amortization Period
	Amount	Amortization	Net	Amount	Amortization	Net	(years)
Patents	$67,749	$17,756	$49,993	$43,191	$16,938	$26,253	12.8
License agreements	30,694	7,972	22,722	29,308	7,181	22,127	10.4
Non-compete agreements and trademarks	30,262	13,504	16,758	29,150	12,414	16,736	9.6
Customer lists and contracts	17,282	4,315	12,967	17,282	3,619	13,663	11.3

	$145,987	$43,547	$102,440	$118,931	$40,152	$78,779	11.6

Amortization expense of other intangible assets was $3.4 million and $2.3 million for the three-month periods ended March 31, 2006 and 2005, respectively. Additionally, estimated future amortization expense is expected to range between $9.0 million and $15.1 million per year for the next five fiscal years.
8. Stockholders’ Equity
Dividend Program
On March 1, 2006, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.08 per share, beginning with the April 2006 dividend payment to stockholders of record on March 15, 2006.
While the Company expects distributions under the program to continue at regular intervals, the level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company’s financial condition, earnings and other factors.
Common Stock Repurchases
During the three-month period ended March 31, 2006, the Company repurchased 1.0 million shares of common stock in the open market at an aggregate cost of $37.7 million. Additionally, in connection with the restricted stock program, the Company acquired 30,262 shares of common stock from plan participants in exchange for funding required tax withholding payments. The shares have been added to the Company’s treasury stock holdings and may be used in the future for acquisitions or other corporate purposes.

9. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$107,216	$66,152
Changes in unrealized fair value of derivatives, net	589	(186)
Pension liability adjustments	—	(476)
Currency translation adjustments	(543)	(6,117)

Comprehensive income	$107,262	$59,373

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Currency translation adjustments	$13,691	$13,148
Unrealized fair value of derivatives	(1,587)	(2,176)
Pension liability adjustments	(4,071)	(4,071)

Accumulated other comprehensive income	$8,033	$6,901

10. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.0 million for each of the three-month periods ended March 31, 2006 and 2005, respectively. Company contributions to the pension and postretirement benefit plans during 2006 are expected to total approximately $3.2 million.
11. Long-Term Incentive Compensation
The Company’s Board of Directors and its stockholders have authorized a long-term incentive plan for the benefit of key employees.
Restricted stock units are considered compensatory awards and compensation expense related to these units is being recognized over the established vesting period in the accompanying consolidated condensed financial statements. However, prior to the mandatory adoption of SFAS No. 123r on January 1, 2006, companies could continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock option program. Accordingly, for periods ended prior to January 1, 2006, the Company elected to make pro forma footnote disclosures rather than recognizing the related compensation expense in the consolidated financial statements.
Had the Company elected to apply the accounting standards of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three months ended March 31, 2005 would have approximated the pro forma amounts indicated below (in thousands, except per share data):

Net income, as reported	$66,152
Add: Stock-based compensation expense included in reported income, net of related tax effect	159
Less: Total stock-based compensation expense determined under fair value methods, net of related tax effect	(2,421)

Net income, pro forma	$63,890

Earnings per share:
As reported:
Basic	$0.33
Diluted	0.32
Pro forma:
Basic	$0.32
Diluted	0.31

Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 115 percent of the target units granted, is solely dependent upon the return on equity achieved by the Company in the fiscal year subsequent to the award. Estimated compensation expense for the performance-based units, calculated as the difference between the market value and the exercise price, is recognized over the three-year vesting period. Compensation expense related to time-based units is recognized over a four-year vesting period.
Compensation expense related to restricted stock awards totaled $4.4 million and $0.2 million for the three-month periods ended March 31, 2006 and 2005, respectively. A summary of the Company’s restricted stock program is presented below:

				Weighted		Aggregate
	Time-	Weighted Average	Performance-	Average	Total	Intrinsic
	Based	Grant-Date Fair	Based	Grant-Date	Restricted	Value(b)
	Units	Value	Units	Fair Value	Stock Units	(in thousands)
Outstanding at December 31, 2005	239,340	$34.00	1,264,251 (a)	$36.28	1,503,591	$55,371
Granted	—		—		—
Forfeited	(2,231)	34.98	(5,247)	37.10	(7,478)
Vested	(4,350)	13.93	(113,827)	29.68	(118,177)	4,929

Outstanding at March 31, 2006	232,759	$34.37	1,145,177	$36.94	1,377,936	$53,377

(a)	Reflects achievement of performance criteria for awards granted in December 2005.

(b)	Reflects the value of outstanding awards at the end of the period determined using the stock price at the end of the period and the exercise price, if any, of the related award.
Stock Options
Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below:

		Weighted	Weighted Average	Aggregate Intrinsic
	Shares	Average	Remaining	Value
	Under Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	4,751,824	$18.37	7.0	$89,067
Granted	12,378	38.79	10.0	—
Forfeited	(14,726)	22.00	7.9	—
Exercised	(406,104)	15.81	6.4	10,463

Outstanding at March 31, 2006	4,343,372	$18.65	7.0	$88,210

Exercisable at March 31, 2006	2,298,274	$16.78	6.5	$50,973

Compensation expense recorded for stock options in the three-month period ended March 31, 2006 was $2.3 million. The pro forma net income and earnings per share data disclosed for the comparable 2005 period has been determined as if the Company had accounted for its employee stock-based compensation program under the fair value method of SFAS No. 123. The Company used an open form (lattice) model to determine the fair value of options granted during 2006 and 2005, and accordingly, calculate the stock-based compensation expense. The fair value and assumptions used for the periods ended March 31, are as follows:

	2006	2005
Fair value of stock options granted	$11.92	$8.53
Expected life of option (years)	5.0	5.0
Expected stock volatility	31.0%	31.0%
Expected dividend yield	0.8%	0.2%
Risk-free interest rate	4.3%	4.0%
Share-based Compensation Expense
The total unrecognized share-based compensation expense, consisting of restricted stock and stock options, for awards outstanding as of March 31, 2006 was $56 million and, net of taxes and minority interests, approximately $35 million, which will be recognized over a weighted-average period of 1.6 years.

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

	Three Months Ended March 31,
	2006	2005
Revenues:
Oilfield Products and Services	$1,211,608	$910,161
Distribution	470,513	378,037

	$1,682,121	$1,288,198

Revenues by Area:
United States	$743,311	$570,962
Canada	268,887	191,658

North America	1,012,198	762,620

Latin America	124,497	114,234
Europe/Africa	344,371	258,665
Middle East	135,620	103,440
Far East	65,435	49,239

Non-North America	669,923	525,578

	$1,682,121	$1,288,198

Operating Income:
Oilfield Products and Services	$219,795	$137,856
Distribution	26,026	13,517
General corporate	(8,703)	(3,201)

	$237,118	$148,172

13. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $21.7 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $44.2 million of standby letters of credit and bid, performance and surety bonds at March 31, 2006. Management does not expect any material amounts to be drawn on these instruments.
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
As of March 31, 2006, the Company’s environmental reserve totaled $9.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
During 2003, the Company took legal action against M-I SWACO’s former owner to clarify certain contractual provisions of the environmental indemnification. During 2006, the two parties executed a settlement agreement whereby M-I SWACO’s former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs. The impact of the settlement, which was recorded in the first quarter of 2006, was not material to the Company’s financial condition or results of operations as of or for the three months ended March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Company’s 2005 Annual Report on Form 10-K.
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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company’s consolidated revenues were generated in North America during the first quarter of 2006, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 28 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution operations, 54 percent of the Company’s first quarter 2006 revenues were generated in markets outside of North America.
Business Outlook
Near-term activity levels will likely be influenced by the annual spring break-up in Canada, which limits land-based drilling activity in that market during a portion of the second quarter. Seasonal drilling restrictions have resulted in a significant decline in the Canadian rig count from the levels reported for the first quarter of 2006, which will likely contribute to a temporary decline in average worldwide drilling activity for the second quarter. Excluding the seasonal decline in Canada, the Company believes activity levels will increase modestly throughout the remainder of the year as exploration and production companies continue to invest in large projects outside of North America, particularly Europe/Africa and the Middle East region. Although a number of factors impact drilling activity levels, our business is highly dependent on the general economic environment in the United States and other major world economies – which ultimately impact energy consumption and the resulting demand for our products and services. A significant deterioration in the global economic environment could adversely impact worldwide drilling activity and the future financial results of the company.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, changes in laws or regulations and other risk factors outlined in the Company’s Form 10-K for the fiscal year ended December 31, 2005, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$802,550	48	$618,546	48
Smith Technologies	179,428	11	142,224	11
Smith Services	229,630	13	149,391	12

Oilfield Products and Services	1,211,608	72	910,161	71
Wilson	470,513	28	378,037	29

Total	$1,682,121	100	$1,288,198	100

Geographic Revenues:
United States:
Oilfield Products and Services	$444,222	26	$317,055	24
Distribution	299,089	18	253,907	20

Total United States	743,311	44	570,962	44

Canada:
Oilfield Products and Services	116,333	7	87,131	7
Distribution	152,554	9	104,527	8

Total Canada	268,887	16	191,658	15

Non-North America:
Oilfield Products and Services	651,053	39	505,975	39
Distribution	18,870	1	19,603	2

Total Non-North America	669,923	40	525,578	41

Total Revenue	$1,682,121	100	$1,288,198	100

Operating Income:
Oilfield Products and Services	$219,795	18	$137,856	15
Distribution	26,026	6	13,517	4
General Corporate	(8,703)	*	(3,201)	*

Total	$237,118	14	$148,172	12

Market Data:
Average Worldwide Rig Count: (1)
United States	1,808	48	1,549	48
Canada	576	16	494	15
Non-North America	1,351	36	1,215	37

Total	3,735	100	3,258	100

Onshore	3,212	86	2,764	85
Offshore	523	14	494	15

Total	3,735	100	3,258	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$63.48		$50.03
Natural Gas ($/mcf) (3)	7.84		6.50

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Products and Services Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO’s operations are significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit’s revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for approximately three percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $802.6 million for the first quarter of 2006, 30 percent above the prior year period. Approximately 60 percent of the revenue increase was generated in markets outside of North America, influenced by a 13 percent increase in offshore drilling activity and new contract awards. North American revenues were 32 percent above the prior year level attributable to increased exploration and production spending on land-based drilling programs and price increases implemented in the last half of 2005.
Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies has the highest North American revenue exposure of the Oilfield segment units driven, in part, by the significance of its Canadian operations. Accordingly, depending on the duration and severity of the annual seasonal drilling decline in Canada, this factor could have an adverse effect on the unit’s second quarter financial performance. Smith Technologies reported revenues of $179.4 million for the quarter ended March 31, 2006, 26 percent above amounts reported in the comparable prior year period. Approximately 75 percent of the year-over-year revenue growth was reported in the Western Hemisphere markets. The revenue increase was primarily driven by the higher number of North American land-based drilling projects, increased diamond bit product pricing and demand growth for Neyrfor turbo drilling products.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended March 31, 2006, Smith Services’ revenues totaled $229.6 million, 54 percent above the prior year period. The year-over-year revenue growth was influenced, in part, by increased demand for tubular products in the U.S. market. Excluding the impact of tubular product sales, revenues increased 32 percent above the prior year period, driven by higher worldwide exploration and production spending.
Operating Income
Operating income for the Oilfield Products and Services segment was $219.8 million, or 18.1 percent of revenues, for the three months ended March 31, 2006. Segment operating margins were 300 basis points above the prior year period reflecting reduced operating expenses as a percentage of revenues and, to a lesser extent, gross margin expansion. Gross margin improvement reflects the effect of higher sales volumes on fixed cost coverage. On an absolute dollar basis, first quarter 2006 operating income increased $81.9 million, primarily reflecting the impact of a 33 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses, including investment in personnel and infrastructure to support the expanding business base.

Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 96 percent of Wilson’s first quarter 2006 revenues generated in those markets. Moreover, approximately 30 percent of Wilson’s revenues relate to sales to the industrial and downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $470.5 million for the first quarter of 2006, 24 percent above the comparable prior year period. Approximately three-quarters of the year-over-year revenue growth was reported by the upstream energy sector operations, influenced by increased North American activity levels and new contract awards. Industrial and downstream sector revenues grew 11 percent above the prior year quarter, largely attributable to increased project spending in the petrochemical customer base due to increased turnaround activity at U.S. refineries.
Operating Income
Operating income for the Distribution segment was $26.0 million, or 5.5 percent of revenues, for the quarter ended March 31, 2006. Segment operating income increased $12.5 million, or 93 percent above the amount reported in the prior year period, equating to incremental operating margins of 14 percent. Incremental operating income was driven by year-over-year improvement reported in the energy sector operations attributable to increased coverage of fixed sales and administrative costs. The gross profit margin expansion reflects a reduced proportion of tubular business volumes and a lower expense ratio.
Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
Revenues	$1,682,121	100	$1,288,198	100
Gross profit	526,603	31	385,412	30
Operating expenses	289,485	17	237,240	18

Operating income	237,118	14	148,172	12
Interest expense	12,836	1	10,340	1
Interest income	(597)	—	(368)	—

Income before income taxes and minority interests	224,879	13	138,200	11
Income tax provision	72,662	4	45,146	4
Minority interests	45,001	3	26,902	2

Net income	$107,216	6	$66,152	5

Consolidated revenues were $1.7 billion for the first quarter of 2006, an increase of 31 percent over the prior year period. More than three-quarters of the revenue growth was attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 33 percent year-over-year benefiting from higher business volumes in all key geographic markets, reflecting higher activity levels, new contract awards and additional customer spending primarily in the U.S., Europe/Africa and Middle East regions. The Distribution operations, influenced by a combination of increased North American drilling and completion activity and new contract awards, reported a 24 percent increase from the prior year quarter and contributed almost one-fourth of the consolidated revenue improvement.

Gross profit totaled $526.6 million for the first quarter, 37 percent above the prior year period. Gross profit increased $141.2 million over the prior year quarter, primarily reflecting higher sales volumes in the Oilfield operations associated with improved worldwide activity levels. Gross profit margins for the first quarter of 2006 were 31 percent of revenues, 140 basis points above the margins reported in the comparable prior year period reflecting the impact of a decreased proportion of Distribution segment sales, which historically generate lower margins than the Oilfield operations.
Operating expenses, consisting of selling, general and administrative expenses, increased $52.2 million on an absolute dollar basis; however, as a percentage of revenues, decreased one percentage point from the prior year quarter. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including investment in personnel and infrastructure to support the expanding business base.
Net interest expense, which represents interest expense less interest income, equaled $12.2 million in the first quarter of 2006. Net interest expense increased $2.3 million from the prior year quarter reflecting higher average debt levels and, to a lesser extent, an increase in variable interest rates.
The effective tax rate for the first quarter of 2006 approximated 32 percent, which was comparable to the level reported in the prior year periods but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $18.1 million above the amount reported in the prior year quarter due to the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.
Liquidity and Capital Resources
General
At March 31, 2006, cash and cash equivalents equaled $65.8 million. During the first quarter of 2006, the Company generated $2.6 million of cash flows from operations as compared to the $9.2 million utilized in the comparable prior year period. The continued improvement in worldwide drilling activity has resulted in higher working capital levels, particularly the required investment in accounts receivable and inventories, substantially offsetting the impact of increased profitability levels in the first quarter of 2006.
During the March 2006 quarter, cash flows used in investing activities totaled $97.1 million, consisting of amounts required to fund capital expenditures and acquisitions. The Company invested $49.1 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of Epcon Offshore AS, resulted in cash outflows of $48.0 million in the first quarter of 2006. Cash used for investing activities during the first quarter of 2006 exceeded amounts reported in the prior year period. The increase reflects the impact of higher acquisition funding period-to-period and additional capital spending, particularly increased investment in waste management rental equipment for markets outside of the United States.
Cash flows provided by financing activities totaled $97.6 million for the first quarter of 2006. Cash flows generated from operations were not sufficient to fund investing activities, share repurchases under a stock buyback program and dividend payments, resulting in incremental borrowings of $142.4 million under existing credit facilities.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of March 31, 2006, the Company had $308.1 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $87.4 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At March 31, 2006, the Company had available borrowing capacity of $54.8 million under the non-U.S. borrowing facilities.

The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of March 31, 2006, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
On March 1, 2006, the Company’s Board of Directors increased the quarterly cash dividend to $0.08 per share, beginning with the distribution paid April 14, 2006 to stockholders of record on March 15, 2006. The projected annual payout of approximately $65 million is expected to be funded with cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.
In October 2005, the Company’s Board of Directors authorized a share buyback program that allows for the repurchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. The Company repurchased $37.7 million of its common stock in the open market during the first quarter of 2006. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $21.7 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $44.2 million of standby letters of credit and bid, performance and surety bonds at March 31, 2006. Management does not expect any material amounts to be drawn on these instruments.
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
As of March 31, 2006, the Company’s environmental reserve totaled $9.5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
During 2003, the Company took legal action against M-I SWACO’s former owner to clarify certain contractual provisions of the environmental indemnification. During 2006, the two parties executed a settlement agreement whereby M-I SWACO’s former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs. The impact of the settlement, which was recorded in the first quarter of 2006, was not material to the Company’s financial condition or results of operations as of or for the three months ended March 31, 2006.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2005 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management’s most significant judgments and estimates. There have been no material changes in these critical accounting policies.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” (“SFAS No. 123r”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123r provides for the inclusion of share-based compensation expense in the consolidated financial statements, which is determined based upon the grant date fair value of equity awards, and generally expensed over the service period of the related award. Effective January 1, 2006, the Company adopted SFAS No. 123r using the modified prospective method, resulting in the recognition of compensation expense for all unvested stock options – totaling $14.4 million of future compensation expense, of which $8.9 million is expected to be recorded during the 2006 fiscal year.
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company’s 2005 Annual Report on Form 10-K.
Item 4. Controls and Procedures
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
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of 2006, the Company repurchased 1.0 million shares of common stock at an aggregate cost of $37.7 million. The acquired shares have been added to the Company’s treasury stock holdings.
     A summary of the Company’s repurchase activity for the three months ended March 31, 2006 is as follows:

			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program
January 1 – 31	—	$—	—	19,921,200
February 1 – 28	405,200	39.05	405,200	19,516,000
March 1 – 31	594,800	36.79	594,800	18,921,200

1st Quarter 2006	1,000,000	$37.70	1,000,000	18,921,200
     During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
Exhibits designated with an “*” are filed, and with an “**” furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

3.1
Restated Certificate of Incorporation of the Company, dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2		Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC.
Registrant

Date: May 10, 2006	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer,
President and Chief Operating Officer
(principal executive officer)

Date: May 10, 2006	By:	/s/ Margaret K. Dorman
Margaret K. Dorman
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX
Exhibits designated with an “*” are filed, and with an “**” furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

Exhibit
Number		Description
3.1
Restated Certificate of Incorporation of the Company, dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2		Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.