Form 10-Q
period 2006-06-30
SMITH INTERNATIONAL INC
filed 2006-08-09
CIK 721083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of August 2, 2006 was 213,994,607.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$1,738,263	$1,350,203	$3,420,384	$2,638,401

Costs and expenses:
Costs of revenues	1,193,250	951,065	2,348,768	1,853,851
Selling expenses	228,255	191,320	449,449	375,194
General and administrative expenses	71,298	52,436	139,589	105,802

Total costs and expenses	1,492,803	1,194,821	2,937,806	2,334,847

Operating income	245,460	155,382	482,578	303,554

Interest expense	14,685	10,992	27,521	21,332

Interest income	(696)	(436)	(1,293)	(804)

Income before income taxes and minority interests	231,471	144,826	456,350	283,026

Income tax provision	70,910	46,828	143,572	91,974

Minority interests	41,728	29,938	86,729	56,840

Net income	$118,833	$68,060	$226,049	$134,212

Earnings per share:
Basic	$0.59	$0.34	$1.13	$0.66
Diluted	$0.59	$0.33	$1.12	$0.66

Weighted average shares outstanding:
Basic	200,457	202,215	200,725	202,597
Diluted	202,162	204,027	202,371	204,636
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$88,502	$62,543
Receivables, net	1,366,755	1,200,289
Inventories, net	1,295,954	1,059,992
Deferred tax assets, net	38,697	48,467
Prepaid expenses and other	81,116	65,940

Total current assets	2,871,024	2,437,231

Property, Plant and Equipment, net	734,006	665,389

Goodwill, net	765,792	737,048

Other Intangible Assets, net	103,131	78,779

Other Assets	165,385	141,467

Total Assets	$4,639,338	$4,059,914

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$164,371	$133,650
Accounts payable	560,836	479,206
Accrued payroll costs	102,077	108,419
Income taxes payable	95,921	91,303
Other	129,385	120,575

Total current liabilities	1,052,590	933,153

Long-Term Debt	792,005	610,857

Deferred Tax Liabilities	120,681	107,838

Other Long-Term Liabilities	94,480	86,853

Minority Interests	825,511	742,708

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $1 par value; 250,000 shares authorized; 213,971 shares issued in 2006 (213,270 shares issued in 2005)	213,971	213,270
Additional paid-in capital	409,332	383,695
Retained earnings	1,409,461	1,215,483
Accumulated other comprehensive income	20,152	6,901
Less — Treasury securities, at cost; 13,831 common shares in 2006 (12,301 common shares in 2005)	(298,845)	(240,844)

Total stockholders’ equity	1,754,071	1,578,505

Total Liabilities and Stockholders’ Equity	$4,639,338	$4,059,914

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$226,049	$134,212
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Depreciation and amortization	68,625	56,953
Minority interests	86,729	56,840
Deferred income tax provision	12,055	7,908
Provision for losses on receivables	4,215	2,059
Increase in LIFO inventory reserves	14,948	22,211
Gain on disposal of property, plant and equipment	(9,717)	(6,919)
Foreign currency translation losses (gains)	1,075	(331)
Share-based compensation expense	13,385	1,313
Equity earnings, net of dividends received	(6,399)	(1,557)
Gain on sale of operations	(5,930)	—
Changes in operating assets and liabilities:
Receivables	(161,082)	(110,156)
Inventories	(247,057)	(124,363)
Accounts payable	71,390	35,019
Other current assets and liabilities	(12,089)	(13,207)
Other non-current assets and liabilities	(16,262)	(14,480)

Net cash provided by operating activities	39,935	45,502

Cash flows from investing activities:
Acquisitions, net of cash acquired	(58,019)	(4,667)
Purchases of property, plant and equipment	(113,965)	(71,323)
Proceeds from disposal of property, plant and equipment	15,807	12,982
Proceeds from sale of operations	9,296	—

Net cash used in investing activities	(146,881)	(63,008)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	393,031	122,960
Principal payments of long-term debt	(215,290)	(46,400)
Net change in short-term borrowings	36,782	(5,054)
Purchases of treasury stock	(58,001)	(68,766)
Proceeds from share-based compensation plans	8,598	25,754
Payment of common stock dividends	(28,105)	(12,227)
Debt issuance costs	(4,744)	—

Net cash provided by financing activities	132,271	16,267

Effect of exchange rate changes on cash	634	(748)

Increase (decrease) in cash and cash equivalents	25,959	(1,987)
Cash and cash equivalents at beginning of period	62,543	53,596

Cash and cash equivalents at end of period	$88,502	$51,609

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,448	$21,242
Cash paid for income taxes	123,830	82,754
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
In July 2005, the Company’s Board of Directors approved a two-for-one stock split, which was effected in the form of a stock dividend. Stockholders of record as of August 5, 2005 were entitled to the dividend, which was distributed on August 24, 2005. Unless otherwise noted, all share and earnings per share amounts included in the accompanying consolidated condensed statements of operations for the three and six-month periods ended June 30, 2005, and accompanying notes have been restated for the effect of the stock split.
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
3. Acquisitions and Dispositions
During the six months ended June 30, 2006, the Company completed four acquisitions in exchange for aggregate cash consideration of $58.0 million. The consideration primarily relates to the purchase of Norwegian-based Epcon Offshore AS, completed in February 2006, which provides proprietary technology designed to optimize the removal of hydrocarbons from produced water.
These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $28.7 million and has been recorded as goodwill in the June 30, 2006 consolidated condensed balance sheet. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.

Subsequent to June 30, 2006, the Company completed the acquisition of Specialised Petroleum Services Group Limited (“SPS”) of Aberdeen, Scotland in exchange for cash consideration of approximately $165 million. See Note 14 to the consolidated condensed financial statements for additional discussion regarding SPS.
Additionally, during the three months ended June 30, 2006, the Company completed the disposition of its ownership interest in two oilfield business operations for aggregate cash proceeds of $9.3 million. These transactions resulted in an aggregate pre-tax gain of approximately $5.9 million and, $2.9 million net of taxes and minority interest, which has been reflected as a reduction to general and administrative expenses in the accompanying consolidated condensed statements of operations.
Pro forma results of operations have not been presented because the effect of these transactions was not material to the Company’s consolidated condensed financial statements.
4. Earnings Per Share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option exercises and restricted stock awards under the treasury stock method. As of June 30, 2006, 12,378 outstanding employee stock options were excluded from the computation of diluted earnings per common share because they were anti-dilutive during the corresponding period. All employee stock options were included in the computation in the second quarter of 2005. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS:
Net income	$118,833	$68,060	$226,049	$134,212

Weighted average number of common shares outstanding	200,457	202,215	200,725	202,597

Basic EPS	$0.59	$0.34	$1.13	$0.66

Diluted EPS:
Net income	$118,833	$68,060	$226,049	$134,212

Weighted average number of common shares outstanding	200,457	202,215	200,725	202,597
Dilutive effect of stock options and restricted stock units	1,705	1,812	1,646	2,039

	202,162	204,027	202,371	204,636

Diluted EPS	$0.59	$0.33	$1.12	$0.66

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$112,029	$86,961
Work-in-process	135,493	111,399
Products purchased for resale	355,556	303,307
Finished goods	782,424	632,925

	1,385,502	1,134,592

Reserves to state certain U.S. inventories (FIFO cost of $472,379 and $386,643 in 2006 and 2005, respectively) on a LIFO basis	(89,548)	(74,600)

	$1,295,954	$1,059,992

During the first half of 2006, the Company recorded additional LIFO reserves of $14.9 million, primarily related to the revaluation of on-hand inventories to current standards, largely reflecting higher manufacturing costs in the Oilfield segment.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land	$39,647	$37,753
Buildings	167,477	153,467
Machinery and equipment	622,560	587,808
Rental tools	529,197	472,913

	1,358,881	1,251,941
Less-Accumulated depreciation	(624,875)	(586,552)

	$734,006	$665,389

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

	Oilfield	Distribution
	Segment	Segment	Consolidated
	(in thousands)
Balance as of December 31, 2005	$699,142	$37,906	$737,048
Goodwill acquired	26,430	2,314	28,744

Balance as of June 30, 2006	$725,572	$40,220	$765,792

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years. The components of these other intangible assets included in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

	June 30, 2006			December 31, 2005
							Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period (years)
Patents	$69,928	$18,994	$50,934	$43,191	$16,938	$26,253	12.9
License agreements	31,231	8,819	22,412	29,308	7,181	22,127	10.3
Non-compete agreements and trademarks	32,097	14,592	17,505	29,150	12,414	16,736	9.4
Customer lists and contracts	17,282	5,002	12,280	17,282	3,619	13,663	11.5

	$150,538	$47,407	$103,131	$118,931	$40,152	$78,779	11.6

Amortization expense of other intangible assets was $3.9 million and $2.3 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $7.3 million and $4.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Additionally, estimated future amortization expense is expected to range between $9.1 million and $15.6 million per year for the next five fiscal years.

8. Debt
The following summarizes the Company’s outstanding debt (in thousands):

	June 30,	December 31,
	2006	2005
Current:
Short-term borrowings	$156,388	$122,174
Current portion of long-term debt	7,983	11,476

	$164,371	$133,650

Long-Term:
Notes, net of unamortized discounts	$658,429	$386,959
Revolving credit facilities	138,500	232,700
Term loans and other	3,059	2,674

	799,988	622,333
Less current portion of long-term debt	(7,983)	(11,476)

	$792,005	$610,857

During the second quarter of 2006, the Company completed a public offering of $275.0 million of 6.00 percent Senior Notes (the “Notes”) which mature in June 2016. The Notes have an effective interest rate of 6.11 percent and interest is payable semi-annually. The Company received net proceeds of $272.8 million from the offering, which was primarily used to repay indebtedness under the Smith U.S. revolving credit facility.
Principal payments of long-term debt for the twelve-month periods ending subsequent to June 30, 2007 are as follows (in thousands):

2008	$158,531
2009	649
2010	29
2011	358,073
Thereafter	274,723

$792,005

9. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$118,833	$68,060	$226,049	$134,212
Changes in unrealized fair value of derivatives, net	1,052	(2,013)	1,641	(2,199)
Pension liability adjustments	—	—	—	(476)
Currency translation adjustments	11,067	(7,149)	11,610	(13,266)

Comprehensive income	$130,952	$58,898	$239,300	$118,271

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Currency translation adjustments	$24,758	$13,148
Unrealized fair value of derivatives	(535)	(2,176)
Pension liability adjustments	(4,071)	(4,071)

Accumulated other comprehensive income	$20,152	$6,901

10. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.0 million for each of the three-month periods ended June 30, 2006 and 2005, respectively, and $2.0 million for each of the six-month periods ended June 30, 2006 and 2005, respectively. Company contributions to the pension and postretirement benefit plans during 2006 are expected to total approximately $3.2 million.
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
Had the Company elected to apply the accounting standards of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and six-month periods ended June 30, 2005 would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	For the periods ended
	June 30, 2005
	Three	Six
	Months	Months
Net income as reported	$68,060	$134,212
Add: Stock-based compensation expense included in reported income, net of related tax effect	744	903
Less: Total stock-based compensation expense determined under fair value methods, net of related tax effect	(3,062)	(5,483)

Net income, pro forma	$65,742	$129,632

Earnings per share:
As reported:
Basic	$0.34	$0.66
Diluted	0.33	0.66

Pro forma:
Basic	$0.33	$0.64
Diluted	0.32	0.63
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

Compensation expense related to restricted stock awards totaled $4.4 million and $1.1 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $8.8 million and $1.4 million for the six-month periods ended June 30, 2006 and 2005, respectively. A summary of the Company’s restricted stock program is presented below:

		Weighted		Weighted
		Average		Average		Aggregate
	Time-	Grant-	Performance-	Grant-	Total	Intrinsic
	Based	Date Fair	Based	Date Fair	Restricted	Value(b)
	Units	Value	Units	Value	Stock Units	(in thousands)
Outstanding at December 31, 2005	239,340	$34.00	1,264,251 (a)	$36.28	1,503,591	$55,371
Granted	1,167	41.83	5,980	41.66	7,147	298
Forfeited	(7,132)	32.67	(30,477)	37.52	(37,609)
Vested	(14,500)	15.53	(113,827)	29.68	(128,327)	5,311

Outstanding at June 30, 2006	218,875	$35.31	1,125,927	$36.95	1,344,802	$59,512

(a)	Reflects achievement of performance criteria for awards granted in December 2005.

(b)	Reflects the value of outstanding awards at the end of the period determined using the stock price at the end of the period and the exercise price, if any, of the related award.
Stock Options
Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below:

				Aggregate
		Weighted	Weighted Average	Intrinsic
	Shares	Average	Remaining	Value
	Under Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	4,751,824	$18.37	7.0	$89,067
Granted	12,378	38.79		—
Forfeited	(64,054)	20.44		—
Exercised	(539,426)	15.88		13,925

Outstanding at June 30, 2006	4,160,722	$18.72	6.8	$107,149

Exercisable at June 30, 2006	2,167,008	$16.85	6.3	$59,846

Compensation expense recorded for stock options in the three and six-month periods ended June 30, 2006 was $2.3 million, and $4.6 million, respectively. The pro forma net income and earnings per share data disclosed for the comparable 2005 period has been determined as if the Company had accounted for its employee stock-based compensation program under the fair value method of SFAS No. 123. The Company used an open form (lattice) model to determine the fair value of options granted during 2006 and 2005, and accordingly, calculate the stock-based compensation expense. The fair value and assumptions used for the periods ended June 30, are as follows:

	2006	2005
Fair value of stock options granted	$11.92	$8.53
Expected life of option (years)	5.0	5.0
Expected stock volatility	31.0%	31.0%
Expected dividend yield	0.8%	0.2%
Risk-free interest rate	4.3%	4.0%
Share-based Compensation Expense
The total unrecognized share-based compensation expense, consisting of restricted stock and stock options, for awards outstanding as of June 30, 2006 was $48.8 million and, net of taxes and minority interests, approximately $30.2 million, which will be recognized over a weighted-average period of 1.3 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Oilfield Products and Services	$1,277,104	$969,003	$2,488,712	$1,879,164
Distribution	461,159	381,200	931,672	759,237

	$1,738,263	$1,350,203	$3,420,384	$2,638,401

Revenues by Area:
United States	$815,090	$631,174	$1,558,401	$1,202,136
Canada	178,164	123,298	447,051	314,956

North America	993,254	754,472	2,005,452	1,517,092

Latin America	134,671	115,039	259,168	229,273
Europe/Africa	384,467	296,682	728,838	555,347
Middle East	155,014	124,266	290,634	227,706
Far East	70,857	59,744	136,292	108,983

Non-North America	745,009	595,731	1,414,932	1,121,309

	$1,738,263	$1,350,203	$3,420,384	$2,638,401

Operating Income:
Oilfield Products and Services	$231,948	$145,876	$451,743	$283,732
Distribution	22,206	14,044	48,232	27,561
General corporate	(8,694)	(4,538)	(17,397)	(7,739)

	$245,460	$155,382	$482,578	$303,554

13. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $23.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $49.9 million of standby letters of credit and bid, performance and surety bonds at June 30, 2006. Management does not expect any material amounts to be drawn on these instruments.
Litigation
Rose Dove Egle v. John M. Egle, et al.
In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. (“Tri-Tech”) in exchange for cash consideration of approximately $20.4 million (the “Transaction”).
In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has appealed the verdict and does not anticipate a ruling until the first quarter of 2007. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

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
As of June 30, 2006, the Company’s environmental reserve totaled $9.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
During the first quarter of 2006, the Company settled a pending legal action which sought to clarify certain contractual provisions of an environmental indemnification provided by M-I SWACO’s former owners. The two parties executed a settlement agreement whereby the former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs. The impact of the settlement, which was recorded in the first quarter of 2006, was not material to the Company’s financial condition or results of operations as of or for the six months ended June 30, 2006.
14. Subsequent Event
In August 2006, M-I SWACO acquired SPS of Aberdeen, Scotland in exchange for cash consideration of approximately $165 million. The acquired operations, which provide well-bore cleaning technology for critical well applications, reported revenues of approximately $38 million for the six months ended June 30, 2006. The transaction was funded with borrowings under the Company’s existing revolving credit facilities.

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
The Company’s operations are largely driven by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the financial condition of independent E&P companies and the overall level of global economic growth and activity. In addition, approximately eight percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 85 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company’s consolidated revenues were generated in North America during the second quarter of 2006, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 27 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution operations, 56 percent of the Company’s second quarter 2006 revenues were generated in markets outside of North America.
Business Outlook
Near-term drilling activity will largely be influenced by the seasonal recovery in Canada, supported by a significant increase in the number of Canadian land-based drilling projects from the levels experienced in the second quarter of 2006. And, drilling activity in markets outside of Canada is expected to increase modestly throughout the remainder of the year as exploration and production companies continue to invest in large projects in the Eastern Hemisphere market. Tropical weather disturbances are, however, typically experienced in the Gulf of Mexico during the third calendar quarter which influences the level of planned drilling programs and, in certain circumstances, may result in the curtailment of some drilling operations in the revenue-intensive U.S. offshore market. Although a number of factors impact drilling activity levels, our business is highly dependent on the general economic environment in the United States and other major world economies – which ultimately impact energy consumption and the resulting demand for our products and services. A significant deterioration in the global economic environment could adversely impact worldwide drilling activity and the future financial results of the Company.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, changes in laws or regulations and other risk factors outlined in the Company’s Form 10-K for the fiscal year ended December 31, 2005, and Item 1A. of this Form 10-Q, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$849,134	49	$659,971	49	$1,651,684	48	$1,278,517	48
Smith Technologies	186,985	10	137,681	10	366,413	11	279,905	11
Smith Services	240,985	14	171,351	13	470,615	14	320,742	12

Oilfield Products and Services	1,277,104	73	969,003	72	2,488,712	73	1,879,164	71
Wilson	461,159	27	381,200	28	931,672	27	759,237	29

Total	$1,738,263	100	$1,350,203	100	$3,420,384	100	$2,638,401	100

Geographic Revenues:
United States:
Oilfield Products and Services	$481,287	28	$344,965	26	$925,509	27	$662,020	25
Distribution	333,803	19	286,209	21	632,892	19	540,116	21

Total United States	815,090	47	631,174	47	1,558,401	46	1,202,136	46

Canada:
Oilfield Products and Services	75,336	4	49,444	4	191,669	6	136,575	5
Distribution	102,828	6	73,854	5	255,382	7	178,381	7

Total Canada	178,164	10	123,298	9	447,051	13	314,956	12

Non-North America:
Oilfield Products and Services	720,481	41	574,594	42	1,371,534	40	1,080,569	41
Distribution	24,528	2	21,137	2	43,398	1	40,740	1

Total Non-North America	745,009	43	595,731	44	1,414,932	41	1,121,309	42

Total Revenue	$1,738,263	100	$1,350,203	100	$3,420,384	100	$2,638,401	100

Operating Income:
Oilfield Products and Services	$231,948	18	$145,876	15	$451,743	18	$283,732	15
Distribution	22,206	5	14,044	4	48,232	5	27,561	4
General Corporate	(8,694)	*	(4,538)	*	(17,397)	*	(7,739)	*

Total	$245,460	14	$155,382	12	$482,578	14	$303,554	12

Market Data:
Average Worldwide Rig Count: (1)
United States	1,867	53	1,641	53	1,837	51	1,595	50
Canada	258	8	211	7	417	11	352	11
Non-North America	1,377	39	1,264	40	1,365	38	1,240	39

Total	3,502	100	3,116	100	3,619	100	3,187	100

Onshore	2,972	85	2,596	83	3,092	85	2,680	84
Offshore	530	15	520	17	527	15	507	16

Total	3,502	100	3,116	100	3,619	100	3,187	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$70.72		$53.16		$67.13		$51.66
Natural Gas ($/mcf) (3)	$6.65		$6.95		$7.24		$6.73

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Products and Services Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO’s operations are significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit’s revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for approximately three percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $849.1 million for the second quarter of 2006, an increase of 29 percent above the prior year period. The majority of the revenue increase was generated in markets outside of North America, where base revenues grew 25 percent, largely reflecting new contract awards, higher customer spending in the offshore markets of Europe/Africa and, to a lesser extent, an increase in underlying activity levels. North American revenues grew 34 percent above the prior year level, largely attributable to increased exploration and production spending related to land-based drilling programs and a favorable shift in the deepwater market customer mix. For the six-month period, M-I SWACO reported revenues of approximately $1.65 billion, a 29 percent increase over the amount reported in the first six months of 2005. Approximately 60 percent of the revenue increase was, again, generated in markets outside of North America, primarily the North Sea, Middle East and West Africa regions, reflecting new contract awards and increased customer activity in the revenue-intensive offshore market. North American revenues were 33 percent above the comparable prior year amount attributable to increased exploration and production spending on land-based drilling programs, price increases implemented in the last half of 2005 and a favorable customer mix in the U.S. offshore market.
Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies has the highest North American revenue exposure of the Oilfield segment units driven, in part, by the significance of its Canadian operations. Accordingly, the seasonal Canadian drilling decline, which occurs in the second quarter, adversely impacts the unit’s financial performance. Smith Technologies reported revenues of $187.0 million for the quarter ended June 30, 2006, an increase of 36 percent over the comparable prior year period. Approximately two-thirds of the year-over-year revenue growth was reported in North America, where sales volumes grew at more than twice the rate of the underlying change in rig count. The North American revenue increase was attributable to a combination of higher land-based drilling activity, increased market penetration, influenced in part by new product introductions, and the impact of price increases initiated over the past 12-month period. Revenues generated in markets outside North America grew 29 percent, comparing favorably to the corresponding change in activity levels, largely due to increased demand for diamond bits and continued market penetration of the turbodrill turbine product line. For the six-month period, Smith Technologies reported revenues of $366.4 million, a 31 percent improvement over the comparable period of 2005, influenced by the increase in worldwide activity levels. Approximately 75 percent of the revenue growth was generated in the Western Hemisphere, driven by increased demand for diamond drill bits and improved pricing in the premium North American market and, to a lesser extent, higher sales volumes of the turbodrill turbine product line.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are evenly distributed between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended June 30, 2006, Smith Services’ revenues totaled $241.0 million, 41 percent above the prior year period. The year-over-year revenue growth was influenced, in part, by increased demand for tubular products, primarily in the U.S. market. Excluding the impact of tubular product sales, which are not highly correlated to drilling activity, business volumes increased 29 percent above the prior year period. The improvement was driven by higher worldwide exploration and production spending and strong demand for remedial product and service lines, impacted by the introduction of new sizes of the premium RHINO® Reamer downhole tool and the introduction of this tool into new geographic markets. For the first half of 2006, Smith Services reported revenues of $470.6 million, a 47 percent increase from the comparable prior year period. Excluding the impact of increased tubular sales volumes, revenues were 30 percent above the level reported in the first six months of 2005. The revenue improvement largely reflects higher sales across all core product lines, driven by the general increase in global exploration and production spending levels.

Operating Income
Operating income for the Oilfield Products and Services segment was $231.9 million, or 18.2 percent of revenues, for the three months ended June 30, 2006. Segment operating margins were 310 basis points above the prior year period reflecting gross margin expansion, due to the impact of higher business volumes on fixed cost coverage and a favorable shift in business mix towards higher-margin product lines and geographic areas, and reduced operating expenses as a percentage of revenues. On an absolute dollar basis, second quarter 2006 operating income increased $86.1 million, reflecting the impact of a 32 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses, including additional investment in personnel and infrastructure to support the expanding business base. For the six-month period, Oilfield operating margins improved 3.1 percentage points, reflecting increased coverage of fixed sales and administrative costs and, to a lesser extent, gross margin expansion related to the impact of a favorable business mix period-to-period. On an absolute dollar basis, six-month operating income was $168.0 million above the comparable prior year period, attributable to the impact of higher revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.
Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of Wilson’s second quarter 2006 revenues generated in those markets. Moreover, approximately 30 percent of Wilson’s revenues relate to sales to the industrial and downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $461.2 million for the second quarter of 2006, 21 percent above the comparable prior year period. Three-fourths of the year-over-year revenue growth was reported by the energy sector operations, largely influenced by increased North American drilling and completion activity levels. Industrial and downstream revenues grew 14 percent above the prior year level, reflecting the impact of increased project spending in the refining and petrochemical markets. In the first six months of 2006, Wilson reported revenues totaling $931.7 million, an increase of 23 percent from the first six months of 2005. The majority of the revenue variance from the prior year period was generated by the upstream energy operations, reflecting higher North American activity levels and the impact of new contract awards.
Operating Income
Operating income for the Distribution segment was $22.2 million, or 4.8 percent of revenues, for the quarter ended June 30, 2006. Segment operating income increased $8.2 million, or 58 percent, above the amount reported in the prior year period, equating to incremental operating margins of 10.2 percent. Incremental operating income was driven by year-over-year improvement reported in the energy sector operations attributable to increased coverage of fixed sales and administrative costs. The gross profit margin expansion reflects a reduced proportion of tubular business volumes and a lower expense ratio. On a year-to-date basis, Distribution operating margins improved 1.6 percentage points, again, reflecting the impact of gross margin expansion and lower operating expenses as a percentage of revenues. On an absolute dollar basis, segment operating income was $20.7 million above the amount reported in the first half of 2005. The operating income variance reflects the impact of higher revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses.

Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$1,738,263	100	$1,350,203	100	$3,420,384	100	$2,638,401	100
Gross profit	545,013	31	399,138	30	1,071,616	31	784,550	30
Operating expenses	299,553	17	243,756	18	589,038	17	480,996	18

Operating income	245,460	14	155,382	12	482,578	14	303,554	12
Interest expense	14,685	1	10,992	1	27,521	1	21,332	1
Interest income	(696)	—	(436)	—	(1,293)	—	(804)	—

Income before income taxes and minority interests	231,471	13	144,826	11	456,350	13	283,026	11
Income tax provision	70,910	4	46,828	4	143,572	4	91,974	4
Minority interests	41,728	2	29,938	2	86,729	2	56,840	2

Net income	$118,833	7	$68,060	5	$226,049	7	$134,212	5

Consolidated revenues were $1.7 billion for the second quarter of 2006, 29 percent above the prior year period. More than three-fourths of the revenue growth was attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 32 percent year-over-year benefiting from higher business volumes in all key geographic markets, reflecting higher activity levels, new contract awards and additional customer spending primarily in the U.S., Europe/Africa and Middle East regions. The Distribution operations, influenced by a combination of increased North American drilling and completion activity and new contract awards, reported a 21 percent increase from the prior year quarter and contributed 20 percent of the consolidated revenue improvement. For the first half of 2006, consolidated revenues were $3.4 billion, 30 percent above the comparable 2005 period, with Oilfield segment business volumes contributing the majority of the revenue growth. Oilfield segment revenues rose 32 percent over amounts reported in the prior year period with the increase balanced between North American and non-North American markets. The revenue improvement reflects higher global activity levels and increased customer spending.
Gross profit totaled $545.0 million for the second quarter, 37 percent above the prior year period. Gross profit increased $145.9 million over the prior year quarter, primarily reflecting higher sales volumes in the Oilfield operations associated with improved worldwide activity levels. Gross profit margins for the second quarter of 2006 were 31 percent of revenues, 180 basis points above the margins reported in the comparable prior year period reflecting the impact of a decreased proportion of Distribution segment sales, which historically generate lower margins than the Oilfield operations. For the six-month period, gross profit totaled $1.1 billion, or 31 percent of revenues, 160 basis points above the gross profit margins reported in the comparable prior year period. Gross margins were, again, impacted by a decreased proportion of Distribution segment sales and, to a lesser extent, an increased proportion of offshore revenues. On an absolute dollar basis, gross profit was $287.1 million above the six-month period ended June 30, 2005, largely attributable to higher sales volumes in the Oilfield operations.
Operating expenses, consisting of selling, general and administrative expenses, increased $55.8 million from the prior year quarter; however, as a percentage of revenues, decreased 80 basis points from the prior year quarter. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including investment in personnel and infrastructure to support the expanding business base. Compared to the first six months of 2005, operating expenses increased $108.0 million, primarily due to variable-related costs associated with the improved business volumes.
Net interest expense, which represents interest expense less interest income, equaled $14.0 million in the second quarter of 2006. Net interest expense increased $3.4 million and $5.7 million from the prior year quarter and first six months of 2005, respectively. The variance in both periods reflects higher average debt levels and, to a lesser extent, an increase in variable interest rates.

The effective tax rate for the second quarter approximated 31 percent, impacted by the settlement of a U.S. tax audit that resulted in the release of certain deferred tax reserves during the June 2006 quarter. Excluding the tax settlement, the effective rate approximated 33 percent, which was above the 32 percent effective rate reported in the prior year period, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision. Excluding the impact of the tax settlement, the effective rate increased 30 basis points above the second quarter of 2005, attributable to a lower proportion of M-I SWACO’s U.S. partnership earnings. On a year-to-date basis, the effective tax rate of 33 percent was comparable to the rate reported in the first half of 2005.
Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $11.8 million and $29.9 million above amounts reported in the prior year quarter and first half of 2005, respectively, due to the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.
Liquidity and Capital Resources
General
At June 30, 2006, cash and cash equivalents equaled $88.5 million. During the first six months of 2006, the Company generated $39.9 million of cash flows from operations as compared to the $45.5 million generated in the comparable prior year period. The continued improvement in worldwide drilling activity has resulted in higher working capital levels, particularly the required investment in inventories and accounts receivable, which more than offset the impact of increased profitability levels in the first half of 2006.
During the first six months of 2006, cash flows used in investing activities totaled $146.9 million, consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $98.2 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of Epcon Offshore AS, resulted in cash outflows of $58.0 million in the first half of 2006. The increase in cash used for investing activities as compared to the first six months of 2005 reflects the impact of higher acquisition funding period-to-period and additional capital spending, particularly increased investment in waste management rental equipment for markets outside of the United States.
Cash flows provided by financing activities totaled $132.3 million for the first half of 2006. Due to the higher business volumes, which impacted the required investment in working capital, cash flows from operations were not sufficient to fund investing activities, share repurchases under a stock buyback program and dividend payments, resulting in incremental borrowings of $214.5 million under existing credit facilities.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated by operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. During the second quarter of 2006, the Company received net proceeds of $272.8 million from its June 2006 public debt offering, which was primarily used to repay indebtedness under the Smith U.S. revolving credit facility. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of June 30, 2006, the Company had $138.5 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $257.0 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At June 30, 2006, the Company had available borrowing capacity of $79.5 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of June 30, 2006, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

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
In October 2005, the Company’s Board of Directors authorized a share buyback program that allows for the repurchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. The Company repurchased $19.0 million of its common stock in the open market during the second quarter of 2006. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
In August 2006, M-I SWACO acquired Specialised Petroleum Services International Group Limited (“SPS”) of Aberdeen, Scotland in exchange for cash consideration of approximately $165 million. The transaction was funded with borrowings under the Company’s existing revolving credit facilities. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $23.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $49.9 million of standby letters of credit and bid, performance and surety bonds at June 30, 2006. Management does not expect any material amounts to be drawn on these instruments.
Litigation
Rose Dove Egle v. John M. Egle, et al.
In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. (“Tri-Tech”) in exchange for cash consideration of approximately $20.4 million (the “Transaction”).
In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has appealed the verdict and does not anticipate a ruling until the first quarter of 2007. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.
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
As of June 30, 2006, the Company’s environmental reserve totaled $9.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
During the first quarter of 2006, the Company settled a pending legal action which sought to clarify certain contractual provisions of an environmental indemnification provided by M-I SWACO’s former owners. The two parties executed a settlement agreement whereby the former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs. The impact of the settlement, which was recorded in the first quarter of 2006, was not material to the Company’s financial condition or results of operations as of or for the six months ended June 30, 2006.
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.
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
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     As of the date of this filing, except as noted below, there have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Form 10-K for the year ended December 31, 2005.
     The following risk factor is in addition to, and should be read in conjunction with, the risk factors disclosed in our 2005 Annual Report on Form 10-K:
Our industry is experiencing more litigation involving claims of infringement of intellectual property rights.
     Over the past few years, our industry has experienced increased litigation related to the infringement of intellectual property rights. We, as well as certain of our competitors, have been named as defendants in various of these intellectual property matters, although we do not consider any pending or threatened claim to be material. These types of claims are typically costly to defend, involve monetary judgments that, in certain circumstances, are subject to being enhanced and are often brought in venues which have proved to be favorable to plaintiffs. If we are ultimately unsuccessful in defending alleged intellectual property claims, it could adversely impact our results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2006, the Company repurchased 0.5 million shares of common stock under the program at an aggregate cost of $19.0 million. The acquired shares have been added to the Company’s treasury stock holdings.
     A summary of the Company’s repurchase activity for the three months ended June 30, 2006 is as follows:

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
April 1 — April 30	—	$—	—	18,921,200
May 1 — May 31	150,000	39.01	150,000	18,771,200
June 1 — June 30	350,000	37.57	350,000	18,421,200

2nd Quarter 2006	500,000	$38.01	500,000	18,421,200
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders on April 25, 2006, stockholders of the Company elected all nominated directors, approved the Smith International, Inc. Executive Officer Annual Incentive Plan, and ratified Deloitte & Touche LLP as independent registered public accountants for 2006 by the votes shown below.

	For	Withheld
Election of Directors:
Robert Kelley	171,879,926	7,344,774
Doug Rock	172,795,963	6,428,737

	For	Against	Abstain
Approval of the Smith International, Inc.
Executive Officer Annual Incentive Plan	173,941,728	5,053,322	229,650
Ratification of Deloitte & Touche LLP as independent registered public accountants for the Company for 2006	178,620,708	580,489	23,503

Item 5. Other Information
     None.
Item 6. Exhibits
Exhibits designated with an “*” are filed, and with an “**” furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company, dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	Form of Senior Notes due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated June 12, 2006 and incorporated herein by reference.

10.1	Smith International, Inc. Executive Officer Annual Incentive Plan. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.2	Form of Change-of-Control Employment Agreement. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.3	Form of Employment Agreement for Advisors. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: August 9, 2006	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: August 9, 2006	By:	/s/ Margaret K. Dorman
Margaret K. Dorman
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibits designated with an “*” are filed, and with an “**” furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company, dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	Form of Senior Notes due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated June 12, 2006 and incorporated herein by reference.

10.1	Smith International, Inc. Executive Officer Annual Incentive Plan. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.2	Form of Change-of-Control Employment Agreement. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.3	Form of Employment Agreement for Advisors. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.