Form 10-Q
period 2006-09-30
SMITH INTERNATIONAL INC
filed 2006-11-09
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of November 2, 2006 was 214,061,005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,914,184	$1,410,162	$5,334,568	$4,048,563
Costs and expenses:
Costs of revenues	1,295,971	985,558	3,644,739	2,839,409
Selling expenses	253,569	199,972	703,018	575,166
General and administrative expenses	76,919	53,217	216,508	159,019

Total costs and expenses	1,626,459	1,238,747	4,564,265	3,573,594

Operating income	287,725	171,415	770,303	474,969
Interest expense	17,287	11,001	44,808	32,333
Interest income	(830)	(339)	(2,123)	(1,143)

Income before income taxes and minority interests	271,268	160,753	727,618	443,779
Income tax provision	88,600	51,970	232,172	143,944
Minority interests	49,743	29,279	136,472	86,119

Net income	$132,925	$79,504	$358,974	$213,716

Earnings per share:
Basic	$0.66	$0.40	$1.79	$1.06
Diluted	$0.66	$0.39	$1.78	$1.05
Weighted average shares outstanding:
Basic	200,009	201,013	200,484	202,063
Diluted	201,811	203,031	202,158	204,120
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$82,340	$62,543
Receivables, net	1,510,396	1,200,289
Inventories, net	1,332,611	1,059,992
Deferred tax assets, net	48,821	48,467
Prepaid expenses and other	102,220	65,940

Total current assets	3,076,388	2,437,231

Property, Plant and Equipment, net	812,584	665,389
Goodwill, net	871,030	737,048
Other Intangible Assets, net	141,900	78,779
Other Assets	166,696	141,467

Total Assets	$5,068,598	$4,059,914

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$282,604	$133,650
Accounts payable	593,253	479,206
Accrued payroll costs	126,270	108,419
Income taxes payable	119,799	91,303
Other	145,219	120,575

Total current liabilities	1,267,145	933,153

Long-Term Debt	847,034	610,857
Deferred Tax Liabilities	128,761	107,838
Other Long-Term Liabilities	102,820	86,853
Minority Interests	874,750	742,708
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $1 par value; 250,000 shares authorized; 214,054 shares issued in 2006 (213,270 shares issued in 2005)	214,054	213,270
Additional paid-in capital	417,544	383,695
Retained earnings	1,526,425	1,215,483
Accumulated other comprehensive income	22,028	6,901
Less — Treasury securities, at cost; 14,671 common shares in 2006 (12,301 common shares in 2005)	(331,963)	(240,844)

Total stockholders’ equity	1,848,088	1,578,505

Total Liabilities and Stockholders’ Equity	$5,068,598	$4,059,914

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$358,974	$213,716
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Depreciation and amortization	106,937	86,555
Minority interests	136,472	86,119
Deferred income tax benefit	(4,380)	(3,427)
Provision for losses on receivables	5,443	2,864
Increase in LIFO inventory reserves	16,864	22,557
Gain on disposal of property, plant and equipment	(16,060)	(11,805)
Foreign currency translation losses (gains)	2,992	(80)
Share-based compensation expense	20,173	2,995
Equity earnings, net of dividends received	(7,310)	(5,116)
Gain on sale of operations	(5,930)	(5,898)
Changes in operating assets and liabilities:
Receivables	(284,765)	(160,586)
Inventories	(285,098)	(158,364)
Accounts payable	101,046	103,999
Other current assets and liabilities	25,988	13,464
Other non-current assets and liabilities	(22,318)	(13,648)

Net cash provided by operating activities	149,028	173,345

Cash flows from investing activities:
Acquisitions, net of cash acquired	(224,305)	(31,702)
Purchases of property, plant and equipment	(198,824)	(115,645)
Proceeds from disposal of property, plant and equipment	25,649	20,377
Proceeds from sale of operations	9,296	20,496

Net cash used in investing activities	(388,184)	(106,474)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	646,471	132,049
Principal payments of long-term debt	(250,443)	(54,287)
Net change in short-term borrowings	(8,243)	1,757
Purchases of treasury stock	(91,119)	(108,228)
Proceeds from employee stock option exercises	9,984	26,561
Payment of common stock dividends	(44,114)	(24,316)
Distributions to minority interest partner	—	(28,000)
Debt issuance costs	(4,744)	—

Net cash provided by (used in) financing activities	257,792	(54,464)

Effect of exchange rate changes on cash	1,161	(661)

Increase in cash and cash equivalents	19,797	11,746
Cash and cash equivalents at beginning of period	62,543	53,596

Cash and cash equivalents at end of period	$82,340	$65,342

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,888	$39,080
Cash paid for income taxes	206,199	127,495
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
2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by the Company as of the specified effective date. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment,” (“SFAS No. 123r”) using the modified prospective method. In accordance with this method, results for prior periods have not been restated. See Note 11 for further disclosure regarding SFAS No. 123r.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a consistent recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Effective December 31, 2006, SFAS 158 requires recognition of the funded status of an entity’s defined benefit pension and other postretirement benefit plans as an asset or liability in the Company’s consolidated balance sheet. Subsequent changes to the funded status are to be recognized through stockholders’ equity as a component of comprehensive income. Additionally, for fiscal years ending after December 31, 2008, SFAS 158 requires measurement of plan assets and obligations as of the end of the employer’s fiscal year. We are currently evaluating the provisions of SFAS 158 and have not yet determined the impact on our consolidated condensed financial statements.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.

3. Acquisitions and Dispositions
During the nine months ended September 30, 2006, the Company completed six acquisitions in exchange for aggregate cash consideration of $224.3 million. The current year transactions primarily consist of the following:
On August 3, 2006, M-I SWACO acquired Specialised Petroleum Services Group Limited (“SPS”) in exchange for cash consideration of approximately $165 million. SPS, based in Aberdeen, Scotland, is a global provider of patented well-bore clean-up products and engineering services used to remove debris from the wellbore to facilitate improved well production.
On February 23, 2006, M-I SWACO acquired Epcon Offshore AS (“Epcon”) in exchange for cash consideration of approximately $45 million. Epcon, based in Porsgrunn, Norway, is a global provider of proprietary water treatment technology designed to optimize the removal of hydrocarbons from water generated during the oil and gas production process.
The excess of the purchase price over the estimated fair value of the net assets acquired related to these transactions totaled $133.6 million, which has been recorded as goodwill in the accompanying consolidated condensed balance sheet. The purchase price allocation related to the 2006 acquisitions is based on preliminary information and is subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
Additionally, during the nine months ended September 30, 2006, the Company completed the disposition of its ownership interest in two oilfield business operations for aggregate cash proceeds of $9.3 million. These transactions resulted in an aggregate pre-tax gain of approximately $5.9 million and, $2.9 million net of taxes and minority interest, which has been reflected as a reduction in general and administrative expenses in the accompanying consolidated condensed statements of operations.
Pro forma results of operations have not been presented because the effect of these transactions was not material to the Company’s consolidated condensed financial statements.
4. Earnings Per Share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. For the three and nine-month periods ended September 30, 2006, 11,266 and 12,047 outstanding stock option awards, respectively, were excluded from the computations of diluted EPS because they were anti-dilutive. No stock option awards were excluded in the 2005 computations and the impact of restricted stock awards is reflected in all periods shown. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic EPS:
Net income	$132,925	$79,504	$358,974	$213,716

Weighted average number of common shares outstanding	200,009	201,013	200,484	202,063

Basic EPS	$0.66	$0.40	$1.79	$1.06

Diluted EPS:
Net income	$132,925	$79,504	$358,974	$213,716

Weighted average number of common shares outstanding	200,009	201,013	200,484	202,063
Dilutive effect of stock options and restricted stock units	1,802	2,018	1,674	2,057

	201,811	203,031	202,158	204,120

Diluted EPS	$0.66	$0.39	$1.78	$1.05

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$115,205	$86,961
Work-in-process	132,068	111,399
Products purchased for resale	398,902	303,307
Finished goods	777,900	632,925

	1,424,075	1,134,592
Reserves to state certain U.S. inventories (FIFO cost of $519,924 and $386,643 in 2006 and 2005, respectively) on a LIFO basis	(91,464)	(74,600)

	$1,332,611	$1,059,992

During the first nine months of 2006, the Company recorded additional LIFO reserves of $16.9 million. The increase primarily related to the revaluation of on-hand inventories to current standards, largely reflecting higher manufacturing costs in the Oilfield segment.
6. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land	$45,837	$37,753
Buildings	178,090	153,467
Machinery and equipment	668,144	587,808
Rental tools	572,094	472,913

	1,464,165	1,251,941
Less-Accumulated depreciation	(651,581)	(586,552)

	$812,584	$665,389

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

	Oilfield	Distribution
	Segment	Segment	Consolidated
	(in thousands)
Balance as of December 31, 2005	$699,142	$37,906	$737,048
Goodwill acquired	131,237	2,314	133,551
Purchase price and other adjustments	—	431	431

Balance as of September 30, 2006	$830,379	$40,651	$871,030

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years. The components of these other intangible assets included in the accompanying consolidated condensed balance sheets, are as follows (in thousands):

	September 30, 2006			December 31, 2005
							Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period (years)
Patents	$99,369	$20,613	$78,756	$43,191	$16,938	$26,253	14.1
License agreements	31,231	9,732	21,499	29,308	7,181	22,127	10.4
Non-compete agreements and trademarks	34,801	15,836	18,965	29,150	12,414	16,736	8.8
Customer lists and contracts	29,183	6,503	22,680	17,282	3,619	13,663	9.1

	$194,584	$52,684	$141,900	$118,931	$40,152	$78,779	12.0

Amortization expense of other intangible assets was $5.3 million and $2.5 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $12.5 million and $7.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Additionally, estimated future amortization expense is expected to range between $12.3 million and $20.0 million per year for the next five fiscal years.
8. Debt
The following summarizes the Company’s outstanding debt (in thousands):

	September 30,	December 31,
	2006	2005
Current:
Short-term borrowings	$111,363	$122,174
Current portion of long-term debt	171,241	11,476

	$282,604	$133,650

Long-Term:
Notes, net of unamortized discounts	$651,350	$386,959
Revolving credit facilities	330,500	232,700
Term loans and other	36,425	2,674

	1,018,275	622,333
Less current portion of long-term debt	(171,241)	(11,476)

	$847,034	$610,857

Short-term borrowings consist of amounts outstanding under lines of credit and short-term notes. The current portion of long-term debt at September 30, 2006 primarily reflects the Company’s $150.0 million principal amount of Senior Notes that are scheduled to mature on September 15, 2007.
In June 2006, the Company completed a public offering of $275.0 million of ten-year Senior Notes issued under an existing Indenture. Net proceeds of $272.8 million were received in connection with the offering and were primarily used to repay indebtedness under the Smith U.S. revolving credit facility. The Senior Notes are unsecured obligations of the Company, carry an effective interest rate of 6.11 percent and require semi-annual interest payments.
Principal payments, net of unamortized discounts, of long-term debt for the twelve-month periods ending subsequent to September 30, 2007 are as follows (in thousands):

2008	$15,201
2009	6,975
2010	330,526
2011	219,601
Thereafter	274,731

$847,034

9. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$132,925	$79,504	$358,974	$213,716
Currency translation adjustments	1,522	798	13,132	(12,468)
Changes in unrealized fair value of derivatives, net	354	148	1,995	(2,051)
Pension liability adjustments	—	—	—	(476)

Comprehensive income	$134,801	$80,450	$374,101	$198,721

     Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Currency translation adjustments	$26,280	$13,148
Unrealized fair value of derivatives	(181)	(2,176)
Pension liability adjustments	(4,071)	(4,071)

Accumulated other comprehensive income	$22,028	$6,901

10. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.0 million for each of the three-month periods ended September 30, 2006 and 2005, respectively, and $2.9 million for each of the nine-month periods ended September 30, 2006 and 2005, respectively. Company contributions to the pension and postretirement benefit plans during 2006 are expected to total approximately $3.2 million.
11. Long-Term Incentive Compensation
The Company’s Board of Directors and its stockholders have authorized a long-term incentive plan for the benefit of key employees.
Restricted stock units are considered compensatory awards and compensation expense related to these units is being recognized over the established vesting period in the accompanying consolidated condensed financial statements. However, prior to the mandatory adoption of SFAS No. 123r on January 1, 2006, companies could continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock option program. Accordingly, for periods ended prior to January 1, 2006, the Company elected to make pro forma footnote disclosures rather than recognizing the related compensation expense for stock option awards in the consolidated condensed financial statements.
Had the Company elected to apply the accounting standards of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and nine-month periods ended September 30, 2005 would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months	Nine Months
Net income as reported	$79,504	$213,716
Add: Stock-based compensation expense included in reported income, net of related tax effect	1,037	1,941
Less: Stock-based compensation expense determined under fair value methods, net of related tax effect	(3,382)	(8,863)

Net income, pro forma	$77,159	$206,794

Earnings per share:
As reported:
Basic	$0.40	$1.06
Diluted	0.39	1.05
Pro forma:
Basic	$0.38	$1.02
Diluted	0.38	1.01

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
Compensation expense related to restricted stock awards totaled $3.8 million and $1.7 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $12.6 million and $3.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. A summary of the Company’s restricted stock program is presented below:

	Time-based Awards		Performance-based Awards
						Aggregate
					Total	Intrinsic
	No. of	Fair	No. of	Fair	Restricted	Value(c)
	Units	Value(a)	Units	Value(a)	Stock Units	(in thousands)
Outstanding at December 31, 2005.	239,340	$34.00	1,264,251 (b)	$36.28	1,503,591	$55,371
Granted	1,767	40.68	5,980	41.66	7,747	321
Forfeited	(8,723)	33.66	(35,622)	37.63	(44,345)	—
Vested	(16,750)	17.83	(113,827)	29.68	(130,577)	5,404

Outstanding at September 30, 2006	215,634	$35.33	1,120,782	$36.94	1,336,416	$51,564

(a)	Reflects the weighted average grant-date fair value.

(b)	Reflects achievement of performance criteria for awards granted in December 2005.

(c)	Reflects the value of outstanding awards at the end of the period determined using the stock price at the end of the period and the exercise price, if any, of the related award.
Stock Options
Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Option	Price	Life	(in thousands)
Outstanding at December 31, 2005	4,751,824	$18.37	7.0	$89,067
Granted	12,378	38.79		—
Forfeited	(72,141)	21.28		—
Exercised	(618,196)	15.89		16,175

Outstanding at September 30, 2006	4,073,865	$18.75	6.5	$81,672

Exercisable at September 30, 2006	2,088,838	$16.89	6.0	$45,775

Compensation expense recorded for stock options in the three and nine-month periods ended September 30, 2006 was $3.0 million, and $7.6 million, respectively. The pro forma net income and earnings per share data disclosed for the comparable 2005 period has been determined as if the Company had accounted for its employee stock-based compensation program under the fair value method of SFAS No. 123. The Company used an open form (lattice) model to determine the fair value of options granted during 2006 and 2005, and accordingly, calculate the stock-based compensation expense. The fair value and assumptions used for the periods ended September 30, are as follows:

	2006	2005
Fair value of stock options granted	$11.92	$8.53
Expected life of option (years)	5.0	5.0
Expected stock volatility	31.0%	31.0%
Expected dividend yield	0.8%	0.2%
Risk-free interest rate	4.3%	4.0%
Share-based Compensation Expense
The total unrecognized share-based compensation expense, consisting of restricted stock and stock options, for awards outstanding as of September 30, 2006 was $42.1 million and, net of taxes and minority interests, approximately $26.3 million, which will be recognized over a weighted-average period of 2.1 years.

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
The following table presents financial information for each reportable segment and geographical revenues on a consolidated basis (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Oilfield Products and Services	$1,412,934	$1,010,438	$3,901,646	$2,889,602
Distribution	501,250	399,724	1,432,922	1,158,961

	$1,914,184	$1,410,162	$5,334,568	$4,048,563

Revenues by Area:
United States	$905,002	$625,167	$2,463,403	$1,827,303
Canada	221,953	181,441	669,004	496,397

North America	1,126,955	806,608	3,132,407	2,323,700

Latin America	139,872	109,829	399,040	339,102
Europe/Africa	418,845	310,357	1,147,683	865,704
Middle East	156,818	123,084	447,452	350,790
Far East	71,694	60,284	207,986	169,267

Non-North America	787,229	603,554	2,202,161	1,724,863

	$1,914,184	$1,410,162	$5,334,568	$4,048,563

Operating Income:
Oilfield Products and Services	$270,710	$162,755	$722,453	$446,487
Distribution	25,359	13,966	73,591	41,527
General corporate	(8,344)	(5,306)	(25,741)	(13,045)

	$287,725	$171,415	$770,303	$474,969

13. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $49.8 million of standby letters of credit and bid, performance and surety bonds at September 30, 2006. Management does not expect any material amounts to be drawn on these instruments.
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
As of September 30, 2006, the Company’s environmental reserve totaled $9.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
During the first quarter of 2006, the Company settled a pending legal action which sought to clarify certain contractual provisions of an environmental indemnification provided by M-I SWACO’s former owners. The two parties executed a settlement agreement whereby the former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs. The impact of the settlement, which was recorded in the first quarter of 2006, was not material to the Company’s financial condition or results of operations as of or for the nine months ended September 30, 2006.

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
The Company’s operations are largely driven by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the financial condition of independent E&P companies and the overall level of global economic growth and activity. In addition, approximately seven percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with over 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although over half of the Company’s consolidated revenues were generated in North America during the third quarter of 2006, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 26 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution operations, 55 percent of the Company’s third quarter 2006 revenues were generated in markets outside of North America.
Business Outlook
U.S. drilling activity remains at some of the highest levels experienced in over two decades, influenced by the continuing expansion in natural gas-directed drilling. The number of natural gas drilling projects in the United States currently remains near historic highs despite elevated gas storage levels that have created downward pressure on natural gas prices in the second half of 2006. Moreover, as of the current date, the number of active rigs in Canada, a market that primarily consists of natural gas-directed projects, has fallen below the comparable prior year level due, in part, to lower well economics. Although the long-term outlook for North American exploration and production activity is favorable based upon expected growth in worldwide energy consumption, current market fundamentals could cause short-term activity reductions related to marginal land-based drilling projects. Any prolonged reduction in activity levels could adversely affect demand for the Company’s products and services and the future financial results of the Company.
Although a number of factors impact drilling activity levels, our business is highly dependent on the general economic environment in the United States and other major world economies — which ultimately impact energy consumption and the resulting demand for our products and services. A significant deterioration in the global economic environment could adversely affect worldwide drilling activity and the future financial results of the Company.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$942,191	49	$677,609	48	$2,593,875	48	$1,956,126	48
Smith Technologies	205,448	11	154,451	11	571,861	11	434,356	11
Smith Services	265,295	14	178,378	13	735,910	14	499,120	12

Oilfield Products and Services	1,412,934	74	1,010,438	72	3,901,646	73	2,889,602	71
Wilson	501,250	26	399,724	28	1,432,922	27	1,158,961	29

Total	$1,914,184	100	$1,410,162	100	$5,334,568	100	$4,048,563	100

Geographic Revenues:
United States:
Oilfield Products and Services	$539,995	28	$342,871	24	$1,465,504	27	$1,004,891	25
Distribution	365,007	19	282,296	20	997,899	19	822,412	20

Total United States	905,002	47	625,167	44	2,463,403	46	1,827,303	45

Canada:
Oilfield Products and Services	104,902	6	79,702	6	296,571	6	216,277	5
Distribution	117,051	6	101,739	7	372,433	7	280,120	7

Total Canada	221,953	12	181,441	13	669,004	13	496,397	12

Non-North America:
Oilfield Products and Services	768,037	40	587,865	42	2,139,571	40	1,668,434	41
Distribution	19,192	1	15,689	1	62,590	1	56,429	2

Total Non-North America	787,229	41	603,554	43	2,202,161	41	1,724,863	43

Total Revenue	$1,914,184	100	$1,410,162	100	$5,334,568	100	$4,048,563	100

Operating Income:
Oilfield Products and Services	$270,710	19	$162,755	16	$722,453	19	$446,487	15
Distribution	25,359	5	13,966	3	73,591	5	41,527	4
General Corporate	(8,344)	*	(5,306)	*	(25,741)	*	(13,045)	*

Total	$287,725	15	$171,415	12	$770,303	14	$474,969	12

Market Data:
Average Worldwide Rig Count: (1)
United States	1,947	52	1,714	50	1,874	51	1,635	50
Canada	437	11	423	12	424	12	376	12
Non-North America	1,386	37	1,287	38	1,371	37	1,255	38

Total	3,770	100	3,424	100	3,669	100	3,266	100

Onshore	3,263	87	2,903	85	3,149	86	2,754	84
Offshore	507	13	521	15	520	14	512	16

Total	3,770	100	3,424	100	3,669	100	3,266	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$70.60		$63.31		$68.29		$55.61
Natural Gas ($/mcf) (3)	$6.18		$9.73		$6.88		$7.75

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Products and Services Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO’s operations are significantly influenced by spending in markets outside of North America, which contributes approximately two-thirds of the unit’s revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for approximately three percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $942.2 million for the third quarter of 2006, an increase of 39 percent above the prior year period. Excluding the impact of operations acquired during the prior twelve-month period, revenues grew 36 percent over the third quarter of 2005. The majority of the base revenue increase was generated in markets outside of North America, primarily reflecting increased drilling activity and new contract awards in Europe/Africa and the Middle East markets. North American base revenues grew 50 percent above the prior year level, largely attributable to increased exploration and production spending related to land-based drilling programs, improved pricing and a favorable shift in the customer mix in the U.S. offshore market. For the nine-month period, M-I SWACO reported revenues of approximately $2.59 billion, a 33 percent increase over the amount reported in the first nine months of 2005. The majority of the revenue increase was, again, generated in markets outside of North America, primarily in the Europe/Africa and Middle East regions, reflecting new contract awards and increased customer activity in international offshore markets. Increased investment by exploration and production companies in North American land-based drilling programs and the impact of price increases implemented in late 2005 also contributed to the revenue improvement.
Smith Technologies designs, manufactures and sells three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Smith Technologies reported revenues of $205.4 million for the quarter ended September 30, 2006, an increase of 33 percent over the comparable prior year period. The year-over-year comparison was impacted by the inclusion of several large international export orders in the third quarter of 2005. Excluding the impact of export orders, which may not occur regularly throughout the year, revenues were approximately 39 percent above the level reported in the prior year quarter. Approximately one-half of the revenue growth was reported in North America, influenced by higher U.S. land-based drilling activity and improved pricing realization. Excluding export orders, revenues generated in markets outside North America increased 50 percent, reflecting growth in the Middle East, North Sea and the Former Soviet Union regions attributable to a combination of new contract awards, increased demand for diamond bits and continued market penetration. For the nine-month period, Smith Technologies reported revenues of $571.9 million, a 32 percent improvement over the comparable period of 2005, influenced by the increase in worldwide activity levels and improved pricing in the premium North American market. In addition, revenue growth outside of North America contributed 41 percent of the year-over-year growth, reflecting new contract awards and market penetration.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are relatively balanced between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended September 30, 2006, Smith Services’ revenues totaled $265.3 million, 49 percent above the prior year period. The year-over-year revenue growth was influenced, in part, by increased demand for tubular products, primarily in the U.S. market. Excluding the impact of tubular product sales, which are not highly correlated to drilling activity, business volumes increased 29 percent above the prior year period. Two-thirds of the core business growth was reported in the United States, largely reflecting increased customer demand for premium remedial product and service lines. For the first nine months of 2006, Smith Services reported revenues of $735.9 million, a 47 percent increase from the comparable prior year period. Excluding the impact of increased tubular sales volumes, revenues were 30 percent above the level reported in the first nine months of 2005, driven by increased demand for remedial product and service lines and, to a lesser extent, improved pricing.

Operating Income
Operating income for the Oilfield Products and Services segment was $270.7 million, or 19.2 percent of revenues, for the three months ended September 30, 2006. Segment operating margins were 3.1 percentage points above the prior year period. The margin expansion primarily reflects improved gross margins attributable to the impact of higher business volumes on fixed cost coverage, and, to a lesser extent, the effect of new customer pricing implemented during the first half of 2006. On an absolute dollar basis, third quarter 2006 operating income increased $108.0 million, reflecting the impact of higher business volumes on gross profit, partially offset by growth in variable-based operating expenses, including additional investment in personnel and infrastructure to support the expanding business base. For the nine-month period, Oilfield operating margins improved 3.0 percentage points, reflecting gross margin expansion related to the impact of a favorable business mix period-to-period and increased coverage of fixed sales and administrative costs. On an absolute dollar basis, nine-month operating income was $276.0 million above the comparable prior year period, attributable to the impact of higher revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.
Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 96 percent of Wilson’s third quarter 2006 revenues generated in those markets. Moreover, approximately 30 percent of Wilson’s revenues relate to sales to the industrial and downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $501.3 million for the third quarter of 2006, 25 percent above the comparable prior year period. Approximately three-fourths of the year-over-year revenue growth was reported by the energy sector operations, largely influenced by increased North American drilling and completion activity levels, new contract awards and, to a lesser extent, additional line pipe project spending in the midstream market. Industrial and downstream revenues grew 25 percent above the prior year level, reflecting the impact of several large line pipe orders and increased customer project spending in the engineering and construction sector. In the first nine months of 2006, Wilson reported revenues totaling $1.4 billion, an increase of 24 percent from the first nine months of 2005. Two-thirds of the revenue variance from the prior year period was generated by the upstream energy operations, reflecting higher North American activity levels and the impact of new contract awards.
Operating Income
Operating income for the Distribution segment was $25.4 million, or 5.1 percent of revenues, for the quarter ended September 30, 2006. Segment operating margins were 1.6 percentage points above the prior year period, as improved fixed sales and administrative cost coverage in the energy sector operations resulted in lower operating expenses as a percentage of revenues. On an absolute dollar basis, third quarter 2006 operating income increased $11.4 million above the amount reported in the prior year period, primarily reflecting the impact of higher business volumes on gross profit. On a year-to-date basis, Distribution operating margins improved 1.5 percentage points reflecting the impact of gross margin expansion and lower operating expenses as a percentage of revenues. On an absolute dollar basis, segment operating income was $32.1 million above the amount reported in the first nine months of 2005. The operating income variance reflects the impact of a 24 percent increase in revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses.

Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$1,914,184	100	$1,410,162	100	$5,334,568	100	$4,048,563	100

Gross profit	618,213	32	424,604	30	1,689,829	31	1,209,154	30
Operating expenses	330,488	17	253,189	18	919,526	17	734,185	18

Operating income	287,725	15	171,415	12	770,303	14	474,969	12
Interest expense	17,287	1	11,001	1	44,808	1	32,333	1
Interest income	(830)	—	(339)	—	(2,123)	—	(1,143)	—

Income before income taxes and minority interests	271,268	14	160,753	11	727,618	13	443,779	11
Income tax provision	88,600	5	51,970	4	232,172	4	143,944	4
Minority interests	49,743	2	29,279	2	136,472	2	86,119	2

Net income	$132,925	7	$79,504	5	$358,974	7	$213,716	5

Consolidated revenues were $1.9 billion for the third quarter of 2006, 36 percent above the prior year period. More than three-fourths of the revenue growth was attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 40 percent year-over-year benefiting from higher activity levels, new contract awards and additional customer spending - primarily in the U.S. and Europe/Africa regions. The Distribution operations, influenced by a combination of increased North American drilling and completion activity and new contract awards, reported a 25 percent increase from the prior year quarter contributing to the consolidated revenue improvement. For the first nine months of 2006, consolidated revenues were $5.3 billion, 32 percent above the comparable 2005 period, with Oilfield segment business volumes contributing approximately 80 percent of the revenue growth. Oilfield segment revenues rose 35 percent over amounts reported in the prior year period with the increase relatively balanced between North American and non-North American markets. The revenue improvement largely reflects higher global activity levels and increased customer spending.
Gross profit totaled $618.2 million for the third quarter, 46 percent above the prior year period. Gross profit increased $193.6 million over the prior year quarter, primarily reflecting higher sales volumes in the Oilfield operations associated with improved worldwide activity levels. Gross profit margins for the third quarter of 2006 were 32 percent of revenues, 220 basis points above the margins reported in the comparable prior year period largely reflecting the impact of a favorable business mix and improved pricing. For the nine-month period, gross profit totaled $1.7 billion, or 31 percent of revenues, 180 basis points above the gross profit margins reported in the comparable prior year period. Gross margins were impacted by a favorable business mix in the Oilfield segment, improved pricing and, to a lesser extent, a decreased proportion of Distribution segment sales, which historically generate lower margins than the Oilfield operations. On an absolute dollar basis, gross profit was $480.7 million above the nine-month period ended September 30, 2005, largely attributable to higher sales volumes in the Oilfield operations.
Operating expenses, consisting of selling, general and administrative expenses, increased $77.3 million from the prior year quarter; however, as a percentage of revenues, decreased 70 basis points from the prior year quarter. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including investment in personnel and infrastructure to support the expanding business base. Compared to the first nine months of 2005, operating expenses increased $185.3 million, primarily due to variable-related costs associated with the improved business volumes.
Net interest expense, which represents interest expense less interest income, equaled $16.5 million in the third quarter of 2006. Net interest expense increased $5.8 million and $11.5 million from the prior year quarter and first nine months of 2005, respectively. The variance in both periods reflects higher average debt levels and, to a lesser extent, an increase in variable interest rates.

The effective tax rate for the third quarter approximated 33 percent, which was above the 32 percent effective rate reported in the prior year period, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision. The effective rate increased 30 basis points from the level reported in the third quarter of 2005, largely due to a lower proportion of M-I SWACO’s U.S. partnership earnings. On a year-to-date basis, the effective tax rate of 32 percent was comparable to the rate reported in the first nine months of 2005.
Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests was $20.5 million and $50.4 million above amounts reported in the prior year quarter and first nine months of 2005, respectively, primarily associated with improved profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At September 30, 2006, cash and cash equivalents equaled $82.3 million. During the first nine months of 2006, the Company generated $149.0 million of cash flows from operations as compared to the $173.3 million reported in the comparable prior year period. The continued improvement in worldwide drilling activity during 2006 has driven increased working capital investment that more than offset the impact of the year-over-year increase in overall profitability levels.
During the first nine months of 2006, cash flows used in investing activities totaled $388.2 million, consisting of amounts required to fund acquisitions and capital expenditures. Acquisition funding, which primarily related to the purchase of Specialised Petroleum Services Group Limited and Epcon Offshore AS, resulted in cash outflows of $224.3 million in the current year period. Additionally, the Company invested $173.2 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals. The increase in cash used for investing activities as compared to the first nine months of 2005 reflects the impact of higher acquisition funding period-to-period and additional capital spending, including increased investment in waste management rental equipment in support of new customer contracts.
Cash flows provided by financing activities totaled $257.8 million for the first nine months of 2006. Due to the higher business volumes, which impacted the required investment in working capital, cash flows from operations were not sufficient to fund investing activities, share repurchases and dividend payments. This resulted in incremental borrowings of $387.8 million financed by the issuance of publicly-traded debt instruments and, to a lesser extent, the utilization of capacity under existing credit facilities.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of September 30, 2006, the Company had $330.5 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $65.0 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At September 30, 2006, the Company had available borrowing capacity of $95.5 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of September 30, 2006, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
On March 1, 2006, the Company’s Board of Directors increased the quarterly cash dividend to $0.08 per share, beginning with the April 2006 distribution. The current annualized payout under the program of approximately $65 million is expected to be funded with future cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.

In October 2005, the Company’s Board of Directors authorized a share buyback program that allows for the repurchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. To date, the Company has purchased 2.4 million shares under the current authorized buyback program. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $49.8 million of standby letters of credit and bid, performance and surety bonds at September 30, 2006. Management does not expect any material amounts to be drawn on these instruments.
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
As of September 30, 2006, the Company’s environmental reserve totaled $9.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
During the first quarter of 2006, the Company settled a pending legal action which sought to clarify certain contractual provisions of an environmental indemnification provided by M-I SWACO’s former owners. The two parties executed a settlement agreement whereby the former owners agreed to pay an outstanding receivable owed to the Company, assume all environmental liabilities associated with two identified sites and reimburse the Company for certain future environmental remediation costs. The impact of the settlement, which was recorded in the first quarter of 2006, was not material to the Company’s financial condition or results of operations as of or for the nine months ended September 30, 2006.

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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” (“SFAS No. 123r”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123r provides for the inclusion of share-based compensation expense in the consolidated financial statements, which is determined based upon the grant date fair value of equity awards, and generally expensed over the service period of the related award. Effective January 1, 2006, the Company adopted SFAS No. 123r using the modified prospective method, resulting in the recognition of compensation expense for all unvested stock options — totaling $15.0 million of future compensation expense, of which $9.5 million is expected to be recorded during the 2006 fiscal year.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a consistent recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken, or expected to be taken, on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Effective December 31, 2006, SFAS 158 requires recognition of the funded status of an entity’s defined benefit pension and other postretirement benefit plans as an asset or liability in the Company’s consolidated balance sheet. Subsequent changes to the funded status are to be recognized through stockholders’ equity as a component of comprehensive income. Additionally, for fiscal years ending after December 31, 2008, SFAS 158 requires measurement of plan assets and obligations as of the end of the employer’s fiscal year. We are currently evaluating the provisions of SFAS 158 and have not yet determined the impact on our consolidated condensed financial statements.
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
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the third quarter of 2006, the Company repurchased 0.8 million shares of common stock under the program at an aggregate cost of $33.1 million. The acquired shares have been added to the Company’s treasury stock holdings.
     A summary of the Company’s repurchase activity for the three months ended September 30, 2006 is as follows:

			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average Price Paid	Part of Publicly	Purchased Under
Period	of Shares Purchased	per Share	Announced Program	the Program
July 1 — July 31	-	$-	-	18,421,200
August 1 — August 31	80,200	41.71	80,200	18,341,000
September 1 — September 30	759,200	39.20	759,200	17,581,800

3rd Quarter 2006	839,400	$39.44	839,400	17,581,800
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

SMITH INTERNATIONAL, INC. Registrant
Date: November 9, 2006	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: November 9, 2006	By:	/s/ Margaret K. Dorman
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