Form 10-K
period 2006-12-31
SMITH INTERNATIONAL INC
filed 2007-03-01
CIK 721083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Pacific Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐ .
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑ .
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
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
Large Accelerated Filer ☑       Accelerated Filer☐       Non-Accelerated Filer ☐ .
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
     The aggregate market value of the voting stock held by non-affiliates on June 30, 2006 was $8,819,233,034 (198,318,710 shares at the closing price on the New York Stock Exchange of $44.47). On June 30, 2006, 213,968,439 shares of common stock were outstanding. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.
     There were 199,979,284 shares of common stock outstanding, net of shares held in Treasury, on February 23, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement related to the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form.

PART I
Item 1. Business
General
     Smith International, Inc. (“Smith” or the “Company”) is a leading global provider of premium products and services to the oil and gas exploration and production industry. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, turbine products, tubulars, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply-chain management solutions through an extensive North American branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.
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
     The Company’s operations are aggregated into two reportable segments: Oilfield and Distribution. The Oilfield segment consists of: M-I SWACO, a 60 percent-owned joint venture which provides drilling and completion fluid systems and services, solids-control and separation equipment, waste-management services and oilfield production chemicals; Smith Technologies, which manufactures and sells three-cone drill bits, diamond drill bits and turbine products; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The Distribution segment consists of one business unit, Wilson, which markets pipe, valves and fittings as well as mill, safety and other maintenance products to energy and industrial markets.
     Financial information regarding reportable segments and international operations appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Information related to business combinations appears in Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Business Operations
Oilfield Segment
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
     Fluid Competition. The major competitors in the worldwide drilling fluids market, which approximated $6.0 billion in 2006, are Halliburton Energy Services (a division of Halliburton Company (“Halliburton”)) and Baker Hughes Drilling Fluids (a division of Baker Hughes, Inc. (“Baker Hughes”)). While M-I SWACO and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally based competitors. The major competitors in the worldwide completion fluids market, which approximated $1.2 billion in 2006, are Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc., and Baker Hughes.
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

     M-I SWACO Drilling Waste Management Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of National Oilwell Varco, Inc. (“National-Oilwell Varco”)) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.
     Oilfield Production Chemicals. M-I SWACO provides a line of oilfield specialty chemicals and related technical services through its Oilfield Production Chemical division. Oilfield production chemicals are used to enhance the flow of hydrocarbons from the wellbore by eliminating paraffin, scale and other byproducts encountered during the production process. Oilfield production chemicals are also used to protect piping and other equipment associated with the production, transportation and processing of oil and gas.
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

     Competition. Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and ReedHycalog (a division of Grant Prideco, Inc.) are the three major competitors of Smith Technologies in the drill bit business. While Smith Technologies and these companies supply the majority of the worldwide drill bit market, which approximated $2.6 billion in 2006, they compete with more than 20 companies. Generally, competition for sales of drill bits is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products. The Company believes its quality, reliability and technological advances provide its products with a competitive advantage.
Smith Services
     Products and Services. Smith Services is a leading global provider of technologically advanced drilling, tubular, fishing, remedial, multilateral and completion products, services and solutions to the oil and gas drilling industry.
     Smith Services’ Drilling Products and Services business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools such as the Hydra-Jar®Tool and the Accelerator®Tool, which are used to free stuck drill strings during the drilling process. Additionally, Drilling on Gauge Subs and Borrox AP Reamers are some of the Company’s tools used by operators for maintaining hole gauge and quality of the wellbore. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and Hevi-Wate™DrillPipe, and provides related inspection services, including drillstring repair and rebuild services. These components and their placement in the drillstring are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drillstring components. Rotating control devices for flow control in underbalanced / managed pressure drilling applications and automatic connection torque monitoring and control systems are designed and manufactured by Smith Services. Smith Services also manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The Company’s patented Rhino® Reamer, Reamaster®and simultaneous drilling and hole enlargement system are three examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the simultaneous drilling and hole enlargement system above the drill bit, the operator may drill the main well bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.
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
     Approximately 72 percent of Wilson’s 2006 revenues were generated in the energy sector, which includes exploration and production companies and companies with operations in the petroleum industry’s pipeline sector. The remainder related to sales in the downstream and industrial market, including refineries, petrochemical and power generation plants and other energy-focused operations. Approximately 25 percent of Wilson’s 2006 revenues were reported in Canada, attributable to the CE Franklin Ltd. operations, a publicly-traded distribution business in which the Company owns the majority of the outstanding common stock.
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
Non-U.S. Operations
     Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith’s management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Latin America, Europe/Africa, and Middle East/Asia. Approximately 54 percent, 55 percent and 55 percent of the Company’s revenues in 2006, 2005 and 2004, respectively, were derived from equipment or services sold or provided outside the United States. The Company’s Distribution operations constitute a significant portion of the consolidated revenue base and are concentrated in North America which serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution operations, approximately 63 percent, 65 percent and 65 percent of the Company’s revenues were generated in non-U.S. markets in 2006, 2005 and 2004, respectively.
     Historically, drilling activity outside the United States has been less volatile than U.S.-based activity as the high cost exploration and production programs outside the United States are generally undertaken by major oil companies, consortiums and national oil companies. These entities operate under longer-term strategic priorities than do the independent drilling operators that are more common in the U.S. market.
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
     The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company’s expenditures for research and engineering activities are attributable to the Company’s Oilfield Products and Services segment and totaled $88.3 million in 2006, $73.6 million in 2005 and $67.2 million in 2004. In 2006, research and engineering expenditures approximated 1.6 percent of the Company’s Oilfield Products and Services segment revenues.
     Although the Company has over 3,900 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent.
Employees
     At December 31, 2006, the Company had 17,377 full-time employees throughout the world. Most of the Company’s employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I SWACO and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

Officers of the Registrant
     The names and ages of all officers of the Company, all positions and offices with the Company presently held by each person named and their business experience are stated below. Positions, unless otherwise specified, are with the Company.

Name, Age and Positions	Principal Current Occupation and Other Significant Positions Held
Doug Rock (60) Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	Chairman of the Board since February 1991, elected Chief Executive Officer in March 1989 and served as President and Chief Operating Officer since December 1987. Held various positions since joining the Company in June 1974.

Malcolm W. Anderson (59) Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2006. Joined Company as Vice President, Human Resources in May 2004. Vice President Human Resources at Hewlett Packard from January 2001 to April 2004. Vice President Human Resources at Weatherford International Ltd. from April 1996 to December 2000.

Richard E. Chandler, Jr. (50) Senior Vice President, General Counsel and Secretary	Senior Vice President and Secretary since January 2006 and General Counsel since August 2005. Joined predecessor to M-I SWACO in December 1986 as Vice President, General Counsel and Secretary. Named Senior Vice President – Administration, General Counsel and Secretary of M-I SWACO in January 2004.

Margaret K. Dorman (43) Senior Vice President, Chief Financial Officer and Treasurer	Senior Vice President, Chief Financial Officer and Treasurer since June 1999. Joined Company as Director of Financial Reporting in December 1995 and named Vice President, Controller and Assistant Treasurer in February 1998.

Bryan L. Dudman (50) President, Smith Services	President, Smith Services since January 2006. Held various positions since joining the Company in January 1979. Prior to being named to current position, served as Senior Vice President of M-I SWACO’s Western Hemisphere Operations since May 1994.

John J. Kennedy (54) President and Chief Executive Officer, Wilson	President and Chief Executive Officer, Wilson since June 1999. Held various positions since joining the Company in November 1986. Elected Vice President, Chief Accounting Officer and Treasurer in March 1994 and named Senior Vice President, Chief Financial Officer and Treasurer in April 1997.

Donald McKenzie (57) President, M-I SWACO	President of M-I SWACO since May 2006. Held various positions since joining the Company in 1989. Named Senior Vice President of M-I SWACO’s Eastern Hemisphere Operations of M-I SWACO in April 1994. Appointed Chief Operating Officer of M-I SWACO in January 2006.

Michael D. Pearce (59) President, Smith Technologies	President, Smith Technologies since May 2005. Joined Company as Vice President Sales of the Company’s GeoDiamond Division in April 1995 and named Vice President Sales of Smith Technologies in August 1998.

Peter J. Pintar (48) Vice President, Corporate Strategy and Development	Vice President Corporate Strategy and Development since September 2005. Held various positions at DTE Energy Company between October 1997 and August 2005, including Director – Corporate Development, Managing Director – Venture Capital Investments, and Director – Investor Relations.

Joseph S. Rinando, III (35) Vice President and Controller	Vice President and Controller since April 2006. Joined Company as Director of Financial Reporting in May 2003. Served as Audit Manager for PricewaterhouseCoopers LLP from July 2000 to June 2002 and Senior Manager from July 2002 to May 2003.

Geri D. Wilde (56) Vice President, Taxes and Assistant Treasurer	Vice President, Taxes since February 1998. Joined Company as Manager of Taxes and Payroll of predecessor to M-I SWACO in December 1986 and named Director of Taxes and Assistant Treasurer in April 1997.
All officers of the Company are elected annually by the Board of Directors. They hold office until their successors are elected and qualified. There are no family relationships between the officers of the Company.

Item 1A. Risk Factors
     This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, and changes in laws or regulations, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time and the following important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.
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
     We are exposed to a variety of federal, state, local and international laws and regulations relating to matters such as environmental, health and safety, export control, currency exchange, labor and employment and taxation. These laws and regulations are complex, change frequently and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact our financial condition or results of operations.
Our industry is experiencing more litigation involving claims of infringement of intellectual property rights.
     Over the past few years, our industry has experienced increased litigation related to the infringement of intellectual property rights. Although no material matters are pending or threatened at this time, we, as well as certain of our competitors, have been named as defendants in various intellectual property matters in the past. These types of claims are typically costly to defend, involve monetary judgments that, in certain circumstances, are subject to being enhanced and are often brought in venues which have proved to be favorable to plaintiffs. If we are served with an intellectual property claim which we are unsuccessful in defending, it could adversely impact our results of operations and cash flows.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The principal facilities and properties utilized by the Company at December 31, 2006 are shown in the table below. Generally, the facilities and properties are owned by the Company.

	Principal Products Processed	Land	Approx. Bldg. Space
Location	or Manufactured	(Acres)	(sq.ft.)
Oilfield Segment:
Houston, Texas	Tubulars, surface and downhole tools, remedial
	products, liner hangers, diamond drill bits,
	turbodrills, drilling and fishing jars and fishing
	tool equipment	88	873,600
Houston, Texas	M-I SWACO corporate headquarters and research center	18	246,000
Florence, Kentucky	Separator units, mill units, parts, screens and motors	6	214,000
Ponca City, Oklahoma	Three-cone drill bits	15	207,000
Aberdeen, Scotland	Downhole tools and remedial products	10	132,000
Greybull, Wyoming	Bentonite mine and processing	8,394	110,000
Saline di Volterra, Italy	Three-cone drill bits	11	99,900
Tulsa, Oklahoma	Oilfield and industrial screening products	7	95,000
Edinburgh, Scotland	Wire cloth and oilfield screening products	3	92,450
Aberdeen, Scotland	Downhole tools	10	91,000
Provo, Utah	Synthetic diamond materials	5	68,300
Karmoy, Norway	Barite and bentonite processing	5	51,000
Greystone, Nevada	Barite mine and processing	268	50,000
Macon, Georgia	Separator units and screens	1	49,000
Battle Mountain, Nevada	Barite processing	23	43,000
Zelmou, Morocco	Barite mine	3,954	41,000
Zavalla, Texas	Drilling fluid chemical products	33	36,000
Nivellas, Belgium	Separator units, mill units, parts, screens and motors	5	35,000
Scurelle, Italy	Diamond drill bits and synthetic diamond materials	4	31,000
Spruce Grove, Canada	Drilling fluid processing	7	30,450
Amelia, Louisiana	Barite processing	26	25,000
Berra, Italy	Solids control equipment	4	24,929
Port Fouchon, Louisiana	Drilling fluid storage, processing and distribution	11	24,600
Salzweld, Germany	Drilling fluid processing	2	23,000
Galveston, Texas	Barite processing	6	21,000
Grand Prairie, Canada	Fishing and remedial services	4	13,959
Aberdeen, Scotland	Barite and bentonite processing	2	12,000
Foss/Aberfeldy, Scotland	Barite mine and processing	102	10,000
Mountain Springs, Nevada	Barite mine	900	—

Distribution Segment:
Houston, Texas	Pipe, valves and fittings	11	198,000
Tampa, Florida	Pipe, valves and fittings	4	86,200
Trainer, Pennsylvania	Pipe, valves and fittings	3	23,000
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

Item 3. Legal Proceedings
     Information relating to various commitments and contingencies, including legal proceedings, is described in Note 2 and Note 17 of the Consolidated Financial Statements included elsewhere in this report on Form 10-K and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The common stock of the Company is traded on several market exchanges, including the New York Stock Exchange, under the symbol “SII”. The following are the high and low sale prices for the Company’s common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated, and adjusted for the two-for-one stock split effective August 24, 2005.

	2005 Common Stock				2006 Common Stock
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$32.77	$32.06	$35.23	$39.59	$44.63	$44.35	$45.79	$44.11
Low	$25.96	$27.92	$31.91	$29.61	$35.66	$36.17	$36.05	$35.89
     On February 23, 2007, the Company had 1,841 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $42.10.
Stock Repurchases
     In October 2005, the Company’s Board of Directors approved a new repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the fourth quarter of 2006, the Company repurchased 0.3 million shares of common stock in the open market at an aggregate cost, including commissions, of $13.1 million. As of December 31, 2006, the Company has repurchased 2.7 million shares at an average cost of $38.66 per share under the current program. The acquired shares have been added to the Company’s treasury stock holdings.
     The following table summarizes the Company’s repurchase activity for the three months ended December 31, 2006:

			Total Number of Shares
	Total Number	Average	Purchased as Part of	Number of Shares that
	of Shares	Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased	per Share	Program	Under the Program
October 1 — 31	—	$—	—	17,581,800
November 1 — 30	—	—	—	17,581,800
December 1 — 31	317,587	41.21	317,587	17,264,213

4th Quarter 2006	317,587	$41.21	317,587	17,264,213
Dividend Program
     In February 2005, the Company’s Board of Directors approved a regular quarterly cash dividend program. The Board of Directors declared dividends of $64.0 million and $48.4 million for the years ended December 31, 2006 and 2005, respectively.
     On February 7, 2007, the Company’s Board of Directors increased the quarterly cash dividend to $0.10 per share, beginning with the distribution payable April 16, 2007 to stockholders of record on March 15, 2007. The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company’s financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, future business prospects and other factors that the Board of Directors deem relevant.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2006	2005	2004(a)	2003	2002
		(In thousands, except per share data)
Statements of Operations Data:
Revenues	$7,333,559	$5,579,003	$4,419,015	$3,594,828	$3,170,080

Gross profit	2,344,271	1,685,138	1,351,939	1,075,931	918,302

Operating income	1,080,081	670,561	438,764	328,747	256,148

Income before cumulative effect of change in accounting principle	502,006	302,305	182,451	124,634	93,189

Diluted earnings per share before cumulative effect of change in accounting principle(b)	2.49	1.48	0.89	0.62	0.47

Balance Sheet Data:
Total assets	$5,335,475	$4,059,914	$3,506,778	$3,097,047	$2,749,545

Long-term debt	800,928	610,857	387,798	488,548	441,967

Total stockholders’ equity	1,986,937	1,578,505	1,400,811	1,235,776	1,063,535

Cash dividends declared per common share(c)	0.32	0.24	—	—	—
     The Selected Financial Data above should be read together with the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K in order to understand factors, such as business combinations completed during 2006, 2005 and 2004, and unusual items, which may affect the comparability of the Selected Financial Data.

(a)	In 2004, the Company recognized a $31.4 million, or $0.10 per share, patent litigation-related charge.

(b)	All fiscal years prior to 2005 have been restated for the impact of a two-for-one stock dividend distributed on August 24, 2005.

(c)	In February 2005, the Company’s Board of Directors approved a regular quarterly cash dividend program. For additional information regarding the Company’s dividend program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” to this Form 10-K.

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
Company Products and Operations
     The Company is a leading global provider of premium products and services to the oil and gas exploration and production industry. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, turbine products, tubulars, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive North American branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.
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
     Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 82 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although close to 60 percent of the Company’s consolidated revenues were generated in North America during 2006, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 26 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company. Excluding the impact of the Distribution segment, 55 percent of the Company’s 2006 revenues were generated in markets outside of North America.
Business Outlook
     The Company’s business is highly dependent on the general economic environment in the United States and other major world economies, which impact energy consumption and the resulting demand for our products and services. In 2006, the average worldwide rig count grew 13 percent over the prior year period influenced, in part, by higher commodity prices which resulted in increased investment in oil-focused drilling projects in markets outside of North America.
     The Company anticipates modest growth in exploration and production spending in 2007 which is expected to be concentrated in the Eastern Hemisphere regions and, to a lesser extent, in the U.S. offshore market. Although the long-term outlook for North American land-based drilling activity is favorable based upon expected growth in worldwide energy consumption, an adverse change in near-term market fundamentals could cause activity reductions for marginal land-based projects.
     There are a number of factors which influence forecasted exploration and production spending. Ultimately, any significant deterioration in the global economic environment or prolonged weakness in commodity prices could affect worldwide drilling activity and demand for our products and services.

Results of Operations
Segment Discussion
     The Company markets its products and services throughout the world through four business units which are aggregated into two reportable segments. The Oilfield segment consists of three business units: M-I SWACO, Smith Technologies and Smith Services. The Distribution segment includes the Wilson business unit. The revenue discussion below has been summarized by business unit in order to provide additional information in analyzing the Company’s operations.

	For the Years Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$3,573,395	49	$2,682,511	48	$2,231,884	50
Smith Technologies	790,131	11	601,821	11	511,410	12
Smith Services	1,024,212	14	694,667	12	493,045	11

Oilfield	5,387,738	74	3,978,999	71	3,236,339	73
Wilson	1,945,821	26	1,600,004	29	1,182,676	27

Total	$7,333,559	100	$5,579,003	100	$4,419,015	100

Geographic Revenues:
United States:
Oilfield	$2,009,997	27	$1,393,564	25	$1,128,294	26
Distribution	1,374,732	19	1,127,142	20	854,173	19

Total United States	3,384,729	46	2,520,706	45	1,982,467	45

Canada:
Oilfield	404,121	6	313,912	6	225,629	5
Distribution	487,167	6	399,653	7	261,923	6

Total Canada	891,288	12	713,565	13	487,552	11

Non-North America:
Oilfield	2,973,620	41	2,271,523	41	1,882,416	43
Distribution	83,922	1	73,209	1	66,580	1

Total Non-North America	3,057,542	42	2,344,732	42	1,948,996	44

Total Revenue	$7,333,559	100	$5,579,003	100	$4,419,015	100

Operating Income:
Oilfield	$1,012,295	19	$625,384	16	$423,648	13
Distribution	101,830	5	64,714	4	26,513	2
General Corporate	(34,044)	*	(19,537)	*	(11,397)	*

Total	$1,080,081	15	$670,561	12	$438,764	10

Market Data:
Average Worldwide Rig Count:(1)
United States	1,901	47	1,666	47	1,417	45
Canada	413	10	408	11	348	11
Non-North America	1,747	43	1,517	42	1,377	44

Total	4,061	100	3,591	100	3,142	100

Onshore	3,523	87	3,069	85	2,667	85
Offshore	538	13	522	15	475	15

Total	4,061	100	3,591	100	3,142	100

Average Commodity Prices:
Crude Oil ($/Bbl)(2)	$66.25		$56.71		$41.47
Natural Gas ($/mcf)(3)	6.98		9.01		6.18

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Segment
Revenues
     M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by exploration and production spending in markets outside of North America, which contributes approximately two-thirds of the unit’s revenues, and by its exposure to the U.S. offshore market, which constitutes nine percent of the revenue base. U.S. offshore drilling accounts for approximately three percent of the worldwide rig count and generally is more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. For the year ended December 31, 2006, M-I SWACO reported revenues of $3.6 billion, an increase of 33 percent over the prior year period. Excluding the impact of acquired operations, revenues grew 31 percent over the prior year. Approximately two-thirds of the base revenue increase was generated in markets outside of North America, primarily reflecting new contract awards and increased customer activity in the Europe/Africa and Middle East offshore markets. North American base revenues grew 33 percent above the prior year level, largely attributable to increased investment by exploration and production companies in land-based drilling projects and the impact of price increases implemented in late 2005. M-I SWACO’s revenues totaled $2.7 billion for the year ended December 31, 2005, an increase of 20 percent over the prior year period. Over 60 percent of the business growth was generated in the Eastern Hemisphere influenced by an 11 percent increase in corresponding activity levels and the impact of new contract awards. Increased exploration and production spending in the North American market, driven by the significant increase in the number of land-based drilling programs and, to a lesser extent, the impact of price increases initiated throughout 2005 also contributed to the year-over-year revenue improvement.
     Smith Technologies designs and manufactures three-cone drill bits, diamond drill bits and turbines for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. For the year ended December 31, 2006, Smith Technologies reported revenues of $790.1 million, an increase of 31 percent over the prior year period. The majority of the revenue increase was reported by the Western Hemisphere operations, influenced by higher U.S. land-based drilling activity, improved pricing and, to a lesser extent, strong demand for turbine products in the Latin America market. Revenues generated in the Eastern Hemisphere region increased 30 percent, contributing one-third of the revenue improvement over the prior year period. The year-over-year increase reflects growth in the Middle East, Former Soviet Union (“FSU”) and the North Sea area, attributable to new contract awards and improved market penetration. Smith Technologies reported revenues of $601.8 million for the year ended December 31, 2005, an 18 percent increase over the prior year level. The year-over-year revenue growth resulted from increased unit sales and rentals of diamond drill bits, as technological advancements in fixed cutter drill bit manufacturing and design has influenced a shift from roller-cone toward diamond drill bit product offerings. To a lesser extent, the impact of higher unit pricing and continued demand for turbine products contributed to the year-over-year revenue improvement.
     Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are relatively balanced between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the year ended December 31, 2006, Smith Services reported revenues of $1.0 billion, 47 percent above the prior year period. The year-over-year revenue growth was significantly influenced by increased demand for tubular products in the U.S. market. Excluding the impact of tubular product sales, which are not highly correlated to drilling activity, business volumes increased 29 percent above the prior year period. Two-thirds of the core business growth was reported in North America, reflecting increased customer demand for premium remedial product and service lines. The revenue growth in markets outside of North America was, again, driven by increased demand for remedial product offerings, primarily in the Middle East, North Sea and FSU regions. Smith Services reported revenues of $694.7 million for the year ended December 31, 2005, a 41 percent increase over the amount reported in 2004. Excluding the effect of acquired operations, revenues increased 34 percent influenced by higher worldwide exploration and production spending levels. The majority of the base revenue growth was generated in North America, as increased activity levels impacted tubular product sales, which were twice the level reported in the prior year. Approximately one-third of the year-over-year base revenue growth was reported in markets outside of North America, driven by strong demand for remedial product and service lines in the Middle East and North Sea markets.

Operating Income
     Operating income for the Oilfield segment was $1.0 billion, or 18.8 percent of revenues, for the 2006 fiscal year period. The segment operating margins were 3.1 percentage points above the prior year level with incremental operating income approximating 28 percent of revenues. The operating margin growth was predominantly driven by increased business volumes, but was also favorably impacted by an improved business mix and pricing initiatives. To a lesser extent, the margin improvement was influenced by improved general and administrative cost coverage. On an absolute dollar basis, fiscal 2006 operating income increased $386.9 million over the prior year, largely attributable to the impact of a 35 percent increase in business volumes on gross profit, mitigated by higher variable-based operating expenses, including investment in personnel and infrastructure to support the expanding business operations. For the year ended December 31, 2005, Oilfield operating income was $625.4 million, or 15.7 percent of revenues. The year-over-year comparison to 2004 was impacted by litigation-related charges, including $5.6 million and $31.4 million in 2005 and 2004, respectively. Excluding the impact of these charges, segment operating margins increased 1.8 percentage points above the 2004 level. The year-over-year operating margin expansion primarily reflects reduced operating expenses as a percentage of revenues associated with improved fixed cost coverage in the sales and administrative functions. Gross margins improved slightly reflecting the impact of increased fixed cost absorption in the segment’s manufacturing operations and higher unit pricing, partially offset by a combination of an unfavorable shift in business mix and rising commodity costs. Fiscal 2005 operating income increased $175.9 million over the 2004 period, net of the litigation-related charges. The growth in operating income was attributable to the impact of higher business volumes on gross profit, partially offset by higher variable-based operating expenses associated with the expanding business base.
Distribution Segment
Revenues
     Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with approximately 96 percent of Wilson’s 2006 revenues generated in those markets. Moreover, approximately 28 percent of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. For the year ended December 31, 2006, Wilson reported revenues of $1.9 billion, 22 percent above the prior year. Two-thirds of the revenue growth was generated by the upstream energy operations, reflecting higher spending by exploration and production companies associated with increased North American drilling and completion activity and the impact of new contract awards. Industrial and downstream sales volumes grew 13 percent, influenced by increased customer spending related to line pipe projects. Wilson reported revenues totaling $1.6 billion for the year ended December 31, 2005, an increase of 35 percent from the 2004 fiscal year. Approximately three-quarters of the revenue growth was generated in the upstream energy operations reflecting higher spending by exploration and production companies associated with increased North American drilling and completion activity, the impact of new contract awards and strong demand for tubular products. Industrial and downstream sales volumes grew 17 percent above 2004 levels, influenced by increased spending levels for line pipe and maintenance and repair projects primarily in the engineering and construction and petrochemical customer base.
Operating Income
     Operating income for the Distribution segment in fiscal 2006 was $101.8 million, or 5.2 percent of revenues. The operating margin improvement of 1.2 percentage points reflects lower operating expenses as a percentage of revenues and, to a lesser extent, gross margin expansion. Incremental operating income was 11 percent of revenues, with the majority of the growth attributable to the energy sector operations, influenced by increased coverage of fixed sales and administrative costs. On an absolute dollar basis, segment operating income was $37.1 million above the amount reported in 2005, impacted by a 22 percent increase in revenue volumes on the segment’s reported gross profit, partially offset by higher variable-based operating expenses. For the year ended December 31, 2005, operating income for the Distribution segment was $64.7 million, or four percent of revenues. Distribution operating results increased $38.2 million over the amount reported in 2004, equating to incremental operating income of nine percent of revenues. Incremental operating income was driven by the energy sector operations reflecting increased coverage of fixed sales and administrative costs. The lower expense ratio more than offset deterioration in gross profit margins associated with increased tubular product costs and a higher mix of project and export orders, which typically generate lower comparable margins.

Consolidated Discussion
     For the periods indicated, the following table summarizes the consolidated results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	For the Years Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Revenues	$7,333,559	100	$5,579,003	100	$4,419,015	100

Gross profit	2,344,271	32	1,685,138	30	1,351,939	31

Operating expenses	1,264,190	17	1,014,577	18	913,175	21

Operating income	1,080,081	15	670,561	12	438,764	10

Interest expense	62,967	1	44,446	1	38,762	1

Interest income	(2,982)	—	(1,692)	—	(1,300)	—

Income before income taxes and minority interests	1,020,096	14	627,807	11	401,302	9

Income tax provision	326,674	4	202,743	4	129,721	3

Minority interests	191,416	3	122,759	2	89,130	2

Net income	$502,006	7	$302,305	5	$182,451	4

2006 versus 2005
      Consolidated revenues increased to $7.3 billion for the year ended December 31, 2006, 31 percent above the prior year period. The majority of the year-over-year revenue growth was reported in the Oilfield segment attributable to a combination of higher worldwide drilling activity, a favorable product and business mix and, to a lesser extent, improved pricing. On a geographic basis, two-thirds of the revenue improvement was generated in the Western Hemisphere market, which accounted for the majority of the year-over-year increase in drilling activity levels. The year-over-year revenue growth was also driven by the strength in the Company’s international operations which reported a 33 percent increase in revenues.
     Gross profit totaled $2.3 billion, or 32 percent of revenues, two percentage points above the gross profit margins generated in the comparable prior year period. Although the margin expansion was largely driven by the impact of increased sales volumes on fixed manufacturing and service infrastructure costs, an improved business mix and product pricing also had a favorable effect. On an absolute dollar basis, gross profit was $659.1 million above the prior year period primarily reflecting the increased sales volumes in the Oilfield operations.
     Operating expenses, consisting of selling, general and administrative expenses increased $249.6 million from the amount reported in the prior year; however, as a percentage of revenues decreased 95 basis points. Improved fixed cost average in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable costs directly associated with the improved business volumes, including increased investment in personnel and infrastructure. To a lesser extent, increased employee profit-sharing amounts directly attributable to the reported profitability levels, incremental operating expenses of acquired operations and stock-based compensation expense also contributed to the year-over-year operating expense growth.
     Net interest expense, which represents interest expense less interest income, totaled $60.0 million in 2006. Net interest expense increased $17.2 million from the prior year reflecting higher average debt levels in 2006 due to borrowings related to the financing of several acquisitions and, to a lesser extent, an increase in variable interest rates.

     The effective tax rate approximated 32 percent, partially impacted by the settlement of a U.S. tax audit that resulted in the release of certain deferred tax reserves during the second quarter of 2006. Excluding the tax settlement, the effective rate was comparable to the level reported in the prior year, but below the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
     Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $191.4 million in 2006, a $68.7 million increase from the prior year. The year-over-year increase primarily reflects the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.
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
     Gross profit totaled $1.7 billion, or 30 percent of revenues, less than one percentage point below the gross profit margins generated in 2004. The modest decline in gross profit margins reflects an increased proportion of Distribution segment sales, which historically generate lower margins than the Oilfield operations. To a lesser extent, gross profit margin deterioration reported in the Distribution segment also contributed to the reduction in consolidated gross profit margins. On an absolute dollar basis, gross profit was $333.2 million above the prior year period primarily reflecting the increased sales volumes in the Oilfield operations.
     Operating expenses, consisting of selling, general and administrative expenses, increased $101.4 million from the amount reported in the 2004 fiscal year. The year-over-year operating expense variance was impacted by litigation-related charges, including $5.6 million recorded in 2005 and $28.8 million recognized during 2004, related to the settlement, legal fees and other costs directly associated with a patent infringement case. Excluding the litigation-related charges, operating expenses increased $124.6 million on an absolute dollar basis, but decreased two percentage points from the prior year period, as a percentage of revenues. The majority of the absolute dollar increase was attributable to variable costs directly associated with the improved business volumes, including increased investment in personnel and infrastructure. To a lesser extent, increased employee profit-sharing amounts directly attributable to the reported profitability levels and stock-based compensation expense associated with restricted stock awards also contributed to the year-over-year operating expense growth.
     Net interest expense, which represents interest expense less interest income, totaled $42.8 million in 2005. Net interest expense increased $5.3 million from the 2004 level reflecting higher average debt levels between the periods and, to a lesser extent, an increase in variable interest rates.
     The effective tax rate approximated 32 percent, which was comparable to the level reported in 2004, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
     Minority interests reflect the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interests totaled $122.8 million in 2005, a $33.6 million increase from 2004. The year-over-year increase primarily reflects the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.

Liquidity and Capital Resources
General
     At December 31, 2006, cash and cash equivalents equaled $80.4 million. During 2006, the Company generated $287.2 million of cash flows from operations, which is $67.8 million above the amount reported in 2005. Increased profitability levels experienced by the Company were offset by higher working capital investment required to support the significant increase in business volumes.
     In 2006, cash flows used in investing activities totaled $470.9 million, primarily consisting of amounts required to fund capital expenditures and acquisitions. The Company invested $257.7 million in property, plant and equipment, net of cash proceeds associated with certain asset disposals, as well as, funds received related to property insurance claims. Acquisition funding, which primarily related to the purchase of Specialised Petroleum Services Group Limited and Epcon Offshore AS, resulted in cash outflows of $226.7 million in 2006.
     Projected net capital expenditures for 2007 are expected to approximate $285 million. The modest increase in planned investment year-over-year is associated with growth in spending for the rental equipment fleet to support market expansion efforts in the United States and certain key international regions. The majority of the 2007 capital spending consists of investment for routine additions of rental tool and manufacturing equipment to support the Company’s operations and maintenance of the Company’s capital equipment base.
     Cash flows provided by financing activities totaled $199.5 million in 2006. Due to the higher business volumes, which impacted the required investment in working capital, cash flows from operations were not sufficient to fund investing activities, repurchases under the Company’s stock buyback program and dividend payments. This resulted in incremental borrowings of $346.8 million financed by the issuance of publicly-traded debt instruments and, to a lesser extent, the negotiation of foreign-currency denominated term loans with two financial institutions.
     The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of December 31, 2006, the Company had $235.0 million of capacity available under its U.S. revolving credit facilities for future operating, investing or financing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to fund local operating needs. At the end of fiscal 2006, the Company had available borrowing capacity of $112.7 million under the non-U.S. borrowing facilities.
     The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of December 31, 2006, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
     Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
     During 2005, the Company’s Board of Directors approved a quarterly cash dividend program. On February 7, 2007, the Company’s Board of Directors increased the quarterly cash dividend to $0.10 per share. The current annualized payout of approximately $80 million is expected to be funded with cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.

     In October 2005, the Company’s Board of Directors authorized a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of December 31, 2006, the Company had 17.3 million shares remaining under the current authorizations. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
     The Company believes that it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, inflation has had a modest impact on the Company’s financial results in the three most recent fiscal years, with the Company experiencing a slight escalation in wages, transportation costs, as well as, petrochemical, steel and other commodity prices during 2006. The Company expects to be able to continue to offset the impact of cost inflation going forward through productivity gains and price increases.
     The Company has not engaged in off-balance sheet financing arrangements through special purpose entities, and the consolidation of the Company’s minority ownership positions would not result in an increase in reported leverage ratios. The Company has no contractual arrangements in place that could result in the issuance of additional shares of the Company’s common stock at a future date other than the Company’s stock-based compensation program, which is discussed in Note 1, “Summary of Significant Accounting Policies,” and Note 15, “Long-Term Incentive Compensation.”
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
     The following table summarizes the Company’s debt maturities, estimated interest on fixed rate long-term debt and future minimum payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2006 (in thousands):

		Amount of Commitment Expiration per Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Debt maturities	$1,088,632	$287,704	$67,801	$432,311	$300,816

Interest on fixed rate long-term debt	245,065	39,983	62,700	50,944	91,438

Operating lease commitments	191,862	54,524	68,396	32,178	36,764

Total	$1,525,559	$382,211	$198,897	$515,433	$429,018

     In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense, which totaled $127.1 million in 2006, but have been appropriately excluded from the future minimum payments presented in the table above. Amounts related to commitments under capital lease agreements, as well as pension and other postretirement obligations, were immaterial for the periods presented.
Standby Letters of Credit
     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $19.4 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $78.3 million of standby letters of credit and bid, performance and surety bonds at December 31, 2006. Management does not expect any material amounts to be drawn on these instruments.
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
     In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has appealed the verdict and does not anticipate a ruling until the third quarter of 2007. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated financial statements.
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
     As of December 31, 2006, the Company’s environmental reserve totaled $8.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.

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
Inventory reserves. The Company has made significant investments in inventory to service its customers around the world. On a routine basis, the Company uses judgments in determining the level of reserves required to state inventory at the lower of cost or market. Management’s estimates are primarily influenced by technological innovations, market fundamentals and the physical condition of products. Changes in these or other factors may result in adjustments to the carrying value of inventory.
Goodwill. The Company has acquired a number of operations during the past decade, which has resulted in the recording of a material amount of goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment evaluation, which is largely influenced by future cash flow projections. Estimating future cash flows of the Company’s operations requires management to make judgments about future operating results and working capital requirements. Although the majority of the goodwill relates to the Company’s Oilfield operations, $40.7 million of goodwill relates to Distribution transactions. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and may result in the determination that a portion of the goodwill is impaired when the annual analysis is performed.
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

Recent Accounting Pronouncements
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. This approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The provisions of FIN 48 are effective and the Company will adopt the interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Effective December 31, 2006, SFAS 158 requires recognition of the funded status of an entity’s defined benefit pension and other postretirement benefit plans as an asset or liability in the Company’s consolidated balance sheet. Subsequent changes to the funded status are to be recognized through stockholders’ equity as a component of comprehensive income. In addition, for fiscal years ending after December 15, 2008, SFAS 158 requires the adoption of certain provisions related to the measurement date of obligations and assets used to calculate the funded status. The December 31, 2006 adoption of the recognition provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial position or results of operations. We do not expect the remaining elements of the Statement to have a material impact on our consolidated financial statements.
     Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risks from changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. See Note 10, “Financial Instruments,” to the Consolidated Financial Statements for additional discussion of hedging instruments.
     The Company’s exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. The Company had no interest rate contracts outstanding as of December 31, 2006 and 2005. At December 31, 2006, 35 percent of the Company’s long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company’s future earnings or cash flows.
     The Company’s exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company’s hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2006, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $126.9 million and $20.8 million, respectively, and the fair value was less than the notional amount of these contracts by $0.2 million. As of December 31, 2005, the notional amount of fair value hedge contracts and cash flow hedge contracts outstanding were $99.8 million and $40.4 million, respectively, and the fair value was less than the notional amount of these contracts by $1.7 million. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.
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

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable, not absolute, assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The Deloitte & Touche LLP attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 27 of this Annual Report on Form 10-K.

/s/ Doug Rock	/s/ Margaret K. Dorman
Doug Rock	Margaret K. Dorman
Chairman of the Board and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Smith International, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Smith International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Smith International, Inc.:
We have audited the accompanying consolidated balance sheets of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Part IV, Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” as of January 1, 2006 and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

SMITH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$80,379	$62,543
Receivables, net (Note 1)	1,592,230	1,200,289
Inventories, net	1,457,371	1,059,992
Deferred tax assets, net	51,070	48,467
Prepaid expenses and other	89,977	65,940

Total current assets	3,271,027	2,437,231

Property, Plant and Equipment, net	887,044	665,389

Goodwill, net	867,647	737,048

Other Intangible Assets, net	141,140	78,779

Other Assets	168,617	141,467

Total Assets	$5,335,475	$4,059,914

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$287,704	$133,650
Accounts payable	654,215	479,206
Accrued payroll costs	154,756	108,419
Income taxes payable	130,339	91,303
Other	152,454	120,575

Total current liabilities	1,379,468	933,153

Long-Term Debt	800,928	610,857

Deferred Tax Liabilities	143,124	107,838

Other Long-Term Liabilities	102,904	86,853

Minority Interests	922,114	742,708

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $1 par value; 250,000 shares authorized; 214,947 shares issued in 2006 (213,270 shares issued in 2005)	214,947	213,270
Additional paid-in capital	442,155	383,695
Retained earnings	1,653,480	1,215,483
Accumulated other comprehensive income	23,227	6,901
Less – Treasury securities, at cost; 15,031 common shares in 2006 (12,301 common shares in 2005)	(346,872)	(240,844)

Total stockholders’ equity	1,986,937	1,578,505

Total Liabilities and Stockholders’ Equity	$5,335,475	$4,059,914

The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$7,333,559	$5,579,003	$4,419,015

Costs and expenses:
Costs of revenues	4,989,288	3,893,865	3,067,076
Selling expenses	969,825	786,668	685,272
General and administrative expenses	294,365	227,909	227,903

Total costs and expenses	6,253,478	4,908,442	3,980,251

Operating income	1,080,081	670,561	438,764

Interest expense	62,967	44,446	38,762
Interest income	(2,982)	(1,692)	(1,300)

Income before income taxes and minority interests	1,020,096	627,807	401,302

Income tax provision	326,674	202,743	129,721

Minority interests	191,416	122,759	89,130

Net income	$502,006	$302,305	$182,451

Earnings per share:
Basic	$2.51	$1.50	$0.90
Diluted	2.49	1.48	0.89

Weighted average shares outstanding:
Basic	200,252	201,651	202,664
Diluted	202,008	204,522	205,138
The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:

Net income	$502,006	$302,305	$182,451
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	191,416	122,759	89,130
Depreciation and amortization	150,384	117,722	106,493
Share-based compensation expense	27,280	5,947	684
Increase in LIFO inventory reserves	18,942	22,144	28,177
Provision for losses on receivables	7,578	4,216	3,846
Deferred income tax provision (benefit)	3,737	10,636	(1,764)
Foreign currency translation losses	3,376	1,213	1,790
Gain on disposal of property, plant and equipment	(18,893)	(14,812)	(10,592)
Equity earnings, net of dividends received	(9,247)	(10,420)	(5,217)
Gain on sale of operations	(6,473)	(5,898)	—
Patent litigation-related charges	—	5,640	31,439
Changes in operating assets and liabilities:
Receivables	(364,834)	(243,882)	(153,066)
Inventories	(412,748)	(197,204)	(167,879)
Accounts payable	161,111	105,832	61,669
Patent litigation-related payments	—	(31,040)	(6,039)
Other current assets and liabilities	57,699	40,292	27,292
Other non-current assets and liabilities	(24,126)	(15,996)	(6,240)

Net cash provided by operating activities	287,208	219,454	182,174

Cash flows from investing activities:
Acquisitions, net of cash acquired	(226,727)	(81,328)	(72,350)
Purchases of property, plant and equipment	(308,470)	(177,845)	(111,449)
Proceeds from disposal of property, plant and equipment	35,743	26,426	20,679
Proceeds from settlement of property insurance claims	15,026	—	—
Proceeds from sale of operations	13,504	20,496	—

Net cash used in investing activities	(470,924)	(212,251)	(163,120)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	803,635	187,804	68,858
Principal payments of long-term debt	(426,557)	(57,592)	(85,832)
Net change in short-term borrowings	(30,299)	14,478	54,114
Debt issuance costs	(4,744)	—	—
Purchases of common stock under Repurchase Program	(102,894)	(117,820)	(92,002)
Payment of common stock dividends	(60,074)	(36,353)	—
Net proceeds related to long-term incentive awards	20,393	39,847	61,016
Distributions to minority interest partner	—	(28,000)	(23,200)

Net cash provided by (used in) financing activities	199,460	2,364	(17,046)

Effect of exchange rate changes on cash	2,092	(620)	302

Increase in cash and cash equivalents	17,836	8,947	2,310
Cash and cash equivalents at beginning of year	62,543	53,596	51,286

Cash and cash equivalents at end of year	$80,379	$62,543	$53,596

Supplemental disclosures of cash flow information:
Cash paid for interest	$62,161	$44,217	$38,158
Cash paid for income taxes	291,981	177,697	111,568
The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

					Accumulated	Treasury Securities
	Common Stock		Additional		Other	Common Stock		Total
	Number of		Paid-in	Retained	Comprehensive	Number of		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance, January 1, 2004	102,720,306	$102,720	$371,438	$779,123	$11,625	(2,384,108)	$(29,130)	$1,235,776
Net income	—	—	—	182,451	—	—	—	182,451
Currency translation adjustments	—	—	—	—	14,963	—	—	14,963
Changes in unrealized fair value of derivatives	—	—	—	—	(2,471)	—	—	(2,471)
Minimum pension liability adjustments	—	—	—	—	287	—	—	287

Comprehensive income	—	—	—	182,451	12,779	—	—	195,230
Purchases of common stock under Repurchase Program	—	—	—	—	—	(1,807,600)	(92,002)	(92,002)
Exercise of stock options and non-employee equity awards	2,560,347	2,561	60,273	—	—	(30,758)	(1,727)	61,107
Vesting of restricted stock	16,000	16	684	—	—	—	—	700

Balance, December 31, 2004	105,296,653	105,297	432,395	961,574	24,404	(4,222,466)	(122,859)	1,400,811
Net income	—	—	—	302,305	—	—	—	302,305
Currency translation adjustments	—	—	—	—	(14,635)	—	—	(14,635)
Changes in unrealized fair value of derivatives	—	—	—	—	(2,044)	—	—	(2,044)
Minimum pension liability adjustments	—	—	—	—	(824)	—	—	(824)

Comprehensive income	—	—	—	302,305	(17,503)	—	—	284,802
Purchases of common stock under Repurchase Program	—	—	—	—	—	(2,198,800)	(117,820)	(117,820)
Dividends declared	—	—	—	(48,396)	—	—	—	(48,396)
Exercise of stock options and non-employee equity awards	1,749,605	1,749	51,542	—	—	—	—	53,291
Vesting of restricted stock	34,632	35	—	—	—	(4,276)	(165)	(130)
Share-based compensation	—	—	5,947	—	—	—	—	5,947
Two-for-one common stock split (Note 12)	106,188,814	106,189	(106,189)	—	—	(5,875,386)	—	—

Balance, December 31, 2005	213,269,704	213,270	383,695	1,215,483	6,901	(12,300,928)	(240,844)	1,578,505
Net income	—	—	—	502,006	—	—	—	502,006
Currency translation adjustments	—	—	—	—	12,407	—	—	12,407
Changes in unrealized fair value of derivatives	—	—	—	—	2,425	—	—	2,425
Minimum pension liability adjustments	—	—	—	—	857	—	—	857

Comprehensive income	—	—	—	502,006	15,689	—	—	517,695
Impact of SFAS 158 adoption (Note 1 and 13)	—	—	—	—	637	—	—	637
Purchases of common stock under Repurchase Program	—	—	—	—	—	(2,656,987)	(102,894)	(102,894)
Dividends declared	—	—	—	(64,009)	—	—	—	(64,009)
Exercise of stock options and non-employee equity awards	1,376,213	1,376	31,180	—	—	—	—	32,556
Vesting of restricted stock	300,834	301	—	—	—	(73,163)	(3,134)	(2,833)
Share-based compensation	—	—	27,280	—	—	—	—	27,280

Balance, December 31, 2006	214,946,751	$214,947	$442,155	$1,653,480	$23,227	(15,031,078)	$(346,872)	$1,986,937

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
Stock Split
     In July 2005, the Company’s Board of Directors approved a two-for-one stock split, which was effected in the form of a stock dividend. Stockholders of record as of August 5, 2005 were entitled to the dividend, which was distributed on August 24, 2005. Unless otherwise noted, the 2004 share and earnings per share amounts included in the accompanying consolidated financial statements and related notes have been restated for the effect of the stock split.
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
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts to provide for receivables which may ultimately be uncollectible. Reserves are determined in light of a number of factors including customer specific conditions, economic events and the Company’s historical loss experience. At December 31, 2006 and 2005, the allowance for doubtful accounts was $16.7 million and $13.9 million, respectively.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, certain of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs consist of materials, labor and factory overhead.

Fixed Assets
     Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost, net of accumulated depreciation. The Company computes depreciation on fixed assets using principally the straight-line method; however, for income tax purposes, accelerated methods of depreciation are used. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to ten years for rental equipment. Leasehold improvements are amortized over the initial lease term or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $129.6 million, $106.8 million and $96.9 million, respectively.
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
     Restricted stock units are considered compensatory awards and compensation expense related to these units is recognized over the established vesting period in the accompanying consolidated financial statements.
     Accounting for the stock option program however, was impacted by the mandatory adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment,” (“SFAS No. 123r”) on January 1, 2006. In connection with the implementation, we utilized the modified prospective method; and, accordingly, results for prior periods have not been restated. Prior to January 1, 2006, companies could continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock option program. Accordingly, for fiscal periods prior to January 1, 2006, the Company has elected to make pro forma footnote disclosures rather than recognizing the related compensation expense for stock option awards in the consolidated financial statements.

     Had the Company elected to apply the accounting standards of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004
Net income, as reported	$302,305	$182,451
Add: Stock-based compensation expense included in reported income, net of related tax effect	3,952	444
Less: Total stock-based compensation expense determined under fair value methods, net of related tax effect	(13,056)	(11,364)

Net income, pro forma	$293,201	$171,531

Earnings per share:
As reported:
Basic	$1.50	$0.90
Diluted	1.48	0.89
Pro forma:
Basic	$1.45	$0.85
Diluted	1.43	0.84
Recent Accounting Pronouncements
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. This approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The provisions of FIN 48 are effective and the Company will adopt the interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Effective December 31, 2006, SFAS 158 requires recognition of the funded status of an entity’s defined benefit pension and other postretirement benefit plans as an asset or liability in the Company’s consolidated balance sheet. Subsequent changes to the funded status are to be recognized through stockholders’ equity as a component of comprehensive income. In addition, for fiscal years ending after December 15, 2008, SFAS 158 requires the adoption of certain provisions related to the measurement date of obligations and assets used to calculate the funded status. The December 31, 2006 adoption of the recognition provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial position or results of operations. We do not expect the remaining elements of the Statement to have a material impact on our consolidated financial statements.
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

3. Business Combinations
     During 2006, the Company completed seven acquisitions in exchange for aggregate cash consideration of $226.7 million and the assumption of certain liabilities. The 2006 transactions primarily consist of the following:
On February 23, 2006, M-I SWACO acquired Epcon Offshore AS (“Epcon”) in exchange for cash consideration of approximately $44.9 million. Epcon, based in Porsgrunn, Norway, is a global provider of proprietary water treatment technology designed to optimize the removal of hydrocarbons from water generated during the oil and gas production process.
On August 3, 2006, M-I SWACO acquired Specialised Petroleum Services Group Limited (“SPS”) in exchange for cash consideration of approximately $165.4 million. SPS, based in Aberdeen, Scotland, is a global provider of patented well-bore clean-up products and engineering services used to remove debris from the wellbore to facilitate improved well production.
     The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $129.3 million, which has been recorded as goodwill in the accompanying consolidated balance sheet. Based on the structure of the transactions, the majority of the goodwill related to the 2006 acquisitions is not expected to be deductible for tax purposes. The purchase price allocation related to the 2006 acquisitions is based on preliminary information and is subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
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
     The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $23.4 million, which has been recorded as goodwill in the accompanying consolidated balance sheet.
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
     The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $15.9 million and has been recorded as goodwill in the accompanying consolidated balance sheet.
     These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company’s consolidated financial statements.

     The following schedule summarizes investing activities related to 2006, 2005 and 2004 acquisitions included in the consolidated statements of cash flows:

	2006	2005	2004
Fair value of tangible and identifiable intangible assets, net of cash acquired	$171,125	$68,597	$44,103
Goodwill acquired	129,278	23,444	15,860
Payments to former shareholders of businesses acquired	—	—	23,162
Total liabilities assumed	(73,676)	(10,713)	(10,775)

Cash paid for acquisitions, net of cash acquired	$226,727	$81,328	$72,350

4. Business Dispositions
     From time to time, the Company divests of select business operations. During the years ended December 31, 2006 and 2005, the Company completed the disposition of its ownership interest in certain Oilfield operations in exchange for aggregate cash consideration of $13.5 million and $20.5 million, respectively. These transactions resulted in an aggregate pre-tax gain of approximately $6.5 million and $5.9 million for the year’s ended December 31, 2006, and 2005, respectively. The impact of these dispositions has been reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations for the respective periods. After taking into consideration taxes and minority interests, the transactions impacted net income by $3.2 million and $3.7 million for the years ended December 31, 2006 and 2005, respectively.
5. Earnings Per Share
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. An immaterial number of stock awards, which were issued at exercise prices in excess of the year-end stock price, were excluded from the 2004 and 2006 calculations as the instruments would have an anti-dilutive effect on the calculation. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	2006	2005	2004
Basic EPS:
Net Income	$502,006	$302,305	$182,451

Weighted average number of common shares outstanding	200,252	201,651	202,664

Basic EPS	$2.51	$1.50	$0.90

Diluted EPS:
Net Income	$502,006	$302,305	$182,451

Weighted average number of common shares outstanding	200,252	201,651	202,664
Dilutive effect of stock options and restricted stock units	1,756	2,871	2,474

	202,008	204,522	205,138

Diluted EPS	$2.49	$1.48	$0.89

6. Inventories
     Inventories consist of the following at December 31:

	2006	2005
Raw materials	$117,812	$86,961
Work-in-process	147,543	111,399
Products purchased for resale	291,882	303,307
Finished goods	993,676	632,925

	1,550,913	1,134,592

Reserves to state certain U.S. inventories (FIFO cost of $559,943 and $386,643 in 2006 and 2005, respectively) on a LIFO basis	(93,542)	(74,600)

	$1,457,371	$1,059,992

     During 2006, the Company recorded additional LIFO reserves of $18.9 million, primarily related to the revaluation of on-hand inventories to current standards, largely reflecting higher manufacturing costs in the Oilfield segment.

7. Property, Plant and Equipment
     Property, plant and equipment consist of the following at December 31:

	2006	2005
Land	$55,138	$37,753
Buildings	181,419	153,467
Machinery and equipment	717,761	587,808
Rental tools	597,468	472,913

	1,551,786	1,251,941
Less-Accumulated depreciation	(664,742)	(586,552)

	$887,044	$665,389

8. Goodwill and Other Intangible Assets
Goodwill
     The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million:

	Oilfield	Distribution
	Segment	Segment	Consolidated
Balance as of December 31, 2004	$675,582	$37,771	$713,353
Goodwill acquired	23,444	—	23,444
Purchase price and other adjustments	116	135	251

Balance as of December 31, 2005	699,142	37,906	737,048
Goodwill acquired	126,964	2,314	129,278
Purchase price and other adjustments	890	431	1,321

Balance as of December 31, 2006	$826,996	$40,651	$867,647

Other Intangible Assets
     The components of other intangible assets at December 31 are as follows:

	2006			2005
							Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period
							(years)
Patents	$101,269	$19,547	$81,722	$43,191	$16,938	$26,253	13.8
License agreements	31,231	10,661	20,570	29,308	7,181	22,127	10.5
Non-compete agreements and trademarks	33,421	15,662	17,759	29,150	12,414	16,736	9.0
Customer lists and contracts	29,403	8,314	21,089	17,282	3,619	13,663	9.2

	$195,324	$54,184	$141,140	$118,931	$40,152	$78,779	12.0

     Amortization expense of other intangible assets was $20.3 million, $10.4 million and $9.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, estimated future amortization expense is expected to range between $12.4 million and $26.9 million per year for the next five fiscal years.

9. Debt
     The following summarizes the Company’s outstanding debt at December 31:

	2006	2005
Current:
Short-term borrowings	$89,307	$122,174
Current portion of long-term debt	198,397	11,476

Short-term borrowings and current portion of long-term debt	$287,704	$133,650

Long-Term:
Notes:
6.0% Senior Notes maturing June 2016 with an effective interest rate of 6.11%. Interest payable semi-annually (presented net of unamortized discount of $293)	$274,707	$—

6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%. Interest payable semi-annually (presented net of unamortized discount of $368 and $486 in 2006 and 2005, respectively)	219,632	219,514

7.0% Senior Notes maturing September 2007 with an effective interest rate of 7.07%. Interest payable semi-annually (presented net of unamortized discount of $69 and $173 in 2006 and 2005, respectively)	149,931	149,827

7.7% Senior Notes maturing July 2007. Principal due in equal annual installments of $7.1 million. Interest payable semi-annually	7,143	14,285

Bank revolvers payable:
$275 million revolving note expiring May 2010. Interest payable quarterly at base rate (8.25% at December 31, 2006) or Eurodollar rate, as defined (5.78% at December 31, 2006) and described below	119,000	205,100

M-I SWACO $125 million revolving note expiring May 2010. Interest payable quarterly at base rate (8.25% at December 31, 2006) or Eurodollar rate, as defined (5.78% at December 31, 2006) and described below	41,500	27,600

Term Loans:
M-I SWACO £80 million term loan payable to a financial institution. Principal due in semi-annual installments of £6.7 million through December 2012. Interest payable at Eurocurrency rate of LIBOR plus 35 basis points (5.70% at December 31, 2006)	157,686	—

M-I SWACO €27.5 million term loan payable to a financial institution. Principal due in semi-annual installments of €5.5 million through December 2008. Interest payable at Eurocurrency rate of LIBOR plus 45 basis points (3.87% at December 31, 2006)	28,868	—

Other	858	6,007

	999,325	622,333
Less-Current portion of long-term debt	(198,397)	(11,476)

Long-term debt	$800,928	$610,857

Principal payments of long-term debt for years subsequent to 2007 are as follows:

2008	$41,724
2009	26,077
2010	186,601
2011	245,710
Thereafter	300,816

$800,928

     Short-term borrowings consist of amounts outstanding under lines of credit and short-term notes. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. banks aggregating $202.0 million with $112.7 million of additional borrowing capacity available under these facilities at December 31, 2006. These borrowings had a weighted average interest rate of 7.6 percent and 7.0 percent at December 31, 2006 and 2005, respectively.
     Additionally, the Senior Notes maturing in the third quarter of 2007 are classified as current indebtedness and account for the majority of the current portion of long-term debt at December 31, 2006.
     In addition to the credit facilities discussed above, the Company has a $400 million unsecured revolving credit facility provided by a syndicate of nine financial institutions. The revolving credit agreement (the “Agreement”) allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 40 to 50 basis points depending on the borrowing levels drawn under the facility. The Agreement also requires the payment of a quarterly commitment fee of 10 basis points on the unutilized portion of the facility and compliance with certain customary covenants, including a 40 percent debt-to-total capitalization limitation. As of December 31, 2006, the Company had $160.5 million drawn and $4.5 million of letters of credit issued under the facility, resulting in additional borrowing capacity of $235.0 million.
     The 6.0 percent, 6.75 percent and 7.0 percent Senior Notes (the “Public Notes”) are unsecured obligations of the Company issued under an Indenture dated September 8, 1997. The Indenture contains no financial covenants, nor any restrictions related to the payment of cash dividends to common stockholders. The Company’s Public Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.
     During 2006, the Company entered into two foreign currency denominated term loans (the “Term Loans”) to provide local financing for the Epcon and SPS transactions. The Term Loans are unsecured and require compliance with certain customary covenants, including debt-to-total capitalization and debt-to-EBITDA limitations. The Term Loans can be prepaid, in whole or in part, without penalty subject to required notice periods and compliance with minimum prepayment amounts.
     The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2006.
10. Financial Instruments
Foreign Currency Contracts
     The Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and foreign currency commitments. The term of these contracts generally do not exceed two years. For fair value hedges, realized and unrealized gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. The Company recognized expense of approximately $5.9 million, $4.4 million and $2.4 million in 2006, 2005 and 2004, respectively, related to net realized and unrealized losses on fair value hedge contracts. Gains or losses on designated cash flow hedge contracts are deferred to accumulated other comprehensive income and recognized in the consolidated statement of operations when the hedged item affects earnings. The Company recognized expense of $1.6 million and $0.9 million in 2006 and 2005, respectively, and earnings of $4.2 million in 2004, related to cash flow hedge contracts. As of December 31, 2006, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $126.9 million and $20.8 million, respectively, and the fair value was less than the notional amount of these contracts by $0.2 million. As of December 31, 2005, the notional amount of fair value hedge contracts and cash flow hedge contracts outstanding were $99.8 million and $40.4 million, respectively, and the fair value was less than the notional amount of these contracts by $1.7 million.
Fair Value of Other Financial Instruments
     The recorded and fair values of long-term debt at December 31 are as follows:

	2006		2005
	Recorded	Fair	Recorded	Fair
	Value	Value	Value	Value
Long-term Debt	$999,325	$1,015,062	$622,333	$646,013
     The fair value of publicly-traded long-term debt was primarily determined using quoted market prices. The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term and bank borrowings, approximates the carrying value due to the nature of these instruments.

11. Income Taxes
     The geographical sources of income before income taxes and minority interests for the three years ended December 31, 2006 were as follows:

	2006	2005	2004
Income before income taxes and minority interests:
United States	$443,453	$225,207	$119,770
Non-United States	576,643	402,600	281,532

Total	$1,020,096	$627,807	$401,302

     The income tax provision is summarized as follows:

	2006	2005	2004
Current:
United States	$127,964	$62,243	$47,651
Non-United States	183,695	124,881	82,781
State	11,278	4,983	1,053

	322,937	192,107	131,485

Deferred:
United States	2,308	8,073	(2,116)
Non-United States	1,289	2,349	925
State	140	214	(573)

	3,737	10,636	(1,764)

Income tax provision	$326,674	$202,743	$129,721

     The consolidated effective tax rate (as a percentage of income before income taxes and minority interests is reconciled to the U.S. federal statutory tax rate as follows:

	2006	2005	2004
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Minority partners’ share of U.S. partnership earnings	(2.6)	(2.5)	(2.9)
Non-deductible expenses	0.9	1.1	1.0
Benefit of extraterritorial income exclusion and manufacturer’s production exclusion	(0.5)	(0.8)	(0.7)
State taxes, net	1.1	0.8	0.1
Non-U.S. tax provisions which vary from the U.S. rate/non-U.S. losses with no tax benefit realized	(1.3)	(0.9)	(0.6)
Change in valuation allowance	—	(0.1)	(0.2)
Other items, net	(0.6)	(0.3)	0.6

Effective tax rate	32.0%	32.3%	32.3%

The components of deferred taxes at December 31 are as follows:

	2006	2005
Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation and amortization):
United States	$(99,443)	$(85,724)
Non-United States	(84,244)	(55,691)

Total deferred tax liabilities	(183,687)	(141,415)

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
United States	—	651
Non-United States	18,395	14,181

Other deferred tax assets (principally accrued liabilities not deductible until paid and inventory reserves):
United States	76,298	67,201
Non-United States	15,160	9,081

Subtotal	109,853	91,114

Valuation allowance	(16,232)	(12,948)

Total deferred tax assets	93,621	78,166

Net deferred tax liabilities	$(90,066)	$(63,249)

Balance sheet presentation:
Deferred tax assets, net	$51,070	$48,467
Other assets	8,822	4,649
Income taxes payable	(6,834)	(8,527)
Deferred tax liabilities	(143,124)	(107,838)

Net deferred tax liabilities	$(90,066)	$(63,249)

     At December 31, 2006, the accompanying consolidated financial statements include $18.4 million of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States. Although a significant portion of these losses will carryforward indefinitely and are available to reduce future tax liabilities of the respective foreign entity, management currently believes that the majority of these assets will not be realized and has, accordingly, established a $16.2 million valuation reserve. The $3.3 million increase from the prior year-end valuation reserve reflects the impact of changes in currency exchange rates, additional reserves established incident to purchase accounting for acquisitions, the expiration of operating loss carryforwards and changes in the anticipated realizability of certain foreign deferred tax assets.
     The Company has provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which additional taxes have been provided, which approximated $291.1 million at December 31, 2006, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.
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

12. Stockholders’ Equity
Dividend Program
     In February 2005, the Company’s Board of Directors approved a regular quarterly cash dividend program. The Board of Directors declared dividends of $64.0 million, or $0.32 per share, and $48.4 million, or $0.24 per share, for the years ended December 31, 2006 and 2005, respectively.
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
Common Stock Repurchases
     In October 2005, the Company’s Board of Directors approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. The Company has purchased $102.9 million, $117.8 million and $92.0 million of common stock during 2006, 2005, and 2004, respectively, under the existing and a previously authorized repurchase program (collectively the “Repurchase Programs”). As of December 31, 2006, approximately 17.3 million shares remained available for purchase under the current program which may be executed from time to time in the open market. Common stock obtained by the Company through the Repurchase Programs has been added to the Company’s treasury stock holdings.
     In addition, certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax withholding obligations. The Company acquired an immaterial number of shares in the prior three year period which have been added to the Company’s treasury stock holdings and may be used in the future for acquisitions or other corporate purposes. These shares are not considered acquisitions under the Company’s Repurchase Programs.
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

Accumulated Other Comprehensive Income
     Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of the following:

	2006	2005
Currency translation adjustments	$25,555	$13,148
Unrealized fair value of derivatives	249	(2,176)
Pension liability adjustments	(2,577)	(4,071)

Accumulated other comprehensive income	$23,227	$6,901

     Approximately $0.4 million of the unrealized fair value of derivatives is expected to be recognized as after-tax expense during the fiscal year ending December 31, 2007.
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
     The Company recognized expense totaling $50.5 million, $37.8 million, and $34.0 million in 2006, 2005 and 2004, respectively, related to Company contributions to the plans.
     Certain of the Company’s subsidiaries sponsor various defined contribution plans. The Company’s contributions under these plans for each of the three years in the period ended December 31, 2006 were immaterial.
Deferred Compensation Plans
     The Company maintains Supplemental Executive Retirement Plans (“SERP”), non-qualified, deferred compensation programs, for the benefit of officers and certain other eligible employees of the Company. Participants may contribute up to 100 percent of cash compensation, on a pre-tax basis, as defined. Plan provisions allow for retirement and matching contributions, similar to those provided under the Company’s defined contribution programs, and, in certain cases, an interest contribution in order to provide a yield on short-term investments equal to 120 percent of the long-term applicable federal rate, as defined.
     In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2006 and 2005, $59.3 million and $50.7 million, respectively, are included in other assets with a corresponding amount recorded in other long-term liabilities.
     During the years ended December 31, 2006, 2005 and 2004, Company contributions to the plans totaled $1.9 million, $2.5 million and $2.6 million, respectively.

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
     The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

	Pension Plans			Postretirement Benefit Plans
	2006	2005		2006	2005
Changes in benefit obligations:
Benefit obligations at beginning of year	$46,631		$41,569	$10,070		$10,742
Service cost	3,111		2,787	267		242
Interest cost	2,456		2,142	538		548
Plan participants’ contributions	—		—	624		692
Actuarial loss (gain)	(1,349)		1,092	(565)		(96)
Plan termination	—		—	—		(1,215)
Benefits paid	(861)		(959)	(875)		(843)

Benefit obligations at end of year	$49,988		$46,631	$10,059		$10,070

Changes in plan assets:
Fair value of plan assets at beginning of year	$38,993		$34,932	$—		$—
Actual return on plan assets	3,797		2,009	—		—
Employer contributions	4,464		3,011	251		151
Plan participants’ contributions	—		—	624		692
Actuarial loss/(gain)	(1,777)		—	—		—
Benefits paid	(861)		(959)	(875)		(843)

Fair value of plan assets at end of year	$44,616		$38,993	$—		$—

Funded status	$(5,372)		$(7,638)	$(10,059)		$(10,070)
Unrecognized net actuarial loss (gain)	*		8,647	*		(2,321)
Unrecognized prior service cost	*		43	*		—
Unrecognized net transition obligation	*		—	*		—

Net amount recognized	$(5,372)		$1,052	$(10,059)		$(12,391)

Amounts recognized in the consolidated balance sheet:
Non-current assets	$34		$—	$—		$—
Other long-term liabilities	(5,406)		(4,638)	(10,059)		(12,391)
Deferred taxes	*		1,619	*		—
Accumulated other comprehensive income (“AOCI”)	*		4,071	*		—

Net amount recognized	$(5,372)		$1,052	$(10,059)		$(12,391)

Amounts in AOCI:
Net actuarial loss(gain)	$4,396	$	*	$(1,906)	$	*
Prior service costs	88		*	—		*

Net amount recognized	$4,484	$	*	$(1,906)	$	*

Incremental effect of adopting SFAS 158:
Decrease in assets	$(1,271)	$	*	$—	$	*
(Increase) decrease in liabilities	(1,523)		*	2,932		*
(Increase) decrease in deferred taxes	754		*	(1,026)		*
Decrease in minority interests	771		*	—		*
(Increase) decrease in AOCI	1,269		*	(1,906)		*

*	Due to the adoption of SFAS 158, the pension and postretirement benefit plan disclosures are not comparable on a year-to-year basis. See Note 1, “Recent Accounting Pronouncements” for additional discussion of SFAS 158.

Net Periodic Benefit Expense
     Net periodic benefit expense and the weighted average assumptions used to determine the net benefit expense for the fiscal years ended December 31, and the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit expense:

Service cost	$3,111	$2,787	$2,355	$267	$242	$233
Interest cost	2,456	2,142	2,181	538	548	643
Return on plan assets	(2,365)	(2,292)	(2,050)	—	—	—
Amortization of prior service cost	11	11	82	—	(91)	(365)
Amortization of loss (gain)	818	706	355	(87)	(130)	(172)
Plan termination	—	—	—	—	(4,467)	—

Net periodic benefit expense (income)	$4,031	$3,354	$2,923	$718	$(3,898)	$339

Net periodic benefit expense:
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Projected benefit obligation:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
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

	2006	2005
Common stock and related index funds	47%	46%
Fixed income securities and related index funds	40	41
Real estate	6	6
Money market funds	7	7

Total	100%	100%

     For pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets at December 31:

	2006	2005
Projected benefit obligation	$49,988	$46,631
Accumulated benefit obligation	49,988	46,631
Plan assets at fair value	44,616	38,993
     Estimated future benefit payments based on projected future service are expected to range between $1.0 million and $1.5 million a year for the next five years and approximate $12.6 million for the five-year period ending December 31, 2016. Company contributions to the pension plans during 2007 are expected to be comparable with 2006 contribution levels.
Additional Postretirement Benefit Plan Information
     The assumed health care cost trend rates used to determine the projected postretirement benefit obligation at December 31 are as follows:

	2006	2005
Health care cost trend rate for current year	12%	10%
Rate that the cost trend rate gradually declines (ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2016	2010

     A one-percentage point change in assumed health care cost trend rates would have the following effects on the benefit obligations and the aggregate of the service and interest cost components of the postretirement benefits expense:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total service and interest cost	$1	$(60)
Effect on accumulated postretirement benefit obligation	97	(612)
     Estimated future benefit payments based on projected future service are expected to range between $0.5 million and $0.6 million a year for the next five years and approximately $3.3 million for the five-year period ending December 31, 2016. Company contributions to the postretirement benefit plans during 2007 are expected to be comparable to the 2006 levels.
15. Long-Term Incentive Compensation
     As of December 31, 2006, the Company had outstanding restricted stock and stock option awards granted under the 1989 Long-Term Incentive Compensation Plan (the “Plan”). As of December 31, 2006, 1,857,308 shares were authorized for future issuance pursuant to the Plan.
Restricted Stock Units
     The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 115 percent of the target units granted, is solely dependent upon the return on equity achieved by the Company in the fiscal year subsequent to the award. A summary of the Company’s restricted stock program is presented below:

					Total
	Time-based Awards		Performance-based Awards		Restricted
	No. of	Fair	No. of	Fair	Stock
	Units	Value(a)	Units	Value(a)	Units
Outstanding at December 31, 2005	239,340	$34.00	1,264,251 (b)	$36.28	1,503,591
Granted	370,344	43.00	564,348	43.04	934,692
Forfeited	(10,101)	34.58	(37,147)	37.62	(47,248)
Vested	(75,031)	30.55	(225,803)	29.68	(300,834)

Outstanding at December 31, 2006	524,552	$40.84	1,565,649	$39.64	2,090,201

(a)	Reflects the weighted average grant-date fair value.

(b)	Reflects achievement of performance criteria for awards granted prior to December 2006.
The total intrinsic value of restricted stock units vested during the years ended December 31, 2006, 2005, and 2004 was $12.5 million, $1.2 million, and $0.9 million, respectively. In addition, restrictions on approximately 710,138 performance-based units and 150,434 time-based units outstanding at December 31, 2006 are expected to lapse during the 2007 fiscal year.
Stock Options
     Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic Value
	Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	4,751,824	$18.37
Granted	12,378	38.79
Forfeited	(73,421)	21.37
Exercised	(1,339,400)	17.36

Outstanding at December 31, 2006	3,351,381	$18.78	6.2	$74,703

Exercisable at December 31, 2006	2,582,906	$17.58	5.9	$60,674
     The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $34.3 million, $48.7 million, and $74.9 million, respectively.

     The Company used an open form (lattice) model to determine the fair value of options granted, and accordingly, calculate the share-based compensation expense. The fair value and assumptions used are as follows:

	2006	2005	2004
Fair value of stock options granted	$11.92	$8.53	$8.92
Expected life of option (years)	5.0	5.0	5.0
Expected stock volatility	31.0%	31.0%	31.0%
Expected dividend yield	0.8%	0.8%	N/A
Risk-free interest rate	4.3%	3.9%	3.6%
     Expected volatilities are based on both historical volatility of the company’s stock price and implied volatility of exchange-traded options on the company’s stock. The expected life of options is based on historical data for options granted by the company after 1994. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds for maturities consistent with the expected life assumption.
Share-based Compensation Expense
     Compensation expense for stock options and time-based units is recognized over the four-year vesting period. For performance-based units, compensation expense is recognized over the three-year vesting period.
     Prior to the adoption of SFAS No. 123r, compensation expense for the performance-based units was calculated as the difference between the market value and the exercise price. After adoption of SFAS No. 123r, compensation expense for the performance-based units and time-based units is based on the grant-date fair value. Share-based compensation expense, consisting of restricted stock unit and stock option awards, for the year ended December 31, 2006 was $27.3 million and, net of taxes and minority interests, was $17.5 million. For the years ended December 31, 2005 and 2004, compensation expense related to restricted stock unit awards totaled $5.7 million and $0.3 million, respectively.
     The total unrecognized share-based compensation expense, consisting of restricted stock and stock options, for awards outstanding as of December 31, 2006 was $74.2 million or approximately $44.6 million, net of taxes and minority interests, which will be recognized over a weighted-average period of 2.6 years.
16. Industry Segments and International Operations
     The Company provides premium products and services to the oil and gas exploration and production industry. The Company aggregates its operations into two reportable segments: Oilfield and Distribution. The Oilfield segment consists of three business units: M-I SWACO, which provides drilling and completion fluid systems and services, solids-control and separation equipment, waste-management services and oilfield production chemicals; Smith Technologies, which designs, manufactures and sells three-cone drill bits, diamond drill bits and turbine products; and Smith Services, which manufactures and markets products and services used for drilling, workover, well completion and well re-entry operations. The principal markets for the Oilfield segment include all major oil and gas-producing regions of the world, with approximately 55 percent of revenues generated in markets outside of North America. Oilfield segment customers primarily include major multi-national, independent and national, or state-owned, oil companies.
     The Distribution segment consists of one business unit, Wilson, which markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets. The Distribution segment has the most significant North American exposure of any of the Company’s operations with approximately 96 percent of revenues derived in the United States and Canada. Approximately two-thirds of Wilson’s revenues are generated from customers in the energy sector, which includes major multi-national and independent oil companies, pipeline companies and contract drilling companies. The remainder relates to sales in the downstream and industrial markets, which primarily includes refineries, petrochemical and power generation plants.
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

     The following table presents financial information for each reportable segment:

	2006	2005	2004
Revenues:
Oilfield	$5,387,738	$3,978,999	$3,236,339
Distribution	1,945,821	1,600,004	1,182,676

	$7,333,559	$5,579,003	$4,419,015

Operating Income (Loss):
Oilfield	$1,012,295	$625,384	$423,648
Distribution	101,830	64,714	26,513
General corporate	(34,044)	(19,537)	(11,397)

	$1,080,081	$670,561	$438,764

Capital Expenditures:
Oilfield	$292,073	$173,510	$108,773
Distribution	5,153	2,354	2,428
General corporate	11,244	1,981	248

	$308,470	$177,845	$111,449

Depreciation and Amortization:
Oilfield	$144,335	$110,160	$98,258
Distribution	4,840	6,435	7,209
General corporate	1,209	1,127	1,026

	$150,384	$117,722	$106,493

Total Assets:
Oilfield	$4,474,401	$3,356,112	$2,905,850
Distribution	737,445	596,867	493,434
General corporate	123,629	106,935	107,494

	$5,335,475	$4,059,914	$3,506,778

     The following table presents consolidated revenues by region:

	2006	2005	2004
United States	$3,384,729	$2,520,706	$1,982,467
Canada	891,288	713,565	487,552

North America	4,276,017	3,234,271	2,470,019

Latin America	543,844	452,349	424,053
Europe/Africa	1,605,559	1,188,038	961,755
Middle East/Asia	908,139	704,345	563,188

Non-North America	3,057,542	2,344,732	1,948,996

	$7,333,559	$5,579,003	$4,419,015

     The following table presents net property, plant and equipment by region:

	2006	2005	2004
United States	$458,273	$353,370	$306,505
Canada	48,510	43,908	34,603

North America	506,783	397,278	341,108

Latin America	67,377	53,911	50,208
Europe/Africa	230,607	156,632	133,290
Middle East/Asia	82,277	57,568	52,348

Non-North America	380,261	268,111	235,846

	$887,044	$665,389	$576,954

The Company’s expenditures for research and engineering activities are attributable to the Company’s Oilfield segment and totaled $88.3 million in 2006, $73.6 million in 2005 and $67.2 million in 2004.

17. Commitments and Contingencies
Leases
     The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $127.1 million, $102.1 million, and $94.8 million in 2006, 2005, and 2004, respectively.
     Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount
2007	$54,524
2008	40,798
2009	27,598
2010	20,757
2011	11,421
2012-2016	23,309
Thereafter	13,455

$191,862

     In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.
Standby Letters of Credit
     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $19.4 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $78.3 million of standby letters of credit and bid, performance and surety bonds at December 31, 2006. Management does not expect any material amounts to be drawn on these instruments.
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
     In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. The Company has appealed the verdict and does not anticipate a ruling until the third quarter of 2007. Based upon the facts and circumstances and the opinion of outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated financial statements.

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
     As of December 31, 2006, the Company’s environmental reserve totaled $8.4 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2006, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
18. Quarterly Information (Unaudited)

	First	Second	Third	Fourth	Year
		(In thousands, except per share data)
2006
Revenues	$1,682,121	$1,738,263	$1,914,184	$1,998,991	$7,333,559
Gross profit	526,603	545,013	618,213	654,442	2,344,271
Net income	107,216	118,833	132,925	143,032	502,006
EPS:
Basic	0.53	0.59	0.66	0.72	2.51
Diluted	0.53	0.59	0.66	0.71	2.49

2005
Revenues	$1,288,198	$1,350,203	$1,410,162	$1,530,440	$5,579,003
Gross profit	385,412	399,138	424,604	475,984	1,685,138
Net income	66,152	68,060	79,504	88,589	302,305
EPS:
Basic	0.33	0.34	0.40	0.44	1.50
Diluted	0.32	0.33	0.39	0.44	1.48

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2006. Based upon that evaluation, our principal executive and financial officers concluded that as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
     Design and evaluation of internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report on Form 10-K and are incorporated herein by reference.
Item 9B. Other Information
     Director Indemnity Agreements. Effective February 28, 2007, the Company’s Board of Directors approved a standard form of indemnification agreement for non-employee directors of the registrant, which the Company has entered into with each such director. These agreements require us to indemnify each non-employee director and to advance expenses on behalf of each such director to the fullest extent permitted by applicable law. These agreements shall be in addition to any other rights each non-employee director may be entitled to under the Company’s Restated Certificate of Incorporation, Restated Bylaws and applicable law. A copy of the form of indemnity agreement for directors has been attached to this Form 10-K as Exhibit 10.28.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
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
     Information concerning the Corporate Governance of the Company is set forth following the caption “CORPORATE GOVERNANCE” in the Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
     Information for this item is set forth following the captions “EXECUTIVE COMPENSATION” and “CORPORATE GOVERNANCE” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information for this item is set forth following the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS”, “Stock Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information for this item is set forth following the captions “Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information for this item is set forth following the captions “Fees Paid to Deloitte & Touche LLP” and “Services Provided by Deloitte & Touche LLP” in the Company’s Proxy Statement and is incorporated herein by reference.

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

3.1	—	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	—	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	—	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	—	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	—	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4	—	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.5	—	Form of Senior Note due 2007. Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

4.6	—	Form of Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

4.7	—	Form of Senior Note due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated June 12, 2006 and incorporated herein by reference.

10.1+	—	Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, as amended and restated effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

10.2+	—	First Amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005, dated June 16, 2005. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.3+*	—	Second Amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005, dated October 17, 2006.

10.4+	—	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2005. Filed as Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.5+*	—	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006.

10.6+	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.7+*	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2006.

10.8+	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.9+*	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2006.

10.10+	—	Smith International, Inc. Stock Plan for Outside Directors, as amended and restated effective January 1, 2005. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

10.11+*	—	Director Compensation Summary of Smith International, Inc. effective January 1, 2007.

10.12+	—	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.13+*	—	Smith International, Inc. Amended and Restated Post-2004 Supplemental Executive Retirement Plan effective as of January 1, 2006.

10.14+	—	Smith International, Inc. Executive Officer Annual Incentive Plan effective as of January 1, 2006. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.15+*	—	First Amendment to the Smith International, Inc. Executive Officer Annual Incentive Plan effective as of January 1, 2006, dated October 17, 2006.

10.16+	—	Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.17+	—	Employment Agreement dated as of January 5, 2006 between the Company and Richard A. Werner. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.18+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton. Filed as Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.20+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Richard A. Werner. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.21+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.22+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.23+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.24+	—	Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

10.25+	—	Form of Change-of-Control Employment Agreement as of April 2006. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.26+	—	Form of Employment Agreement for Advisors as of April 2006. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.27	—	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.28+*	—	Form of Director Indemnification Agreement as of February 28, 2007.

21.1	—	Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II
SMITH INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at	Charged		Balance
	Beginning	to		at End
	of Year	Expense	Write-offs	of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$13,884	$7,578	$(4,753)	$16,709
Year ended December 31, 2005	12,558	4,216	(2,890)	13,884
Year ended December 31, 2004	12,135	3,846	(3,423)	12,558

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH INTERNATIONAL, INC.

February 28, 2007	By:	/s/ Doug Rock

Doug Rock
Chief Executive Officer,
President and Chief Operating Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ Doug Rock (Doug Rock)	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)	February 28, 2007

/s/ Margaret K. Dorman (Margaret K. Dorman)	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 28, 2007

/s/ G. Clyde Buck (G. Clyde Buck)	Director	February 28, 2007

/s/ Loren K. Carroll (Loren K. Carroll)	Director	February 28, 2007

/s/ Dod A. Fraser (Dod A. Fraser)	Director	February 28, 2007

/s/ James R. Gibbs (James R. Gibbs)	Director	February 28, 2007

/s/ Robert Kelley (Robert Kelley)	Director	February 28, 2007

/s/ Jerry w. Neely (Jerry W. Neely)	Director	February 28, 2007

/s/ John Yearwood (John Yearwood)	Director	February 28, 2007

Exhibit Index
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	—	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	—	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	—	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	—	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	—	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4	—	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.5	—	Form of Senior Note due 2007. Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

4.6	—	Form of Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

4.7	—	Form of Senior Note due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated June 12, 2006 and incorporated herein by reference.

10.1+	—	Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, as amended and restated effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 26, 2005 and incorporated herein by reference.

10.2+	—	First Amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005, dated June 16, 2005. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.3+*	—	Second Amendment to the Smith International, Inc. 1989 Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2005, dated October 17, 2006.

10.4+	—	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2005. Filed as Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.5+*	—	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006.

10.6+	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.7+*	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2006.

10.8+	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.9+*	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2006.

10.10+	—	Smith International, Inc. Stock Plan for Outside Directors, as amended and restated effective January 1, 2005. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 20, 2005 and incorporated herein by reference.

10.11+*	—	Director Compensation Summary of Smith International, Inc. effective January 1, 2007.

10.12+	—	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.13+*	—	Smith International, Inc. Amended and Restated Post-2004 Supplemental Executive Retirement Plan effective as of January 1, 2006.

10.14+	—	Smith International, Inc. Executive Officer Annual Incentive Plan effective as of January 1, 2006. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.15+*	—	First Amendment to the Smith International, Inc. Executive Officer Annual Incentive Plan effective as of January 1, 2006, dated October 17, 2006.

10.16+	—	Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.17+	—	Employment Agreement dated as of January 5, 2006 between the Company and Richard A. Werner. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.18+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Neal S. Sutton. Filed as Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.20+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Richard A. Werner. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.21+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.22+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.23+	—	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.24+	—	Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

10.25+	—	Form of Change-of-Control Employment Agreement as of April 2006. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.26+	—	Form of Employment Agreement for Advisors as of April 2006. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.27	—	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.28+*	—	Form of Director Indemnification Agreement as of February 28, 2007.

21.1	—	Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.