Form 10-Q
period 2007-03-31
SMITH INTERNATIONAL INC
filed 2007-05-10
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
                      (Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
There were 200,477,344 shares of common stock outstanding, net of shares held in Treasury, on May 3, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$2,107,724	$1,682,121
Costs and expenses:
Costs of revenues	1,431,759	1,155,518
Selling expenses	272,333	221,194
General and administrative expenses	72,504	68,291

Total costs and expenses	1,776,596	1,445,003

Operating income	331,128	237,118

Interest expense	18,534	12,836
Interest income	(764)	(597)

Income before income taxes and minority interests	313,358	224,879

Income tax provision	93,099	72,662

Minority interests	60,101	45,001

Net income	$160,158	$107,216

Earnings per share:
Basic	$0.80	$0.53
Diluted	$0.80	$0.53
Weighted average shares outstanding:
Basic	199,980	200,995
Diluted	201,426	202,527
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$93,059	$80,379
Receivables, net	1,662,938	1,592,230
Inventories, net	1,530,843	1,457,371
Deferred tax assets, net	40,066	51,070
Prepaid expenses and other	101,213	89,977

Total current assets	3,428,119	3,271,027

Property, Plant and Equipment, net	925,954	887,044

Goodwill, net	869,847	867,647

Other Intangible Assets, net	142,611	141,140

Other Assets	181,280	168,617

Total Assets	$5,547,811	$5,335,475

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$317,933	$287,704
Accounts payable	624,362	654,215
Accrued payroll costs	92,412	154,756
Income taxes payable	122,833	130,339
Other	149,667	152,454

Total current liabilities	1,307,207	1,379,468

Long-Term Debt	826,617	800,928

Deferred Tax Liabilities	152,512	143,124

Other Long-Term Liabilities	139,002	102,904

Minority Interests	981,308	922,114

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $1 par value; 250,000 shares authorized; 215,987 shares issued in 2007 (214,947 shares issued in 2006)	215,987	214,947
Additional paid-in capital	468,861	442,155
Retained earnings	1,792,440	1,653,480
Accumulated other comprehensive income	28,063	23,227
Less — Treasury securities, at cost; 15,464 common shares in 2007 (15,031 common shares in 2006)	(364,186)	(346,872)

Total stockholders’ equity	2,141,165	1,986,937

Total Liabilities and Stockholders’ Equity	$5,547,811	$5,335,475

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$160,158	$107,216
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	60,101	45,001
Depreciation and amortization	44,380	33,263
Deferred income tax provision (benefit)	22,262	(811)
Increase in LIFO inventory reserves	18,738	14,076
Share-based compensation expense	8,256	6,698
Provision for losses on receivables	407	2,123
Foreign currency translation losses	242	1,274
Gain on disposal of property, plant and equipment	(7,341)	(4,556)
Equity earnings, net of dividends received	(5,485)	(3,588)
Changes in operating assets and liabilities:
Receivables	(76,722)	(137,990)
Inventories	(90,652)	(115,354)
Accounts payable	(30,489)	57,895
Other current assets and liabilities	(52,774)	(15,265)
Other non-current assets and liabilities	(9,876)	12,641

Net cash provided by operating activities	41,205	2,623

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,865)	(47,992)
Purchases of property, plant and equipment	(76,833)	(56,778)
Proceeds from disposal of property, plant and equipment	14,673	7,625

Net cash used in investing activities	(64,025)	(97,145)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	43,171	75,881
Principal payments of long-term debt	(16,389)	(167)
Net change in short-term borrowings	29,136	66,698
Purchases of common stock under Repurchase Program	(13,920)	(38,994)
Net proceeds related to long-term incentive awards	9,020	6,272
Payment of common stock dividends	(15,977)	(12,043)

Net cash provided by financing activities	35,041	97,647

Effect of exchange rate changes on cash	459	105

Increase in cash and cash equivalents	12,680	3,230
Cash and cash equivalents at beginning of period	80,379	62,543

Cash and cash equivalents at end of period	$93,059	$65,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,766	$18,939
Cash paid for income taxes	42,966	36,067
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
(Unaudited)
1. Basis of Presentation of Interim Financial Statements
The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.
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
Management believes the consolidated condensed financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated. The results of operations for the interim period presented may not be indicative of results which may be reported on a fiscal year basis.
2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by the Company as of the specified effective date.
During 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which establishes accounting and disclosure requirements for uncertain tax positions. This pronouncement was adopted on January 1, 2007, and did not have a material impact on the Company’s results of operations or financial position. See Note 7 for further discussion regarding FIN 48.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
3. Earnings Per Share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. Although all restricted stock awards were included in diluted EPS computations for the three month periods ended March 31, 2007 and 2006, an immaterial number of outstanding stock option awards were excluded from the respective computations of diluted EPS because they were anti-dilutive. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Basic EPS:
Net income	$160,158	$107,216

Weighted average number of common shares outstanding	199,980	200,995

Basic EPS	$0.80	$0.53

Diluted EPS:
Net income	$160,158	$107,216

Weighted average number of common shares outstanding	199,980	200,995
Dilutive effect of stock options and restricted stock units	1,446	1,532

	201,426	202,527

Diluted EPS	$0.80	$0.53

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$137,435	$117,812
Work-in-process	150,894	147,543
Finished goods	1,354,794	1,285,558

	1,643,123	1,550,913
Reserves to state certain U.S. inventories (FIFO cost of $632,272 and $559,943 in 2007 and 2006, respectively) on a LIFO basis	(112,280)	(93,542)

	$1,530,843	$1,457,371

During the first quarter of 2007, the Company recorded additional LIFO reserves of $18.7 million. The increase primarily relates to the revaluation of on-hand inventories to current unit cost standards, which have been increased to reflect modest cost inflation experienced in the Oilfield manufacturing operations.
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31,	December 31,
	2007	2006
Land	$58,770	$55,138
Buildings	191,985	181,419
Machinery and equipment	747,865	717,761
Rental tools	620,625	597,468

	1,619,245	1,551,786
Less — Accumulated depreciation	(693,291)	(664,742)

	$925,954	$887,044

6. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

	Oilfield	Distribution	Consolidated
Balance as of December 31, 2006	$826,996	$40,651	$867,647
Goodwill acquired	—	1,721	1,721
Purchase price and other adjustments	(384)	863	479

Balance as of March 31, 2007	$826,612	$43,235	$869,847

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years. The components of these other intangible assets are as follows:

	March 31, 2007			December 31, 2006			Weighted
							Average
	Gross			Gross			Amortization
	Carrying	Accumulated		Carrying	Accumulated		Period
	Amount	Amortization	Net	Amount	Amortization	Net	(years)
Patents	$111,414	$24,692	$86,722	$101,269	$19,547	$81,722	12.9
License agreements	31,688	11,548	20,140	31,231	10,661	20,570	10.4
Non-compete agreements and trademarks	33,421	16,937	16,484	33,421	15,662	17,759	9.3
Customer lists and contracts	29,403	10,138	19,265	29,403	8,314	21,089	9.4

	$205,926	$63,315	$142,611	$195,324	$54,184	$141,140	11.6

Amortization expense of other intangible assets was $7.5 million and $3.4 million for the three-month periods ended March 31, 2007 and 2006, respectively. On a full year basis, amortization expense is expected to approximate $29.9 million and $20.0 million for fiscal years 2007 and 2008, respectively, and range between $10.5 million and $17.1 million per year for fiscal years 2009, 2010 and 2011.
7. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities. Pursuant to this newly issued guidance, the Company was required to record an additional $1.2 million of tax liabilities, including related interest and penalties, with a corresponding reduction in stockholders’ equity during the first quarter of 2007. From a policy standpoint, penalty and interest amounts related to income tax matters will continue to be classified as income tax expense in the Company’s financial statements.
The Company’s balance sheet at January 1, 2007 reflects $30.8 million of tax liabilities for uncertain tax positions, including $7.0 million of accrued interest and penalties. Approximately $0.9 million of this amount is classified as Income Taxes Payable with the remainder included in Other Long-Term Liabilities. Subsequent to the adoption, there were no material changes in the liability established for uncertain tax positions during the first quarter of 2007.
Although the Company does not expect to report a significant change in the amount of liabilities recorded for uncertain tax positions during the next twelve month period, changes in the recorded reserves could impact future reported results. The tax liability for uncertain tax positions includes $17.5 million of reserves established for tax matters which, if allowed by the relevant taxing authorities, would reduce reported tax expense and the related effective tax rate.
The Company operates in more than 70 countries and is subject to income taxes in most of those jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in the major jurisdictions in which the Company operates:

Earliest Open
Jurisdiction	Tax Period
Canada	2000
Italy	2000
Norway	1997
Russia	2004
United Kingdom	1999
United States	1999

8. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$160,158	$107,216
Currency translation adjustments	4,573	589
Changes in unrealized fair value of derivatives, net	263	—
Pension liability adjustments	—	(543)

Comprehensive income	$164,994	$107,262

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following:

	March 31,	December 31,
	2007	2006
Currency translation adjustments	$30,128	$25,555
Unrealized fair value of derivatives	512	249
Pension liability adjustments	(2,577)	(2,577)

Accumulated other comprehensive income	$28,063	$23,227

9. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans, which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.0 million for each of the three-month periods ended March 31, 2007 and 2006, respectively. Company contributions to the pension and postretirement benefit plans during 2007 are expected to be comparable with 2006 contribution levels.
10. Long-Term Incentive Compensation
As of March 31, 2007, the Company had outstanding restricted stock units and stock options granted under the 1989 Long-Term Incentive Compensation Plan (the “Plan”). As of March 31, 2007, 1,853,334 shares were authorized for future issuance pursuant to the Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). Activity under the Company’s restricted stock program for the three-month period ended March 31, 2007 is presented below:

	Time-based Awards		Performance-based Awards
					Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units	Value(a)	Stock Units
Outstanding at December 31, 2006	524,552	$40.84	1,565,649	$39.64	2,090,201
Granted	20,700	42.32	—	—	20,700
Forfeited	(2,419)	37.01	(6,937)	38.44	(9,356)
Vested	(350)	27.03	(301,724)	38.74	(302,074)

Outstanding at March 31, 2007	542,483	$40.92	1,256,988	$39.86	1,799,471

(a)	Reflects the weighted average grant-date fair value.
Restrictions on approximately 404,703 performance-based units and 154,664 time-based units outstanding at March 31, 2007 are expected to lapse during the 2007 fiscal year.

Stock Options
     Quarterly activity under the Company’s stock option program is presented below:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Option	Price	Life	(in thousands)
Outstanding at December 31, 2006	3,351,381	$18.78
Granted	—	—
Forfeited	(7,370)	22.42
Exercised	(738,150)	16.80

Outstanding at March 31, 2007	2,605,861	$19.33	6.2	$74,841

Exercisable at March 31, 2007	1,848,539	$17.92	5.8	$55,690

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock and stock options, was $8.3 million and $6.7 million for the three-month periods ended March 31, 2007 and 2006, respectively. The total unrecognized share-based compensation expense for awards outstanding as of March 31, 2007 was $66.8 million, or approximately $40.1 million net of taxes and minority interests, which will be recognized over a weighted-average period of 2.4 years.
11. Industry Segments
The Company provides premium products and services to the oil and gas exploration and production industry, aggregating its operations into two reportable segments: Oilfield and Distribution. The Oilfield segment consists of three business units: M-I SWACO, Smith Technologies and Smith Services. The Distribution segment includes the Wilson business unit. The following table presents financial information for each reportable segment and geographical revenues on a consolidated basis:

	Three Months Ended March 31,
	2007	2006
Revenues:
Oilfield	$1,561,684	$1,211,608
Distribution	546,040	470,513

	$2,107,724	$1,682,121

Revenues by Area:
United States	$961,504	$743,311
Canada	237,139	268,887

North America	1,198,643	1,012,198

Latin America	148,338	124,497
Europe/Africa	478,678	344,371
Middle East/Asia	282,065	201,055

Non-North America	909,081	669,923

	$2,107,724	$1,682,121

Operating Income:
Oilfield	$311,013	$219,795
Distribution	29,235	26,026
General corporate	(9,120)	(8,703)

	$331,128	$237,118

12. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $17.9 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $89.6 million of standby letters of credit and bid, performance and surety bonds at March 31, 2007. Management does not expect any material amounts to be drawn on these instruments.
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
As of March 31, 2007, the Company’s environmental reserve totaled $8.6 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2007, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Company’s 2006 Annual Report on Form 10-K.
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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although close to 60 percent of the Company’s consolidated revenues were generated in North America during the first quarter of 2007, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 26 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution segment, 56 percent of the Company’s first quarter 2007 revenues were generated in markets outside of North America.
Business Outlook
Near-term activity levels will likely be influenced by the annual spring break-up in Canada, which limits land-based drilling activity in that market during a portion of the second quarter. Seasonal drilling restrictions have resulted in a significant decline in the Canadian rig count from the average level reported for the first quarter of 2007, which will likely contribute to a temporary decline in average worldwide drilling activity for the second quarter. Excluding the seasonal decline in Canada, the Company believes activity levels will increase modestly throughout the remainder of the year influenced by the increased level of investment anticipated in the global offshore markets.
Although a number of factors influence forecasted exploration and production spending, the Company’s business is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impact energy consumption and the resulting demand for our products and services. Any significant deterioration in the global economic environment or prolonged weakness in commodity prices could adversely affect worldwide drilling activity and the future financial results of the Company.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, changes in laws or regulations and other risk factors outlined in the Company’s Form 10-K for the fiscal year ended December 31, 2006, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$1,035,084	49	$802,550	48
Smith Technologies (1)	244,091	12	200,412	12
Smith Services (1)	282,509	13	208,646	12

Oilfield	1,561,684	74	1,211,608	72
Distribution	546,040	26	470,513	28

Total	$2,107,724	100	$1,682,121	100

Geographic Revenues:
United States:
Oilfield	$574,925	27	$444,222	26
Distribution	386,579	19	299,089	18

Total United States	961,504	46	743,311	44

Canada:
Oilfield	106,655	5	116,333	7
Distribution	130,484	6	152,554	9

Total Canada	237,139	11	268,887	16

Non-North America:
Oilfield	880,104	42	651,053	39
Distribution	28,977	1	18,870	1

Total Non-North America	909,081	43	669,923	40

Total Revenue	$2,107,724	100	$1,682,121	100

Operating Income:
Oilfield	$311,013	20	$219,795	18
Distribution	29,235	5	26,026	6
General Corporate	(9,120)	*	(8,703)	*

Total	$331,128	16	$237,118	14

Market Data:
Average Worldwide Rig Count:(2)
United States	1,899	45	1,808	45
Canada	483	11	576	14
Non-North America	1,890	44	1,644	41

Total	4,272	100	4,028	100

Onshore	3,733	87	3,494	87
Offshore	539	13	534	13

Total	4,272	100	4,028	100

Average Commodity Prices:
Crude Oil ($/Bbl)(3)	$58.23		$63.48
Natural Gas ($/mcf)(4)	$7.18		$7.84

(1)	In 2007, the Company formed the Smith Borehole Enlargement (“SBE”) group, combining various product and service offerings from Smith Technologies and Smith Services. Due to the formation of SBE, prior period revenues were reclassified to conform to the current presentation.

(2)	Source: M-I SWACO.

(3)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(4)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by exploration and production spending in markets outside of North America, which contributes approximately two-thirds of the unit’s revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling accounts for approximately three percent of the worldwide rig count and generally is more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $1.0 billion for the first quarter of 2007, an increase of 29 percent above the prior year period. Excluding the impact of operations acquired during the prior twelve-month period, revenues grew 27 percent over the first quarter of 2006. The majority of the base revenue increase was generated in markets outside of North America, largely attributable to new contract awards and increased customer activity in the Europe/Africa and Asia offshore regions. North American base revenues grew 14 percent above the prior year level, reflecting new deepwater projects in the U.S. offshore market and increased customer spending and improved pricing related to land-based drilling programs.
Smith Technologies designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies has a high level of North American revenue exposure driven, in part, by the significance of its Canadian operations. Accordingly, depending on the duration and severity of the annual seasonal drilling decline in Canada, this factor could have an adverse effect on the unit’s second quarter financial performance. Smith Technologies reported revenues of $244.1 million for the quarter ended March 31, 2007, 22 percent above amounts reported in the comparable prior year period. On a geographic basis, approximately two-thirds of the revenue improvement was generated in markets outside North America reflecting higher land-based drilling activity levels in the Europe/Africa region. The year-over-year revenue growth was influenced by increased demand for the RHINO®Reamer and other borehole enlargement tools, higher global drilling activity and, to a lesser extent, the impact of price increases implemented during the past 12-month period. Increased demand for borehole enlargement technologies in offshore and other complex drilling applications has resulted in the development and introduction of new product sizes which has favorably impacted revenue volumes.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Revenues for Smith Services are relatively balanced between North America and the international markets and are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. Smith Services’ revenues for the three months ended March 31, 2007 totaled $282.5 million, 35 percent above the prior year period. Higher sales of tubular products in the U.S. market accounted for the majority of the year-over-year revenue growth, influenced, in part, by incremental manufacturing capacity added by the Company’s drill pipe supplier. Excluding the impact of tubular product sales, which are not highly correlated to drilling activity, business volumes increased 19 percent above the comparable prior year period. The majority of the non-tubular business growth was reported in the United States, reflecting increased customer demand for drilling, fishing and remedial products and services. Approximately 45 percent of the year-over-year non-tubular revenue growth was generated outside of North America, impacted by increases in the corresponding activity levels.
Operating Income
Operating income for the Oilfield segment was $311.0 million, or 19.9 percent of revenues, for the three months ended March 31, 2007. Segment operating margins were 1.8 percentage points above the prior year period with incremental operating income approximating 26 percent of revenues. The impact of a favorable business mix period-to-period, pricing initiatives and, to a lesser extent, improved general and administrative cost coverage all contributed to the margin expansion. On an absolute dollar basis, first quarter 2007 operating income increased $91.2 million, reflecting the impact of a 29 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses, including additional investment in personnel and infrastructure to support the expanding business operations.

Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of Wilson’s first quarter 2007 revenues generated in those markets. Moreover, approximately 25 percent of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $546.0 million for the first quarter of 2007, 16 percent above the comparable prior year period. The majority of the period-to-period growth reflects increased customer spending related to line pipe projects in the upstream and, to a lesser extent, midstream energy sector operations.
Operating Income
Operating income for the Distribution segment was $29.2 million, or 5.4 percent of revenues, for the quarter ended March 31, 2007. Segment operating margins were 10 basis points below the prior year period, reflecting a shift in the business mix towards line pipe sales, which carry lower relative margins. Improved fixed sales and administrative cost coverage, due to the increased business volumes, partially mitigated the impact of the business mix shift. On an absolute dollar basis, first quarter 2007 operating income increased $3.2 million above the amount reported in the prior year period, primarily reflecting the impact of higher business volumes on gross profit.
Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues:

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
Revenues	$2,107,724	100	$1,682,121	100

Gross profit	675,965	32	526,603	31
Operating expenses	344,837	16	289,485	17

Operating income	331,128	16	237,118	14

Interest expense	18,534	1	12,836	1
Interest income	(764)	—	(597)	—

Income before income taxes and minority interests	313,358	15	224,879	13

Income tax provision	93,099	4	72,662	4

Minority interests	60,101	3	45,001	3

Net income	$160,158	8	$107,216	6

Consolidated revenues were $2.1 billion for the first quarter of 2007, 25 percent above the prior year period. More than 80 percent of the revenue growth was attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 29 percent year-over-year influenced by new contract awards and a favorable customer mix in the Eastern Hemisphere and U.S. offshore markets, higher tubular product sales volumes and, to a lesser extent, increased global activity levels. The Distribution operations, driven by increased demand related to line pipe projects in the U.S., reported a 16 percent increase from the prior year quarter, also contributing to the consolidated revenue improvement.

Gross profit totaled $676.0 million for the first quarter, or 32 percent of revenues, 80 basis points above the margins reported in the comparable prior year period. The impact of higher business volumes on fixed costs coupled with an improved business mix and pricing realization influenced the gross margin expansion. On an absolute dollar basis, gross profit increased $149.4 million, or 28 percent, over the prior year quarter, primarily reflecting higher sales volumes in the Oilfield operations.
Operating expenses, consisting of selling, general and administrative expenses, increased $55.4 million from the prior year quarter; however, as a percentage of revenues, decreased 80 basis points. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including increased investment in personnel and infrastructure.
Net interest expense, which represents interest expense less interest income, equaled $17.8 million in the first quarter of 2007, an increase of $5.5 million from the prior year period. The variance primarily reflects higher average debt levels, largely associated with acquisition-related borrowings in the later half of 2006.
The effective tax rate for the first quarter approximated 30 percent, impacted by the claim of prior period U.S. research and development tax credits and other tax adjustments recognized during the March 2007 quarter. Excluding the non-recurring tax items, the effective rate approximated 32 percent, comparable to the rate reported in the prior year period, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense was $15.1 million above amounts reported in the prior year quarter primarily associated with improved profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At March 31, 2007, cash and cash equivalents equaled $93.1 million. During the first three months of 2007, the Company generated $41.2 million of cash flows from operations, which is $38.6 million above the amount reported in the comparable prior year period. The improvement in cash generated from operations was primarily attributable to the year-over-year increase in overall profitability levels.
During the March 2007 quarter, cash flows used in investing activities totaled $64.0 million, primarily consisting of amounts required to fund capital expenditures. Cash required to fund investing activities declined modestly from the prior year period as higher year-over-year capital spending requirements, influenced by new contract awards and continued geographic expansion, was largely offset by reduced acquisition funding levels.
Cash flows provided by financing activities totaled $35.0 million for the first quarter of 2007. Incremental investment in working capital, associated with the higher level of global business volumes, combined with increased funding requirements for employee profit sharing programs resulted in generating a limited amount of cash flow from operations during the first quarter of 2007. Accordingly, cash flow from operations was not sufficient to fund investing and financing activities resulting in incremental borrowings of $55.9 million under existing credit facilities.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of March 31, 2007, the Company had $199.0 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $196.5 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At March 31, 2007, the Company had available borrowing capacity of $78.1 million under the non-U.S. borrowing facilities.

The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of March 31, 2007, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
The Company makes regular quarterly distributions under a dividend program. The current annualized payout under the program of approximately $80 million is expected to be funded with future cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.
The Company’s Board of Directors has authorized a share buyback program that allows for the repurchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of March 31, 2007, the Company had 16.9 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $17.9 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $89.6 million of standby letters of credit and bid, performance and surety bonds at March 31, 2007. Management does not expect any material amounts to be drawn on these instruments.
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
As of March 31, 2007, the Company’s environmental reserve totaled $8.6 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2007, the Company does not believe that these differences will have a material impact on the Company’s financial position or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2006 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management’s most significant judgments and estimates. There have been no material changes in these critical accounting policies.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by the Company as of the specified effective date.
During 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which establishes accounting and disclosure requirements for uncertain tax positions. This pronouncement was adopted on January 1, 2007, and did not have a material impact on the Company’s results of operations or financial position. See Note 7 to the consolidated condensed financial statements for further discussion regarding FIN 48.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company’s 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2007. Based upon that evaluation, our principal executive and financial officers concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the first quarter of 2007, the Company repurchased 350,000 shares of common stock under the program at an aggregate cost of $13.9 million. The acquired shares have been added to the Company’s treasury stock holdings.
     A summary of the Company’s repurchase activity for the three months ended March 31, 2007 is as follows:

			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average Price Paid	Part of Publicly	Purchased Under
Period	of Shares Purchased	per Share	Announced Program	the Program
January 1 — January 31	234,800	$37.03	234,800	17,029,413
February 1 — February 28	33,100	40.28	33,100	16,996,313
March 1 — March 31	82,100	47.41	82,100	16,914,213

1st Quarter 2007	350,000	$39.77	350,000	16,914,213
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
Exhibits designated with an “*” are filed, and with an “**” furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.1	Form of Director Indemnification Agreement. Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: May 10, 2007	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: May 10, 2007	By:	/s/ Margaret K. Dorman
Margaret K. Dorman
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibits designated with an “*” are filed, and with an “**” furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed, as indicated below, are incorporated by reference.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.1	Form of Director Indemnification Agreement. Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.