Form 10-Q
period 2007-06-30
SMITH INTERNATIONAL INC
filed 2007-08-09
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 199,997,710 shares of common stock outstanding, net of shares held in Treasury, on August 2, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$2,114,373	$1,738,263	$4,222,097	$3,420,384

Costs and expenses:
Costs of revenues	1,417,827	1,193,250	2,849,586	2,348,768
Selling expenses	287,162	228,255	559,495	449,449
General and administrative expenses	76,935	71,298	149,439	139,589

Total costs and expenses	1,781,924	1,492,803	3,558,520	2,937,806

Operating income	332,449	245,460	663,577	482,578

Interest expense	17,605	14,685	36,139	27,521
Interest income	(895)	(696)	(1,659)	(1,293)

Income before income taxes and minority interests	315,739	231,471	629,097	456,350

Income tax provision	100,891	70,910	193,990	143,572

Minority interests	61,795	41,728	121,896	86,729

Net income	$153,053	$118,833	$313,211	$226,049

Earnings per share:
Basic	$0.76	$0.59	$1.56	$1.13
Diluted	$0.76	$0.59	$1.55	$1.12

Weighted average shares outstanding:
Basic	200,499	200,457	200,241	200,725
Diluted	202,097	202,162	201,815	202,371
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$94,903	$80,379
Receivables, net	1,597,371	1,592,230
Inventories, net	1,564,345	1,457,371
Deferred tax assets, net	39,467	51,070
Prepaid expenses and other	116,257	89,977

Total current assets	3,412,343	3,271,027

Property, Plant and Equipment, net	986,422	887,044

Goodwill, net	870,004	867,647

Other Intangible Assets, net	142,582	141,140

Other Assets	185,871	168,617

Total Assets	$5,597,222	$5,335,475

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$298,399	$287,704
Accounts payable	610,968	654,215
Accrued payroll costs	107,686	154,756
Income taxes payable	97,002	130,339
Other	145,084	152,454

Total current liabilities	1,259,139	1,379,468

Long-Term Debt	741,979	800,928

Deferred Tax Liabilities	152,994	143,124

Other Long-Term Liabilities	144,730	102,904

Minority Interests	1,015,287	922,114

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $1 par value; 250,000 shares authorized; 216,270 shares issued in 2007 (214,947 shares issued in 2006)	216,270	214,947
Additional paid-in capital	485,846	442,155
Retained earnings	1,925,446	1,653,480
Accumulated other comprehensive income	40,994	23,227
Less — Treasury securities, at cost; 15,863 common shares in 2007 (15,031 common shares in 2006)	(385,463)	(346,872)

Total stockholders’ equity	2,283,093	1,986,937

Total Liabilities and Stockholders’ Equity	$5,597,222	$5,335,475

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$313,211	$226,049
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	121,896	86,729
Depreciation and amortization	91,947	68,625
Deferred income tax provision	18,932	12,055
Increase in LIFO inventory reserves	21,777	14,948
Share-based compensation expense	16,721	13,385
Provision for losses on receivables	1,584	4,215
Foreign currency translation losses	2,330	1,075
Gain on disposal of property, plant and equipment	(11,210)	(9,717)
Equity earnings, net of dividends received	(5,594)	(6,399)
Gain on sale of operations	(1,534)	(5,930)
Changes in operating assets and liabilities:
Receivables	(20,371)	(161,082)
Inventories	(121,812)	(247,057)
Accounts payable	(44,371)	71,390
Other current assets and liabilities	(76,138)	(12,089)
Other non-current assets and liabilities	(13,163)	(16,262)

Net cash provided by operating activities	294,205	39,935

Cash flows from investing activities:
Acquisitions, net of cash acquired	(18,604)	(58,019)
Purchases of property, plant and equipment	(168,088)	(113,965)
Proceeds from disposal of property, plant and equipment	23,712	15,807
Proceeds from sale of operations	16,655	9,296

Net cash used in investing activities	(146,325)	(146,881)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	43,251	393,031
Principal payments of long-term debt	(115,514)	(215,290)
Net change in short-term borrowings	24,009	36,782
Purchases of common stock under Repurchase Program	(35,195)	(58,001)
Net proceeds related to long-term incentive awards	13,083	8,598
Payment of common stock dividends	(35,984)	(28,105)
Debt issuance costs	—	(4,744)
Distributions to minority partner	(28,000)	—

Net cash provided by (used in) financing activities	(134,350)	132,271

Effect of exchange rate changes on cash	994	634

Increase in cash and cash equivalents	14,524	25,959
Cash and cash equivalents at beginning of period	80,379	62,543

Cash and cash equivalents at end of period	$94,903	$88,502

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,568	$27,448
Cash paid for income taxes	163,967	123,830
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
Effective January 1, 2007, the Company has adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which establishes accounting and disclosure requirements for uncertain tax positions. The adoption did not have a material impact on the Company’s results of operations or financial position. See Note 8 for further discussion regarding FIN 48.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
3. Acquisitions and Dispositions
During the six months ended June 30, 2007, the Company completed two acquisitions in exchange for aggregate cash consideration of $18.6 million and the assumption of certain liabilities. The majority of the current year acquisition consideration relates to the purchase of D.S.I. Inspection Services, Inc. (“DSI”), a U.S.-based provider of inspection, machine shop and other related services. In addition, the Company may be required to fund additional cash consideration of up to $2.0 million upon the lapse of certain contingencies.
These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired approximated $4.8 million, primarily pertaining to DSI, which has been recorded as goodwill in the June 30, 2007 consolidated condensed balance sheet. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
From time to time, the Company divests of non-core operations in the normal course of business. During the second quarter, the Company disposed of certain majority-owned venture operations in exchange for cash consideration of $16.7 million. Although the transaction had a positive effect on cash flows, it did not materially impact results of operations. In connection with the disposition, the Company removed net assets related to the associated operations, which included $10.2 million of goodwill.
Pro forma results of operations have not been presented because the effect of these transactions was not material to the Company’s consolidated condensed financial statements.

4. Earnings Per Share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. Although all stock-based awards were included in diluted EPS computations for the three and six-month periods ended June 30, 2007, an immaterial number of outstanding stock option awards were excluded from the computation of diluted EPS as of June 30, 2006 because they were anti-dilutive. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPS:
Net income	$153,053	$118,833	$313,211	$226,049

Weighted average number of common shares outstanding	200,499	200,457	200,241	200,725

Basic EPS	$0.76	$0.59	$1.56	$1.13

Diluted EPS:
Net income	$153,053	$118,833	$313,211	$226,049

Weighted average number of common shares outstanding	200,499	200,457	200,241	200,725
Dilutive effect of stock options and restricted stock units	1,598	1,705	1,574	1,646

	202,097	202,162	201,815	202,371

Diluted EPS	$0.76	$0.59	$1.55	$1.12

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$143,834	$117,812
Work-in-process	154,918	147,543
Finished goods	1,380,912	1,285,558

	1,679,664	1,550,913

Reserves to state certain U.S. inventories (FIFO cost of $616,883 and $559,943 in 2007 and 2006, respectively) on a LIFO basis	(115,319)	(93,542)

	$1,564,345	$1,457,371

During the first half of 2007, the Company recorded additional LIFO reserves of $21.8 million. The increase primarily relates to the revaluation of on-hand inventories to current unit cost standards during the first quarter of 2007, which were increased to reflect modest cost inflation experienced in the Oilfield manufacturing operations.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30,	December 31,
	2007	2006
Land and improvements	$57,705	$55,138
Buildings	207,069	181,419
Machinery and equipment	783,909	717,761
Rental tools	657,903	597,468

	1,706,586	1,551,786
Less – Accumulated depreciation	(720,164)	(664,742)

	$986,422	$887,044

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

	Oilfield	Distribution	Consolidated
Balance as of December 31, 2006	$826,996	$40,651	$867,647
Goodwill acquired	4,833	1,721	6,554
Goodwill related to disposed operations	(10,197)	—	(10,197)
Purchase price and other adjustments	5,273	727	6,000

Balance as of June 30, 2007	$826,905	$43,099	$870,004

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years. The components of these other intangible assets are as follows:

	June 30, 2007			December 31, 2006			Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period (years)
Patents	$111,414	$28,167	$83,247	$101,269	$19,547	$81,722	13.1
License agreements	31,688	12,436	19,252	31,231	10,661	20,570	10.4
Non-compete agreements and trademarks	35,921	18,262	17,659	33,421	15,662	17,759	9.2
Customer lists and contracts	34,603	12,179	22,424	29,403	8,314	21,089	8.2

	$213,626	$71,044	$142,582	$195,324	$54,184	$141,140	11.5

Amortization expense of other intangible assets was $7.7 million and $3.9 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $15.2 million and $7.3 million for the six-month periods ended June 30, 2007 and 2006, respectively. On a calendar year basis, amortization expense is expected to approximate $30.9 million and $22.1 million for fiscal years 2007 and 2008, respectively. Additionally, amortization expense is anticipated to range between $10.9 million and $19.3 million per year for the 2009 – 2011 fiscal years.

8. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities. Pursuant to this newly issued guidance, the Company was required to record an additional $1.2 million of tax liabilities, including related interest and penalties, with a corresponding reduction in stockholders’ equity during the first quarter of 2007. From a policy standpoint, penalty and interest amounts related to income tax matters are classified as income tax expense in the Company’s financial statements.
The Company’s balance sheet at January 1, 2007 reflected $30.8 million of tax liabilities for uncertain tax positions, including $7.0 million of accrued interest and penalties. Approximately $0.9 million of this amount was classified as Income Taxes Payable with the remainder included in Other Long-Term Liabilities. There were no material changes in the liability established for uncertain tax positions during the first six months of 2007.
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
9. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$153,053	$118,833	$313,211	$226,049
Currency translation adjustments	13,045	11,067	17,618	11,610
Changes in unrealized fair value of derivatives, net	(114)	1,052	149	1,641

Comprehensive income	$165,984	$130,952	$330,978	$239,300

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following:

	June 30,	December 31,
	2007	2006
Currency translation adjustments	$43,173	$25,555
Unrealized fair value of derivatives	398	249
Pension liability adjustments	(2,577)	(2,577)

Accumulated other comprehensive income	$40,994	$23,227

10. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans, which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.0 million for each of the three-month periods ended June 30, 2007 and 2006, respectively, and $2.0 million for each of the six-month periods ended June 30, 2007 and 2006, respectively. Company contributions to the pension and postretirement benefit plans for the 2007 fiscal year are expected to approximate the prior year’s funding level of $5 million.
11. Long-Term Incentive Compensation
As of June 30, 2007, the Company had outstanding restricted stock units and stock options granted under the 1989 Long-Term Incentive Compensation Plan, as amended (the “Plan”). As of June 30, 2007, 1,896,302 shares were authorized for future issuance pursuant to the Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). Activity under the Company’s restricted stock program for the six-month period ended June 30, 2007 is presented below:

	Time-based Awards		Performance-based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units	Value(a)	Stock Units
Outstanding at December 31, 2006	524,552	$40.84	1,565,649	$39.64	2,090,201
Granted	21,700	42.78	—	—	21,700
Forfeited	(4,477)	39.11	(14,904)	35.50	(19,381)
Vested	(500)	27.73	(301,724)	38.74	(302,224)

Outstanding at June 30, 2007	541,275	$40.94	1,249,021	$39.90	1,790,296

(a)	Reflects the weighted average grant-date fair value.
Restrictions on 398,995 performance-based units and 153,939 time-based units outstanding at June 30, 2007 are expected to lapse during the 2007 fiscal year.
Stock Options
Activity under the Company’s stock option program for the six-month period ended June 30, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2006	3,351,381	$18.78
Granted	—	—
Forfeited	(43,344)	21.39
Exercised	(978,894)	16.82

Outstanding at June 30, 2007	2,329,143	19.55	6.0	$91,037

Exercisable at June 30, 2007	1,610,543	$18.12	5.6	$65,265

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock and stock options, was $8.5 million and $6.7 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $16.7 million and $13.4 million for the six-month periods ended June 30, 2007 and 2006, respectively. The total unrecognized share-based compensation expense for awards outstanding as of June 30, 2007 was $58.3 million, or approximately $34.9 million net of taxes and minority interests, which will be recognized over a weighted-average period of 2.2 years.

12. Industry Segments
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Oilfield	$1,614,915	$1,277,104	$3,176,599	$2,488,712
Distribution	499,458	461,159	1,045,498	931,672

	$2,114,373	$1,738,263	$4,222,097	$3,420,384

Revenues by Area:
United States	$987,046	$815,090	$1,948,550	$1,558,401
Canada	138,703	178,164	375,842	447,051

North America	1,125,749	993,254	2,324,392	2,005,452

Latin America	173,213	134,671	321,551	259,168
Europe/Africa	512,335	384,467	991,013	728,838
Middle East/Asia	303,076	225,871	585,141	426,926

Non-North America	988,624	745,009	1,897,705	1,414,932

	$2,114,373	$1,738,263	$4,222,097	$3,420,384

Operating Income:
Oilfield	$322,940	$231,948	$633,953	$451,743
Distribution	20,031	22,206	49,266	48,232
General corporate	(10,522)	(8,694)	(19,642)	(17,397)

	$332,449	$245,460	$663,577	$482,578

13. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $105.5 million of standby letters of credit and bid, performance and surety bonds at June 30, 2007. Management does not expect any material amounts to be drawn on these instruments.
Litigation
Rose Dove Egle v. John M. Egle, et al.
In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. (“Tri-Tech”) in exchange for cash consideration of approximately $20.4 million (the “Transaction”).
In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. In June 2007, the Louisiana Appellate Court reversed the 2004 verdict and ruled in favor of the Company; however, the plaintiffs have subsequently filed an appeal with the Louisiana Supreme Court. Based upon the facts and circumstances and discussions with outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.

Other
The Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental
The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company.
As of June 30, 2007, the Company’s environmental reserve totaled $8.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2007, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.

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
The Company’s operations are largely driven by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the financial condition of independent E&P companies and the overall level of global economic growth and activity. In addition, approximately six percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 55 percent of the Company’s consolidated revenues were generated in North America during the first six months of 2007, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 25 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution segment, 58 percent of the Company’s first half 2007 revenues were generated in markets outside of North America.
Business Outlook
The Company believes the industry is in the midst of a long-term energy cycle, supported by favorable supply and demand fundamentals. In the near-term, drilling activity levels are expected to be influenced by a modest seasonal recovery in Canadian business operations, as well as incremental investment in key Latin American markets. Although our U.S. business operations are expected to show continued growth during the second half of 2007, tropical weather disturbances in the U.S. Gulf are typically encountered during the third calendar quarter. This factor generally influences the planned number of offshore drilling programs during the September quarter and, in the event tropical storms form and enter the Gulf, could result in the curtailment of offshore operations.
Although a number of factors influence forecasted exploration and production spending, the Company’s business is highly dependent on the general economic environment in the United States and other major world economies – which ultimately impacts energy consumption and the resulting demand for our products and services. Any significant deterioration in the global economic environment or prolonged weakness in commodity prices could adversely affect worldwide drilling activity and the future financial results of the Company.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$1,086,524	51	$849,134	49	$2,121,608	50	$1,651,684	48
Smith Technologies(1)	248,294	12	214,317	12	492,385	12	414,729	12
Smith Services(1)	280,097	13	213,653	12	562,606	13	422,299	13

Oilfield	1,614,915	76	1,277,104	73	3,176,599	75	2,488,712	73
Distribution	499,458	24	461,159	27	1,045,498	25	931,672	27

Total	$2,114,373	100	$1,738,263	100	$4,222,097	100	$3,420,384	100

Geographic Revenues:
United States:
Oilfield	$599,901	29	$481,287	28	$1,174,826	28	$925,509	27
Distribution	387,145	18	333,803	19	773,724	18	632,892	19

Total United States	987,046	47	815,090	47	1,948,550	46	1,558,401	46

Canada:
Oilfield	62,032	3	75,336	4	168,687	4	191,669	6
Distribution	76,671	3	102,828	6	207,155	5	255,382	7

Total Canada	138,703	6	178,164	10	375,842	9	447,051	13

Non-North America:
Oilfield	952,982	45	720,481	41	1,833,086	43	1,371,534	40
Distribution	35,642	2	24,528	2	64,619	2	43,398	1

Total Non-North America	988,624	47	745,009	43	1,897,705	45	1,414,932	41

Total Revenue	$2,114,373	100	$1,738,263	100	$4,222,097	100	$3,420,384	100

Operating Income:
Oilfield	$322,940	20	$231,948	18	$633,953	20	$451,743	18
Distribution	20,031	4	22,206	5	49,266	5	48,232	5
General Corporate	(10,522)	*	(8,694)	*	(19,642)	*	(17,397)	*

Total	$332,449	16	$245,460	14	$663,577	16	$482,578	14

Market Data:
Average Worldwide Rig Count: (2)
United States	1,934	48	1,867	49	1,917	46	1,837	47
Canada	126	3	258	7	305	7	417	11
Non-North America	1,960	49	1,700	44	1,924	47	1,672	42

Total	4,020	100	3,825	100	4,146	100	3,926	100

Onshore	3,456	86	3,283	86	3,595	87	3,388	86
Offshore	564	14	542	14	551	13	538	14

Total	4,020	100	3,825	100	4,146	100	3,926	100

Average Commodity Prices:
Crude Oil ($/Bbl) (3)	$65.02		$70.72		$61.68		$67.13
Natural Gas ($/mcf) (4)	$7.65		$6.65		$7.42		$7.24

(1)	In 2007, the Company formed the Smith Borehole Enlargement (“SBE”) group, combining various product and service offerings from Smith Technologies and Smith Services. Due to the formation of SBE, prior period revenues were reclassified to conform to the current presentation.

(2)	Source: M-I SWACO.

(3)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(4)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by exploration and production spending in markets outside of North America, which contributes approximately two-thirds of the unit’s revenues, and by its exposure to the U.S. offshore market, which constitutes approximately 10 percent of the revenue base. U.S. offshore drilling programs, which account for approximately three percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $1.1 billion for the second quarter of 2007, a 28 percent increase from the prior year quarter. Excluding the impact of operations acquired during the prior twelve-month period, revenues grew 25 percent over the second quarter of 2006. Offshore revenues increased 49 percent over the June 2006 quarter, contributing 80 percent of the improvement in base business volumes. On a geographic basis, a favorable customer mix in the Europe/Africa market and new deepwater drilling programs in Asia accounted for the majority of the offshore revenue expansion. To a lesser extent, offshore business levels in the United States increased 33 percent over the prior year quarter, primarily influenced by higher completion activities in the Gulf of Mexico. For the six-month period, M-I SWACO reported revenues of $2.1 billion, a 28 percent increase over the amounts reported in the first half of 2006. The majority of the revenue increase was reported in markets outside of North America, largely reflecting expansion of offshore business volumes in the Europe/Africa and Asia regions related to new contract awards and increased customer activity. North American base revenues grew 13 percent above the comparable prior year amount due to increased customer spending in the revenue-intensive U.S. offshore market and, to a lesser extent, the impact of additional land-based drilling programs.
Smith Technologies designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies has a high level of North American revenue exposure driven, in part, by the significance of its Canadian operations. Accordingly, the seasonal Canadian drilling decline, which occurs in the second quarter, adversely impacts the unit’s financial performance. Smith Technologies reported revenues of $248.3 million for the quarter ended June 30, 2007, an increase of 16 percent over the comparable prior year period. The revenue growth over the June 2006 quarter was driven by a combination of higher activity levels outside North America, the impact of price increases introduced during the past 12-month period and further market penetration in key focus areas. From a geographic perspective, approximately 60 percent of the period-to-period revenue growth was reported in the United States, reflecting the impact of increased activity levels on drill bit products specifically designed for the premium land-based market. For the six-month period, Smith Technologies reported revenues of $492.4 million, a 19 percent improvement over the comparable prior year period. The majority of the year-over-year revenue growth was reported outside North America, reflecting higher activity levels and increased demand for borehole enlargement products — which grew 69 percent above the comparable prior year amount.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Excluding the impact of tubular sales volumes, which are not highly correlated to drilling activity levels, revenues for Smith Services are relatively balanced between North America and the international markets. In addition, Smith Services’ revenues are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. For the quarter ended June 30, 2007, Smith Services’ revenues totaled $280.1 million, 31 percent above the prior year period. The year-over-year revenue growth was influenced, in part, by increased demand for tubular products, primarily in the U.S. market. Excluding the impact of tubular product sales, business volumes increased 18 percent above the prior year period, reflecting increased demand for the hydra-jar® tool and other high-performance drilling products in the U.S. and Europe/Africa. For the first half of 2007, Smith Services reported revenues of $562.6 million, a 33 percent increase from the comparable prior year period. Excluding tubular sales, revenues were 18 percent above the level reported in the first six months of 2006, largely reflecting increased demand for fishing/remedial and high-performance drilling products and services. To a lesser extent, higher activity levels in Eastern Hemisphere markets also contributed to the favorable year-over-year comparison.

Operating Income
Operating income for the Oilfield segment was $322.9 million, or 20.0 percent of revenues, for the three months ended June 30, 2007. Segment operating margins were 1.8 percentage points above the prior year quarter, translating into 27 percent incremental operating income as a percentage of revenues. The impact of a favorable business mix, pricing and, to a lesser extent, improved cost coverage contributed to the year-over-year margin expansion. On an absolute dollar basis, second quarter 2007 operating income increased $91.0 million, primarily reflecting the impact of a 26 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses related to additional investment in personnel and infrastructure in support of the expanding business base. On a year-to-date basis, Oilfield operating margins improved 1.8 percentage points, reflecting gross margin expansion related to the impact of a favorable business mix and pricing initiatives period-to-period and, to a lesser extent, increased coverage of fixed and administrative costs. On an absolute dollar basis, six-month operating income was $182.2 million above the first half of 2006 level, largely attributable to the impact of higher revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.
Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 93 percent of Wilson’s second quarter 2007 revenues generated in those markets. Moreover, approximately 27 percent of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $499.5 million for the second quarter of 2007, eight percent above the comparable prior year period. The year-over-year revenue growth was reported by the domestic upstream and midstream energy sector operations, influenced by drilling and completion activity levels, new contract awards and customer spending for new line pipe projects. In addition, approximately one-third of the year-over-year improvement is attributable to the Europe/Africa region, reflecting increased project-related spending in the engineering and construction market. In the first six months of 2007, Wilson reported revenues totaling $1.0 billion, an increase of 12 percent from the first half of 2006. Three-fourths of the revenue variance from the prior year period was generated by the upstream energy operations, reflecting the impact of higher U.S. activity levels and increased line pipe project spending.
Operating Income
Operating income for the Distribution segment was $20.0 million, or 4.0 percent of revenues, for the quarter ended June 30, 2007. Segment operating margins were 80 basis points below the prior year period, reflecting an unfavorable shift in business mix that resulted from the combined impact of a more severe seasonal slowdown in Canada and a higher proportion of domestic line pipe and Non-North American project sales volumes — which carry lower relative gross margins. On an absolute dollar basis, second quarter 2007 operating income decreased $2.2 million below the amount reported in the prior year period, largely due to the impact of the unfavorable shift in business mix on gross profit. On a year-to-date basis, Distribution operating margins deteriorated 50 basis points, as improved fixed sales and administrative cost coverage, due to increased business volumes, were more than offset by the unfavorable shift in business mix. On an absolute dollar basis, operating income was $1.0 million above the amount reported in the first half of 2006. The operating income variance reflects the impact of higher revenue volumes on the segment’s reported gross profit, offset by growth in variable-based operating expenses.

Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$2,114,373	100	$1,738,263	100	$4,222,097	100	$3,420,384	100
Gross profit	696,546	33	545,013	31	1,372,511	33	1,071,616	31
Operating expenses	364,097	17	299,553	17	708,934	17	589,038	17

Operating income	332,449	16	245,460	14	663,577	16	482,578	14
Interest expense	17,605	1	14,685	1	36,139	1	27,521	1
Interest income	(895)	—	(696)	—	(1,659)	—	(1,293)	—

Income before income taxes and minority interests	315,739	15	231,471	13	629,097	15	456,350	13
Income tax provision	100,891	5	70,910	4	193,990	5	143,572	4
Minority interests	61,795	3	41,728	2	121,896	3	86,729	2

Net income	$153,053	7	$118,833	7	$313,211	7	$226,049	7

Consolidated revenues were $2.1 billion for the second quarter of 2007, 22 percent above the prior year period. Approximately 90 percent of the revenue growth was attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 26 percent year-over-year, influenced by new contract awards and a favorable customer mix in the Eastern Hemisphere offshore markets and, to a lesser extent, higher tubular product sales volumes in the U.S. market. The Distribution operations reported an eight percent increase from the prior year quarter, driven by higher drilling and completion activity in the U.S. and, to a lesser extent, project activity in the North Sea and West Africa markets. For the first half of 2007, consolidated revenues were $4.2 billion, 23 percent above the comparable 2006 period, with Oilfield segment business volumes contributing the majority of the revenue growth. Oilfield segment revenues rose 28 percent over amounts reported in the prior year period with the increase largely attributable to a favorable customer mix and increased activity levels outside North America, primarily Europe/Africa. To a lesser extent, increased demand for tubular products in the U.S., which grew 78 percent over the first half of 2006 level, also contributed to the revenue expansion.
Gross profit totaled $696.5 million for the second quarter, or 33 percent of revenues, 1.6 percentage points above the margins reported in the comparable prior year period. The impact of higher business volumes on fixed costs coupled with an improved business mix and pricing realization influenced the gross margin expansion. On an absolute dollar basis, gross profit increased $151.5 million, or 28 percent, over the prior year quarter, primarily reflecting higher sales volumes in the Oilfield operations. For the six-month period, gross profit totaled $1.4 billion, or 33 percent of revenues, 1.2 percentage points above the gross profit margins reported in the first half of 2006. The gross margin improvement reflects an increased proportion of Oilfield revenues, largely driven by growth in the level of offshore business volumes, which are generally more profitable than land-based or Distribution segment operations. On an absolute dollar basis, gross profit was $300.9 million above the six-month period ended June 30, 2006, again, largely attributable to higher sales volumes in the Oilfield operations.
Operating expenses, consisting of selling, general and administrative expenses, increased $64.5 million from the prior year quarter and were consistent as a percentage of revenues. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including increased investment in personnel and infrastructure in support of the expanding business base. Compared to the first six months of 2006, operating expenses increased $119.9 million; however, as a percentage of revenues, decreased 40 basis points. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline.
Net interest expense, which represents interest expense less interest income, equaled $16.7 million in the second quarter of 2007. Net interest expense increased $2.7 million and $8.3 million from the prior year quarter and first six months of 2006, respectively. The variance primarily reflects higher average debt levels, largely associated with acquisition-related borrowings in the later half of 2006.

The effective tax rate approximated 32 percent and 31 percent for the three and six-month periods ended June 30, 2007. Income tax expense and the resulting effective rates for the six-month periods are impacted by the inclusion of non-recurring tax benefits. Excluding the impact of non-recurring tax benefits, the effective rate declined 60 basis points below the June 2006 rate and was 40 basis points below the rate for the first half of 2006. The favorable comparison to the prior year effective rates, as well as to the U.S. statutory rate, was attributable to the higher proportion of M-I SWACO’s U.S. partnership earnings. Based on the structure of M-I SWACO’s U.S. operations, the minority partner is directly responsible for taxes on its share of U.S. partnership earnings. Accordingly, the Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense was $20.1 million and $35.2 million above amounts reported in the prior year quarter and first half of 2006, respectively, primarily associated with improved profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At June 30, 2007, cash and cash equivalents equaled $94.9 million. During the first six months of 2007, the Company generated $294.2 million of cash flows from operations, which is $254.3 million above the amount reported in the comparable prior year period. The favorable comparison was attributable to the reduced level of incremental working capital investment, largely influenced by improved receivable collections and, to a lesser extent, the year-over-year increase in overall profitability levels.
During the first six months of 2007, cash flows used in investing activities totaled $146.3 million, primarily consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $144.4 million in property plant and equipment, net of cash proceeds arising from certain asset disposals. Acquisition funding, which primarily related to the purchase of DSI, resulted in cash outflows of $18.6 million in the first half of 2007. Cash required to fund investing activities was consistent with the prior year level as higher capital spending requirements, influenced by new contract awards and continued geographic expansion, were largely offset by reduced acquisition funding levels and proceeds from the sale of certain business operations.
Cash flows used in financing activities totaled $134.4 million for the first half of 2007. The significant improvement in operating cash flows enabled the return of $71.2 million of cash to investors, in the form of regular dividends and share repurchases, and minority partner distributions of $28.0 million while providing sufficient funds to repay $48.3 million of outstanding indebtedness.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of June 30, 2007, the Company had $127.0 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $268.5 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At June 30, 2007, the Company had available borrowing capacity of $103.9 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of June 30, 2007, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
Additionally, $150.0 million of principal currently outstanding related to the 7.0 percent Senior Notes becomes due in the third quarter of 2007. The Company currently intends to use amounts available under existing credit facilities to fund the debt retirement. Management also continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

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
The Company’s Board of Directors has authorized a share buyback program that allows for the repurchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of June 30, 2007, the Company had 16.5 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $105.5 million of standby letters of credit and bid, performance and surety bonds at June 30, 2007. Management does not expect any material amounts to be drawn on these instruments.
Litigation
Rose Dove Egle v. John M. Egle, et al.
In April 1997, the Company acquired all of the equity interests in Tri-Tech Fishing Services, L.L.C. (“Tri-Tech”) in exchange for cash consideration of approximately $20.4 million (the “Transaction”).
In August 1998, the Company was added as a defendant in a First Amended Petition filed in the 15th Judicial District Court, Parish of Lafayette, Louisiana entitled Rose Dove Egle v. John M. Egle, et al. In the amended petition, the plaintiffs alleged that, due to an improper conveyance of ownership interest by the Tri-Tech majority partner prior to the Transaction, Smith purchased a portion of its equity interest from individuals who were not legally entitled to their Tri-Tech shares. The suit was tried in the first quarter of 2004, and a jury verdict of approximately $4.8 million was rendered in favor of the plaintiffs. In June 2007, the Louisiana Appellate Court reversed the 2004 verdict and ruled in favor of the Company; however, the plaintiffs have subsequently filed an appeal with the Louisiana Supreme Court. Based upon the facts and circumstances and discussions with outside legal counsel, management believes that an unfavorable outcome on this matter is not probable at this time. Accordingly, the Company has not recognized a loss provision in the accompanying consolidated condensed financial statements.
Other
The Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental
The Company routinely establishes and reviews the adequacy of reserves for estimated future environmental clean-up costs for properties currently or previously operated by the Company.
As of June 30, 2007, the Company’s environmental reserve totaled $8.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2007, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.

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
Effective January 1, 2007, the Company has adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which establishes accounting and disclosure requirements for uncertain tax positions. The adoption did not have a material impact on the Company’s results of operations or financial position. See Note 8 to the consolidated condensed financial statements for further discussion regarding FIN 48.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2007. Based upon that evaluation, our principal executive and financial officers concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2007, the Company repurchased 398,800 shares of common stock under the program at an aggregate cost of $21.3 million. The acquired shares have been added to the Company’s treasury stock holdings.
     A summary of the Company’s repurchase activity for the three months ended June 30, 2007 is as follows:

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
April 1 – April 30	206,900	$49.82	206,900	16,707,313
May 1 – May 31	16,900	51.18	16,900	16,690,413
June 1 – June 30	175,000	57.72	175,000	16,515,413

2nd Quarter 2007	398,800	$53.35	398,800	16,515,413
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders on April 24, 2007, stockholders of the Company elected all nominated directors, approved the Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan and ratified Deloitte & Touche LLP as independent registered public accountants for 2007 by the votes shown below.

	For	Withheld
Election of Directors:
James R. Gibbs	179,578,579	6,606,526
John Yearwood	183,391,870	2,793,235

				Broker
	For	Against	Abstain	Non-Votes
Approval of the Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan	156,476,161	5,544,008	1,340,941	22,823,995

Ratification of Deloitte & Touche LLP as independent registered public accountants for the Company for 2007	184,872,188	127,511	1,185,406	—

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

10.1
Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 24, 2007 and incorporated herein by reference.

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

SMITH INTERNATIONAL, INC. Registrant
Date: August 9, 2007	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: August 9, 2007	By:	/s/ Margaret K. Dorman
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

10.1
Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 24, 2007 and incorporated herein by reference.

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