Form 10-Q
period 2007-09-30
SMITH INTERNATIONAL INC
filed 2007-11-09
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 200,315,917 shares of common stock outstanding, net of treasury shares held, on November 2, 2007.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$2,245,059	$1,914,184	$6,467,156	$5,334,568

Costs and expenses:
Costs of revenues	1,516,153	1,295,971	4,365,739	3,644,739
Selling expenses	300,084	253,569	859,579	703,018
General and administrative expenses	78,485	76,919	227,924	216,508

Total costs and expenses	1,894,722	1,626,459	5,453,242	4,564,265

Operating income	350,337	287,725	1,013,914	770,303

Interest expense	17,103	17,287	53,242	44,808
Interest income	(1,152)	(830)	(2,811)	(2,123)

Income before income taxes and minority interests	334,386	271,268	963,483	727,618

Income tax provision	106,579	88,600	300,569	232,172

Minority interests	60,974	49,743	182,870	136,472

Net income	$166,833	$132,925	$480,044	$358,974

Earnings per share:
Basic	$0.83	$0.66	$2.40	$1.79
Diluted	$0.83	$0.66	$2.38	$1.78

Weighted average shares outstanding:
Basic	200,070	200,009	200,184	200,484
Diluted	202,078	201,811	201,891	202,158
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets

Current Assets:
Cash and cash equivalents	$98,716	$80,379
Receivables, net	1,770,691	1,592,230
Inventories, net	1,621,179	1,457,371
Deferred tax assets, net	53,139	51,070
Prepaid expenses and other	120,323	89,977

Total current assets	3,664,048	3,271,027

Property, Plant and Equipment, net	1,037,896	887,044

Goodwill, net	888,754	867,647

Other Intangible Assets, net	137,144	141,140

Other Assets	194,506	168,617

Total Assets	$5,922,348	$5,335,475

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$153,701	$287,704
Accounts payable	645,142	654,215
Accrued payroll costs	131,783	154,756
Income taxes payable	102,693	130,339
Other	145,886	152,454

Total current liabilities	1,179,205	1,379,468

Long-Term Debt	931,559	800,928

Deferred Tax Liabilities	157,348	143,124

Other Long-Term Liabilities	145,083	102,904

Minority Interests	1,073,116	922,114

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $1 par value; 250,000 shares authorized; 216,906 shares issued in 2007 (214,947 shares issued in 2006)	216,906	214,947
Additional paid-in capital	515,256	442,155
Retained earnings	2,072,285	1,653,480
Accumulated other comprehensive income	60,733	23,227
Less – Treasury securities, at cost; 16,606 common shares in 2007 (15,031 common shares in 2006)	(429,143)	(346,872)

Total stockholders’ equity	2,436,037	1,986,937

Total Liabilities and Stockholders’ Equity	$5,922,348	$5,335,475

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$480,044	$358,974
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	182,870	136,472
Depreciation and amortization	141,461	106,937
Share-based compensation expense	25,352	20,173
Increase in LIFO inventory reserves	22,131	16,864
Deferred income tax provision (benefit)	7,536	(4,380)
Provision for losses on receivables	2,740	5,443
Foreign currency translation losses	3,579	2,992
Gain on disposal of property, plant and equipment	(17,250)	(16,060)
Equity earnings, net of dividends received	(10,485)	(7,310)
Gain on sale of operations	(1,534)	(5,930)
Changes in operating assets and liabilities:
Receivables	(179,390)	(284,765)
Inventories	(169,290)	(285,098)
Accounts payable	(17,211)	101,046
Other current assets and liabilities	(61,674)	21,443
Other non-current assets and liabilities	(20,261)	(22,318)

Net cash provided by operating activities	388,618	144,483

Cash flows from investing activities:
Acquisition-related payments, net of cash acquired	(41,073)	(224,305)
Purchases of property, plant and equipment	(248,530)	(198,824)
Proceeds from disposal of property, plant and equipment	33,888	25,649
Proceeds from sale of operations	16,655	9,296

Net cash used in investing activities	(239,060)	(388,184)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	233,175	646,471
Principal payments of long-term debt	(272,676)	(250,443)
Net change in short-term borrowings	36,129	(8,243)
Purchases of common stock under Repurchase Program	(78,847)	(91,119)
Net proceeds related to long-term incentive awards	24,627	9,984
Excess tax benefit from share-based compensation	20,317	4,545
Payment of common stock dividends	(56,031)	(44,114)
Debt issuance costs	—	(4,744)
Distributions to minority partner	(40,097)	—

Net cash provided by (used in) financing activities	(133,403)	262,337

Effect of exchange rate changes on cash	2,182	1,161

Increase in cash and cash equivalents	18,337	19,797
Cash and cash equivalents at beginning of period	80,379	62,543

Cash and cash equivalents at end of period	$98,716	$82,340

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,482	$45,888
Cash paid for income taxes	271,883	206,199
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
Effective January 1, 2007, the Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which establishes accounting and disclosure requirements for uncertain tax positions. The adoption did not have a material impact on the Company’s results of operations or financial position. See Note 9 for further discussion regarding FIN 48.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
3. Acquisitions and Dispositions
During the nine months ended September 30, 2007, the Company completed four acquisitions in exchange for aggregate cash consideration of $27.6 million and the assumption of certain liabilities. The majority of the current year acquisition consideration relates to the purchase of D.S.I. Inspection Services, Inc. (“DSI”), a U.S.-based provider of inspection, machine shop and other related services. The Company may be required to fund additional cash consideration of up to $2.0 million related to the DSI transaction upon the lapse of certain contingencies.
These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired approximated $12.3 million, primarily pertaining to DSI, which has been recorded as goodwill in the September 30, 2007 consolidated condensed balance sheet. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
In certain situations, the Company negotiates transaction terms which provide for the payment of additional consideration if various financial and/or business objectives are met. During the nine-month period ended September 30, 2007, the Company paid $13.5 million of additional purchase consideration to settle obligations related to earn-out arrangements. The acquisition-related payments are reflected in the September 30, 2007 consolidated condensed balance sheet as goodwill.

From time to time, the Company divests of non-core operations in the normal course of business. During the nine months ended September 30, 2007, the Company disposed of certain majority-owned venture operations in exchange for cash consideration of $16.7 million. Although the transaction had a positive effect on cash flows, it did not materially impact results of operations. The Company properly eliminated net assets related to the associated operations, which included $10.2 million of goodwill, during the second quarter of 2007.
Pro forma results of operations have not been presented because the effect of these transactions was not material to the Company’s consolidated condensed financial statements.
4. Earnings Per Share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. For the three and nine-month periods ended September 30, 2007 and 2006, an immaterial number of outstanding stock-based awards were excluded from the computation of diluted EPS because they were anti-dilutive. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic EPS:
Net income	$166,833	$132,925	$480,044	$358,974

Weighted average number of common shares outstanding	200,070	200,009	200,184	200,484

Basic EPS	$0.83	$0.66	$2.40	$1.79

Diluted EPS:
Net income	$166,833	$132,925	$480,044	$358,974

Weighted average number of common shares outstanding	200,070	200,009	200,184	200,484
Dilutive effect of stock options and restricted stock units	2,008	1,802	1,707	1,674

	202,078	201,811	201,891	202,158

Diluted EPS	$0.83	$0.66	$2.38	$1.78

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	September 30,	December 31,
	2007	2006
Raw materials	$136,049	$117,812
Work-in-process	171,627	147,543
Finished goods	1,429,177	1,285,558

	1,736,853	1,550,913

Reserves to state certain U.S. inventories (FIFO cost of $601,819 and $559,943 in 2007 and 2006, respectively) on a LIFO basis	(115,674)	(93,542)

	$1,621,179	$1,457,371

During the first nine months of 2007, the Company recorded additional LIFO reserves of $22.1 million. The increase primarily relates to the revaluation of on-hand inventories to current unit cost standards during the first quarter of 2007, which were increased to reflect modest cost inflation experienced in the Oilfield manufacturing operations.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30,	December 31,
	2007	2006
Land and improvements	$60,314	$55,138
Buildings	220,751	181,419
Machinery and equipment	832,067	717,761
Rental tools	688,927	597,468

	1,802,059	1,551,786
Less – Accumulated depreciation	(764,163)	(664,742)

	$1,037,896	$887,044

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

	Oilfield	Distribution	Consolidated
Balance as of December 31, 2006	$826,996	$40,651	$867,647
Goodwill acquired	8,459	3,820	12,279
Goodwill related to disposed operations	(10,197)	—	(10,197)
Purchase price and other adjustments	18,298	727	19,025

Balance as of September 30, 2007	$843,556	$45,198	$888,754

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years. The components of these other intangible assets are as follows:

	September 30, 2007			December 31, 2006			Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period (years)
Patents	$112,096	$31,667	$80,429	$101,269	$19,547	$81,722	13.3
License agreements	32,550	13,351	19,199	31,231	10,661	20,570	10.2
Non-compete agreements and trademarks	37,012	19,668	17,344	33,421	15,662	17,759	9.3
Customer lists and contracts	34,603	14,431	20,172	29,403	8,314	21,089	8.5

	$216,261	$79,117	$137,144	$195,324	$54,184	$141,140	11.7

Amortization expense of other intangible assets was $8.1 million and $5.3 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $23.3 million and $12.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively. On a calendar year basis, amortization expense is expected to approximate $31.0 million and $22.7 million for fiscal years 2007 and 2008, respectively. Additionally, amortization expense is anticipated to range between $11.4 million and $19.8 million per year for the 2009 – 2011 fiscal years.

8. Debt
The following summarizes the Company’s outstanding debt:

	September 30, 2007	December 31, 2006
Current:
Short-term borrowings	$125,436	$89,307
Current portion of long-term debt	28,265	198,397

Short-term borrowings and current portion of long-term debt	$153,701	$287,704

Long-Term:
Senior Notes, net of unamortized discounts	$494,451	$651,413
Bank revolvers payable	316,000	160,500
Term loans and other	149,373	187,412

	959,824	999,325
Less — current portion of long-term debt	(28,265)	(198,397)

Long-term debt	$931,559	$800,928

During the third quarter of 2007, the Company utilized amounts available under existing revolving credit facilities to retire $150.0 million of Senior Notes which matured in September 2007.
Principal payments, net of unamortized discounts, of long-term debt for the twelve-month periods subsequent to September 30, 2008 are as follows:

2009	$26,938
2010	342,909
2011	246,594
2012	26,892
Thereafter	288,226

$931,559

9. Income Taxes
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
The Company’s balance sheet at January 1, 2007 reflected $30.8 million of tax liabilities for uncertain tax positions, including $7.0 million of accrued interest and penalties. Approximately $0.9 million of this amount was classified as Income Taxes Payable with the remainder included in Other Long-Term Liabilities. There were no material changes in the liability established for uncertain tax positions during the first nine months of 2007.
Although the Company does not expect to report a significant change in the amount of liabilities recorded for uncertain tax positions during the next twelve-month period, changes in the recorded reserves could impact future reported results. The tax liability for uncertain tax positions includes $17.5 million of reserves established for tax matters which, if allowed by the relevant taxing authorities, would reduce reported tax expense and the related effective tax rate.
The Company operates in more than 70 countries and is subject to income taxes in most of those jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Earliest Open Tax Period
Canada	2000
Italy	2001
Norway	1997
Russia	2004
United Kingdom	2001
United States	1999

10. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$166,833	$132,925	$480,044	$358,974
Currency translation adjustments	19,427	1,522	37,045	13,132
Changes in unrealized fair value of derivatives, net	312	354	461	1,995

Comprehensive income	$186,572	$134,801	$517,550	$374,101

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following:

	September 30,	December 31,
	2007	2006
Currency translation adjustments	$62,600	$25,555
Unrealized fair value of derivatives	710	249
Pension liability adjustments	(2,577)	(2,577)

Accumulated other comprehensive income	$60,733	$23,227

11. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans, which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.2 million and $1.0 million for each of the three-month periods ended September 30, 2007 and 2006, respectively, and $3.6 million and $2.9 million for each of the nine-month periods ended September 30, 2007 and 2006, respectively. Company contributions to the pension and postretirement benefit plans for the 2007 fiscal year are expected to approximate the $5 million amount funded in the prior year period.
12. Long-Term Incentive Compensation
As of September 30, 2007, the Company had outstanding restricted stock units and stock options granted under the 1989 Long-Term Incentive Compensation Plan, as amended (the “Plan”). As of September 30, 2007, 1,918,609 shares were authorized for future issuance pursuant to the Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). Activity under the Company’s restricted stock program for the nine-month period ended September 30, 2007 is presented below:

	Time-based Awards		Performance-based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units	Value(a)	Stock Units
Outstanding at December 31, 2006	524,552	$40.84	1,565,649	$39.64	2,090,201
Granted	29,200	45.47	—	—	29,200
Forfeited	(14,609)	40.11	(23,669)	36.61	(38,278)
Vested	(3,412)	33.68	(301,948)	38.74	(305,360)

Outstanding at September 30, 2007	535,731	$41.16	1,240,032	$39.91	1,775,763

(a)	Reflects the weighted average grant-date fair value.
Restrictions on 395,087 performance-based units and 150,416 time-based units outstanding at September 30, 2007 are expected to lapse during the fourth quarter of 2007.

Stock Options
Activity under the Company’s stock option program for the nine-month period ended September 30, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2006	3,351,381	$18.78
Granted	—	—
Forfeited	(54,254)	21.32
Exercised	(1,612,044)	17.39

Outstanding at September 30, 2007	1,685,083	20.03	5.8	$86,570

Exercisable at September 30, 2007	973,467	$18.02	5.2	$51,963

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock and stock options, was $8.6 million and $6.8 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $25.4 million and $20.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
Moreover, the total unrecognized share-based compensation expense for awards outstanding as of September 30, 2007 approximated $52.0 million, or $30.9 million net of taxes and minority interests, which will be recognized over a weighted-average period of 2.1 years.
13. Industry Segments
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Oilfield	$1,685,687	$1,412,934	$4,862,286	$3,901,646
Distribution	559,372	501,250	1,604,870	1,432,922

	$2,245,059	$1,914,184	$6,467,156	$5,334,568

Revenues by Area:
United States	$1,017,936	$905,002	$2,966,486	$2,463,403
Canada	195,330	221,953	571,172	669,004

North America	1,213,266	1,126,955	3,537,658	3,132,407

Latin America	208,193	139,872	529,744	399,040
Europe/Africa	534,012	418,845	1,525,025	1,147,683
Middle East/Asia	289,588	228,512	874,729	655,438

Non-North America	1,031,793	787,229	2,929,498	2,202,161

	$2,245,059	$1,914,184	$6,467,156	$5,334,568

Operating Income:
Oilfield	$336,482	$270,710	$970,435	$722,453
Distribution	24,533	25,359	73,799	73,591
General corporate	(10,678)	(8,344)	(30,320)	(25,741)

	$350,337	$287,725	$1,013,914	$770,303

14. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $22.0 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $118.5 million of standby letters of credit and bid, performance and surety bonds at September 30, 2007. Management does not expect any material amounts to be drawn on these instruments.
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
After an extended period of litigation, the Egle matter was concluded in October 2007. The Louisiana Supreme Court denied the plaintiffs’ final appeal, effectively closing the matter.
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
As of September 30, 2007, the Company’s environmental reserve totaled $7.8 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2007, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.

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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 81 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 55 percent of the Company’s consolidated revenues were generated in North America during the first nine months of 2007, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately 25 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution segment, 58 percent of the Company’s revenues were generated in markets outside of North America during the first nine months of 2007.
Business Outlook
After experiencing 15 percent compound annual rig count growth in North America over the past five-year period, North American activity levels are forecasted to remain relatively flat during the near-term. Markets outside North America should continue to expand as the increased number of drilling programs in Europe/Africa and Latin America, combined with the addition of a number of newbuild offshore rigs scheduled for delivery in 2008 and beyond, contribute to increased customer spending levels.
Although a number of factors influence forecasted exploration and production spending, the Company’s business is highly dependent on the general economic environment in the United States and other major world economies – which ultimately impacts energy consumption and the resulting demand for our products and services. High crude oil prices, which have risen over 50 percent during the past six month period, could contribute to a global economic slowdown – adversely impacting business volumes across the operations and the future financial results of the Company.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$1,110,542	49	$942,191	49	$3,232,150	50	$2,593,875	48
Smith Technologies(1)	259,104	12	228,765	12	751,489	12	643,494	12
Smith Services(1)	316,041	14	241,978	13	878,647	13	664,277	13

Oilfield	1,685,687	75	1,412,934	74	4,862,286	75	3,901,646	73
Distribution	559,372	25	501,250	26	1,604,870	25	1,432,922	27

Total	$2,245,059	100	$1,914,184	100	$6,467,156	100	$5,334,568	100

Geographic Revenues:
United States:
Oilfield	$606,254	27	$539,995	28	$1,781,080	28	$1,465,504	27
Distribution	411,682	18	365,007	19	1,185,406	18	997,899	19

Total United States	1,017,936	45	905,002	47	2,966,486	46	2,463,403	46

Canada:
Oilfield	83,861	4	104,902	6	252,548	4	296,571	6
Distribution	111,469	5	117,051	6	318,624	5	372,433	7

Total Canada	195,330	9	221,953	12	571,172	9	669,004	13

Non-North America:
Oilfield	995,572	44	768,037	40	2,828,658	43	2,139,571	40
Distribution	36,221	2	19,192	1	100,840	2	62,590	1

Total Non-North America	1,031,793	46	787,229	41	2,929,498	45	2,202,161	41

Total Revenue	$2,245,059	100	$1,914,184	100	$6,467,156	100	$5,334,568	100

Operating Income:
Oilfield	$336,482	20	$270,710	19	$970,435	20	$722,453	19
Distribution	24,533	4	25,359	5	73,799	5	73,591	5
General Corporate	(10,678)	*	(8,344)	*	(30,320)	*	(25,741)	*

Total	$350,337	16	$287,725	15	$1,013,914	16	$770,303	14

Market Data:
Average Worldwide Rig Count: (2)
United States	1,998	45	1,947	47	1,944	46	1,874	47
Canada	313	7	437	10	307	7	424	10
Non-North America	2,087	48	1,778	43	1,979	47	1,707	43

Total	4,398	100	4,162	100	4,230	100	4,005	100

Onshore	3,819	87	3,627	87	3,669	87	3,468	87
Offshore	579	13	535	13	561	13	537	13

Total	4,398	100	4,162	100	4,230	100	4,005	100

Average Commodity Prices:
Crude Oil ($/Bbl) (3)	$73.24		$70.60		$66.22		$68.29
Natural Gas ($/mcf) (4)	$6.56		$6.18		$7.03		$6.88

(1)	In 2007, the Company formed the Smith Borehole Enlargement (“SBE”) group, combining various product and service offerings from Smith Technologies and Smith Services. Due to the formation of SBE, prior period revenues were reclassified to conform to the current presentation.

(2)	Source: M-I SWACO.

(3)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(4)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes over 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately 30 percent of the unit’s revenues. Offshore drilling programs, which account for approximately 13 percent of the worldwide rig count, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $1.1 billion for the third quarter of 2007, an 18 percent increase from the prior year quarter. Approximately 85 percent of the year-over-year revenue growth was reported in the Eastern Hemisphere operations, driven by increased customer activity and new contract awards in the Former Soviet Union, West Africa and North Sea markets. To a lesser extent, increased offshore project activity in the Middle East/Asia region also contributed to the Eastern Hemisphere revenue growth. The remainder of the reported increase related to higher land-based revenues in Latin America influenced, in part, by the impact of recent drilling fluid contract awards in Mexico. For the nine-month period, M-I SWACO reported revenues of $3.2 billion, a 25 percent increase over the amounts reported in the nine months ended September 30, 2006. Approximately three-fourths of the revenue improvement was attributable to growth in Eastern Hemisphere markets, largely reflecting a 42 percent increase in offshore business volumes related to new contract awards and increased customer activity. Western Hemisphere revenues grew 13 percent above the comparable nine-month period of 2006 due to the impact of new land-based contract awards in Latin America and higher customer spending in the revenue-intensive U.S. offshore market.
Smith Technologies designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies has a high level of North American revenue exposure driven, in part, by the significance of its Canadian operations. Smith Technologies reported revenues of $259.1 million for the quarter ended September 30, 2007, an increase of 13 percent over the comparable prior year period. The majority of the revenue growth was generated in markets outside North America, driven by higher activity levels and increased customer demand for borehole enlargement tools. To a lesser extent, improved business volumes in the U.S. operations, influenced by higher diamond bit rental volumes and price increases introduced during the past 12-month period, also contributed to the favorable year-over-year comparison. For the nine-month period, Smith Technologies reported revenues of $751.5 million, a 17 percent improvement over the comparable period of 2006. More than 60 percent of the year-over-year revenue growth was reported outside North America, benefiting from higher activity levels and strong drill bit sales volumes in Europe/Africa and Asia. Growing demand for borehole enlargement products outside North America also contributed to the year-over-year revenue expansion. Revenue growth in North America compared favorably to the nine-month period of 2006 and the corresponding change in activity levels, largely reflecting the influence of improved diamond bit rental volumes and pricing realization in the U.S. across all core product lines.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Excluding the impact of tubular sales volumes, which are not highly correlated to drilling activity levels, revenues for Smith Services are relatively balanced between North America and the international markets. In addition, Smith Services’ revenues are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. Smith Services’ revenues for the three months ended September 30, 2007 totaled $316.0 million, 31 percent above the prior year period. The majority of the year-over-year revenue increase was attributable to growth in U.S. business volumes, driven by increased demand for tubular products. To a lesser extent, improved activity levels contributed to higher sales of drilling products and services in the U.S. and Eastern Hemisphere markets. For the nine months ended September 30, 2007, Smith Services reported revenues of $878.6 million, a 32 percent increase from the comparable prior year period. Excluding tubular sales and rentals, revenues were 17 percent above the level reported in the first nine months of 2006, driven by increased demand for high-performance drilling and remedial products and services, including the hydra-jar® tool, and higher activity levels outside North America.
Operating Income
Operating income for the Oilfield segment was $336.5 million, or 20.0 percent of revenues, for the three months ended September 30, 2007. Oilfield segment margins increased 80 basis points above the prior year quarter. The margin expansion was influenced by improved fixed cost coverage in general and administrative support functions and higher gross profit margins attributable to offshore business volume growth and the impact of year-over-year pricing initiatives. On an absolute dollar basis, third quarter 2007 operating income increased $65.8 million over the prior year quarter, primarily reflecting the impact of higher business volumes and, to a lesser extent, pricing on gross profit. On a year-to-date basis, Oilfield operating margins improved 1.5 percentage points, reflecting gross margin expansion related to increased business volumes and pricing initiatives period-to-period and, to a lesser extent, improved fixed cost coverage associated with general and administrative support functions. On an absolute dollar basis, nine-month operating income was $248.0 million above the first nine months of 2006, largely attributable to the impact of higher revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.

Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 94 percent of Wilson’s third quarter 2007 revenues generated in those markets. Moreover, approximately 24 percent of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $559.4 million for the third quarter of 2007, 12 percent above the comparable prior year period. The year-over-year revenue growth was reported by the energy operations, reflecting increased drilling and completion activity in the upstream sector and, to a lesser extent, additional spending for line pipe projects by midstream customers. On a geographic basis, approximately one-fourth of the year-over-year improvement is attributable to the Europe/Africa region, due to increased project-related spending in the engineering and construction market. In the first nine months of 2007, Wilson reported revenues totaling $1.6 billion, an increase of 12 percent from the nine months ended September 30, 2006. Three-fourths of the revenue variance from the prior year period was generated by the upstream energy operations, influenced by higher U.S. drilling activity levels and increased line pipe project spending. The impact of lower Canadian business volumes for the first nine months of 2007, related to the corresponding decline in drilling activity levels, was partially offset by new project-related spending in Europe/Africa.
Operating Income
Operating income for the Distribution segment was $24.5 million, or 4.4 percent of revenues, for the quarter ended September 30, 2007. Segment operating margins were 70 basis points below the prior year period, reflecting the impact of an increased proportion of line pipe sales and project orders, which carry relatively lower margins, on gross profit. On an absolute dollar basis, third quarter 2007 operating income decreased $0.8 million below the amount reported in the prior year period driven by the impact of an unfavorable shift in product mix on gross profit. On a year-to-date basis, Distribution operating margins deteriorated 50 basis points, again, driven by an unfavorable shift in business mix consisting of a higher proportion of line pipe and international project business volumes. The impact of lower Canadian activity levels also contributed to the decline in operating margins. On an absolute dollar basis, operating income was $0.2 million above the amount reported in the first nine months of 2006, largely reflecting improved fixed selling and administrative cost coverage.

Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$2,245,059	100	$1,914,184	100	$6,467,156	100	$5,334,568	100
Gross profit	728,906	33	618,213	32	2,101,417	33	1,689,829	31
Operating expenses	378,569	17	330,488	17	1,087,503	17	919,526	17

Operating income	350,337	16	287,725	15	1,013,914	16	770,303	14
Interest expense	17,103	1	17,287	1	53,242	1	44,808	1
Interest income	(1,152)	—	(830)	—	(2,811)	—	(2,123)	—

Income before income taxes and minority interests	334,386	15	271,268	14	963,483	15	727,618	13
Income tax provision	106,579	5	88,600	5	300,569	5	232,172	4
Minority interests	60,974	3	49,743	2	182,870	3	136,472	2

Net income	$166,833	7	$132,925	7	$480,044	7	$358,974	7

Consolidated revenues were $2.2 billion for the third quarter of 2007, 17 percent above the prior year period. More than three-fourths of the revenue growth was attributable to increased demand for Oilfield segment product offerings. Oilfield segment revenues grew 19 percent year-over-year primarily driven by higher Eastern Hemisphere offshore business volumes and the impact of new Latin American land-based drilling fluid contracts. To a lesser extent, higher demand for tubular and diamond drilling bit products in the U.S. market, which more than offset the impact of lower Canadian activity levels, also contributed to the year-over-year Oilfield revenue expansion. The Distribution operations reported a 12 percent increase from the prior year quarter, driven by higher drilling and completion activity in the U.S. and, to a lesser extent, project activity in the West Africa market. For the first nine months of 2007, consolidated revenues were $6.5 billion, 21 percent above the comparable 2006 period, with Oilfield segment business volumes contributing approximately 85 percent of the revenue growth. Oilfield segment revenues rose 25 percent over amounts reported in the prior year period, driven by higher global offshore business volumes due, in part, to a favorable customer mix and increased activity levels outside North America. To a lesser extent, the revenue comparison to the nine-month period ended September 30, 2006 also reflects the impact of a 75 percent increase in tubular sales and rentals in the U.S. market.
Gross profit totaled $728.9 million for the third quarter of 2007, or 33 percent of revenues — approximately 20 basis points above the level reported in the prior year period. For the nine-month period, gross profit totaled $2.1 billion, or 33 percent of revenues, 80 basis points above the gross profit margins reported in the first nine months of 2006. The results for both periods reflect improved Oilfield margins and, to a lesser extent, an increased proportion of Oilfield revenues, which generate higher comparable margins. On an absolute dollar basis, gross profit increased $110.7 million, or 18 percent, over the prior year quarter and $411.6 million, or 24 percent, above the nine-month period ended September 30, 2006, with the improvement for both comparisons largely attributable to higher sales volumes in the Oilfield operations.
Operating expenses, consisting of selling, general and administrative expenses, increased $48.1 million from the prior year quarter; however, as a percentage of revenues, decreased 40 basis points. Improved fixed cost coverage in general and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including increased investment in personnel and infrastructure in support of the expanding business base. Compared to the first nine months of 2006, operating expenses increased $168.0 million; although, as a percentage of revenues, decreased 40 basis points, again, reflecting improved coverage of general and administrative costs.
Net interest expense, which represents interest expense less interest income, equaled $16.0 million in the third quarter of 2007. Net interest expense decreased $0.5 million from the prior year quarter, influenced by lower average short-term interest rates. For the first nine months of 2007, net interest expense increased $7.7 million from the comparable period of 2006, reflecting higher average debt levels largely associated with acquisition-related borrowings in the later half of 2006.

The effective tax rate approximated 32 percent and 31 percent for the three and nine-month periods ended September 30, 2007, approximately 70 basis points below the effective rates reported for the comparable periods of 2006. The favorable comparison to the prior year effective rates, as well as to the U.S. statutory rate, was influenced by the higher proportion of M-I SWACO’s U.S. partnership earnings and lower state income tax accrual rates. Based on the structure of M-I SWACO’s U.S. operations, the minority partner is directly responsible for taxes on its share of U.S. partnership earnings. Accordingly, the Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense was $11.2 million and $46.4 million above amounts reported in the prior year quarter and first nine months of 2006, respectively, primarily associated with improved profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At September 30, 2007, cash and cash equivalents equaled $98.7 million. During the first nine months of 2007, the Company generated $388.6 million of cash flows from operations, significantly above the amount reported in the comparable prior year period. The favorable comparison was attributable to the year-over-year increase in overall profitability levels and, to a lesser extent, the reduced level of incremental working capital investment.
During the first nine months of 2007, cash flows used in investing activities totaled $239.1 million, primarily consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisition-related payments. The Company invested $214.6 million in property plant and equipment, after taking into consideration cash proceeds arising from certain asset disposals. Cash invested in acquired business operations, net of dispositions, totaled $24.4 million during the first nine months of 2007. The amount was attributable to the DSI purchase and, to a lesser extent, the settlement of certain earn-out arrangements related to previously acquired operations. Net cash used in investing activities declined significantly from the prior year period due to lower required acquisition funding levels.
Cash flows used in financing activities totaled $133.4 million for the first nine months of 2007.  The significant level of borrowings required in the prior year period were not necessary in the first nine months of 2007, attributable to improved operating cash flow generation and lower acquisition funding needs.
The Company’s primary internal source of liquidity is cash flow generated from operations.  Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities.  During the third quarter of 2007, the Company utilized available capacity under its existing U.S. revolving credit facilities to retire $150.0 million of debt that matured during the period. Accordingly, as of September 30, 2007, the Company had $316.0 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $79.5 million of capacity available for future operating or investing needs.  The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs.  At September 30, 2007, the Company had available borrowing capacity of $105.4 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed.  The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets.  The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements.  As of September 30, 2007, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity.  Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
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
The Company’s Board of Directors has authorized a share buyback program that allows for the repurchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of September 30, 2007, the Company had 15.8 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $22.0 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $118.5 million of standby letters of credit and bid, performance and surety bonds at September 30, 2007. Management does not expect any material amounts to be drawn on these instruments.
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
After an extended period of litigation, the Egle matter was concluded in October 2007. The Louisiana Supreme Court denied the plaintiffs’ final appeal, effectively closing the matter.
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
As of September 30, 2007, the Company’s environmental reserve totaled $7.8 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2007, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.

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
Effective January 1, 2007, the Company has adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which establishes accounting and disclosure requirements for uncertain tax positions. The adoption did not have a material impact on the Company’s results of operations or financial position. See Note 9 to the consolidated condensed financial statements for further discussion regarding FIN 48.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2007. Based upon that evaluation, our principal executive and financial officers concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the third quarter of 2007, the Company repurchased 743,000 shares of common stock under the program at an aggregate cost of $43.7 million. The acquired shares have been added to the Company’s treasury stock holdings.
          A summary of the Company’s repurchase activity for the three months ended September 30, 2007 is as follows:

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
July 1 – July 31	225,000	$61.34	225,000	16,290,413
August 1 – August 31	493,000	57.15	493,000	15,797,413
September 1 – September 30	25,000	67.02	25,000	15,772,413

3rd Quarter 2007	743,000	$58.75	743,000	15,772,413
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

SMITH INTERNATIONAL, INC. Registrant
Date: November 9, 2007	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: November 9, 2007	By:	/s/ Margaret K. Dorman
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