Form 10-K
period 2007-12-31
SMITH INTERNATIONAL INC
filed 2008-02-29
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-8514

SMITH INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3822631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16740 East Hardy Road
Houston, Texas	77032
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (281) 443-3370
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The aggregate market value of the voting stock held by non-affiliates on June 30, 2007 was $11,592,318,768 (197,686,200) shares at the closing price on the New York Stock Exchange of $58.64. On June 30, 2007, 216,269,869 shares of common stock were outstanding. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.
     There were 200,810,969 shares of common stock outstanding, net of shares held in Treasury, on February 22, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Proxy Statement related to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form.

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
     The Company was incorporated in the state of California in January 1937 and reincorporated under Delaware law in May 1983. The Company’s executive offices are headquartered at 16740 East Hardy Road, Houston, Texas 77032 and its telephone number is (281) 443-3370. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s Internet website at www.smith.com as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Benefits Committee and Nominating and Corporate Governance Committee are also available on the Investor Relations section of the Company’s Internet website. The Company intends to disclose on its website any amendments or waivers to its Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. Printed copies of these documents are available to stockholders upon request.
     The Company’s operations are aggregated into two reportable segments: Oilfield and Distribution. The Oilfield segment consists of three business units: M-I SWACO, a 60 percent-owned joint venture which provides drilling and completion fluid systems, engineering and technical services, oilfield production chemicals and manufactures and markets equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management; Smith Technologies, which designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools; and Smith Services, which manufactures and markets products and services used for drilling, work-over, well completion and well re-entry operations. The Distribution segment consists of one business unit, Wilson, which markets pipe, valves and fittings as well as mill, safety and other maintenance products to energy and industrial markets.
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
Business Operations
Oilfield Segment
M-I SWACO
     Fluid Products and Services. Fluid product offerings, which account for approximately 60 percent of M-I SWACO’s total revenues, include premium drilling fluids, reservoir drill-in fluids and other products and engineering services used in the development of oil and natural gas wells. Drilling fluids are used to cool and lubricate the bit during drilling operations, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Engineering services are provided to ensure that the fluid products are applied effectively to optimize drilling operations. These services include recommending products and services during the well planning phase; monitoring drilling fluid properties; recommending adjustments during the drilling phase; and analyzing/benchmarking well results after completion of the project to improve the efficiencies of future wells.
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
     Fluid Competition. The major competitors in the worldwide drilling fluids market, which approximated $6.9 billion in 2007, are Halliburton Energy Services (a division of Halliburton Company (“Halliburton”)) and Baker Hughes Drilling Fluids (a division of Baker Hughes, Inc. (“Baker Hughes”)). While M-I SWACO and these companies supply a majority of the market, the drilling fluids industry is highly competitive, with a significant number of smaller, locally based competitors.
     Generally competition for sales of drilling and completions fluids is based on a number of factors, including wellsite engineering services, product quality and availability, technical support, service response and price.
     M-I SWACO Environmental Solutions Products and Services. M-I SWACO manufactures and markets equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management to the worldwide drilling market. Environmental Solution product and service offerings account for approximately 20 percent of M-I SWACO’s total revenues.
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
     M-I SWACO Environmental Solutions Competition. M-I SWACO competes with Brandt/Rigtech (a subsidiary of National Oilwell Varco, Inc. (“National-Oilwell Varco”)) and Derrick/Oil Tools. Additionally, there are a number of regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on product availability, equipment performance, technical support and price.
     M-I SWACO Wellbore Assurance Products and Services. Wellbore Assurance product offerings, which account for approximately 15 percent of M-I SWACO’s total revenues, include completion fluids, completion tools and completion fluid filtration services. These offerings are used during the completion phase of the well to facilitate maximum production.

     Completion fluids (clear brines) are solids-free, clear-salt solutions that are non-damaging to the producing formation. Operators use these specially designed fluid systems in combination with a comprehensive range of specialty chemicals to control bottom-hole pressures, while meeting the specific corrosion inhibition, viscosity and fluid loss requirements necessary during the completion and workover phase of a well. These systems are specially engineered to maximize well production by minimizing formation damage that can be caused by solids-laden systems. M-I SWACO provides a complete line of completion fluids products, including low- and high-density brines, specialty chemicals, wellsite engineering and technical and laboratory support services.
     Completion tools, also known as specialized tools, are used in the critical stage of displacing drilling fluids with completion fluids. The tools work in connection with completion fluids to promote a clean wellbore, facilitating the installation of essential hardware used in the completion process. M-I SWACO provides a broad range of tools including casing cleaning, debris recovery and circulating tools. Filtration services are used to remove solids from brine fluids during completion operations.
     Wellbore Assurance Competition. The major competitors in the worldwide wellbore assurance market, which approximated $1.5 billion in 2007, are Baroid Completion Fluids (a division of Halliburton), Tetra Technologies, Inc. and Baker Hughes. Generally, competition is based on a number of factors including wellsite engineering services, product quality and availability, technical support, service response and price.
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
Smith Technologies
     Products and Services. Smith Technologies is a worldwide leader in the design, manufacture and marketing of drill bits primarily used in drilling oil and natural gas wells. In addition, Smith Technologies is a leading provider of borehole enlargement tools and downhole turbine drilling products (referred to as “turbodrills”) and services that enhance the operating performance of petroleum drill bits in certain applications. Smith Technologies’ product offerings are designed principally for the premium market segments where faster drilling rates and greater footage drilled provide significant economic benefits in reducing the total cost of a well.
     Smith Technologies designs, manufactures and markets three-cone drill bits for the petroleum industry, ranging in size from 3 1/2 to 32 inches in diameter. Three-cone bits work by crushing and shearing the rock formation as the bit is turned. These three-cone bits comprise two major components — the body and the cones, which contain different types of pointed structures referred to as “cutting structures” or “teeth.” The cutting structures are either an integral part of the steel cone with a hardmetal-applied surface (referred to as “milled tooth”) or made of an inserted material (referred to as “insert”), which is usually tungsten carbide. The Company also produces three-cone drill bits in which the tungsten carbide insert is coated with polycrystalline diamond. In certain formations, bits produced with diamond-enhanced inserts last longer and increase penetration rates, which substantially decreases overall drilling costs. For the year ended December 31, 2007, three-cone drill bits accounted for approximately 50 percent of the Company’s total drill bit sales.
     In addition, Smith Technologies designs, manufactures and markets diamond drill bits. Diamond bits consist of a single body made of either a matrix powder alloy or steel. The cutting structures of diamond bits consist of either polycrystalline diamond cutters, which are brazed on the bit, or natural or synthetic diamonds, which are impregnated in the bit. These bits, which range in size from 2 3/4 to 26 inches in diameter, work by shearing the rock formation with a milling action as the bit is turned. Over the past few years, the drill bit market has shifted towards a higher mix of diamond bit products as improved designs and manufacturing processes have enabled diamond products to be used in a wider array of drilling applications. For the year ended December 31, 2007, diamond drill bits accounted for approximately 50 percent of the Company’s total drill bit sales.

     Additionally, the Company manufactures and markets hole openers and underreamers which are designed to create larger hole diameters in certain sections of the wellbore. The patented Rhino® Reamer, Reamaster® and simultaneous drilling and hole enlargement system are three examples of products that aid the customer in realizing lower drilling costs through technology. Through the use of the simultaneous drilling and hole enlargement system above the drill bit, the operator may drill the main well bore with the bit and enlarge the diameter of the hole above the drill bit in the same run.
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
     Competition. Smith Technologies’ major competitors in the drill bit business are Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and ReedHycalog (a division of Grant Prideco, Inc.). While Smith Technologies and these companies supply the majority of the worldwide drill bit market, which approximated $2.9 billion in 2007, they compete with more than 20 companies. The main competitors in the borehole enlargement business are Andergauge (a division of Grant Prideco, Inc.), Security DBS and Sperry Drilling Services (divisions of Halliburton). Generally, competition in these markets is based on a number of factors, including performance, quality, reliability, service, price, technological advances and breadth of products.
Smith Services
     Products and Services. Smith Services is a leading global provider of technologically advanced drilling, tubular, fishing, remedial, multilateral and completion products, services and solutions to the oil and gas drilling industry.
     Smith Services’ Drilling Products and Services business provides a broad range of downhole impact tools for drilling applications as well as numerous other specialized downhole drilling products and services. Smith Services sells and rents impact drilling tools such as the Hydra-Jar®Tool and the Accelerator®Tool, which are used to free stuck drill strings during the drilling process. Additionally, Drilling on Gauge Subs and Borrox AP Reamers are some of the Company’s tools used by operators for maintaining hole gauge and quality of the wellbore. Smith Services also offers tubular drill string components, such as drill collars, subs, stabilizers, kellys and Hevi-Wate™DrillPipe, and provides related inspection services, including drillstring repair and rebuild services. These components and their placement in the drillstring are supported by engineering and field technical services in order to optimize bottom hole management techniques. Through state-of-the-art software, Smith Services aids the customer in maximizing the life of drillstring components. Rotating control devices for flow control in underbalanced / managed pressure drilling applications, such as the Hold 1500®Tool and the Hold 2500®Tool, and automatic connection torque monitoring and control systems are designed and manufactured by Smith Services.
     Smith Services’ Fishing and Remedial Services business provides a comprehensive package of fishing, remedial and thru-tubing services. Fishing operations clear and remove obstructions from a wellbore that may arise during drilling, completion or workover activities or during a well’s production phase. This operation requires a wide variety of specialty tools, including fishing jars, milling tools and casing cutters, most of which are manufactured by Smith Services. These tools are operated by Company service personnel or sold or rented to third-party fishing companies.

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
     Approximately three-fourths of Wilson’s 2007 revenues were generated in the energy sector, which includes exploration and production companies and companies with operations in the petroleum industry’s pipeline sector. The remainder related to sales in the downstream and industrial market, including refineries, petrochemical and power generation plants and other energy-focused operations. Approximately 20 percent of Wilson’s 2007 revenues were reported in Canada, attributable to the CE Franklin Ltd. operations, a publicly-traded distribution business in which the Company owns the majority of the outstanding common stock.
     Competition. Wilson’s competitors in its energy sector operations include National-Oilwell Varco, McJunkin Red Man Corporation and a significant number of smaller, locally based operations. Wilson’s competitors in the downstream and industrial market include Hagemeyer NV, Ferguson Enterprises, Inc., McJunkin Red Man Corporation and W.W. Grainger, Inc. The distribution market that Wilson participates in is highly competitive. Generally, competition involves numerous factors, including price, experience, customer service and equipment availability.

Non-U.S. Operations
     Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith’s management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Latin America, Europe/Africa, and Middle East/Asia. Approximately 55 percent, 54 percent and 55 percent of the Company’s revenues in 2007, 2006 and 2005, respectively, were derived from equipment or services sold or provided outside the United States. The Company’s Distribution operations constitute a significant portion of the consolidated revenue base and are concentrated in North America which serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution operations, approximately 64 percent, 63 percent and 65 percent of the Company’s revenues were generated in non-U.S. markets in 2007, 2006 and 2005, respectively.
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
     The Company has historically invested significant resources in research and engineering in order to provide customers with broader product lines and technologically-advanced products and services. The Company’s expenditures for research and engineering activities are attributable to the Company’s Oilfield segment and totaled $110.7 million in 2007, $88.3 million in 2006 and $73.6 million in 2005. Research and engineering expenditures approximated 1.7 percent, 1.6 percent and 1.8 percent of the Company’s Oilfield segment revenues in 2007, 2006 and 2005, respectively.
     Although the Company has over 4,400 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent.
Employees
     At December 31, 2007, the Company had 19,865 full-time employees throughout the world. Most of the Company’s employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I SWACO and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

Officers of the Registrant
The names and ages of all officers of the Company, all positions and offices with the Company presently held by each person named and their business experience are stated below. Positions, unless otherwise specified, are with the Company.

Name, Age and Positions	Principal Current Occupation and Other Significant Positions Held
Doug Rock (61) Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	Chairman of the Board since February 1991, elected Chief Executive Officer in March 1989 and served as President and Chief Operating Officer since December 1987. Held various positions since joining the Company in June 1974.

Malcolm W. Anderson (60) Senior Vice President, Human Resources	Senior Vice President, Human Resources since December 2006. Joined Company as Vice President, Human Resources in May 2004. Vice President Human Resources at Hewlett Packard from January 2001 to April 2004. Vice President Human Resources at Weatherford International Ltd. from April 1996 to December 2000.

Richard E. Chandler, Jr. (51) Senior Vice President, General Counsel and Secretary	Senior Vice President and Secretary since January 2006 and General Counsel since August 2005. Joined predecessor to M-I SWACO in December 1986 as Vice President, General Counsel and Secretary. Named Senior Vice President — Administration, General Counsel and Secretary of M-I SWACO in January 2004.

Margaret K. Dorman (44) Senior Vice President, Chief Financial Officer and Treasurer	Senior Vice President, Chief Financial Officer and Treasurer since June 1999. Joined Company as Director of Financial Reporting in December 1995 and named Vice President, Controller and Assistant Treasurer in February 1998.

Bryan L. Dudman (51) President, Smith Services	President, Smith Services since January 2006. Held various positions since joining the Company in January 1979. Prior to being named to current position, served as Senior Vice President of M-I SWACO’s Western Hemisphere Operations since May 1994.

John J. Kennedy (55) President and Chief Executive Officer, Wilson	President and Chief Executive Officer, Wilson since June 1999. Held various positions since joining the Company in November 1986. Elected Vice President, Chief Accounting Officer and Treasurer in March 1994 and named Senior Vice President, Chief Financial Officer and Treasurer in April 1997.

Donald McKenzie (58) President and Chief Executive Officer, M-I SWACO	President and Chief Executive Officer, M-I SWACO since May 2006. Held various positions since joining the Company in 1989. Named Senior Vice President of M-I SWACO’s Eastern Hemisphere Operations of M-I SWACO in April 1994. Appointed Chief Operating Officer of M-I SWACO in January 2006.

Michael D. Pearce (60) President, Smith Technologies	President, Smith Technologies since May 2005. Joined Company as Vice President Sales of the Company’s GeoDiamond Division in April 1995 and named Vice President Sales of Smith Technologies in August 1998.

Peter J. Pintar (49) Vice President, Corporate Strategy and Development	Vice President Corporate Strategy and Development since September 2005. Held various positions at DTE Energy Company between October 1997 and August 2005, including Director — Corporate Development, Managing Director — Venture Capital Investments, and Director — Investor Relations.

Joseph S. Rinando, III (36) Vice President and Controller	Vice President and Controller since April 2006. Joined Company as Director of Financial Reporting in May 2003. Served as Audit Manager for PricewaterhouseCoopers LLP from July 2000 to June 2002 and Senior Manager from July 2002 to May 2003.

Geraldine D. Wilde (57) Vice President, Taxes and Assistant Treasurer	Vice President, Taxes since February 1998. Joined Company as Manager of Taxes and Payroll of predecessor to M-I SWACO in December 1986 and named Director of Taxes and Assistant Treasurer in April 1997.
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
     Changes in any of these factors could adversely impact our financial condition, results of operations or cash flows.
There are certain risks associated with conducting business in markets outside of North America.
     We are a multinational oilfield service company and generate the majority of our Oilfield segment revenues in markets outside of North America. Changes in conditions within certain countries that have historically experienced a high degree of political and/or economic instability could adversely impact our financial condition, results of operations or cash flows. Additional risks inherent in our non-North American business activities include:
•	Changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots and terrorist acts;

•	Unexpected changes in regulatory requirements;

•	Fluctuations in currency exchange rates and the value of the U.S. dollar;

•	Restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	Governmental actions that result in the deprivation of contract or proprietary rights; and

•	Governmental sanctions.

We operate in a highly technical and competitive environment.
     We operate in a highly-competitive business environment. Accordingly, demand for our products and services is largely dependent on our ability to provide leading-edge, technology-based solutions that reduce the operator’s overall cost of developing energy assets. If competitive or other market conditions impact our ability to continue providing superior-performing product offerings, our financial condition, results of operations or cash flows could be adversely impacted.
Our businesses are subject to a variety of governmental regulations.
     We are exposed to a variety of federal, state, local and international laws and regulations relating to matters such as environmental, health and safety, labor and employment, import/export control, currency exchange, bribery and corruption and taxation. These laws and regulations are complex, change frequently and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact our financial condition, results of operations or cash flows.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The principal facilities and properties utilized by the Company at December 31, 2007 are shown in the table below. Generally, the facilities and properties are owned by the Company.

	Principal Products Processed,	Land	Approx. Bldg.
Location	Manufactured or Distributed	(Acres)	Space (sq.ft.)
Oilfield Segment:
Houston, Texas	Smith corporate headquarters, tubulars, surface and
	downhole tools, remedial products, liner hangers,
	diamond drill bits, turbodrills, drilling and fishing
	jars and fishing tool equipment	96	1,075,800
Volgograd, Russia	Drilling fluid and waste management products	17	719,350
Houston, Texas	M-I SWACO corporate headquarters and research center	22	268,400
Macae, Brazil	Drilling fluid chemical products	5	234,870
Florence, Kentucky	Separator units, mill units, parts, screens and motors	6	214,000
Ponca City, Oklahoma	Three-cone drill bits	15	207,000
Oruro, Bolivia	Drilling fluids	5	202,740
Aberdeen, Scotland	Downhole tools and remedial products	10	155,000
Changzhou, China	Drilling and downhole tools	3	146,360
Greybull, Wyoming	Bentonite mine and processing	8,394	110,000
Saline di Volterra, Italy	Three-cone drill bits	11	99,900
Tulsa, Oklahoma	Oilfield and industrial screening products	7	95,000
Edinburgh, Scotland	Wire cloth and oilfield screening products	3	92,450
Salzweld, Germany	Drilling fluid processing	2	86,000
Nisku, Alberta, Canada	Fishing and remedial services	10	83,000
Provo, Utah	Synthetic diamond materials	5	68,300
Aberdeen, Scotland	Production chemical processing	2	66,000
Karmoy, Norway	Barite and bentonite processing	5	51,000
Greystone, Nevada	Barite mine and processing	268	50,000
Macon, Georgia	Separator units and screens	1	49,000
Battle Mountain, Nevada	Barite processing	23	43,000
Zelmou, Morocco	Barite mine	3,954	41,000
Nisku, Alberta, Canada	Drilling fluid chemical products	4	37,280
Zavalla, Texas	Drilling fluid chemical products	33	36,000
Nivellas, Belgium	Separator units, mill units, parts, screens and motors	5	31,780
Scurelle, Italy	Diamond drill bits and synthetic diamond materials	4	31,000
Spruce Grove, Canada	Drilling fluid processing	7	30,450
Amelia, Louisiana	Barite processing	26	25,000
Berra, Italy	Solids control equipment	4	24,930
Port Fouchon, Louisiana	Drilling fluid storage, processing and distribution	11	24,600
Galveston, Texas	Barite processing	6	21,000
Grand Prairie, Canada	Fishing and remedial services	4	13,960
Foss/Aberfeldy, Scotland	Barite mine and processing	102	10,000
Mountain Springs, Nevada	Barite mine	900	—

Distribution Segment:
La Porte, Texas	Pipe, valves and fittings	15	440,000
Tampa, Florida	Pipe, valves and fittings	4	86,200
Trainer, Pennsylvania	Pipe, valves and fittings	3	23,000
     The Company considers its mines and manufacturing and processing facilities to be in good condition and adequately maintained. The Company also believes its facilities are suitable for their present and intended purposes and are generally adequate for the Company’s current and anticipated level of operations.
     The Company’s Corporate headquarters is located in Houston, Texas. The Company also leases various administrative and sales offices, as well as warehouses and service centers in the United States and other countries in which it conducts business. The Company believes that it will be able to renew and extend its property leases on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

Item 3. Legal Proceedings
     Information relating to various commitments and contingencies, including legal proceedings, is described in Note 16 of the Consolidated Financial Statements included elsewhere in this report on Form 10-K and is incorporated herein by reference.
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

	2006 Common Stock				2007 Common Stock
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$44.63	$44.35	$45.79	$44.11	$48.41	$60.34	$74.00	$75.34
Low	$35.66	$36.17	$36.05	$35.89	$36.01	$48.84	$56.78	$59.16
     On February 22, 2008, the Company had 1,771 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $62.33.
Stock Repurchases
     During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the fourth quarter of 2007, the Company repurchased 78,500 shares of common stock in the open market at an aggregate cost, including commissions, of $4.7 million. As of December 31, 2007, the Company has repurchased 4.3 million shares at an average cost of $44.03 per share under the current program. The acquired shares have been added to the Company’s treasury stock holdings.
     The following table summarizes the Company’s repurchase activity for the three months ended December 31, 2007:

			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program
October 1 — 31	—	$—	—	15,772,413
November 1 — 30	78,500	59.64	78,500	15,693,913
December 1 — 31	—	—	—	15,693,913

4th Quarter 2007	78,500	$59.64	78,500	15,693,913
Dividend Program
     In February 2005, the Company’s Board of Directors approved a regular quarterly cash dividend program. The Board of Directors declared dividends of $80.1 million, $64.0 million and $48.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     On February 6, 2008, the Company’s Board of Directors increased the quarterly cash dividend to $0.12 per share, beginning with the distribution payable April 14, 2008 to stockholders of record on March 14, 2008. The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company’s financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, future business prospects and other factors that the Board of Directors deem relevant.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2007	2006	2005	2004(a)	2003
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$8,764,330	$7,333,559	$5,579,003	$4,419,015	$3,594,828

Gross profit	2,855,657	2,344,271	1,685,138	1,351,939	1,075,931

Operating income	1,369,797	1,080,081	670,561	438,764	328,747

Income before cumulative effect of change in accounting principle	647,051	502,006	302,305	182,451	124,634

Diluted earnings per share before cumulative effect of change in accounting principle(b)	3.20	2.49	1.48	0.89	0.62

Balance Sheet Data:
Total assets	$6,061,880	$5,335,475	$4,059,914	$3,506,778	$3,097,047

Long-term debt	845,624	800,928	610,857	387,798	488,548

Total stockholders’ equity	2,594,897	1,986,937	1,578,505	1,400,811	1,235,776

Cash dividends declared per common share(c)	0.40	0.32	0.24	—	—
     The Selected Financial Data above should be read together with the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K in order to understand factors, such as business combinations completed during 2007, 2006 and 2005, and unusual items, which may affect the comparability of the Selected Financial Data.
(a)	The 2004 results include a $31.4 million, or $0.10 per share, litigation-related charge associated with a patent infringement suit.

(b)	All fiscal years prior to 2005 have been restated for the impact of a two-for-one stock dividend distributed on August 24, 2005.

(c)	In February 2005, the Company’s Board of Directors approved a regular quarterly cash dividend program. For additional information regarding the Company’s dividend program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” to this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. This discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements we make in this section due to a number of factors that are discussed beginning on page 10.
Company Products and Operations
     The Company is a leading global provider of premium products and services to the oil and gas exploration and production industry. The Company provides a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, turbines, borehole enlargement tools, tubulars, fishing services, drilling tools, underreamers, casing exit and multilateral systems, packers and liner hangers. The Company also offers supply chain management solutions through an extensive North American branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.
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
     Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 54 percent of the Company’s consolidated revenues were generated in North America during 2007, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for 24 percent of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution segment, approximately 60 percent of the Company’s 2007 revenues were generated in markets outside of North America.
     Finally, over the past few years, a number of factors have driven an increase in the importance of national oil companies (NOCs) in the global energy industry. NOCs currently control approximately 80 percent of world oil reserves and account for nearly three-quarters of production. As we look forward, NOCs and their governments will likely have more control over the pace and the manner in which oil and gas resources are developed — which could have implications for Smith and other oilfield service industry participants. We believe we have been successful developing strong business relationships with NOCs, which contribute a sizable portion of our revenues.
Business Outlook
     After experiencing 14 percent compound annual rig count growth in North America over the past five-year period, North American activity levels are forecasted to remain relatively flat during the near-term. Markets outside North America should continue to expand as the increased number of drilling programs in the Eastern Hemisphere, combined with the addition of a number of newbuild offshore rigs scheduled for delivery in 2008 and beyond, contribute to increased customer spending levels.
     Although a number of factors influence forecasted exploration and production spending, the Company’s business is highly dependent on the general economic environment in the United States and other major world economies – which ultimately impacts energy consumption and the resulting demand for our products and services. A global economic slowdown could pare energy demand and adversely impact business volumes across our operations and the future financial results of the Company.

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

	For the Years Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$4,422,408	50	$3,573,395	49	$2,682,511	48
Smith Technologies(1)	1,018,578	12	884,616	12	654,611	12
Smith Services(1)	1,191,583	14	929,727	12	641,877	12

Oilfield	6,632,569	76	5,387,738	73	3,978,999	72
Wilson	2,131,761	24	1,945,821	27	1,600,004	28

Total	$8,764,330	100	$7,333,559	100	$5,579,003	100

Geographic Revenues:
United States:
Oilfield	$2,396,281	27	$2,009,997	27	$1,393,564	25
Distribution	1,571,525	18	1,374,732	19	1,127,142	20

Total United States	3,967,806	45	3,384,729	46	2,520,706	45

Canada:
Oilfield	338,692	4	404,121	5	313,912	6
Distribution	432,738	5	487,167	7	399,653	7

Total Canada	771,430	9	891,288	12	713,565	13

Non-North America:
Oilfield	3,897,596	45	2,973,620	41	2,271,523	41
Distribution	127,498	1	83,922	1	73,209	1

Total Non-North America	4,025,094	46	3,057,542	42	2,344,732	42

Total Revenue	$8,764,330	100	$7,333,559	100	$5,579,003	100

Operating Income:
Oilfield	$1,315,644	20	$1,012,295	19	$625,384	16
Distribution	94,629	4	101,830	5	64,714	4
General Corporate	(40,476)	*	(34,044)	*	(19,537)	*

Total	$1,369,797	16	$1,080,081	15	$670,561	12

Market Data:
Average Worldwide Rig Count:(2)
United States	1,961	46	1,901	47	1,666	47
Canada	311	7	413	10	408	11
Non-North America	2,009	47	1,747	43	1,517	42

Total	4,281	100	4,061	100	3,591	100

Onshore	3,719	87	3,523	87	3,069	85
Offshore	562	13	538	13	522	15

Total	4,281	100	4,061	100	3,591	100

Average Commodity Prices:
Crude Oil ($/Bbl)(3)	$72.36		$66.25		$56.71
Natural Gas ($/mcf)(4)	7.12		6.98		9.01

(1)	In 2007, the Company formed the Smith Borehole Enlargement (“SBE”) group, combining various product and service offerings from Smith Technologies and Smith Services. Due to the formation of SBE, prior period revenues were reclassified to conform to the current presentation.

(2)	Source: M-I SWACO.

(3)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(4)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Segment
Revenues
     M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately 30 percent of the unit’s revenues. Offshore drilling programs, which accounted for approximately 13 percent of the worldwide rig count in 2007, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. For the year ended December 31, 2007, M-I SWACO reported revenues of $4.4 billion, an increase of 24 percent over the amounts reported in the 2006 fiscal year. Three-quarters of the revenue improvement was attributable to growth in Eastern Hemisphere markets, largely reflecting a 40 percent increase in offshore business volumes related to new contract awards and increased customer activity in the North Sea, Middle East/Asia and West Africa regions. Western Hemisphere revenues grew 13 percent above the prior year level due to the impact of new land-based contract awards in Mexico and higher customer spending in the deepwater markets of the United States and Brazil. M-I SWACO’s revenues totaled $3.6 billion for the year ended December 31, 2006, an increase of 33 percent over the prior year. Excluding the impact of acquired operations, revenues grew 31 percent over the prior year. Approximately two-thirds of the base revenue increase was generated in markets outside of North America, primarily reflecting new contract awards and increased customer activity in the Europe/Africa and Middle East offshore markets. North American base revenues grew 33 percent above the prior year level, largely attributable to increased investment by exploration and production companies in land-based drilling projects and the impact of price increases implemented in late 2005.
     Smith Technologies designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. For the year ended December 31, 2007, Smith Technologies reported revenues of $1.0 billion, an increase of 15 percent over the prior year — significantly above the comparable five percent growth in worldwide activity levels. Approximately 60 percent of the year-over-year revenue growth was reported outside North America, driven by significant growth in demand for borehole enlargement products, strong three-cone drill bit sales volumes in Europe/Africa and, to a lesser extent, increased activity levels. Revenue growth in North America compared favorably to the prior year and the corresponding change in activity levels, largely reflecting the influence of improved diamond bit rental volumes and improved market penetration for three-cone products in the United States. For the year ended December 31, 2006, Smith Technologies reported revenues of $884.6 million, an increase of 35 percent over the prior year level. The majority of the revenue increase was reported by the Western Hemisphere operations, influenced by higher U.S. land-based drilling activity, improved pricing and, to a lesser extent, strong demand for turbine products in the Latin America market. Revenues generated in the Eastern Hemisphere region increased 35 percent, contributing one-third of the revenue improvement over the prior year. The year-over-year increase reflects growth in the Middle East, Former Soviet Union and the North Sea area, attributable to new contract awards and improved market penetration.
     Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Smith Services’ revenues are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. In recent years, growth in the number of U.S. land-based drilling programs has resulted in strong demand for additional rigs and related drilling equipment, including the Company’s premium tubular products and drill pipe. Excluding the impact of tubular sales volumes, revenues for Smith Services are relatively balanced between North America and the international markets. Smith Services revenues totaled $1.2 billion for the year ended December 31, 2007, up 28 percent from the 2006 level. Approximately two-thirds of the year-over-year revenue growth was attributable to increased demand for tubular products, predominantly in the United States. Excluding the impact of tubular product sales and rentals, business volumes rose 15 percent from the prior year — favorably impacted by increased demand for high-performance drilling, fishing and remedial products and services, including the hydra-jar® tool, in the U.S. and North Sea markets. For the year ended December 31, 2006, Smith Services reported revenues of $929.7 million, 45 percent above the 2005 fiscal year. The year-over-year revenue growth was significantly influenced by increased demand for tubular products in the U.S. market. Excluding the impact of tubular product sales, business volumes increased 24 percent above the prior year. The majority of the non-tubular business growth was reported in North America, reflecting increased customer demand for premium remedial product and service lines. The revenue growth in markets outside of North America was driven by increased demand for remedial product offerings, primarily in the Middle East, North Sea and Former Soviet Union regions.

Operating Income
     Operating income for the Oilfield segment was $1.3 billion, or 19.8 percent of revenues for the year ended December 31, 2007. The segment operating margins were 1.0 percentage point above the prior year level, reflecting incremental operating margins of 24 percent. The period-to-period improvement was influenced by higher gross profit margins, attributable to offshore business volume growth and the impact of pricing initiatives, and improved fixed cost coverage in general and administrative support functions. On an absolute dollar basis, fiscal 2007 operating income increased $303.3 million over the prior year, largely attributable to the impact of higher revenue volumes on reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base. For the 2006 fiscal year, operating income for the Oilfield segment was $1.0 billion, or 18.8 percent of revenues. The segment operating margins were 3.1 percentage points above the prior year level with incremental operating income approximating 28 percent of revenues. The operating margin growth was predominantly driven by increased business volumes, but was also favorably impacted by an improved business mix and pricing initiatives. To a lesser extent, the margin improvement was influenced by improved general and administrative cost coverage. On an absolute dollar basis, fiscal 2006 operating income increased $386.9 million over the prior year, largely attributable to the impact of a 35 percent increase in business volumes on gross profit, mitigated by higher variable-based operating expenses.
Distribution Segment
Revenues
     Wilson markets pipe, valves and fittings, as well as mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada.  The segment has the most significant North American revenue exposure of any of the Company’s operations with 94 percent of Wilson’s 2007 revenues generated in those markets.  Moreover, approximately 25 percent of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment.  Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. For the year ended December 31, 2007, Wilson reported revenues of $2.1 billion, 10 percent above the 2006 fiscal year.  The revenue growth was reported by the energy operations, influenced by higher U.S. drilling activity levels and increased line pipe project spending. The impact of lower Canadian business volumes during 2007, related to the corresponding decline in drilling activity levels, was substantially offset by project-related spending in Europe/Africa. For the year ended December 31, 2006, Wilson reported revenues of $1.9 billion, 22 percent above the prior year.  Two-thirds of the revenue growth was generated by the upstream energy operations, reflecting higher spending by exploration and production companies associated with increased North American drilling and completion activity and the impact of new contract awards.  Industrial and downstream sales volumes grew 13 percent, influenced by increased customer spending related to line pipe projects.
Operating Income
     Operating income for the Distribution segment in fiscal 2007 was $94.6 million, or 4.4 percent of revenues.  Segment operating margins deteriorated 80 basis points, reflecting the impact on gross profit of an increased proportion of line pipe and international project business volumes, which carry relatively lower margins, and the influence of the year-over-year decline in Canadian drilling activity levels. On an absolute dollar basis, operating income was $7.2 million below the amount reported in 2006, largely due to the impact of the unfavorable business mix on gross profit and higher variable-based operating expenses. For the year ended December 31, 2006, operating income for the Distribution segment in fiscal 2006 was $101.8 million, or 5.2 percent of revenues.  The operating margin improvement of 1.2 percentage points reflects lower operating expenses as a percentage of revenues and, to a lesser extent, gross margin expansion.  Incremental operating income was 11 percent of revenues, with the majority of the growth attributable to the energy sector operations, influenced by increased coverage of fixed sales and administrative costs.  On an absolute dollar basis, segment operating income was $37.1 million above the amount reported in 2005, impacted by a 22 percent increase in revenue volumes on the segment’s reported gross profit, partially offset by higher variable-based operating expenses.

Consolidated Discussion
     For the periods indicated, the following table summarizes the consolidated results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	For the Years Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Revenues	$8,764,330	100	$7,333,559	100	$5,579,003	100

Gross profit	2,855,657	33	2,344,271	32	1,685,138	30

Operating expenses	1,485,860	17	1,264,190	17	1,014,577	18

Operating income	1,369,797	16	1,080,081	15	670,561	12

Interest expense	69,990	1	62,967	1	44,446	1
Interest income	(4,068)	—	(2,982)	—	(1,692)	—

Income before income taxes and minority interests	1,303,875	15	1,020,096	14	627,807	11

Income tax provision	408,471	5	326,674	4	202,743	4

Minority interests	248,353	3	191,416	3	122,759	2

Net income	$647,051	7	$502,006	7	$302,305	5

2007 versus 2006
     Consolidated revenues increased to $8.8 billion for the year ended December 31, 2007, 20 percent above the prior year. Oilfield segment business volumes contributed more than 85 percent of the revenue increase — influenced by significant growth in offshore business volumes outside North America and the impact of new land-based contracts in Latin America and the Former Soviet Union. To a lesser extent, the year-over-year revenue expansion reflects higher demand for tubular and drill bit products in the United States.
     Gross profit totaled $2.9 billion, or 33 percent of revenues, 60 basis points above the gross profit margins generated in the 2006 fiscal year. The results reflect improved Oilfield margins and, to a lesser extent, an increased proportion of Oilfield revenues, which generate higher comparable margins. On an absolute dollar basis, gross profit was $511.4 million, or 22 percent, above the prior year primarily reflecting the increased sales volumes in the Oilfield operations.
     Operating expenses, consisting of selling, general and administrative expenses increased $221.7 million from the amount reported in 2006; however, as a percentage of revenues decreased 30 basis points. Improved fixed cost coverage in the general and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable-related costs associated with the improved business volumes, including increased investment in personnel and infrastructure.
     Net interest expense, which represents interest expense less interest income, totaled $65.9 million in 2007. Net interest expense increased $5.9 million from the prior year, influenced by the inclusion of certain acquisition-related borrowings in the later half of 2006.

     The effective tax rate approximated 31 percent, approximately 70 basis points below the prior year level. The favorable comparison to the 2006 effective rate, as well as the U.S. statutory rate, was influenced by the higher proportion of M-I SWACO’s U.S. partnership earnings and lower state income tax accrual rates. Based on the structure of M-I SWACO’s U.S. operations, the minority partner is directly responsible for taxes on its share of U.S. partnership earnings. Accordingly, the Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
     Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense totaled $248.4 million in 2007, a $56.9 million increase from the prior year. The year-over-year increase primarily reflects the improved profitability levels in the M-I SWACO joint venture.
2006 versus 2005
     Consolidated revenues increased to $7.3 billion for the year ended December 31, 2006, 31 percent above the prior year. The majority of the year-over-year revenue growth was reported in the Oilfield segment attributable to a combination of higher worldwide drilling activity, a favorable product and business mix and, to a lesser extent, improved pricing. On a geographic basis, two-thirds of the revenue improvement was generated in the Western Hemisphere market, which accounted for the majority of the year-over-year increase in drilling activity levels. The year-over-year revenue variance was also driven by the strength in the Company’s international operations which reported a 33 percent increase in revenues.
     Gross profit totaled $2.3 billion, or 32 percent of revenues, two percentage points above the gross profit margins generated in 2005. Although the margin expansion was largely driven by the impact of increased sales volumes on fixed manufacturing and service infrastructure costs, an improved business mix and product pricing also had a favorable effect. On an absolute dollar basis, gross profit was $659.1 million above the prior year period primarily reflecting the increased sales volumes in the Oilfield operations.
     Operating expenses, consisting of selling, general and administrative expenses increased $249.6 million from the amount reported in the 2005 fiscal year; however, as a percentage of revenues decreased 95 basis points. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. The majority of the absolute dollar increase was attributable to variable costs directly associated with the improved business volumes, including increased investment in personnel and infrastructure. To a lesser extent, increased employee profit-sharing amounts directly attributable to the reported profitability levels, incremental operating expenses of acquired operations and stock-based compensation expense also contributed to the year-over-year operating expense growth.
     Net interest expense, which represents interest expense less interest income, totaled $60.0 million in 2006. Net interest expense increased $17.2 million from the 2005 level reflecting higher average debt levels in 2006 due to borrowings related to the financing of several acquisitions and, to a lesser extent, an increase in variable interest rates.
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
     Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense totaled $191.4 million in 2006, a $68.7 million increase from 2005. The year-over-year increase primarily reflects the higher profitability of the M-I SWACO joint venture and, to a lesser extent, improved earnings reported by CE Franklin Ltd.

Liquidity and Capital Resources
General
     At December 31, 2007, cash and cash equivalents equaled $158.3 million. During 2007, the Company generated $688.5 million of cash flows from operations, which is $410.0 million above the amount reported in 2006. The year-over-year improvement is attributable to lower comparable working capital investment, associated with slower growth in global drilling activity, combined with higher profitability levels experienced in the Company’s Oilfield operations.
     In 2007, cash flows used in investing activities totaled $347.6 million, primarily consisting of amounts required to fund capital expenditures and, to a lesser extent, acquisitions. The Company invested $310.8 million in property, plant and equipment, net of cash proceeds associated with certain asset disposals. Acquisition funding, which largely related to the purchase of D.S.I. Inspection Services, Inc. and CE Franklin’s acquisition of Jen Supply Ltd., resulted in cash outflows of $53.5 million.
     Projected net capital expenditures for 2008 are forecasted to total $325 million, relatively consistent with spending levels reported for 2007. The majority of the forecasted expenditures relate to routine additions of rental tool and manufacturing equipment to support the Company’s business operations and maintain the existing capital equipment base.
     Cash flows used in financing activities totaled $265.8 million in 2007. The Company’s strong operating cash flow performance enabled the funding of investing activities and $159.6 million of combined share repurchases and dividend payments, while still having sufficient availability to repay $103.5 million of outstanding borrowings under various loan agreements.
     The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of December 31, 2007, the Company had $245.0 million drawn and $4.5 million of letters of credit issued under various U.S. revolving credit facilities, resulting in $170.5 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At the end of fiscal 2007, the Company had available borrowing capacity of $164.1 million under the non-U.S. borrowing facilities.
     The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of December 31, 2007, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
     Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
     The Company makes regular quarterly distributions under a dividend program. On February 6, 2008, the Company’s Board of Directors increased the quarterly cash dividend to $0.12 per share. The current annualized payout of approximately $96 million is expected to be funded with cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.

     The Company’s Board of Directors has authorized a share buyback program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of December 31, 2007, the Company had 15.7 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
     The Company believes it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, inflation has had a modest impact on the Company’s financial results in the three most recent fiscal years, with the Company experiencing escalation in wages, transportation costs and, to some extent, petrochemical and other commodity prices during 2007. The Company expects to be able to continue to offset the impact of future cost inflation through productivity gains and pricing initiatives.
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
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
     The following table summarizes the Company’s debt maturities, estimated interest on fixed rate long-term debt and future minimum payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2007 (in thousands):

		Amount of Commitment Expiration per Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt maturities	$985,105	$139,481	$298,060	$272,797	$274,767

Interest on fixed rate long-term debt	186,657	31,350	62,700	34,857	57,750

Operating lease commitments	317,053	72,775	91,449	45,523	107,306

Total	$1,488,815	$243,606	$452,209	$353,177	$439,823

     Amounts related to commitments under capital lease agreements, purchase obligations and other long-term liabilities reflected in the accompanying consolidated balance sheet, including pension and other postretirement obligations, have been excluded from the above table due to immateriality.
     Moreover, the required disclosure related to the Company’s $45.9 million of liabilities associated with uncertain tax positions has been omitted from the above table. Due to the complex application of tax regulations, combined with our inability to predict when tax audits in various jurisdictions may be concluded, the Company is unable to reasonably estimate the timing of cash settlements, if any, related to its uncertain tax positions.
Standby Letters of Credit
     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $17.8 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $136.2 million of standby letters of credit and bid, performance and surety bonds at December 31, 2007. Management does not expect any material amounts to be drawn on these instruments.

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
     As of December 31, 2007, the Company’s environmental reserve totaled $7.6 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2007, the Company does not believe that these differences will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

Goodwill. The Company has acquired a number of operations during the past decade, which has resulted in the recording of a material amount of goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment evaluation, which is largely influenced by future cash flow projections. Estimating future cash flows of the Company’s operations requires management to make judgments about future operating results and working capital requirements. Although the majority of the goodwill relates to the Company’s Oilfield operations, $51.5 million of goodwill relates to Distribution transactions. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and may result in the determination that a portion of the goodwill is impaired when the annual analysis is performed.
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
Income taxes. Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. In certain cases, management has established reserves to reduce deferred tax assets to estimated realizable value. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. The Company recognizes tax benefits related to uncertain tax positions when, based on technical merits, it is more likely than not the respective positions will be sustained on examination by the taxing authorities. Adjustments to the recorded liabilities for uncertain tax positions may be required pursuant to the ultimate settlement of an income tax audit, the refinement of an estimate in light of changes to any facts or circumstances, or the expiration of a statute of limitations.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes accounting and disclosure requirements for business combinations including the recognition and measurement of assets acquired, liabilities assumed, and any noncontrolling ownership interest purchased in a transaction. SFAS 141(R) also sets forth new guidance regarding the treatment of transaction-related costs and establishes additional disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. We are currently evaluating the provisions of SFAS 141(R) which are effective, and will be adopted by the Company, on January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) which addresses the accounting and disclosure requirements for subsidiaries which are not wholly-owned. Under SFAS 160, the Company will be required to classify the minority interest liability reflected in the accompanying consolidated balance sheet as a component of stockholders’ equity. Moreover, the Company will be required to present net income attributable to the Company and the minority partners’ ownership interest separately on the consolidated statement of operations. We are currently evaluating the provisions of SFAS 160 which are effective, and will be adopted by the Company, on January 1, 2009 to determine any additional impact on the Company’s consolidated financial statements.
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
     The Company’s exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. The Company had no interest rate contracts outstanding as of December 31, 2007 and 2006. At December 31, 2007 and 2006, 43 percent and 35 percent, respectively, of the Company’s long-term debt carried a variable interest rate. Management believes that significant interest rate changes will not have a material near-term impact on the Company’s future earnings or cash flows.
     The Company’s exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company’s hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2007, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $110.3 million and $12.7 million, respectively, and the fair value was greater than the notional amount of these contracts by $0.8 million. As of December 31, 2006, the notional amount of fair value hedge contracts and cash flow hedge contracts outstanding were $126.9 million and $20.8 million, respectively, and the fair value was less than the notional amount of these contracts by $0.2 million. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2007.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The Deloitte & Touche LLP audit report on the effectiveness of the Company’s internal control over financial reporting appears on page 27 of this Annual Report on Form 10-K.

/s/ Doug Rock Doug Rock	/s/ Margaret K. Dorman Margaret K. Dorman
Chairman of the Board and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Smith International, Inc.
Houston, Texas
We have audited the internal control over financial reporting of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
DELOITTE & TOUCHE LLP
Houston, Texas
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Smith International, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Part IV, Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” as of January 1, 2006 and Financial Accounting Standards Board Interpretation (“FASB”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. Additionally, as discussed in Note 13 to the consolidated financial statements, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
February 29, 2008

SMITH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2007	2006
Assets

Current Assets:
Cash and cash equivalents	$158,267	$80,379
Receivables, net (Note 1)	1,750,561	1,592,230
Inventories, net	1,658,172	1,457,371
Deferred tax assets, net	46,220	51,070
Prepaid expenses and other	114,515	89,977

Total current assets	3,727,735	3,271,027

Property, Plant and Equipment, net	1,105,880	887,044

Goodwill, net	896,442	867,647

Other Intangible Assets, net	128,359	141,140

Other Assets	203,464	168,617

Total Assets	$6,061,880	$5,335,475

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$139,481	$287,704
Accounts payable	655,413	654,215
Accrued payroll costs	153,453	154,756
Income taxes payable	80,181	130,339
Other	144,772	152,454

Total current liabilities	1,173,300	1,379,468

Long-Term Debt	845,624	800,928

Deferred Tax Liabilities	160,244	143,124

Other Long-Term Liabilities	157,042	102,904

Minority Interests	1,130,773	922,114

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $1 par value; 250,000 shares authorized; 217,586 shares issued in 2007 (214,947 shares issued in 2006)	217,586	214,947
Additional paid-in capital	533,429	442,155
Retained earnings	2,219,224	1,653,480
Accumulated other comprehensive income	67,840	23,227
Less – Treasury securities, at cost; 16,825 common shares in 2007 (15,031 common shares in 2006)	(443,182)	(346,872)

Total stockholders’ equity	2,594,897	1,986,937

Total Liabilities and Stockholders’ Equity	$6,061,880	$5,335,475

The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$8,764,330	$7,333,559	$5,579,003

Costs and expenses:
Costs of revenues	5,908,673	4,989,288	3,893,865
Selling expenses	1,177,359	969,825	786,668
General and administrative expenses	308,501	294,365	227,909

Total costs and expenses	7,394,533	6,253,478	4,908,442

Operating income	1,369,797	1,080,081	670,561

Interest expense	69,990	62,967	44,446
Interest income	(4,068)	(2,982)	(1,692)

Income before income taxes and minority interests	1,303,875	1,020,096	627,807

Income tax provision	408,471	326,674	202,743

Minority interests	248,353	191,416	122,759

Net income	$647,051	$502,006	$302,305

Earnings per share:
Basic	$3.23	$2.51	$1.50
Diluted	3.20	2.49	1.48

Weighted average shares outstanding:
Basic	200,244	200,252	201,651
Diluted	201,947	202,008	204,522
The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$647,051	$502,006	$302,305
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	248,353	191,416	122,759
Depreciation and amortization	193,296	150,384	117,722
Share-based compensation expense	34,239	27,280	5,947
Increase in LIFO inventory reserves	22,712	18,942	22,144
Deferred income tax provision	22,265	3,737	10,636
Provision for losses on receivables	5,082	7,578	4,216
Foreign currency translation losses	4,059	3,376	1,213
Gain on disposal of property, plant and equipment	(21,133)	(18,893)	(14,812)
Equity earnings, net of dividends received	(17,170)	(9,247)	(10,420)
Gain on sale of operations	(1,534)	(6,473)	(5,898)
Changes in operating assets and liabilities:
Receivables	(154,355)	(364,834)	(243,882)
Inventories	(202,436)	(412,748)	(197,204)
Accounts payable	(9,760)	161,111	105,832
Other current assets and liabilities	(58,262)	48,975	3,487
Other non-current assets and liabilities	(23,920)	(24,126)	(15,996)

Net cash provided by operating activities	688,487	278,484	208,049

Cash flows from investing activities:
Acquisition-related payments, net of cash acquired	(53,452)	(226,727)	(81,328)
Purchases of property, plant and equipment	(355,821)	(308,470)	(177,845)
Proceeds from disposal of property, plant and equipment	45,045	35,743	26,426
Proceeds from settlement of property insurance claims	—	15,026	—
Proceeds from sale of operations	16,655	13,504	20,496

Net cash used in investing activities	(347,573)	(470,924)	(212,251)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	146,847	803,635	187,804
Principal payments of long-term debt	(272,676)	(426,557)	(57,592)
Net change in short-term borrowings	22,302	(30,299)	14,478
Debt issuance costs	—	(4,744)	—
Purchases of common stock under Repurchase Program	(83,529)	(102,894)	(117,820)
Payment of common stock dividends	(76,026)	(60,074)	(36,353)
Excess tax benefit from share-based compensation	27,271	8,724	11,405
Net proceeds related to long-term incentive awards	18,101	20,393	39,847
Distributions to minority interest partner	(48,097)	—	(28,000)

Net cash provided by (used in) financing activities	(265,807)	208,184	13,769

Effect of exchange rate changes on cash	2,781	2,092	(620)

Increase in cash and cash equivalents	77,888	17,836	8,947
Cash and cash equivalents at beginning of year	80,379	62,543	53,596

Cash and cash equivalents at end of year	$158,267	$80,379	$62,543

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,536	$62,161	$44,217
Cash paid for income taxes	384,145	291,981	177,697
The accompanying notes are an integral part of these financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

					Accumulated	Treasury Securities
	Common Stock		Additional		Other	Common Stock		Total
	Number of		Paid-in	Retained	Comprehensive	Number of		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance, January 1, 2005	105,296,653	$105,297	$432,395	$961,574	$24,404	(4,222,466)	$(122,859)	$1,400,811
Net income	—	—	—	302,305	—	—	—	302,305
Currency translation adjustments	—	—	—	—	(14,635)	—	—	(14,635)
Changes in unrealized fair value of derivatives	—	—	—	—	(2,044)	—	—	(2,044)
Minimum pension liability adjustments	—	—	—	—	(824)	—	—	(824)

Comprehensive income	—	—	—	302,305	(17,503)	—	—	284,802
Purchases of common stock under Repurchase Program	—	—	—	—	—	(2,198,800)	(117,820)	(117,820)
Dividends declared	—	—	—	(48,396)	—	—	—	(48,396)
Exercise of stock options and non-employee equity awards	1,749,605	1,749	51,542	—	—	—	—	53,291
Vesting of restricted stock	34,632	35	—	—	—	(4,276)	(165)	(130)
Share-based compensation	—	—	5,947	—	—	—	—	5,947
Two-for-one common stock split (Note 1 and 11)	106,188,814	106,189	(106,189)	—	—	(5,875,386)	—	—

Balance, December 31, 2005	213,269,704	213,270	383,695	1,215,483	6,901	(12,300,928)	(240,844)	1,578,505
Net income	—	—	—	502,006	—	—	—	502,006
Currency translation adjustments	—	—	—	—	12,407	—	—	12,407
Changes in unrealized fair value of derivatives	—	—	—	—	2,425	—	—	2,425
Minimum pension liability adjustments	—	—	—	—	857	—	—	857

Comprehensive income	—	—	—	502,006	15,689	—	—	517,695
Impact of SFAS 158 adoption (Note 13)	—	—	—	—	637	—	—	637
Purchases of common stock under Repurchase Program	—	—	—	—	—	(2,656,987)	(102,894)	(102,894)
Dividends declared	—	—	—	(64,009)	—	—	—	(64,009)
Exercise of stock options and non-employee equity awards	1,376,213	1,376	31,180	—	—	—	—	32,556
Vesting of restricted stock	300,834	301	—	—	—	(73,163)	(3,134)	(2,833)
Share-based compensation	—	—	27,280	—	—	—	—	27,280

Balance, December 31, 2006	214,946,751	214,947	442,155	1,653,480	23,227	(15,031,078)	(346,872)	1,986,937
Net income	—	—	—	647,051	—	—	—	647,051
Currency translation adjustments	—	—	—	—	46,743	—	—	46,743
Changes in unrealized fair value of derivatives	—	—	—	—	506	—	—	506
Changes in pension and other postretirement benefits	—	—	—	—	(2,636)	—	—	(2,636)

Comprehensive income	—	—	—	647,051	44,613	—	—	691,664
Impact of FIN 48 adoption (Note 1)	—	—	—	(1,191)	—	—	—	(1,191)
Purchases of common stock under Repurchase Program	—	—	—	—	—	(1,570,300)	(83,529)	(83,529)
Dividends declared	—	—	—	(80,116)	—	—	—	(80,116)
Exercise of stock options and non-employee equity awards	1,790,706	1,790	57,035	—	—	—	—	58,825
Vesting of restricted stock	848,760	849	—	—	—	(223,892)	(12,781)	(11,932)
Share-based compensation	—	—	34,239	—	—	—	—	34,239

Balance, December 31, 2007	217,586,217	$217,586	$533,429	$2,219,224	$67,840	(16,825,270)	$(443,182)	$2,594,897

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
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts to provide for receivables which may ultimately be uncollectible. Reserves are determined in light of a number of factors including customer specific conditions, economic events and the Company’s historical loss experience. At December 31, 2007 and 2006, the allowance for doubtful accounts was $17.3 million and $16.7 million, respectively.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, certain of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs consist of materials, labor and factory overhead.

Fixed Assets
     Fixed assets, consisting of rental equipment and property, plant and equipment, are stated at cost, net of accumulated depreciation. The Company computes depreciation on fixed assets using principally the straight-line method; however, for income tax purposes, accelerated methods of depreciation are used. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to ten years for rental equipment. Leasehold improvements are amortized over the initial lease term or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $161.6 million, $129.6 million and $106.8 million, respectively.
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
     The Company records changes in fair market value related to fair value hedges, which includes foreign exchange contracts, to selling expenses in the consolidated statements of operations. Changes in value related to cash flow hedges, which includes foreign exchange contracts, foreign exchange options and interest rate swaps, are recorded in accumulated other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings.
Income Taxes
     The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities. In connection with the adoption of FIN 48, the Company was required to record an additional $1.2 million of tax liabilities, including related interest and penalties, with a corresponding reduction in stockholders’ equity during the first quarter of 2007.
     The Company records penalty and interest amounts related to income tax matters as income tax expense in the accompanying financial statements. For the year ended December 31, 2007, the Company included $1.4 million and $0.9 million of interest and penalties, respectively, in income tax expense.
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
Minority Interests
     The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of the M-I SWACO profits associated with the minority partner’s 40 percent interest in those operations. To a lesser extent, minority interests include the portion of CE Franklin Ltd. and other joint venture earnings applicable to the respective minority shareholders.
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
     Accounting for the stock option program was impacted by the mandatory adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment,” (“SFAS No. 123r”) on January 1, 2006. In connection with the implementation, the Company utilized the modified prospective method; and, accordingly, results for prior periods have not been restated. Prior to January 1, 2006, companies could apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock option program. Accordingly, for the 2005 fiscal year, the Company has elected to make pro forma footnote disclosures rather than recognizing the related compensation expense for stock option awards in the consolidated financial statements.

     Had the Company elected to apply the accounting standards of SFAS No. 123, “Accounting for Stock-Based Compensation”, the 2005 fiscal year’s net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

2005
Net income, as reported	$302,305
Add: Stock-based compensation expense included in reported income, net of related tax effect	3,952
Less: Total stock-based compensation expense determined under fair value methods, net of related tax effect	(13,056)

Net income, pro forma	$293,201

Earnings per share:
As reported:
Basic	$1.50
Diluted	1.48
Pro forma:
Basic	$1.45
Diluted	1.43
Recent Accounting Pronouncements
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes accounting and disclosure requirements for business combinations including the recognition and measurement of assets acquired, liabilities assumed, and any noncontrolling ownership interest purchased in a transaction. SFAS 141(R) also sets forth new guidance regarding the treatment of transaction-related costs and establishes additional disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. We are currently evaluating the provisions of SFAS 141(R) which are effective, and will be adopted by the Company, on January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) which addresses the accounting and disclosure requirements for subsidiaries which are not wholly-owned. Under SFAS 160, the Company will be required to classify the minority interest liability reflected in the accompanying consolidated balance sheet as a component of stockholders’ equity. Moreover, the Company will be required to present net income attributable to the Company and the minority partners’ ownership interest separately on the consolidated statement of operations. We are currently evaluating the provisions of SFAS 160 which are effective, and will be adopted by the Company, on January 1, 2009 to determine any additional impact on the Company’s consolidated financial statements.
     Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
2. Acquisitions
     During 2007, the Company completed five acquisitions in exchange for aggregate cash consideration of $39.9 million and the assumption of certain liabilities. The 2007 transactions primarily consist of the following:
On May 16, 2007, Smith Services acquired D.S.I. Inspection Services, Inc. (“DSI”) in exchange for cash consideration of approximately $16.7 million. DSI, based in the United States, is a provider of inspection, machine shop and other related services. The Company may be required to fund additional cash consideration of up to $2.0 million related to the DSI transaction upon the lapse of certain contingencies.
On December 3, 2007, CE Franklin acquired the outstanding stock of Jen Supply Ltd. (“Jen Supply”) in exchange for $12.4 million of cash and a $0.5 million note. Jen Supply, based in Alberta, Canada is an oilfield equipment distributor. CE Franklin may be required to fund additional cash consideration of $2.5 million under the terms of an earn-out arrangement.

     The excess of the purchase price over the estimated fair value of net assets acquired approximated $19.4 million, primarily pertaining to the DSI and Jen Supply transactions, and has been recorded as goodwill in the consolidated balance sheet. Based on the structure of the transactions, the majority of the goodwill related to the 2007 acquisitions is not expected to be deductible for tax purposes. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
     In certain situations, the Company negotiates transaction terms which provide for the payment of additional consideration if various financial and/or business objectives are met. In addition to the acquisition consideration discussed above, the Company paid $13.5 million of purchase consideration to settle obligations related to earn-out arrangements during 2007. The acquisition-related payments are reflected in the consolidated balance sheet as goodwill.
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
     The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $129.3 million, primarily pertaining to SPS and Epcon, and has been recorded as goodwill in the accompanying consolidated balance sheet.
     During 2005, the Company completed six acquisitions in exchange for aggregate cash consideration of $81.3 million and the assumption of certain liabilities. The 2005 transactions primarily consist of the following:
On August 17, 2005, Smith Services acquired certain operating assets of Tubular Technology, Inc. (“TTI”) and associated companies for cash consideration of $23.2 million. The acquired operations provide a full range of products and services used during the installation of corrosion-resistant alloy tubulars and also offer proprietary products and technical services used during the completion-phase of oil and gas wells, primarily to customers in the U.S. Gulf Coast region.
On November 1, 2005, Smith Services acquired certain operating assets of Nunez Oil Field Pipe, Ltd. (“Nunez”) and associated companies for cash consideration of $41.4 million. The acquired companies rent and repair premium drill pipe, drill collars, and blow-out preventers and perform machine shop and related inspection services in the United States.
     The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $23.4 million, primarily pertaining to Nunez and TTI, and has been recorded as goodwill in the accompanying consolidated balance sheet.
     These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the Company’s consolidated financial statements.
     The following schedule summarizes investing activities related to 2007, 2006 and 2005 acquisitions included in the consolidated statements of cash flows:

	2007	2006	2005
Fair value of tangible and identifiable intangible assets, net of cash acquired	$26,185	$171,125	$68,597
Goodwill acquired	19,422	129,278	23,444
Payments to former shareholders of businesses acquired	13,522	—	—
Total liabilities assumed	(5,677)	(73,676)	(10,713)

Cash paid for acquisitions, net of cash acquired	$53,452	$226,727	$81,328

3. Dispositions
     From time to time, the Company divests of select business operations. During 2007, the Company completed the disposition of certain majority-owned venture operations in exchange for aggregate cash consideration of $16.7 million and eliminated related net assets, including $10.2 million of goodwill. During the years ended December 31, 2006 and 2005, the Company completed the disposition of its ownership interest in certain Oilfield operations in exchange for aggregate cash consideration of $13.5 million and $20.5 million, respectively.
     These transactions resulted in an aggregate pre-tax gain of approximately $1.5 million, $6.5 million and $5.9 million for the year’s ended December 31, 2007, 2006 and 2005, respectively. The impact of these dispositions has been reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations for the respective periods. Pro forma results of operations have not been presented because the effect of these dispositions was not material to the Company’s consolidated financial statements.
4. Earnings Per Share
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. For the years ended December 31, 2007 and 2006, an immaterial number of outstanding stock-based awards, were excluded from the computation of diluted EPS because they were anti-dilutive. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	2007	2006	2005
Net Income	$647,051	$502,006	$302,305

Weighted average number of common shares outstanding	200,244	200,252	201,651

Basic EPS	$3.23	$2.51	$1.50

Net Income	$647,051	$502,006	$302,305

Weighted average number of common shares outstanding	200,244	200,252	201,651
Dilutive effect of stock options and restricted stock units	1,703	1,756	2,871

	201,947	202,008	204,522

Diluted EPS	$3.20	$2.49	$1.48

5. Inventories
     Inventories consist of the following at December 31:

	2007	2006
Raw materials	$139,218	$117,812
Work-in-process	173,836	147,543
Finished goods	1,461,373	1,285,558

	1,774,427	1,550,913

Reserves to state certain U.S. inventories (FIFO cost of $611,062 and $559,943 in 2007 and 2006, respectively) on a LIFO basis	(116,255)	(93,542)

	$1,658,172	$1,457,371

     During 2007, the Company recorded additional LIFO reserves of $22.7 million. The increase primarily relates to the revaluation of on-hand inventories to current unit cost standards, reflecting modest cost inflation experienced in the Oilfield manufacturing operations.

6. Property, Plant and Equipment
     Property, plant and equipment consist of the following at December 31:

	2007	2006
Land and improvements	$62,546	$55,138
Buildings	235,545	181,419
Machinery and equipment	880,562	717,761
Rental tools	726,333	597,468

	1,904,986	1,551,786
Less — Accumulated depreciation	(799,106)	(664,742)

	$1,105,880	$887,044

7. Goodwill and Other Intangible Assets
Goodwill
     The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million:

	Oilfield	Distribution
	Segment	Segment	Consolidated
Balance as of December 31, 2005	$699,142	$37,906	$737,048
Goodwill acquired	126,964	2,314	129,278
Purchase price and other adjustments	890	431	1,321

Balance as of December 31, 2006	826,996	40,651	867,647
Goodwill acquired	9,255	10,167	19,422
Goodwill related to disposed operations	(10,197)	—	(10,197)
Purchase price and other adjustments	18,843	727	19,570

Balance as of December 31, 2007	$844,897	$51,545	$896,442

Other Intangible Assets
     The components of other intangible assets at December 31 are as follows:

	2007			2006			Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period (years)
Patents	$112,485	$35,190	$77,295	$101,269	$19,547	$81,722	13.5
License agreements	31,688	14,204	17,484	31,231	10,661	20,570	10.6
Non-compete agreements and trademarks	36,704	21,032	15,672	33,421	15,662	17,759	9.7
Customer lists and contracts	34,603	16,695	17,908	29,403	8,314	21,089	8.9

	$215,480	$87,121	$128,359	$195,324	$54,184	$141,140	12.0

     Amortization expense of other intangible assets was $31.3 million, $20.3 million and $10.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense is expected to approximate $23.4 million for fiscal year 2008 and is anticipated to range between $10.4 million and $18.2 million per year for the 2009 – 2012 fiscal years.

8. Debt
     The following summarizes the Company’s outstanding debt at December 31:

	2007	2006
Current:
Short-term borrowings	$111,609	$89,307
Current portion of long-term debt	27,872	198,397

Short-term borrowings and current portion of long-term debt	$139,481	$287,704

Long-Term:
Notes:
6.0% Senior Notes maturing June 2016 with an effective interest rate of 6.11%. Interest payable semi-annually (presented net of unamortized discount of $262 and $293 in 2007 and 2006, respectively)	$274,738	$274,707

6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%. Interest payable semi-annually (presented net of unamortized discount of $249 and $368 in 2007 and 2006, respectively)	219,751	219,632

7.0% Senior Notes repaid in September 2007	—	149,931

7.7% Senior Notes repaid in July 2007	—	7,143

Bank revolvers payable:
$275 million revolving note expiring May 2010. Interest payable quarterly at base rate (7.25% at December 31, 2007) or Eurodollar rate, as defined (5.57% at December 31, 2007) and described below	245,000	119,000

M-I SWACO $125 million revolving note expiring May 2010. Interest payable quarterly at base rate or Eurodollar rate, as defined and described below	—	41,500

Term Loans:
M-I SWACO £80 million term loan payable to a financial institution. Principal due in semi-annual installments of £6.7 million through December 2012. Interest payable at Eurocurrency rate of LIBOR plus 35 basis points (6.32% at December 31, 2007)	133,235	157,686

M-I SWACO €27.5 million term loan repaid in June 2007	—	28,868

Other	772	858

	873,496	999,325
Less-Current portion of long-term debt	(27,872)	(198,397)

Long-term debt	$845,624	$800,928

Principal payments of long-term debt for years subsequent to 2008 are as follows:
2009	$26,523
2010	271,536
2011	246,274
2012	26,524
Thereafter	274,767

	$845,624

     Short-term borrowings consist of amounts outstanding under lines of credit and short-term notes. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. banks aggregating $275.7 million with $164.1 million of additional borrowing capacity available under these facilities at December 31, 2007. These borrowings had a weighted average interest rate of 6.6 percent and 7.6 percent at December 31, 2007 and 2006, respectively.
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
     The 6.0 percent and 6.75 percent Senior Notes (the “Public Notes”) are unsecured obligations of the Company issued under an Indenture dated September 8, 1997. The Indenture contains no financial covenants, nor any restrictions related to the payment of cash dividends to common stockholders. The Company’s Public Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.
     Borrowings under the M-I SWACO £80 million term loan are unsecured and require compliance with certain customary covenants, including debt-to-total capitalization and debt-to-EBITDA limitations. The term loan can be prepaid, in whole or in part, without penalty subject to required notice periods and compliance with minimum prepayment amounts.
     The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2007.
9. Financial Instruments
Foreign Currency Contracts
     The Company enters into spot and forward contracts as a hedge against foreign currency denominated assets and liabilities and foreign currency commitments. The term of these contracts generally do not exceed two years. For fair value hedges, realized and unrealized gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. The Company recognized expense of approximately $5.8 million, $5.9 million and $4.4 million in 2007, 2006 and 2005, respectively, related to net realized and unrealized losses on fair value hedge contracts. Gains or losses on designated cash flow hedge contracts are deferred to accumulated other comprehensive income and recognized in the consolidated statement of operations when the hedged item affects earnings. The Company recognized income of $1.7 million in 2007, and expense of $1.6 million and $0.9 million in 2006 and 2005, respectively, related to cash flow hedge contracts. As of December 31, 2007, the notional amounts of fair value hedge contracts and cash flow hedge contracts outstanding were $110.3 million and $12.7 million, respectively, and the fair value was greater than the notional amount of these contracts by $0.8 million. As of December 31, 2006, the notional amount of fair value hedge contracts and cash flow hedge contracts outstanding were $126.9 million and $20.8 million, respectively, and the fair value was less than the notional amount of these contracts by $0.2 million.
Fair Value of Other Financial Instruments
     The recorded and fair values of long-term debt at December 31 are as follows:

	2007		2006
	Recorded	Fair	Recorded	Fair
	Value	Value	Value	Value
Long-term Debt	$873,496	$889,104	$999,325	$1,015,062
     The fair value of publicly-traded long-term debt was primarily determined using quoted market prices. The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term and bank borrowings, approximates the carrying value due to the nature of these instruments.

10. Income Taxes
     The geographical sources of income before income taxes and minority interests for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
Income before income taxes and minority interests:
United States	$644,283	$443,453	$225,207
Non-United States	659,592	576,643	402,600

Total	$1,303,875	$1,020,096	$627,807

     The income tax provision is summarized as follows:

	2007	2006	2005
Current:
United States	$172,948	$127,964	$62,243
Non-United States	208,352	183,695	124,881
State	4,906	11,278	4,983

	386,206	322,937	192,107

Deferred:
United States	21,849	2,308	8,073
Non-United States	381	1,289	2,349
State	35	140	214

	22,265	3,737	10,636

Income tax provision	$408,471	$326,674	$202,743

     The Company’s income tax provision includes amounts related to the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which taxes have been provided, which approximated $329.2 million at December 31, 2007, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.
     The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. federal statutory tax rate as follows:

	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Minority partners’ share of U.S. partnership earnings	(3.0)	(2.6)	(2.5)
Non-deductible expenses	1.1	0.9	1.1
Benefit of extraterritorial income exclusion, manufacturer’s production exclusion and research credits	(0.9)	(0.5)	(0.8)
State taxes, net	0.3	1.1	0.8
Non-U.S. tax provisions which vary from the U.S. rate/non-U.S. losses with no tax benefit realized	(1.2)	(1.3)	(0.9)
Change in valuation allowance	(0.1)	—	(0.1)
Other items, net	0.1	(0.6)	(0.3)

Effective tax rate	31.3%	32.0%	32.3%

     The components of deferred taxes at December 31 are as follows:

	2007	2006
Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation and amortization):
United States	$(116,886)	$(99,443)
Non-United States	(87,766)	(84,244)

Total deferred tax liabilities	(204,652)	(183,687)

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
United States	—	—
Non-United States	14,672	18,395

Other deferred tax assets (principally accrued liabilities not deductible until paid and inventory reserves):
United States	71,453	76,298
Non-United States	17,981	15,160

Subtotal	104,106	109,853

Valuation allowance	(14,662)	(16,232)

Total deferred tax assets	89,444	93,621

Net deferred tax liabilities	$(115,208)	$(90,066)

Balance sheet presentation:
Deferred tax assets, net	$46,220	$51,070
Other assets	8,206	8,822
Income taxes payable	(9,390)	(6,834)
Deferred tax liabilities	(160,244)	(143,124)

Net deferred tax liabilities	$(115,208)	$(90,066)

     At December 31, 2007, the accompanying consolidated financial statements include $14.7 million of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States. Although a significant portion of these losses will carryforward indefinitely and are available to reduce future tax liabilities of the respective foreign entity, management currently believes that the majority of these assets will not be realized and has, accordingly, established a $14.7 million valuation reserve. The $1.6 million decrease from the prior year-end valuation reserve reflects the impact of changes in currency exchange rates, the expiration of operating loss carryforwards and changes in the anticipated realizability of certain foreign deferred tax assets.
Liability for Uncertain Tax Positions
     In addition to the tax liabilities discussed above, the Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The accompanying consolidated balance sheet includes liabilities of $45.9 million and $29.6 million to provide for uncertain tax positions taken as of December 31, 2007 and 2006, respectively.
     The uncertain tax liability as of December 31, 2007, which is primarily reflected in Other long-term liabilities, consists of $34.5 million of unrecognized tax benefits, $7.6 million of interest and $3.8 million of penalties. Although the Company does not expect to report a significant change in the amount of liabilities recorded for uncertain tax positions during the next twelve-month period, changes in the recorded reserves could impact future reported results. Accordingly, if the Company’s uncertain tax positions were allowed by the relevant taxing authorities during a review or expired unchallenged, approximately $27.1 million of the uncertain tax liability would be recorded as a reduction in tax expense with the remaining $18.8 million recorded as a decrease to goodwill or other balance sheet accounts.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$22,629
Additions for tax positions of prior years	7,271
Reductions for tax positions of prior years	(2,758)
Additions for tax positions in the current year	8,324
Settlements with tax authorities	(200)
Reductions due to the lapse of applicable statute of limitations	(728)

Balance as of December 31, 2007	$34,538

          The Company operates in more than 70 countries and is subject to income taxes in most of those jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Earliest Open Tax Period
Canada	2000
Italy	2002
Norway	1997
Russia	2004
United Kingdom	2001
United States	2001
11. Stockholders’ Equity
Dividend Program
          In February 2005, the Company’s Board of Directors approved a regular quarterly cash dividend program. The Board of Directors declared dividends of $80.1 million, or $0.40 per share; $64.0 million, or $0.32 per share; and $48.4 million, or $0.24 per share, for the years ended December 31, 2007, 2006 and 2005, respectively.
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
Common Stock Repurchases
          In October 2005, the Company’s Board of Directors approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. The Company has purchased $83.5 million, $102.9 million and $117.8 million of common stock during 2007, 2006, and 2005, respectively, under the existing and a previously authorized repurchase program (collectively the “Repurchase Programs”). As of December 31, 2007, approximately 15.7 million shares remained available for purchase under the current program which may be executed from time to time in the open market. Common stock obtained by the Company through the Repurchase Programs has been added to the Company’s treasury stock holdings.

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
Accumulated Other Comprehensive Income
          Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of the following:

	2007	2006
Currency translation adjustments	$72,298	$25,555
Unrealized fair value of derivatives	755	249
Pension and other postretirement benefits	(5,213)	(2,577)

Accumulated other comprehensive income	$67,840	$23,227

          Approximately $0.9 million of the unrealized fair value of derivatives is expected to be recognized as after-tax expense during the fiscal year ending December 31, 2008.

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
          In 2004, the Company established the Wilson 401(k) Retirement Plan (the “Wilson Plan”) under which participating employees may voluntarily contribute a percentage of their compensation, as defined, to the Wilson Plan. Wilson makes matching contributions to each participant’s account ranging from 1/4 percent to six percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by Wilson on December 31.
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
          The Company recognized expense totaling $43.8 million, $50.5 million, and $37.8 million in 2007, 2006 and 2005, respectively, related to Company contributions to the plans.
          Certain of the Company’s subsidiaries sponsor various defined contribution plans. The Company’s contributions under these plans for each of the three years in the period ended December 31, 2007 were immaterial.
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
          In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2007 and 2006, $66.7 million and $59.3 million, respectively, are included in other assets with a corresponding amount recorded in other long-term liabilities.
          During the years ended December 31, 2007, 2006 and 2005, Company contributions to the plans totaled $1.3 million, $1.9 million and $2.5 million, respectively.

13. Employee Benefit Plans
          Effective December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the funded status of an entity’s defined benefit pension and other postretirement benefit plans as an asset or liability in the Company’s consolidated balance sheet. Subsequent changes to the funded status are to be recognized through stockholders’ equity as a component of comprehensive income.
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
          The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

	Pension Plans		Postretirement Benefit Plans
	2007	2006	2007	2006
Changes in benefit obligations:
Benefit obligations at beginning of year	$49,988	$46,631	$10,059	$10,070
Service cost	4,461	3,111	381	267
Interest cost	3,104	2,456	563	538
Plan participants’ contributions	—	—	587	624
Actuarial loss (gain)	6,229	(1,349)	(1,466)	(565)
Other	4,210	—	—	—
Benefits paid	(1,066)	(861)	(738)	(875)

Benefit obligations at end of year	$66,926	$49,988	$9,386	$10,059

Changes in plan assets:
Fair value of plan assets at beginning of year	$44,616	$38,993	$—	$—
Actual return on plan assets	2,182	3,797	—	—
Employer contributions	3,840	4,464	151	251
Plan participants’ contributions	—	—	587	624
Other	—	(1,777)	—	—
Benefits paid	(1,066)	(861)	(738)	(875)

Fair value of plan assets at end of year	$49,572	$44,616	$—	$—

Funded status	$(17,354)	$(5,372)	$(9,386)	$(10,059)

Amounts recognized in the consolidated balance sheet:
Non-current assets	$584	$34	$—	$—
Other long-term liabilities	(17,938)	(5,406)	(9,386)	(10,059)

Net amount recognized	$(17,354)	$(5,372)	$(9,386)	$(10,059)

Amounts in accumulated other comprehensive income:
Net actuarial loss(gain)	$7,907	$4,396	$(2,738)	$(1,906)
Prior service costs	44	88	—	—

Net amount recognized	$7,951	$4,484	$(2,738)	$(1,906)

Net Periodic Benefit Expense
          Net periodic benefit expense and the weighted average assumptions used to determine the net benefit expense for the fiscal years ended December 31, and the projected benefit obligation at December 31 are as follows:

	Pension Plans			Post-retirement Benefit Plans
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit expense:
Service cost	$4,461	$3,111	$2,787	$381	$267	$242
Interest cost	3,104	2,456	2,142	563	538	548
Return on plan assets	(3,478)	(2,365)	(2,292)	—	—	—
Amortization of prior service cost	8	11	11	—	—	(91)
Amortization of loss (gain)	286	818	706	(157)	(87)	(130)
Plan termination	—	—	—	—	—	(4,467)

Net periodic benefit expense (income)	$4,381	$4,031	$3,354	$787	$718	$(3,898)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”):
Net (gain)/loss arising during the year	$3,762	*	*	$(989)	*	*
Amortization of prior service (cost)/credit	(8)	*	*	—	*	*
Amortization of net gain/(loss)	(286)	*	*	157	*	*

Other comprehensive income	$3,468	*	*	$(832)	*	*

Total net periodic benefit expense and OCI:	$7,849	*	*	$(45)	*	*

*   Due to the adoption of SFAS 158, the pension and postretirement benefit plan disclosures are not comparable on a year-to-year basis.

Net periodic benefit expense:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Projected benefit obligation:
Discount rate	6.30%	5.75%	5.50%	6.30%	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
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

	2007	2006
Common stock and related index funds	44%	47%
Fixed income securities and related index funds	44	40
Real estate	7	6
Money market funds	5	7

Total	100%	100%

          For pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets at December 31:

	2007	2006
Projected benefit obligation	$66,926	$49,988
Accumulated benefit obligation	51,712	49,988
Plan assets at fair value	49,572	44,616
          Estimated future benefit payments based on projected future service are expected to range between $1.2 million and $1.9 million a year for the next five years and approximate $11.6 million for the five-year period ending December 31, 2017. Company contributions to the pension plans during 2008 are expected to be comparable with 2007 contribution levels.

Additional Postretirement Benefit Plan Information
          The assumed health care cost trend rates used to determine the projected postretirement benefit obligation at December 31 are as follows:

	2007	2006
Health care cost trend rate for current year	10.9%	12.0%
Rate that the cost trend rate gradually declines (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016
          A one-percentage point change in assumed health care cost trend rates would have the following effects on the benefit obligations and the aggregate of the service and interest cost components of the postretirement benefits expense:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total service and interest cost	$5	$(80)
Effect on accumulated postretirement benefit obligation	118	(867)
          Estimated future benefit payments based on projected future service are expected to approximate $0.5 million a year for the next five years and $3.2 million for the five-year period ending December 31, 2017. Company contributions to the postretirement benefit plans during 2008 are expected to be comparable to the 2007 levels.
14. Long-Term Incentive Compensation
          As of December 31, 2007, the Company had outstanding restricted stock and stock option awards granted under the 1989 Long-Term Incentive Compensation Plan (the “Plan”). As of December 31, 2007, 1,074,185 shares were authorized for future issuance pursuant to the Plan.
     Restricted Stock Units
          The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 130 percent of the target units granted, is solely dependent upon the return on equity achieved by the Company in the fiscal year subsequent to the award. A summary of the Company’s restricted stock program is presented below:

					Total
	Time-based Awards		Performance-based Awards		Restricted
	No. of Units	Fair Value(a)	No. of Units	Fair Value(a)	Stock Units
Outstanding at December 31, 2006	524,552	$40.84	1,601,616 (b)	$39.71	2,126,168
Granted	444,428	62.53	400,665	63.76	845,093
Forfeited	(19,913)	40.51	(25,050)	37.05	(44,963)
Vested	(152,380)	40.26	(696,380)	37.39	(848,760)

Outstanding at December 31, 2007	796,687	$53.06	1,280,851	$48.55	2,077,538

(a)	Reflects the weighted average grant-date fair value.

(b)	Reflects achievement of performance criteria for awards granted prior to December 2007.

          The total intrinsic value of restricted stock units vested during the years ended December 31, 2007, 2006, and 2005 was $48.7 million, $12.5 million, and $1.2 million, respectively. In addition, restrictions on approximately 684,000 performance-based units and 255,500 time-based units outstanding at December 31, 2007 are expected to lapse during the 2008 fiscal year.

     Stock Options
          Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below:

		Weighted	Weighted
	Share	Average	Average	Aggregate
	under	Exercise	Remaining	Intrinsic Value
	Option	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2006	3,351,381	$18.78
Granted	—	—
Forfeited	(55,004)	21.33
Exercised	(1,748,706)	17.58

Outstanding at December 31, 2007	1,547,671	$20.04	5.5	$83,277

Exercisable at December 31, 2007	1,411,143	$19.19	5.4	$77,135
          The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $69.0 million, $34.3 million, and $48.7 million, respectively.
          The Company used an open form (lattice) model to determine the fair value of options granted, and accordingly, calculate the share-based compensation expense. The fair value and assumptions used are as follows:

	2006	2005
Fair value of stock options granted	$11.92	$8.53
Expected life of option (years)	5.0	5.0
Expected stock volatility	31.0%	31.0%
Expected dividend yield	0.8%	0.8%
Risk-free interest rate	4.3%	3.9%
          Expected volatilities are based on both historical volatility of the company’s stock price and implied volatility of exchange-traded options on the company’s stock. The expected life of options is based on historical data from for options granted by the company after 1994. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds for maturities consistent with the expected life assumption.
     Share-based Compensation Expense
          Compensation expense for stock options and time-based units is recognized over the four-year vesting period. For performance-based units, compensation expense is recognized over the three-year vesting period.
          Prior to the adoption of SFAS No. 123r, compensation expense for the performance-based units was calculated as the difference between the market value and the exercise price. After adoption of SFAS No. 123r, compensation expense for the performance-based units and time-based units is based on the grant-date fair value. Share-based compensation expense, consisting of restricted stock unit and stock option awards, for the year ended December 31, 2007 and 2006 was $34.2 million and $27.3 million, respectively, and net of taxes and minority interests, was $20.6 million and $17.5 million, respectively. For the year ended December 31, 2005, compensation expense related to restricted stock unit awards totaled $5.7 million.
          The total unrecognized share-based compensation expense, consisting of restricted stock and stock options, for awards outstanding as of December 31, 2007 was $92.7 million or approximately $55.5 million, net of taxes and minority interests, which will be recognized over a weighted-average period of 2.7 years.

15.	Industry Segments and International Operations
          The Company provides premium products and services to the oil and gas exploration and production industry. The Company aggregates its operations into two reportable segments: Oilfield and Distribution. The Oilfield segment consists of three business units: M-I SWACO, which provides drilling and completion fluid systems, engineering and technical services, oilfield production chemicals and manufactures and markets equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management; Smith Technologies, which designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools; and Smith Services, which manufactures and markets products and services used for drilling, work-over, well completion and well re-entry operations. The principal markets for the Oilfield segment include all major oil and gas-producing regions of the world, with approximately 60 percent of revenues generated in markets outside of North America in 2007. Oilfield segment customers primarily include major multi-national, independent and national, or state-owned, oil companies.
          The Distribution segment consists of one business unit, Wilson, which markets pipe, valves and fittings, as well as mill, safety and other maintenance products to energy and industrial markets. The Distribution segment has the most significant North American exposure of any of the Company’s operations with approximately 95 percent of revenues derived in the United States and Canada. Approximately three-fourths of Wilson’s revenues are generated from customers in the energy sector, which includes major multi-national and independent oil companies, pipeline companies and contract drilling companies. The remainder relates to sales in the downstream and industrial markets, which primarily includes refineries, petrochemical and power generation plants.
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
          The following table presents financial information for each reportable segment:

	2007	2006	2005
Revenues:
Oilfield	$6,632,569	$5,387,738	$3,978,999
Distribution	2,131,761	1,945,821	1,600,004

	$8,764,330	$7,333,559	$5,579,003

Operating Income (Loss):
Oilfield	$1,315,644	$1,012,295	$625,384
Distribution	94,629	101,830	64,714
General corporate	(40,476)	(34,044)	(19,537)

	$1,369,797	$1,080,081	$670,561

Capital Expenditures:
Oilfield	$333,856	$292,073	$173,510
Distribution	6,929	5,153	2,354
General corporate	15,036	11,244	1,981

	$355,821	$308,470	$177,845

Depreciation and Amortization:
Oilfield	$187,112	$144,335	$110,160
Distribution	4,763	4,840	6,435
General corporate	1,421	1,209	1,127

	$193,296	$150,384	$117,722

Total Assets:
Oilfield	$5,169,331	$4,474,401	$3,356,112
Distribution	752,221	737,445	596,867
General corporate	140,328	123,629	106,935

	$6,061,880	$5,335,475	$4,059,914

          The following table presents consolidated revenues by region:

	2007	2006	2005
United States	$3,967,806	$3,384,729	$2,520,706
Canada	771,430	891,288	713,565

North America	4,739,236	4,276,017	3,234,271

Latin America	738,026	543,844	452,349
Europe/Africa	2,105,745	1,605,559	1,188,038
Middle East/Asia	1,181,323	908,139	704,345

Non-North America	4,025,094	3,057,542	2,344,732

	$8,764,330	$7,333,559	$5,579,003

          The following table presents net property, plant and equipment by region:

	2007	2006	2005
United States	$588,345	$458,273	$353,370
Canada	52,596	48,510	43,908

North America	640,941	506,783	397,278

Latin America	95,834	67,377	53,911
Europe/Africa	266,437	230,607	156,632
Middle East/Asia	102,668	82,277	57,568

Non-North America	464,939	380,261	268,111

	$1,105,880	$887,044	$665,389

The Company’s expenditures for research and engineering activities are attributable to the Company’s Oilfield segment and totaled $110.7 million in 2007, $88.3 million in 2006 and $73.6 million in 2005.
16. Commitments and Contingencies
Leases
          The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $166.5 million, $127.1 million, and $102.1 million in 2007, 2006, and 2005, respectively.
          Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount
2008	$72,775
2009	54,589
2010	36,860
2011	25,832
2012	19,691
2013-2017	63,437
Thereafter	43,869

$317,053

          In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Standby Letters of Credit
          In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $17.8 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $136.2 million of standby letters of credit and bid, performance and surety bonds at December 31, 2007. Management does not expect any material amounts to be drawn on these instruments.
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
          As of December 31, 2007, the Company’s environmental reserve totaled $7.6 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at December 31, 2007, the Company does not believe that these differences will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
17. Quarterly Information (Unaudited)

	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
2007
Revenues	$2,107,724	$2,114,373	$2,245,059	$2,297,174	$8,764,330
Gross profit	675,965	696,546	728,906	754,240	2,855,657
Net income	160,158	153,053	166,833	167,007	647,051
EPS:
Basic	0.80	0.76	0.83	0.83	3.23
Diluted	0.80	0.76	0.83	0.83	3.20

2006
Revenues	$1,682,121	$1,738,263	$1,914,184	$1,998,991	$7,333,559
Gross profit	526,603	545,013	618,213	654,442	2,344,271
Net income	107,216	118,833	132,925	143,032	502,006
EPS:
Basic	0.53	0.59	0.66	0.72	2.51
Diluted	0.53	0.59	0.66	0.71	2.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2007.  Based upon that evaluation, our principal executive and financial officers concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
          Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
          Design and evaluation of internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting are set forth in Part II, Item 8 of this report on Form 10-K and are incorporated herein by reference.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information for this item is set forth following the captions “Security Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in the Company’s Proxy Statement and is incorporated herein by reference.
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

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	-	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	-	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	-	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	-	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4	-	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.5	-	Form of Senior Note due 2007. Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

4.6	-	Form of Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

4.7	-	Form of Senior Note due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated June 12, 2006 and incorporated herein by reference.

10.1+	-	Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 24, 2007 and incorporated herein by reference.

10.2+*	-	First Amendment to the Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan, dated October 23, 2007.

10.3+	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2005. Filed as Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.4+	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.5+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.6+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.7+*	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2007.

10.8+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.9+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.10+*	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2007.

10.11+*	-	Director Compensation Summary of Smith International, Inc. effective January 1, 2008.

10.12+	-	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.13+	-	Smith International, Inc. Amended and Restated Post-2004 Supplemental Executive Retirement Plan effective as of January 1, 2006. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.14+*	-	Smith International, Inc. Amended and Restated Executive Officer Annual Incentive Plan effective as of January 1, 2008, dated October 17, 2007.

10.15+	-	Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.16+	-	Employment Agreement dated December 10, 1987 between the Company and Bryan L. Dudman. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.17+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.18+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.20+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.21+	-	Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

10.22+	-	Form of Change-of-Control Employment Agreement as of April 2006. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.23+	-	Form of Employment Agreement for Advisors as of April 2006. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.24	-	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.25+	-	Form of Director Indemnification Agreement as of February 28, 2007. Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

21.1	-	Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

23.1*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II
SMITH INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at	Charged		Balance
	Beginning	to		at End
	of Year	Expense	Write-offs	of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$16,709	$5,082	$(4,513)	$17,278
Year ended December 31, 2006	13,884	7,578	(4,753)	16,709
Year ended December 31, 2005	12,558	4,216	(2,890)	13,884

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH INTERNATIONAL, INC.
February 29, 2008	By:	/s/ Doug Rock
Doug Rock
Chief Executive Officer, President and Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ Doug Rock (Doug Rock)	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)	February 29, 2008

/s/ Margaret K. Dorman (Margaret K. Dorman)	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 29, 2008

/s/ G. Clyde Buck (G. Clyde Buck)	Director	February 29, 2008

/s/ Loren K. Carroll (Loren K. Carroll)	Director	February 29, 2008

/s/ Dod A. Fraser (Dod A. Fraser)	Director	February 29, 2008

/s/ James R. Gibbs (James R. Gibbs)	Director	February 29, 2008

/s/ Robert Kelley (Robert Kelley)	Director	February 29, 2008

/s/ John Yearwood (John Yearwood)	Director	February 29, 2008

Exhibit Index
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	-	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1	-	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	-	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	-	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4	-	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.5	-	Form of Senior Note due 2007. Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated September 9, 1997 and incorporated herein by reference.

4.6	-	Form of Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

4.7	-	Form of Senior Note due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated June 12, 2006 and incorporated herein by reference.

10.1+	-	Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated April 24, 2007 and incorporated herein by reference.

10.2+*	-	First Amendment to the Smith International, Inc. Second Amended and Restated 1989 Long-Term Incentive Compensation Plan, dated October 23, 2007.

10.3+	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2005. Filed as Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.4+	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.5+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.6+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.7+*	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2007.

10.8+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.9+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.10+*	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2007.

10.11+*	-	Director Compensation Summary of Smith International, Inc. effective January 1, 2008.

10.12+	-	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.13+	-	Smith International, Inc. Amended and Restated Post-2004 Supplemental Executive Retirement Plan effective as of January 1, 2006. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.14+*	-	Smith International, Inc. Amended and Restated Executive Officer Annual Incentive Plan effective as of January 1, 2008, dated October 17, 2007.

10.15+	-	Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.16+	-	Employment Agreement dated December 10, 1987 between the Company and Bryan L. Dudman. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.17+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.18+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.20+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.21+	-	Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

10.22+	-	Form of Change-of-Control Employment Agreement as of April 2006. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.23+	-	Form of Employment Agreement for Advisors as of April 2006. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.24	-	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.25+	-	Form of Director Indemnification Agreement as of February 28, 2007. Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

21.1	-	Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

23.1*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.