Form 10-Q
period 2008-03-31
SMITH INTERNATIONAL INC
filed 2008-05-12
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-8514
Smith International, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3822631 (I.R.S. Employer Identification No.)

16740 East Hardy Road Houston, Texas (Address of principal executive offices)	77032 (Zip Code)
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
Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 200,897,181 shares of common stock outstanding, net of treasury shares held, on May 5, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$2,370,998	$2,107,724

Costs and expenses:
Costs of revenues	1,589,514	1,431,759
Selling expenses	320,399	272,333
General and administrative expenses	82,278	72,504

Total costs and expenses	1,992,191	1,776,596

Operating income	378,807	331,128

Interest expense	16,301	18,534
Interest income	(896)	(764)

Income before income taxes and minority interests	363,402	313,358

Income tax provision	117,291	93,099

Minority interests	71,120	60,101

Net income	$174,991	$160,158

Earnings per share:
Basic	$0.87	$0.80
Diluted	$0.87	$0.80

Weighted average shares outstanding:
Basic	200,808	199,980
Diluted	201,942	201,426
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$148,374	$158,267
Receivables, net	1,917,057	1,750,561
Inventories, net	1,767,709	1,658,172
Deferred tax assets, net	42,090	46,220
Prepaid expenses and other	117,768	114,515

Total current assets	3,992,998	3,727,735

Property, Plant and Equipment, net	1,139,053	1,105,880

Goodwill, net	899,165	896,442

Other Intangible Assets, net	123,410	128,359

Other Assets	217,561	203,464

Total Assets	$6,372,187	$6,061,880

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$120,740	$139,481
Accounts payable	775,344	655,413
Accrued payroll costs	116,131	153,453
Income taxes payable	140,902	80,181
Other	142,516	144,772

Total current liabilities	1,295,633	1,173,300

Long-Term Debt	794,995	845,624

Deferred Tax Liabilities	161,728	160,244

Other Long-Term Liabilities	162,147	157,042

Minority Interests	1,200,355	1,130,773

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $1 par value; 250,000 shares authorized; 217,858 shares issued in 2008 (217,586 shares issued in 2007)	217,858	217,586
Additional paid-in capital	546,888	533,429
Retained earnings	2,370,119	2,219,224
Accumulated other comprehensive income	77,272	67,840
Less — Treasury securities, at cost; 17,039 common shares in 2008 (16,825 common shares in 2007)	(454,808)	(443,182)

Total stockholders’ equity	2,757,329	2,594,897

Total Liabilities and Stockholders’ Equity	$6,372,187	$6,061,880

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$174,991	$160,158
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	71,120	60,101
Depreciation and amortization	52,601	44,380
Deferred income tax provision (benefit)	(806)	22,262
Increase in LIFO inventory reserves	3,518	18,738
Share-based compensation expense	10,635	8,256
Provision for losses on receivables	1,438	407
Foreign currency translation losses	500	242
Gain on disposal of property, plant and equipment	(8,232)	(7,341)
Equity earnings, net of dividends received	(6,791)	(5,485)
Changes in operating assets and liabilities:
Receivables	(163,095)	(76,722)
Inventories	(107,710)	(90,652)
Accounts payable	117,843	(30,489)
Other current assets and liabilities	11,061	(59,824)
Other non-current assets and liabilities	35	(9,876)

Net cash provided by operating activities	157,108	34,155

Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,361)	(1,865)
Purchases of property, plant and equipment	(74,030)	(76,833)
Proceeds from disposal of property, plant and equipment	14,374	14,673

Net cash used in investing activities	(63,017)	(64,025)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	765	43,171
Principal payments of long-term debt	(52,638)	(16,389)
Net change in short-term borrowings	(19,863)	29,136
Purchases of common stock under Repurchase Program	(8,647)	(13,920)
Payment of common stock dividends	(20,067)	(15,977)
Net proceeds (payments) related to long-term incentive awards	(1,387)	9,020
Excess tax benefit from share-based compensation	1,527	7,050
Distributions to minority interest partner	(6,000)	—

Net cash provided by (used in) financing activities	(106,310)	42,091

Effect of exchange rate changes on cash	2,326	459

Increase (decrease) in cash and cash equivalents	(9,893)	12,680
Cash and cash equivalents at beginning of period	158,267	80,379

Cash and cash equivalents at end of period	$148,374	$93,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,549	$18,766
Cash paid for income taxes	55,832	42,966
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
(Unaudited)
1. Basis of Presentation of Interim Financial Statements
The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K and other current filings with the Commission. All adjustments which are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”). SFAS 161 expands the disclosures and information required to be provided in financial statements related to derivative instruments. Under the new standard, the Company will be required to provide the fair value of various types of derivative contracts, associated gains or losses and the financial statement line items impacted. SFAS 161 also requires disclosure of the strategies and objectives for using specified derivative instruments, as well as the credit-risk associated with the derivative contracts and counterparties. We are currently evaluating the enhanced disclosure requirements of SFAS 161 which will be adopted by the Company in the first quarter of 2009.
The FASB had previously issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which have been discussed in previous filings with the Commission. The Company continues to evaluate the provisions of both of these standards, which are required to be adopted by the Company on January 1, 2009.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.

3. Earnings Per Share
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. For the three-month periods ended March 31, 2008 and 2007, an immaterial number of outstanding stock-based awards were excluded from the computation of diluted EPS because they were anti-dilutive. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net income	$174,991	$160,158

Weighted average number of common shares outstanding	200,808	199,980

Basic EPS	$0.87	$0.80

Net income	$174,991	$160,158

Weighted average number of common shares outstanding	200,808	199,980
Dilutive effect of stock options and restricted stock units	1,134	1,446

	201,942	201,426

Diluted EPS	$0.87	$0.80

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	March 31,	December 31,
	2008	2007
Raw materials	$161,440	$139,218
Work-in-process	200,151	173,836
Finished goods	1,525,891	1,461,373

	1,887,482	1,774,427
Reserves to state certain U.S. inventories (FIFO cost of $617,908 and $611,062 in 2008 and 2007, respectively) on a LIFO basis	(119,773)	(116,255)

	$1,767,709	$1,658,172

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31,	December 31,
	2008	2007
Land and improvements	$62,111	$62,546
Buildings	241,794	235,545
Machinery and equipment	932,056	880,562
Rental tools	744,063	726,333

	1,980,024	1,904,986
Less — Accumulated depreciation	(840,971)	(799,106)

	$1,139,053	$1,105,880

6. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

	Oilfield	Distribution	Consolidated
Balance as of December 31, 2007	$844,897	$51,545	$896,442
Goodwill acquired	2,697	—	2,697
Purchase price and other adjustments	247	(221)	26
Balance as of March 31, 2008	$847,841	$51,324	$899,165

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years. The components of these other intangible assets are as follows:

	March 31, 2008			December 31, 2007
							Weighted
	Gross			Gross			Average
	Carrying	Accumulated		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Amount	Amortization	Net	Period (years)
Patents	$112,683	$38,712	$73,971	$112,485	$35,190	$77,295	13.8
License agreements	32,416	14,980	17,436	31,688	14,204	17,484	10.7
Non-compete agreements and trademarks	37,404	22,248	15,156	36,704	21,032	15,672	9.8
Customer lists and contracts	35,488	18,641	16,847	34,603	16,695	17,908	9.1

	$217,991	$94,581	$123,410	$215,480	$87,121	$128,359	12.2

Amortization expense of other intangible assets was approximately $7.5 million for both of the three-month periods ended March 31, 2008 and 2007. Due to the expiration of certain licensing royalty agreements in the first quarter of 2008, amortization expense is expected to approximate $24.4 million for fiscal year 2008 and is anticipated to range between $10.9 million and $18.8 million per year for the 2009 — 2012 fiscal years.
7. Financial Instruments
During the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which standardizes fair value measurements for financial instruments and expands related disclosure requirements for interim and annual filings with the Commission. The adoption had no impact on the Company’s financial position, results of operations or cash flows for the period ended March 31, 2008.
The Company’s primary financial instruments required to be measured and recorded at fair value consist of investments held by participants in supplemental executive retirement plans, as the associated investments qualify as both assets and liabilities of the Company. These investments are valued based on quoted market prices. To a lesser extent, the Company enters into certain foreign exchange contracts which are recorded at fair value. The Company considers financial instruments required to be measured and recorded at fair value to be immaterial to the financial statements at March 31, 2008.
8. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$174,991	$160,158
Currency translation adjustments	9,415	4,573
Changes in unrealized fair value of derivatives, net	41	263
Pension liability adjustments	(24)	—

Comprehensive income	$184,423	$164,994

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following:

	March 31, 2008	December 31, 2007
Currency translation adjustments	$81,713	$72,298
Unrealized fair value of derivatives	796	755
Pension liability adjustments	(5,237)	(5,213)

Accumulated other comprehensive income	$77,272	$67,840

9. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans, which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.0 million for each of the three-month periods ended March 31, 2008 and 2007, respectively. Company contributions to the pension and postretirement benefit plans during 2008 are expected to be comparable with 2007 contribution levels.
10. Long-Term Incentive Compensation
As of March 31, 2008, the Company had outstanding restricted stock units and stock options granted under the 1989 Long-Term Incentive Compensation Plan (the “Plan”). As of March 31, 2008, approximately 1,108,700 shares were authorized for future issuance pursuant to the Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). Activity under the Company’s restricted stock program for the three-month period ended March 31, 2008 is presented below:

					Total
	Time-based Awards		Performance-based Awards		Restricted
	No. of Units	Fair Value(a)	No. of Units	Fair Value(a)	Stock Units
Outstanding at December 31, 2007	796,687	$53.06	1,280,851	$48.55	2,077,538
Granted	3,751	54.66	—	—	3,751
Forfeited	(15,614)	46.24	(18,150)	40.75	(33,764)
Vested	(350)	27.03	(196,439)	43.05	(196,789)

Outstanding at March 31, 2008	784,474	$53.21	1,066,262	$49.69	1,850,736

(a)	Reflects the weighted average grant-date fair value.
Restrictions on 472,395 performance-based units and 250,086 time-based units outstanding at March 31, 2008 are expected to lapse during the 2008 fiscal year.
Stock Options
Activity under the Company’s stock option program for the three-month period ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2007	1,547,671	$20.04
Granted	—	—
Forfeited	(4,546)	31.55
Exercised	(75,344)	20.14

Outstanding at March 31, 2008	1,467,781	$20.00	5.3	$64,918

Exercisable at March 31, 2008	1,340,450	$19.17	5.1	$60,399

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock and stock options, was $10.6 million and $8.3 million for the three-month periods ended March 31, 2008 and 2007, respectively.
Moreover, the total unrecognized share-based compensation expense for awards outstanding as of March 31, 2008 approximated $82.1 million, or $49.2 million net of taxes and minority interests, which will be recognized over a weighted-average period of 2.6 years.

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

	Three Months Ended March 31,
	2008	2007
Revenues:
Oilfield	$1,802,927	$1,561,684
Distribution	568,071	546,040

	$2,370,998	$2,107,724

Revenues by Area:
United States	$1,012,679	$961,504
Canada	234,425	237,139

North America	1,247,104	1,198,643

Latin America	226,977	148,338
Europe/Africa	596,492	478,678
Middle East/Asia	300,425	282,065

Non-North America	1,123,894	909,081

	$2,370,998	$2,107,724

Operating Income:
Oilfield	$361,495	$311,013
Distribution	29,209	29,235
General corporate	(11,897)	(9,120)

	$378,807	$331,128

12. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $17.8 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $140.3 million of standby letters of credit and bid, performance and surety bonds at March 31, 2008. Management does not expect any material amounts to be drawn on these instruments.
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
As of March 31, 2008, the Company’s environmental reserve totaled $7.1 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2008, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q and the Company’s 2007 Annual Report on Form 10-K.
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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence over three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 53 percent of the Company’s consolidated revenues were generated in North America during the first three months of 2008, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-fourth of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s Oilfield segment operations. Excluding the impact of the Distribution segment, approximately 60 percent of the Company’s revenues were generated in markets outside of North America during the first quarter of 2008.
Business Outlook
Near-term activity levels will likely be influenced by the annual spring break-up in Canada, which limits land-based drilling activity in that market during a portion of the second quarter. Seasonal drilling restrictions have resulted in a significant decline in the Canadian rig count from the average level reported for the first quarter of 2008, which will likely contribute to a temporary decline in average worldwide drilling activity for the second quarter. Excluding the seasonal decline in Canada, the Company believes activity levels will show modest improvement in the second quarter influenced by improved business fundamentals in the U.S. land market and continued expansion in the Eastern Hemisphere region. Additionally, customer spending is expected to increase in the latter half of the year associated with the planned delivery of a number of newbuild offshore drilling units.
Although a number of factors influence forecasted exploration and production spending, the Company’s business is highly dependent on the general economic environment in the United States and other major world economies — which ultimately impacts energy consumption and the resulting demand for our products and services. In the event the significant escalation in commodity prices contributes to a global economic slowdown, business volumes and the future financial results of the Company could be adversely impacted.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, changes in laws or regulations and other risk factors outlined in the Company’s Form 10-K for the fiscal year ended December 31, 2007, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$1,228,429	51	$1,035,084	49
Smith Technologies	274,725	12	244,091	12
Smith Services	299,773	13	282,509	13

Oilfield	1,802,927	76	1,561,684	74
Distribution	568,071	24	546,040	26

Total	$2,370,998	100	$2,107,724	100

Geographic Revenues:
United States:
Oilfield	$615,327	26	$574,925	27
Distribution	397,352	17	386,579	19

Total United States	1,012,679	43	961,504	46

Canada:
Oilfield	93,956	4	106,655	5
Distribution	140,469	6	130,484	6

Total Canada	234,425	10	237,139	11

Non-North America:
Oilfield	1,093,644	46	880,104	42
Distribution	30,250	1	28,977	1

Total Non-North America	1,123,894	47	909,081	43

Total Revenue	$2,370,998	100	$2,107,724	100

Operating Income:
Oilfield	$361,495	20	$311,013	20
Distribution	29,209	5	29,235	5
General Corporate	(11,897)	*	(9,120)	*

Total	$378,807	16	$331,128	16

Market Data:
Average Worldwide Rig Count: (1)
United States	2,009	44	1,899	45
Canada	446	10	483	11
Non-North America	2,142	46	1,890	44

Total	4,597	100	4,272	100

Onshore	4,024	88	3,733	87
Offshore	573	12	539	13

Total	4,597	100	4,272	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$97.82		$58.23
Natural Gas ($/mcf) (3)	$8.74		$7.18

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful

Oilfield Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes approximately 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes just over 30 percent of the unit’s revenues. Offshore drilling programs, which accounted for 12 percent of the worldwide rig count in the first quarter of 2008, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $1.2 billion for the first quarter of 2008, an increase of 19 percent above the prior year period. The revenue improvement was generated in the unit’s non-North American operations, primarily influenced by higher land-based drilling activity in Latin America and the Former Soviet Union (“FSU”). International offshore revenue volumes rose 22 percent driven by increased investment by customers in the North Sea and the Persian Gulf. North American business volumes were comparable to the prior year quarter as the combination of lower Canadian drilling activity and an unfavorable customer mix in Western Canada served to offset the influence of new projects in the U.S. deepwater market.
Smith Technologies designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies has a high level of North American revenue exposure driven, in part, by the significance of its Canadian operations. Accordingly, depending on the duration and severity of the annual seasonal drilling decline in Canada, this factor could have an adverse effect on the unit’s second quarter financial performance. Smith Technologies reported revenues of $274.7 million for the quarter ended March 31, 2008, an increase of 13 percent over the comparable prior year period. The majority of the year-over-year revenue growth was reported in the United States, influenced by improved drill bit market penetration, pricing realization and demand for Rhino®Reamer borehole enlargement tools in the Gulf of Mexico. Outside the United States, the improved business volumes reflect higher activity levels as well as strong demand for diamond drill bit and borehole enlargement tool offerings.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Smith Services’ revenues are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. In recent years, growth in the number of U.S. land-based drilling programs has resulted in strong demand for additional rigs and related drilling equipment, including the Company’s premium tubular products and drill pipe. Excluding the impact of tubular sales volumes, which are not highly correlated to drilling activity levels, revenues for Smith Services are relatively balanced between North America and the international markets. Smith Services’ revenues for the three months ended March 31, 2008 totaled $299.8 million, six percent above the prior year period. The year-on-year revenue comparison was influenced by lower drill pipe sales associated with the timing of customer orders. Excluding drill pipe, revenues grew 14 percent above the March 2007 quarter, driven by increased demand in the United States for premium tubular products, Hydra-Jar® drilling services and high-performance completion products. To a lesser extent, the year-on-year comparison reflects increased market penetration in Latin America related to premium tubular products and services.
Operating Income
Operating income for the Oilfield segment was $361.5 million, or 20.1 percent of revenues, for the three months ended March 31, 2008. Oilfield segment margins increased approximately 20 basis points above the prior year quarter, reflecting incremental operating margins of 21 percent. The margin expansion was driven by a favorable shift in product mix from lower relative margin drill pipe to premium drilling and tubular products and services, coupled with the influence of year-on-year drill bit pricing initiatives. On an absolute dollar basis, first quarter 2008 operating income increased $50.5 million over the prior year quarter, primarily reflecting the impact of a 15 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses associated with the expanding global business infrastructure.

Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of Wilson’s first quarter 2008 revenues generated in those markets. Moreover, approximately one-fourth of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $568.1 million for the first quarter of 2008, four percent above the comparable prior year period. The majority of the period-to-period revenue growth was attributable to a 10 percent improvement in the downstream and industrial business volumes, which benefited from higher turnaround activity in the U.S. refining and petrochemical sector and, to a lesser extent, increased customer spending related to mining and liquefied natural gas projects in Latin America.
Operating Income
Operating income for the Distribution segment was $29.2 million, or 5.1 percent of revenues, for the quarter ended March 31, 2008. Segment operating margins were 30 basis points below the prior year period as the influence of higher realized line pipe product pricing was more than offset by an increased proportion of downstream and industrial project business volumes, which carry relatively lower margins. Despite a modest increase in revenue levels, first quarter 2008 operating income was consistent with the amount reported in the March 2007 quarter on an absolute dollar basis, reflecting the impact of higher variable based operating expenses in support of the expanding business base.
Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues:

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
Revenues	$2,370,998	100	$2,107,724	100

Gross profit	781,484	33	675,965	32
Operating expenses	402,677	17	344,837	16

Operating income	378,807	16	331,128	16
Interest expense	16,301	1	18,534	1
Interest income	(896)	—	(764)	—

Income before income taxes and minority interests	363,402	15	313,358	15
Income tax provision	117,291	5	93,099	4
Minority interests	71,120	3	60,101	3

Net income	$174,991	7	$160,158	8

Consolidated revenues were $2.4 billion for the first quarter of 2008, 12 percent above the prior year period. The Oilfield segment business volumes outside of North America contributed more than 80 percent of the revenue growth – influenced by higher activity levels and increased spending in Europe and Latin America. The U.S. operations drove modest growth in North America, reflecting increased drill bit market penetration and, to a lesser extent, increased project-related spending in the industrial and downstream business of the Distribution segment.
Gross profit totaled $781.5 million for the first quarter, or 33 percent of revenues, 90 basis points above the margins reported in the comparable prior year period. Incremental gross profit margins approximated 40 percent, reflecting the impact of higher business volumes on fixed costs coupled with an improved business mix and, to a lesser extent, pricing realization. On an absolute dollar basis, gross profit increased $105.5 million, or 16 percent, over the prior year quarter, primarily influenced by higher sales volumes in the Oilfield operations.

Operating expenses, consisting of selling, general and administrative expenses, increased $57.8 million from the prior year quarter. The majority of the increase was attributable to variable-related costs associated with the improved business volumes, including increased investment in personnel and infrastructure.
Net interest expense, which represents interest expense less interest income, equaled $15.4 million in the first quarter of 2008, a decrease of $2.4 million from the prior year period. The variance primarily reflects lower average debt levels, largely associated with the retirement of $150.0 million of the Company’s Senior Notes in September 2007 and improved operating cash flows which enabled the repayment of borrowings outstanding under the Company’s revolving credit facilities.
The effective tax rate for the first quarter of 2008 approximated 32 percent, comparable to the rate reported in the prior year period after adjusting for the impact of non-recurring tax benefits recognized during the March 2007 quarter, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense was $11.0 million above amounts reported in the prior year quarter primarily associated with improved profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At March 31, 2008, cash and cash equivalents equaled $148.4 million. During the first three months of 2008, the Company generated $157.1 million of cash flows from operations, which is $123.0 million above the amount reported in the comparable prior year period. The year-on-year improvement was influenced by lower comparable working capital investment and improved Oilfield profitability levels.
During the first three months of 2008, cash flows used in investing activities totaled $63.0 million, consistent with the March 2007 quarter spending level and primarily consisting of amounts required to fund capital expenditures. The Company invested $59.7 million in property plant and equipment, after taking into consideration cash proceeds arising from certain asset disposals.
Cash flows used in financing activities totaled $106.3 million for the first three months of 2008.  The Company’s strong operating cash flow performance enabled the funding of investing activities and $28.7 million of combined share repurchases and dividend payments, while still having sufficient availability to repay $71.7 million of outstanding borrowings under various loan agreements.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities.  As of March 31, 2008, the Company had $193.0 million drawn and $4.5 million of letters of credit issued under its U.S. revolving credit facilities, resulting in $202.5 million of capacity available for future operating or investing needs.  The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs.  At March 31, 2008, the Company had available borrowing capacity of $143.9 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed.  The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets.  The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements.  As of March 31, 2008, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity.  Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
The Company makes regular quarterly distributions under a dividend program. The current annualized payout under the program of approximately $96 million is expected to be funded with future cash flows from operations and, if necessary, amounts available under existing credit facilities.  The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.
The Company’s Board of Directors has authorized a share buyback program that allows for the repurchase of up to
20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of March 31, 2008, the Company had 15.5 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $17.8 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $140.3 million of standby letters of credit and bid, performance and surety bonds at March 31, 2008. Management does not expect any material amounts to be drawn on these instruments.
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
As of March 31, 2008, the Company’s environmental reserve totaled $7.1 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at March 31, 2008, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2007 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management’s most significant judgments and estimates. There have been no material changes in these critical accounting policies.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by the Company as of the specified effective date.
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”). SFAS 161 expands the disclosures and information required to be provided in financial statements related to derivative instruments. Under the new standard, the Company will be required to provide the fair value of various types of derivative contracts, associated gains or losses and the financial statement line items impacted. SFAS 161 also requires disclosure of the strategies and objectives for using specified derivative instruments, as well as the credit-risk associated with the derivative contracts and counterparties. We are currently evaluating the enhanced disclosure requirements of SFAS 161 which will be adopted by the Company in the first quarter of 2009.
The FASB had previously issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which have been discussed in previous filings with the Commission. The Company continues to evaluate the provisions of both of these standards, which are required to be adopted by the Company on January 1, 2009.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company’s 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2008. Based upon that evaluation, our principal executive and financial officers concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the first quarter of 2008, the Company repurchased 160,100 shares of common stock under the program at an aggregate cost of $8.6 million. The acquired shares have been added to the Company’s treasury stock holdings.
     A summary of the Company’s repurchase activity for the three months ended March 31, 2008 is as follows:

			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average Price Paid	Part of Publicly	Purchased Under
Period	of Shares Purchased	per Share	Announced Program	the Program
January 1 — January 31	150,000	$54.03	150,000	15,543,913
February 1 — February 29	10,100	53.71	10,100	15,533,813
March 1 — March 31	—	—	—	15,533,813

1st Quarter 2008	160,100	$54.01	160,100	15,533,813
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Mr. Loren K. Carroll, a Director of the Company who was previously employed as the Chief Executive Officer of M-I SWACO, retired from the Company on April 30, 2008.  Mr. Carroll will continue to serve as a Director of the Company.
     On May 9, 2008, Mr. Carroll and the Company entered into a non-competition agreement to protect the Company’s interests including its confidential and proprietary information and its goodwill with customers and employees. Under this agreement, Mr. Carroll has agreed that, for a period of two years, he will not serve any competitor of the Company in any role that would conflict with the Company’s business interests. Under this agreement, Mr. Carroll will receive two equal installments of $943,599 payable on December 15, 2008 and 2009. The foregoing description of the agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement on Non-Competition with Loren K. Carroll being filed with this Form 10-Q as Exhibit 10.1.

Item 6. Exhibits
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	-	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.1*	-	Letter Agreement on Non-Competition between the Company and Loren K. Carroll dated May 9, 2008 filed herewith.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: May 12, 2008	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: May 12, 2008	By:	/s/ Margaret K. Dorman
Margaret K. Dorman
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005. Filed as Exhibit 3.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.2	-	Restated Bylaws of the Company. Filed as Exhibit 3.3 to the Company’s report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.1*	-	Letter Agreement on Non-Competition between the Company and Loren K. Carroll dated May 9, 2008 filed herewith.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.