Form 10-Q
period 2008-06-30
SMITH INTERNATIONAL INC
filed 2008-08-11
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8514
Smith International, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3822631 (I.R.S. Employer Identification No.)

16740 East Hardy Road	77032
Houston, Texas	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 201,143,019 shares of common stock outstanding, net of treasury shares held, on August 4, 2008.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Oilfield	$1,878,570	$1,614,915	$3,681,497	$3,176,599
Distribution	615,588	499,458	1,183,659	1,045,498

Total revenues	2,494,158	2,114,373	4,865,156	4,222,097

Costs and expenses:
Cost of oilfield revenues	1,178,365	1,000,646	2,297,868	1,974,994
Cost of distribution revenues	508,341	417,181	978,352	874,592
Selling expenses	331,854	287,162	652,253	559,495
General and administrative expenses	85,831	76,935	168,109	149,439

Total costs and expenses	2,104,391	1,781,924	4,096,582	3,558,520

Operating income	389,767	332,449	768,574	663,577

Interest expense	16,244	17,605	32,545	36,139
Interest income	(752)	(895)	(1,648)	(1,659)

Income before income taxes and minority interests	374,275	315,739	737,677	629,097

Income tax provision	121,555	100,891	238,846	193,990

Minority interests	69,447	61,795	140,567	121,896

Net income	$183,273	$153,053	$358,264	$313,211

Earnings per share:
Basic	$0.91	$0.76	$1.78	$1.56
Diluted	$0.91	$0.76	$1.77	$1.55

Weighted average shares outstanding:
Basic	200,938	200,499	200,873	200,241
Diluted	202,284	202,097	202,169	201,815
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$141,503	$158,267
Receivables, net	1,941,289	1,750,561
Inventories, net	1,918,934	1,658,172
Deferred tax assets, net	52,070	46,220
Prepaid expenses and other	137,709	114,515

Total current assets	4,191,505	3,727,735

Property, Plant and Equipment, net	1,192,186	1,105,880

Goodwill, net	902,565	896,442

Other Intangible Assets, net	128,570	128,359

Other Assets	227,199	203,464

Total Assets	$6,642,025	$6,061,880

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$121,771	$139,481
Accounts payable	817,522	655,413
Accrued payroll costs	139,348	153,453
Income taxes payable	83,861	80,181
Other	142,749	144,772

Total current liabilities	1,305,251	1,173,300

Long-Term Debt	806,408	845,624

Deferred Tax Liabilities	168,804	160,244

Other Long-Term Liabilities	163,311	157,042

Minority Interests	1,258,674	1,130,773

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $1 par value; 500,000 shares authorized; 218,212 shares issued in 2008 (217,586 shares issued in 2007)	218,212	217,586
Additional paid-in capital	571,456	533,429
Retained earnings	2,529,267	2,219,224
Accumulated other comprehensive income	79,067	67,840
Less – Treasury securities, at cost; 17,083 common shares in 2008 (16,825 common shares in 2007)	(458,425)	(443,182)

Total stockholders’ equity	2,939,577	2,594,897

Total Liabilities and Stockholders’ Equity	$6,642,025	$6,061,880

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$358,264	$313,211
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	140,567	121,896
Depreciation and amortization	104,419	91,947
Deferred income tax provision (benefit)	(5,108)	18,932
Increase in LIFO inventory reserves	28,909	21,777
Share-based compensation expense	20,868	16,721
Provision for losses on receivables	1,908	1,584
Foreign currency translation losses (gains)	(846)	2,330
Gain on disposal of property, plant and equipment	(16,658)	(11,210)
Equity earnings, net of dividends received	(10,686)	(5,594)
Gain on sale of operations	—	(1,534)
Changes in operating assets and liabilities:
Receivables	(188,565)	(20,371)
Inventories	(283,281)	(121,812)
Accounts payable	160,275	(44,371)
Other current assets and liabilities	(38,922)	(86,485)
Other non-current assets and liabilities	(8,380)	(13,163)

Net cash provided by operating activities	262,764	283,858

Cash flows from investing activities:
Acquisitions, net of cash acquired	(27,937)	(18,604)
Purchases of property, plant and equipment	(163,004)	(168,088)
Proceeds from disposal of property, plant and equipment	26,190	23,712
Proceeds from sale of operations	—	16,655

Net cash used in investing activities	(164,751)	(146,325)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	26,812	43,251
Principal payments of long-term debt	(67,974)	(115,514)
Net change in short-term borrowings	(18,130)	24,009
Purchases of common stock under Repurchase Program	(8,647)	(35,195)
Payment of common stock dividends	(44,163)	(35,984)
Net proceeds related to long-term incentive awards	1,845	13,083
Excess tax benefit from share-based compensation	7,591	10,347
Distributions to minority interest partner	(14,747)	(28,000)

Net cash used in financing activities	(117,413)	(124,003)

Effect of exchange rate changes on cash	2,636	994

Increase (decrease) in cash and cash equivalents	(16,764)	14,524
Cash and cash equivalents at beginning of period	158,267	80,379

Cash and cash equivalents at end of period	$141,503	$94,903

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,378	$37,568
Cash paid for income taxes	228,659	163,967
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K and other current filings with the Commission. All adjustments that are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.
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
Revenue Recognition
Revenues in the accompanying unaudited results of operations are separated into our two major business lines to provide additional information for use in analyzing the Company’s results. Generally, sales transactions are subject to contractual arrangements that specify price, general terms and conditions.
Transactions in our oilfield operations are primarily composed of rental and service revenues, but also include product and certain other revenues. Product revenues, net of applicable provisions for returns, are recognized when title and related risk of loss transfer to the customer and collectability is reasonably assured. In most cases, title and risk transfer upon product delivery; however, certain products are provided on a consigned basis with title and risk transferring when products are consumed. Rental, service and other revenues are recorded when such services are performed and collectability is reasonably assured. On a routine basis, our operating units provide multiple product and service offerings as part of a combined transaction. Service and rental revenues for these projects, which are of a short duration, are recognized when the project is complete.
Sales transactions in our distribution operations are primarily composed of product revenues. Distribution sales, net of applicable provisions for returns, are recognized when goods are delivered to the customer and collectability is reasonably assured.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by the Company as of the specified effective date.
The FASB had previously issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”; SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which have been discussed in previous filings with the Commission. The Company continues to evaluate the provisions of these standards, which are required to be adopted by the Company in the first quarter of 2009.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated condensed financial statements upon adoption.
Reclassifications
Certain reclassifications have been made to the prior years’ financial information to conform to the 2008 presentation.

2. Acquisitions and Dispositions
During the six months ended June 30, 2008, the Company completed three acquisitions in exchange for aggregate cash consideration of $27.9 million and the assumption of certain liabilities. The consideration relates to the purchase of Norwegian-based Innovar Engineering AS, a company providing wellbore completion tool technology, and Caspian Downhole Services (“CDS”), a Kazakhstan-based provider of rental tool, machine shop and inspection services.
These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired, which is primarily associated with the CDS transaction, approximated $6.3 million and has been recorded as goodwill in the June 30, 2008 consolidated condensed balance sheet. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
From time to time, the Company divests of non-core operations in the normal course of business. During the second quarter of 2007, the Company completed the disposition of certain majority-owned venture operations in exchange for cash consideration of $16.7 million. Although the transaction had a positive effect on cash flows, it did not materially impact results of operations.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$183,273	$153,053	$358,264	$313,211

Weighted average number of common shares outstanding	200,938	200,499	200,873	200,241

Basic EPS	$0.91	$0.76	$1.78	$1.56

Net income	$183,273	$153,053	$358,264	$313,211

Weighted average number of common shares outstanding	200,938	200,499	200,873	200,241
Dilutive effect of stock options and restricted stock units	1,346	1,598	1,296	1,574

	202,284	202,097	202,169	201,815

Diluted EPS	$0.91	$0.76	$1.77	$1.55

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a significant portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$167,885	$139,218
Work-in-process	190,945	173,836
Finished goods	1,705,268	1,461,373

	2,064,098	1,774,427

Reserves to state certain U.S. inventories (FIFO cost of $670,927 and $611,062 in 2008 and 2007, respectively) on a LIFO basis	(145,164)	(116,255)

	$1,918,934	$1,658,172

During the first half of 2008, the Company recorded additional LIFO reserves of $28.9 million, primarily related to the higher cost of steel and alloy products purchased in the Distribution segment. To a lesser extent, modest cost inflation experienced in the oilfield manufacturing operations resulted in the revaluation of on-hand inventories to current unit cost standards during the second quarter of 2008.
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30,	December 31,
	2008	2007
Land and improvements	$62,275	$62,546
Buildings	245,168	235,545
Machinery and equipment	972,214	880,562
Rental tools	786,093	726,333

	2,065,750	1,904,986
Less – Accumulated depreciation	(873,564)	(799,106)

	$1,192,186	$1,105,880

6. Goodwill and Other Intangible Assets
Goodwill
The following table presents beginning and ending goodwill balances, which are presented net of accumulated amortization of $53.6 million, as well as changes in the account during the period shown. Additionally, due to the change in reportable business segments discussed in Footnote 10, the beginning goodwill balance has been recast in order to conform to the 2008 presentation.

		Smith
		Drilling and
	M-I SWACO	Evaluation	Distribution	Consolidated
Balance as of December 31, 2007	$707,165	$137,732	$51,545	$896,442
Goodwill acquired	—	6,334	—	6,334
Purchase price and other adjustments	—	247	(458)	(211)

Balance as of June 30, 2008	$707,165	$144,313	$51,087	$902,565

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years. The components of these other intangible assets are as follows:

							Weighted
	June 30, 2008			December 31, 2007			Average
	Gross			Gross			Amortization
	Carrying	Accumulated		Carrying	Accumulated		Period
	Amount	Amortization	Net	Amount	Amortization	Net	(years)
Patents	$117,842	$40,598	$77,244	$112,485	$35,190	$77,295	13.8
License agreements	32,416	15,758	16,658	31,688	14,204	17,484	10.7
Non-compete agreements and trademarks	41,626	23,501	18,125	36,704	21,032	15,672	8.6
Customer lists and contracts	37,138	20,595	16,543	34,603	16,695	17,908	9.1

	$229,022	$100,452	$128,570	$215,480	$87,121	$128,359	12.1

Amortization expense of other intangible assets was approximately $5.9 million and $7.7 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $13.3 million and $15.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. The expiration of certain licensing royalty agreements in the first quarter of 2008 contributed to the lower level of current year amortization expense as compared to the prior year periods. Amortization expense related to the existing operations is expected to approximate $24.8 million for fiscal year 2008 and is anticipated to range between $11.8 million and $20.8 million per year for the 2009 – 2012 fiscal years.
7. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$183,273	$153,053	$358,264	$313,211
Currency translation adjustments	2,637	13,045	12,052	17,618
Changes in unrealized fair value of derivatives, net	(842)	(114)	(801)	149
Pension liability adjustments	—	—	(24)	—

Comprehensive income	$185,068	$165,984	$369,491	$330,978

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following:

	June 30, 2008	December 31, 2007
Currency translation adjustments	$84,350	$72,298
Unrealized fair value of derivatives	(46)	755
Pension liability adjustments	(5,237)	(5,213)

Accumulated other comprehensive income	$79,067	$67,840

8. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans, which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.0 million for each of the three-month periods ended June 30, 2008 and 2007, respectively, and $2.0 million for each of the six-month periods ended June 30, 2008 and 2007, respectively. Company contributions to the pension and postretirement benefit plans during 2008 are expected to be comparable with 2007 contribution levels.

9. Long-Term Incentive Compensation
As of June 30, 2008, the Company had outstanding restricted stock units and stock options granted under the Third Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “Plan”). As of June 30, 2008, approximately 5,138,100 shares were authorized for future issuance pursuant to the Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). Activity under the Company’s restricted stock program for the six-month period ended June 30, 2008 is presented below:

	Time-based Awards		Performance-based Awards		Total
		Fair		Fair	Restricted
	No. of Units	Value(a)	No. of Units	Value(a)	Stock Units
Outstanding at December 31, 2007	796,687	$53.06	1,280,851	$48.55	2,077,538
Granted	4,077	56.50	—	—	4,077
Forfeited	(29,973)	49.10	(42,073)	40.32	(72,046)
Vested	(500)	27.73	(196,439)	43.05	(196,939)

Outstanding at June 30, 2008	770,291	$53.25	1,042,339	$49.92	1,812,630

(a)	Reflects the weighted average grant-date fair value.
Restrictions on 450,329 performance-based units and 245,441 time-based units outstanding at June 30, 2008 are expected to lapse during the 2008 fiscal year.
Stock Options
Activity under the Company’s stock option program for the six-month period ended June 30, 2008 is presented below:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2007	1,547,671	$20.04
Granted	—	—
Forfeited	(15,512)	29.22
Exercised	(411,959)	20.35

Outstanding at June 30, 2008	1,120,200	$19.80	5.0	$70,953

Exercisable at June 30, 2008	1,008,259	$18.80	4.8	$64,876

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock and stock options, was $10.2 million and $8.5 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $20.9 million and $16.7 million for each of the six-month periods ended June 30, 2008 and 2007, respectively.
Moreover, the total unrecognized share-based compensation expense for awards outstanding as of June 30, 2008 approximated $70.7 million, or $42.4 million net of taxes and minority interests, which will be recognized over a weighted-average period of 2.4 years.

10. Industry Segments
The Company provides premium products and services to the oil and gas exploration and production industry, aggregating its business operations into three reportable segments: M-I SWACO, Smith Drilling and Evaluation and Distribution. The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Drilling and Evaluation segment reflects two business units: Smith Technologies, a major drill bit industry participant, and Smith Services, a global provider of downhole tools, equipment, and related services. Finally, the Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin, Ltd., a publicly-traded Canadian distribution company.
Subsequent to June 30, 2008, the Company modified its segment reporting disclosure to provide investors with increased visibility into its oilfield business operations. The M-I SWACO unit has been separated from our other oilfield business operations and is being reported as a separate segment. Additionally, the Company no longer allocates corporate expenses to the various reporting segments. These changes do not affect the Company’s Consolidated Condensed Statements of Operations, Balance Sheets, or Cash Flows.
The following table, in which the prior year revenue and operating income has been recast to conform to the current year presentation, includes, financial information for each reportable segment and geographical revenues on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
M-I SWACO	$1,285,754	$1,086,524	$2,514,183	$2,121,608
Smith Drilling and Evaluation	592,816	528,391	1,167,314	1,054,991
Distribution	615,588	499,458	1,183,659	1,045,498

	$2,494,158	$2,114,373	$4,865,156	$4,222,097

Revenues by Area:
United States	$1,145,960	$987,046	$2,158,639	$1,948,550
Canada	146,453	138,703	380,878	375,842

North America	1,292,413	1,125,749	2,539,517	2,324,392

Latin America	244,543	173,213	471,520	321,551
Europe/Africa	646,527	512,335	1,243,019	991,013
Middle East/Asia	310,675	303,076	611,100	585,141

Non-North America	1,201,745	988,624	2,325,639	1,897,705

	$2,494,158	$2,114,373	$4,865,156	$4,222,097

Operating Income:
M-I SWACO	$208,700	$178,982	$412,904	$348,097
Smith Drilling and Evaluation	162,864	150,608	325,870	298,956
Distribution	36,518	20,706	66,402	50,616
General corporate	(18,315)	(17,847)	(36,602)	(34,092)

	$389,767	$332,449	$768,574	$663,577

11. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.7 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $157.2 million of standby letters of credit and bid, performance and surety bonds at June 30, 2008. Management does not expect any material amounts to be drawn on these instruments.
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
As of June 30, 2008, the Company’s environmental reserve totaled $6.7 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2008, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.
12. Subsequent Event
On June 3, 2008, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding shares of W-H Energy Services, Inc. (“W-H’) pursuant to an exchange offer. Under the terms of the transaction, each W-H shareholder is entitled to receive $56.10 in cash and 0.48 shares of Smith common stock in exchange for each W-H share outstanding. W-H equity holders have the option to accept the consideration mix offered or, subject to proration, elect either all-cash or all-stock consideration.
The transaction is expected to be completed in the third quarter of 2008 and is subject to the successful completion of the exchange offer, as well as customary closing conditions and regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with 75 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence 75 percent of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 52 percent of the Company’s consolidated revenues were generated in North America during the first six months of 2008, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-fourth of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, 61 percent of the Company’s revenues were generated in markets outside of North America during the first half of 2008.
Business Outlook
Near-term drilling activity will largely be influenced by the seasonal recovery in Canada, supported by a sharp rebound in the number of land-based drilling projects from the levels experienced in the second quarter of 2008. Drilling activity in markets outside of Canada should increase modestly throughout the remainder of the year as exploration and production companies develop unconventional land-based projects in the United States and benefit from the delivery of a number of newbuild deepwater drilling units in the global offshore market. However, tropical weather disturbances are typically experienced in the Gulf of Mexico during the third calendar quarter — influencing the level of planned drilling programs and, in certain circumstances, may result in the curtailment of some offshore drilling operations. Although a number of factors impact drilling activity levels, our business is highly dependent on the general economic environment in the United States and other major world economies — which ultimately influence energy consumption and the resulting demand for our products and services. A significant deterioration in the global economic environment could adversely affect worldwide drilling activity and the future financial results of the Company.

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

Results of Operations
Segment Discussion
The Company markets its products and services throughout the world through four business units which are aggregated into three reportable segments: M-I SWACO, Smith Drilling and Evaluation and Distribution. The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Drilling and Evaluation segment reflects two business units: Smith Technologies, a major drill bit industry participant, and Smith Services, a global provider of downhole tools, equipment, and related services. Finally, the Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin, Ltd., a publicly-traded Canadian distribution company.
The accompanying revenue information and discussion has been presented by business unit in order to provide additional information in analyzing the Company’s operations. Additionally, due to the change in reportable business segments discussed in Footnote 10, the Company has recast prior year geographic revenue and operating income information in order to conform to the 2008 presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$1,285,754	52	$1,086,524	51	$2,514,183	52	$2,121,608	50
Smith Technologies	281,317	11	248,294	12	556,042	11	492,385	12
Smith Services	311,499	12	280,097	13	611,272	13	562,606	13

Oilfield operations	1,878,570	75	1,614,915	76	3,681,497	76	3,176,599	75
Distribution operations	615,588	25	499,458	24	1,183,659	24	1,045,498	25

Total	$2,494,158	100	$2,114,373	100	$4,865,156	100	$4,222,097	100

Geographic Revenues:
United States:
M-I SWACO	$327,121	13	$307,212	15	$633,386	13	$603,985	14
Smith Drilling and Evaluation	330,444	13	292,689	14	639,506	13	570,841	14
Distribution	488,395	20	387,145	18	885,747	18	773,724	18

Total United States	1,145,960	46	987,046	47	2,158,639	44	1,948,550	46

Canada:
M-I SWACO	26,663	1	34,664	2	73,025	2	91,759	2
Smith Drilling and Evaluation	24,579	1	27,368	1	72,173	1	76,928	2
Distribution	95,211	4	76,671	3	235,680	5	207,155	5

Total Canada	146,453	6	138,703	6	380,878	8	375,842	9

Non-North America:
M-I SWACO	931,970	37	744,648	35	1,807,772	37	1,425,864	34
Smith Drilling and Evaluation	237,793	10	208,334	10	455,635	10	407,222	10
Distribution	31,982	1	35,642	2	62,232	1	64,619	1

Total Non-North America	1,201,745	48	988,624	47	2,325,639	48	1,897,705	45

Total Revenue	$2,494,158	100	$2,114,373	100	$4,865,156	100	$4,222,097	100

Operating Income:
M-I SWACO	$208,700	16	$178,982	16	$412,904	16	$348,097	16
Smith Drilling and Evaluation	162,864	27	150,608	29	325,870	28	298,956	28
Distribution	36,518	6	20,706	4	66,402	6	50,616	5
General Corporate	(18,315)	*	(17,847)	*	(36,602)	*	(34,092)	*

Total	$389,767	16	$332,449	16	$768,574	16	$663,577	16

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Market Data:
Average Worldwide Rig Count: (1)
United States	2,081	47	1,934	48	2,045	45	1,917	46
Canada	144	3	126	3	295	7	305	7
Non-North America	2,205	50	1,960	49	2,174	48	1,924	47

Total	4,430	100	4,020	100	4,514	100	4,146	100

Onshore	3,849	87	3,456	86	3,937	87	3,595	87
Offshore	581	13	564	14	577	13	551	13

Total	4,430	100	4,020	100	4,514	100	4,146	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$123.80		$65.02		$111.12		$61.67
Natural Gas ($/mcf) (3)	11.47		7.66		10.14		7.42

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

*	not meaningful
M-I SWACO Segment
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes approximately 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes just over 30 percent of the unit’s revenues. Offshore drilling programs, which accounted for 13 percent of the worldwide rig count during the first six months of 2008, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $1.3 billion for the second quarter of 2008, an increase of 18 percent above the prior year period. Approximately 80 percent of the revenue improvement over the prior year period was attributable to an 11 percent growth in the average number of active land-based drilling rigs which favorably impacted business volumes in the Former Soviet Union (“FSU”), Latin America and other major drilling markets, including the United States. The unit’s onshore revenues grew 32 percent over the prior year quarter, evidencing increased demand for drilling fluids and, to a lesser extent, fluid processing and other environmental equipment rentals. Increased customer spending for completion fluids and produced water separation equipment in the North Sea market accounted for the period-to-period growth in the global offshore business. For the six-month period, M-I SWACO reported revenues of $2.5 billion, a 19 percent increase over the amounts reported in the first half of 2007. The revenue increase was reported in markets outside North America — primarily attributable to higher land-based drilling activity levels that favorably impacted business volumes in the FSU, Mexico and North Africa. Approximately one-third of the year-to-date revenue growth reflects improved offshore results, largely reflecting a favorable customer mix and new contract awards in the North Sea market.
Operating Income
Operating income for the M-I SWACO segment was $208.7 million for the three months ended June 30, 2008. M-I SWACO segment margins were 16.2 percent for the second quarter of 2008, reflecting a 30 basis point decline from the year-ago period. Several factors contributed to the operating margin performance, including a shift in the business mix towards lower-relative margin land-based programs, higher transportation and raw material input costs and, to a lesser extent, incremental project costs associated with new contracts in Latin America. On an absolute dollar basis, second quarter 2008 operating income increased $29.7 million over the prior year quarter, reflecting the impact of a 18 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses associated with the expanding global business infrastructure. On a year-to-date basis, M-I SWACO operating margins were comparable with the prior year period as lower gross margins were offset by improved fixed cost coverage. On an absolute dollar basis, six-month operating income was $64.8 million above the first half of 2007 level, largely attributable to the impact of higher revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.

Smith Drilling and Evaluation Segment
Revenues
Smith Technologies designs and manufactures three-cone and diamond drill bits, turbines and borehole enlargement tools for use in the oil and gas industry. Due to the nature of its product offerings, revenues for these operations typically correlate more closely to the rig count than any of the Company’s other businesses. Moreover, Smith Technologies has a high level of North American revenue exposure driven, in part, by the significance of its Canadian operations. Accordingly, the seasonal Canadian drilling decline, which occurs in the second quarter, adversely impacts the unit’s financial performance. Smith Technologies reported revenues of $281.3 million for the quarter ended June 30, 2008, an increase of 13 percent over the comparable prior year period. The majority of the year-on-year revenue growth was reported in the Western Hemisphere operations, influenced by increased unconventional drilling projects in the U.S. land-based market and, to a lesser extent, improved drill bit market penetration in key Latin American markets and pricing realization. Outside the United States, the improved business volumes reflect higher activity levels as well as strong demand for diamond drill bit products. For the six-month period, Smith Technologies reported revenues of $556.0 million, a 13 percent improvement over the comparable prior year period. Two-thirds of the revenue growth was reported in the United States, driven by improved three-cone drill bit market penetration and the impact of price increases introduced during the past 12-month period. Increased demand for diamond and three-cone drill bit products in Latin America also contributed to the favorable comparison to the prior year period.
Smith Services manufactures and markets products and services used in the oil and gas industry for drilling, work-over, well completion and well re-entry. Smith Services’ revenues are heavily influenced by the complexity of drilling projects, which drive demand for a wider range of its product offerings. In recent years, growth in the number of U.S. land-based drilling programs has resulted in strong demand for additional rigs and related drilling equipment, including the Company’s premium tubular products and drill pipe. Excluding the impact of tubular sales volumes, which are not highly correlated to drilling activity levels, revenues for Smith Services are relatively balanced between North America and the international markets. Smith Services’ revenues for the three months ended June 30, 2008 totaled $311.5 million, 11 percent above the prior year period. The year-over-year revenue growth was evenly distributed between the North American and international operations. Business volumes in the North American market was influenced by increased demand for premium tubular product and service offerings, attributable to higher onshore activity levels in the U.S. market, whereas new contract awards impacted revenue growth in the international markets. For the first half of 2008, Smith Services reported revenues of $611.3 million, a nine percent increase from the comparable prior year period. The comparison to the 2007 period is influenced by lower drill pipe sales associated with a decline in customer rig construction projects. Excluding drill pipe, revenues grew 15 percent above the first half of 2007 attributable to activity-driven demand for premium tubular products and services in the United States and Latin America. To a lesser extent, increased demand for Hydra-Jar® drilling services and high-performance completion products in Europe/Africa also contributed to the revenue growth.
Operating Income
Operating income for the Smith Drilling and Evaluation segment was $162.9 million for the three months ended June 30, 2008. Operating margins were 27.5 percent for the second quarter of 2008, reflecting a one percentage point decline from the year-ago period. The margin decline was experienced in the Smith Services operations, influenced by the prior-year sale of a majority-owned joint venture operation and higher raw material input costs. Improved business volumes and incremental pricing in the Smith Technologies unit, which generates higher-relative profitability levels, partially offset the reduction in Smith Services’ margins. On an absolute dollar basis, second quarter 2008 operating income increased $12.3 million over the prior year quarter, reflecting the impact of higher business volumes on gross profit, partially offset by growth in variable-based operating expenses associated with the expansion of Smith Services’ manufacturing, sales and service base in the Eastern Hemisphere market. On a year-to-date basis, Smith Drilling and Evaluation operating margins declined 40 basis points, as improved gross profit margins were more than offset by the financial impact of the prior-year joint venture sale and, to a lesser extent, higher relative operating costs. On an absolute dollar basis, six-month operating income was $26.9 million above the first half of 2007 level, as increased revenue volumes and incremental pricing offset the offset the growth in variable-based operating expenses associated with the expanding business base.

Distribution Segment
Revenues
Wilson markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of Wilson’s second quarter 2008 revenues generated in those markets. Moreover, approximately one-fourth of Wilson’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $615.6 million for the second quarter of 2008, 23 percent above the comparable prior year period. The majority of the period-to-period revenue growth was attributable to increased demand for line pipe and other operating supplies associated with unconventional onshore drilling projects in the United States. Additionally, higher capital project activity in the downstream and industrial sector of the business contributed to a 31 percent improvement in sales volumes, favorably impacting the period-to-period comparison. For the first six months of 2008, the Distribution operations reported revenues of $1.2 billion, a 13 percent improvement over the comparable prior year period. The business growth was largely influenced by the U.S. operations, reflecting higher onshore drilling and completion activity and related demand.
Operating Income
Operating income for the Distribution segment was $36.5 million, or 5.9 percent of revenues, for the three months ended June 30, 2008. Segment operating margins were 1.8 percentage points above the prior year quarter, translating into 14 percent incremental operating income as a percentage of revenues. The year-over year margin improvement was influenced by higher revenue volumes, which had a favorable impact on fixed-cost coverage, and improved product pricing. On an absolute dollar basis, operating income increased $15.8 million over the year-ago period reflecting the impact of a 23 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses. On a year-to-date basis, Distribution operating margins improved 80 basis points, reflecting improved business volumes and product pricing related to line pipe expansion projects in the energy sector. On an absolute dollar basis, operating income was $15.8 million above the amount reported in the first half of 2007. The operating income variance reflects the impact of higher revenue volumes and improved gross profit levels, partially offset by growth in variable-based operating expenses.
Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$2,494,158	100	$2,114,373	100	$4,865,156	100	$4,222,097	100
Gross profit	807,452	33	696,546	33	1,588,936	33	1,372,511	33
Operating expenses	417,685	17	364,097	17	820,362	17	708,934	17

Operating income	389,767	16	332,449	16	768,574	16	663,577	16
Interest expense	16,244	1	17,605	1	32,545	1	36,139	1
Interest income	(752)	—	(895)	—	(1,648)	—	(1,659)	—

Income before income taxes and minority interests	374,275	15	315,739	15	737,677	15	629,097	15
Income tax provision	121,555	5	100,891	5	238,846	5	193,990	5
Minority interests	69,447	3	61,795	3	140,567	3	121,896	3

Net income	$183,273	7	$153,053	7	$358,264	7	$313,211	7

Consolidated revenues were $2.5 billion for the second quarter of 2008, 18 percent above the prior year period. Oilfield business volumes outside of North America contributed the majority of the revenue growth – influenced by higher activity levels and increased customer spending in Europe/Africa and Latin America. The U.S. operations drove modest growth in North America, reflecting increased demand for line pipe in both the energy and industrial sectors of the Distribution segment and, to a lesser extent, the influence of higher onshore drilling activity. For the first half of 2008, consolidated revenues were $4.9 billion, 15 percent above the comparable 2007 period, with oilfield business volumes contributing the majority of the revenue growth. The combination of increased land-based activity levels, new contract awards and a favorable customer mix in certain offshore markets benefited oilfield operations in the Europe/Africa and Latin America regions, which contributed over 60 percent of the consolidated revenue improvement. To a lesser extent, the revenue expansion reflects the influence of increased project-related spending in North America — which drove a 20 percent increase in Distribution line pipe sales volumes.
Gross profit totaled $807.5 million for the second quarter, or approximately 33 percent of revenues, 50 basis points below the margins reported in the comparable prior year period. The gross margin comparison reflects an unfavorable shift in product mix within the oilfield operations, higher costs associated with certain Latin American projects and the impact of the sale of a joint venture operation in the prior year period. On an absolute dollar basis, gross profit increased $110.9 million, or 16 percent, over the prior year quarter, primarily influenced by higher sales volumes in the oilfield operations. For the six-month period, gross profit totaled $1.6 billion, or 33 percent of revenues, 20 basis points above the gross profit margins reported in the first half of 2007. Incremental gross profit margins were 34 percent, reflecting the impact of higher business volumes on fixed costs coupled with a modestly improved business mix. On an absolute dollar basis, gross profit was $216.4 million above the six-month period ended June 30, 2007, again, largely attributable to higher sales volumes in the oilfield operations.
Operating expenses, consisting of selling, general and administrative expenses, increased $53.6 million from the prior year quarter; however, as a percentage of revenues, decreased 40 basis points. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. Compared to the first six months of 2007, operating expenses increased $111.4 million and were consistent as a percentage of revenues. The majority of the absolute dollar increase for both comparisons was attributable to variable-related costs associated with the improved business volumes, including increased investment in personnel and infrastructure in support of the expanding business base.
Net interest expense, which represents interest expense less interest income, equaled $15.5 million in the second quarter of 2008. Net interest expense decreased $1.2 million and $3.6 million from the prior year quarter and first six months of 2007, respectively. The variance primarily reflects lower average debt levels, largely associated with the retirement of $150.0 million of the Company’s Senior Notes in September 2007.
The effective tax rate approximated 32 percent for the three and six-month periods ended June 30, 2008, respectively. The rate is comparable to the level reported in the prior year period, and the first half of 2007 after adjusting for the impact of non-recurring tax benefits recognized during the March 2007 quarter, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense was $7.7 million and $18.7 million above amounts reported in the prior year quarter and first half of 2007, respectively, primarily associated with improved profitability levels in the M-I SWACO joint venture.

Liquidity and Capital Resources
General
At June 30, 2008, cash and cash equivalents equaled $141.5 million. During the first six months of 2008, the Company generated $262.8 million of cash flows from operations, modestly below the amount reported in the comparable prior year period. The year-on-year reduction related to higher net working capital investment, influenced by growth in North American business volumes and related accounts receivable, partially offset by improved oilfield profitability levels.
During the first half of 2008, cash flows used in investing activities totaled $164.8 million - $18.5 million above the comparable prior year period. The increase reflects cash proceeds from the sale of certain majority-owned joint venture operations in the year-earlier period. Excluding the impact of dispositions, cash flows used in investing activities were consistent year-to-year, primarily consisting of amounts required to fund capital expenditures. The Company invested $136.8 million in property, plant and equipment during the first six months of 2008, after taking into consideration cash proceeds arising from certain asset disposals.
Cash flows used in financing activities totaled $117.4 million for the first six months of 2008.  The Company’s operating cash flow performance enabled the funding of investing activities and $52.8 million of combined share repurchases and dividend payments, while still having sufficient availability to repay $59.3 million of outstanding borrowings under various loan agreements.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities.  As of June 30, 2008, the Company had $219.0 million drawn and $4.5 million of letters of credit issued under various U.S. revolving credit facilities, resulting in $196.5 million of capacity available for future operating or investing needs.  The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs.  At June 30, 2008, the Company had available borrowing capacity of $146.6 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed.  The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets.  The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements.  As of June 30, 2008, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity.  Management believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
On June 3, 2008, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding shares of W-H Energy Services, Inc. (“W-H’) pursuant to an exchange offer. In connection with the transaction, the Company has negotiated term and bridge loan facilities totaling $2.0 billion from a syndicate of five financial institutions. Amounts drawn under these facilities will be used to fund the cash portion of the transaction and repay outstanding borrowings under the W-H revolving credit facility, which terminates upon closing. Any excess funds will be used to repay amounts outstanding under the Company’s revolving credit facilities, which may create increased capacity under available U.S. revolving credit lines. Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
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
The Company’s Board of Directors has authorized a share buyback program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of June 30, 2008, the Company had 15.5 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.

Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.7 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $157.2 million of standby letters of credit and bid, performance and surety bonds at June 30, 2008. Management does not expect any material amounts to be drawn on these instruments.
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
As of June 30, 2008, the Company’s environmental reserve totaled $6.7 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at June 30, 2008, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.
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
The FASB had previously issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”; SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which have been discussed in previous filings with the Commission. The Company continues to evaluate the provisions of these standards, which are required to be adopted by the Company in the first quarter of 2009.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2008. Based upon that evaluation, our principal executive and financial officers concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          The risk factors discussed below update the Risk Factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2007.
     Smith is dependent on the level of oil and natural gas exploration and development activities.
     Demand for Smith’s products and services is dependent upon the level of oil and natural gas exploration and development activities. The level of worldwide oil and natural gas development activities is primarily influenced by the price of oil and natural gas, as well as price expectations. In addition to oil and natural gas prices, the following factors impact exploration and development activity and may lead to significant changes in worldwide activity levels:
•	overall level of global economic growth and activity;

•	actual and perceived changes in the supply of and demand for oil and natural gas;

•	political stability and policies of oil-producing countries;

•	finding and development costs of operators;

•	decline and depletion rates for oil and natural gas wells; and

•	seasonal weather conditions that temporarily curtail drilling operations.
     Changes in any of these factors could adversely impact Smith’s financial condition, results of operations or cash flows.
     A significant portion of Smith’s revenue is derived in markets outside of North America.
     Smith is a multinational oilfield service company and generates the majority of its oilfield revenues in markets outside of North America. Changes in conditions within certain countries that have historically experienced a high degree of political and/or economic instability could adversely impact Smith’s operations in such countries and as a result Smith’s financial condition, results of operations or cash flows. Additional risks inherent in Smith’s non-North American business activities include:
•	changes in political and economic conditions in the countries in which Smith operates, including civil uprisings, riots and terrorist acts;

•	unexpected changes in regulatory requirements affecting oil and natural gas exploration and development activities;

•	fluctuations in currency exchange rates and the value of the U.S. dollar;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	governmental actions that result in the deprivation of contract or proprietary rights in the countries in which Smith operates; and

•	governmental sanctions.
     Smith operates in a highly technical and competitive environment.
     Smith operates in a highly competitive business environment. Accordingly, demand for Smith’s products and services is largely dependent on its ability to provide leading-edge, technology-based solutions that reduce the operator’s overall cost of developing energy assets. If competitive or other market conditions impact Smith’s ability to continue providing superior-performing product offerings, Smith’s financial condition, results of operations or cash flows could be adversely impacted.
     Regulatory compliance costs and liabilities could adversely impact Smith’s earnings and cash available for operations.
     Smith is exposed to a variety of federal, state, local and international laws and regulations relating to matters such as the use of hazardous materials, health and safety, labor and employment, import/export control, currency exchange, bribery, corruption and taxation, and environmental, including laws and regulations governing air emissions, water discharge and waste management. These laws and regulations are complex, change frequently and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact Smith’s financial condition, results of operations or cash flows. For example, the adoption of more stringent laws and regulations curtailing the level of oil and natural gas exploration and development activities could adversely affect Smith’s operations by limiting demand for its products and services.
     Smith’s industry is experiencing more litigation involving claims of infringement of intellectual property rights.
Over the past few years, Smith’s industry has experienced increased litigation related to the infringement of intellectual property rights. Although no material matters are pending or threatened at this time, Smith, as well as certain of its competitors, has been named as defendants in various intellectual property matters in the past. These types of claims are typically costly to defend, involve monetary judgments that, in certain circumstances, are subject to being enhanced and are often brought in venues that have proved to be favorable to plaintiffs. If Smith is served with an intellectual property claim that it is unsuccessful in defending, it could adversely impact Smith’s results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2008, the Company did not repurchase any shares of common stock under the program. The number of shares that may yet be purchased under the program as of June 30, 2008 is 15,533,813.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          At the Annual Meeting of Stockholders on May 13, 2008, stockholders of the Company elected all nominated directors, approved the Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan, approved an amendment to the Smith International, Inc. Restated Certificate of Incorporation to increase the number of authorized shares and ratified Deloitte & Touche LLP as independent registered public accountants for 2008 by the votes shown below.

	For	Withheld
Election of Directors:
Loren K. Carroll	167,921,673	8,551,343
Dod A. Fraser	171,250,825	5,222,191

				Broker
	For	Against	Abstain	Non-Votes
Approval of the Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan	155,170,249	5,147,269	1,893,216	14,262,282
Approval of an amendment to the Smith International, Inc. Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000	160,124,049	14,417,509	1,931,458	—
Ratification of Deloitte & Touche LLP as independent registered public accountants for the Company for 2008	174,990,923	138,718	1,343,375	—

Item 5. Other Information
          None.
Item 6. Exhibits
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

2.1	-	Agreement and Plan of Merger, dated as of June 3, 2008, among Smith International, Whitehall Acquisition Corp. and W-H Energy Services, Inc. (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). Filed as Exhibit 2.01 to the Company’s report on Form 8-K dated June 3, 2008 and incorporated herein by reference.

3.1*	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated April 23, 2008 and incorporated herein by reference.

10.1+	-	Letter Agreement on Non-Competition between the Company and Loren K. Carroll dated May 9, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.2+	-	Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 13, 2008 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: August 11, 2008	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: August 11, 2008	By:	/s/ Margaret K. Dorman
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

2.1	-	Agreement and Plan of Merger, dated as of June 3, 2008, among Smith International, Whitehall Acquisition Corp. and W-H Energy Services, Inc. (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). Filed as Exhibit 2.01 to the Company’s report on Form 8-K dated June 3, 2008 and incorporated herein by reference.

3.1*	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated April 23, 2008 and incorporated herein by reference.

10.1+	-	Letter Agreement on Non-Competition between the Company and Loren K. Carroll dated May 9, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.2+	-	Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 13, 2008 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.