Form 10-Q
period 2008-09-30
SMITH INTERNATIONAL INC
filed 2008-11-10
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 218,856,479 shares of common stock outstanding, net of treasury shares held, on November 3, 2008.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Oilfield operations	$2,088,442	$1,685,687	$5,769,939	$4,862,286
Distribution operations	760,869	559,372	1,944,528	1,604,870

Total revenues	2,849,311	2,245,059	7,714,467	6,467,156

Costs and expenses:
Cost of oilfield revenues	1,317,288	1,042,984	3,615,156	3,017,978
Cost of distribution revenues	625,225	473,169	1,603,577	1,347,761
Selling, general and administrative expenses	463,717	378,569	1,284,079	1,087,503

Total costs and expenses	2,406,230	1,894,722	6,502,812	5,453,242

Operating income	443,081	350,337	1,211,655	1,013,914

Interest expense	24,169	17,103	56,714	53,242
Interest income	(732)	(1,152)	(2,380)	(2,811)

Income before income taxes and minority interests	419,644	334,386	1,157,321	963,483

Income tax provision	136,765	106,579	375,611	300,569

Minority interests	73,036	60,974	213,603	182,870

Net income	$209,843	$166,833	$568,107	$480,044

Earnings per share:
Basic	$1.00	$0.83	$2.79	$2.40
Diluted	$1.00	$0.83	$2.77	$2.38

Weighted average shares outstanding:
Basic	208,857	200,070	203,554	200,184
Diluted	210,216	202,078	204,862	201,891
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$192,101	$158,267
Receivables, net	2,434,048	1,750,561
Inventories, net	2,226,379	1,658,172
Deferred tax assets, net	80,184	46,220
Prepaid expenses and other	149,799	114,515

Total current assets	5,082,511	3,727,735

Property, Plant and Equipment, net	1,829,606	1,105,880

Goodwill, net	2,982,058	896,442

Other Intangible Assets, net	615,543	128,359

Other Assets	236,489	203,464

Total Assets	$10,746,207	$6,061,880

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$1,356,155	$139,481
Accounts payable	989,760	655,413
Accrued payroll costs	197,930	153,453
Income taxes payable	110,248	80,181
Other	238,481	144,772

Total current liabilities	2,892,574	1,173,300

Long-Term Debt	1,442,945	845,624

Deferred Tax Liabilities	477,015	160,244

Other Long-Term Liabilities	150,147	157,042

Minority Interests	1,295,802	1,130,773

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $1 par value; 500,000 shares authorized; 236,016 shares issued in 2008 (217,586 shares issued in 2007)	236,016	217,586
Additional paid-in capital	1,967,761	533,429
Retained earnings	2,712,840	2,219,224
Accumulated other comprehensive income	34,054	67,840
Less – Treasury securities, at cost; 17,160 common shares in 2008 (16,825 common shares in 2007)	(462,947)	(443,182)

Total stockholders’ equity	4,487,724	2,594,897

Total Liabilities and Stockholders’ Equity	$10,746,207	$6,061,880

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$568,107	$480,044
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	213,603	182,870
Depreciation and amortization	173,748	141,461
Deferred income tax provision	10,299	7,536
Increase in LIFO inventory reserves	69,213	22,131
Share-based compensation expense	30,663	25,352
Provision for losses on receivables	4,198	2,740
Foreign currency translation losses (gains)	44	3,579
Gain on disposal of property, plant and equipment	(23,897)	(17,250)
Equity earnings, net of dividends received	(12,879)	(10,485)
Gain on sale of operations	—	(1,534)
Changes in operating assets and liabilities, excluding the net effects of acquisitions:
Receivables	(367,779)	(179,390)
Inventories	(517,971)	(169,290)
Accounts payable	267,185	(17,211)
Other current assets and liabilities	99,253	(61,674)
Other non-current assets and liabilities	(34,792)	(20,261)

Net cash provided by operating activities	478,995	388,618

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,667,352)	(41,073)
Purchases of property, plant and equipment	(267,824)	(248,530)
Proceeds from disposal of property, plant and equipment	45,083	33,888
Proceeds from sale of operations	—	16,655

Net cash used in investing activities	(1,890,093)	(239,060)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,027,847	233,175
Principal payments of long-term debt	(448,353)	(272,676)
Net change in short-term borrowings	968,340	36,129
Purchases of common stock under Repurchase Program	(13,084)	(78,847)
Payment of common stock dividends	(68,288)	(56,031)
Net proceeds related to long-term incentive awards	2,103	24,627
Excess tax benefit from share-based compensation	8,190	20,317
Distributions to minority interest partner	(31,587)	(40,097)

Net cash provided by (used in) financing activities	1,445,168	(133,403)

Effect of exchange rate changes on cash	(236)	2,182

Increase in cash and cash equivalents	33,834	18,337
Cash and cash equivalents at beginning of period	158,267	80,379

Cash and cash equivalents at end of period	$192,101	$98,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,349	$54,482
Cash paid for income taxes	324,940	271,883
Supplemental disclosures of non-cash transactions:
Stock issued for the W-H Energy transaction	$1,403,616	$—
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
Reclassifications
Certain reclassifications have been made to the prior years’ financial information to conform to the current presentation.

2. Acquisitions and Dispositions
W-H Energy Services
On August 25, 2008, Smith completed the acquisition of all of the outstanding equity interests in W-H Energy Services, Inc. (“W-H”), a Texas corporation. W-H is a leading provider of technologically-advanced drilling-related product offerings, including directional drilling, measurement-while-drilling and logging-while-drilling services. W-H also provides a broad range of products and services used by exploration and production companies to complete and produce wells, including coiled tubing services, cased-hole wireline and other related offerings. W-H’s business operations are primarily concentrated in the United States.
In connection with the transaction, the Company issued 17.78 million common shares, valued at $78.94 per share, and paid $1.64 billion of cash to the former shareholders of W-H.
The W-H acquisition has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The preliminary purchase price consideration consists of the following (in thousands):

Preliminary purchase price consideration:
Shares issued(a)	$1,403,616
Cash paid, net	1,615,133

Consideration paid to former W-H equity holders	3,018,749

Acquired company transaction costs	10,990

$3,029,739

(a)	The fair value of shares issued was determined using an average price of $78.94, which represents the Company’s average closing stock price for the five-day period beginning two days before the announcement of the transaction.
The following table indicates the preliminary purchase price allocation to net assets acquired which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired amounted to $2.07 billion and has been recorded as goodwill in the accompanying September 30, 2008 consolidated condensed balance sheet. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase Price	$3,029,739

Receivables	344,560
Inventories	139,422
Prepaid and other current assets	89,173
Property, plant and equipment	623,687
Intangibles	487,960
Other assets	11,381
Accounts payable and accrued liabilities	(91,971)
Other current liabilities	(84,989)
Long-term debt	(261,233)
Deferred income taxes	(294,534)
Other liabilities	(4,486)

Goodwill recorded	$2,070,769

The preliminary purchase price allocation, which is based on relevant facts and circumstances and discussion with an independent third-party consulting firm, is subject to change upon completion of the final valuation analysis by Smith management. The final valuation, which is required to be completed by August 2009, is not expected to result in material changes to the preliminary allocation.

Other Acquisitions and Dispositions
During the nine months ended September 30, 2008, the Company completed four additional acquisitions in exchange for aggregate cash consideration of $34.7 million and the assumption of certain liabilities. The consideration primarily relates to the purchase of Norwegian-based Innovar Engineering AS, a company providing wellbore completion tool technology, and Caspian Downhole Services (“CDS”), a Kazakhstan-based provider of rental tool, machine shop and inspection services.
These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired approximated $11.9 million and has been recorded as goodwill in the September 30, 2008 consolidated condensed balance sheet. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
From time to time, the Company divests of non-core operations in the normal course of business. During the first nine months of 2007, the Company completed the disposition of certain majority-owned venture operations in exchange for cash consideration of $16.7 million. Although the transaction had a positive effect on cash flows, it did not materially impact results of operations.
Pro Forma Financial Information
The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company’s significant current and prior year acquisitions had occurred on January 1, 2007. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$3,072,845	$2,528,051	$8,585,906	$7,300,787

Net income	$220,671	$171,582	$611,512	$500,287

Earnings per share:
Basic	$1.06	$0.86	$3.00	$2.50

Diluted	$1.05	$0.85	$2.98	$2.48

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$209,843	$166,833	$568,107	$480,044

Weighted average number of common shares outstanding	208,857	200,070	203,554	200,184

Basic EPS	$1.00	$0.83	$2.79	$2.40

Net income	$209,843	$166,833	$568,107	$480,044

Weighted average number of common shares outstanding	208,857	200,070	203,554	200,184
Dilutive effect of stock options and restricted stock units	1,359	2,008	1,308	1,707

	210,216	202,078	204,862	201,891

Diluted EPS	$1.00	$0.83	$2.77	$2.38

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	September 30,	December 31,
	2008	2007
Raw materials	$198,101	$139,218
Work-in-process	196,744	173,836
Finished goods	2,017,002	1,461,373

	2,411,847	1,774,427

Reserves to state certain U.S. inventories (FIFO cost of $777,295 and $611,062 in 2008 and 2007, respectively) on a LIFO basis	(185,468)	(116,255)

	$2,226,379	$1,658,172

During the first nine months of 2008, the Company recorded additional LIFO reserves of $69.2 million, primarily related to the higher cost of steel and alloy products purchased in the Distribution segment. To a lesser extent, modest cost inflation experienced in the oilfield manufacturing operations resulted in the revaluation of on-hand inventories to current unit cost standards and contributed to the increase in LIFO reserves.
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30,	December 31,
	2008	2007
Land and improvements	$75,338	$62,546
Buildings	308,059	235,545
Machinery and equipment	1,163,543	880,562
Rental tools	1,179,689	726,333

	2,726,629	1,904,986
Less – Accumulated depreciation	(897,023)	(799,106)

	$1,829,606	$1,105,880

6. Goodwill and Other Intangible Assets
Goodwill
The following table presents beginning and ending goodwill balances, which are presented net of accumulated amortization of $53.6 million, as well as changes in the account during the period shown. Additionally, due to the change in reportable business segments discussed in Footnote 11, the beginning goodwill balance has been recast in order to conform to the current presentation.

	M-I SWACO	Smith Oilfield	Distribution	Consolidated
Balance as of December 31, 2007	$707,165	$137,732	$51,545	$896,442
Goodwill acquired	5,520	2,077,056	—	2,082,576
Purchase price and other adjustments	1,727	1,771	(458)	3,040

Balance as of September 30, 2008	$714,412	$2,216,559	$51,087	$2,982,058

Other Intangible Assets
The Company amortizes other identifiable intangible assets on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years. The components of these other intangible assets are as follows:

							Weighted
	September 30, 2008			December 31, 2007			Average
	Gross			Gross			Amortization
	Carrying	Accumulated		Carrying	Accumulated		Period
	Amount	Amortization	Net	Amount	Amortization	Net	(years)
Patents	$416,093	$44,448	$371,645	$112,485	$35,190	$77,295	13.7
License agreements	32,416	16,535	15,881	31,688	14,204	17,484	10.8
Non-compete agreements and trademarks	181,144	25,304	155,840	36,704	21,032	15,672	6.7
Customer relationships, lists and contracts	96,147	23,970	72,177	34,603	16,695	17,908	5.4

	$725,800	$110,257	$615,543	$215,480	$87,121	$128,359	11.9

As further discussed in Note 2, the W-H transaction resulted in the inclusion of $488.0 million of identifiable intangibles consisting of the following assets and estimated amortizable lives:

			Weighted
			Average
	Amount		Amortization
	(in millions)		Period (years)
Patents	$295.1		13.6
Trademarks	131.3	*	2.5
Customer relationships	59.0		4.3
Non-compete agreements	2.6		5.0

	$488.0

*	Approximately $124.3 million of the value assigned to trademarks was determined to have an indefinite life and is therefore not subject to amortization.
Amortization expense of other intangible assets was approximately $9.8 million and $8.1 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $23.1 million and $23.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Amortization expense is expected to approximate $40.0 million for fiscal year 2008, $60.7 million for fiscal year 2009 and is anticipated to range between $34.6 million and $56.7 million per year for the 2010 – 2013 fiscal years.

7.	Debt
The following summarizes the Company’s outstanding debt at:

	September 30,	December 31,
	2008	2007
Current:
Short-term borrowings	$1,081,401	$111,609
Current portion of long-term debt	274,754	27,872

Short-term borrowings and current portion of long-term debt	$1,356,155	$139,481

Long-Term:
Senior Notes, net of unamortized discounts	$494,600	$494,489
Revolving credit facilities	109,000	245,000
Term loans and other	1,114,099	134,007

	1,717,699	873,496
Less-Current portion of long-term debt	(274,754)	(27,872)

Long-term debt	$1,442,945	$845,624

Principal payments of long-term debt for years subsequent to September 2009 are as follows:

2010	$386,738
2011	494,454
2012	274,661
2013	12,303
Thereafter	274,789

$1,442,945

The Company’s current debt at September 30, 2008 primarily consists of short-term borrowings used to fund the W-H transaction, which are described below. Short-term borrowing include amounts outstanding under lines of credit, short-term notes and bridge loans, while the current portion of long-term debt reflects scheduled principal payments due within the following 12 month period.
On August 20, 2008, the Company entered into a credit agreement consisting of a four-year unsecured term loan facility of $1.0 billion and a 364-day unsecured bridge loan facility of $1.0 billion with a syndicate of five financial institutions (the “Lenders”). The credit agreement allows for the election of interest at a base rate, or a Eurodollar rate of LIBOR plus 70 basis points, and contains customary covenants, including a 40 percent debt-to-total capitalization limitation. The term loan facility is scheduled to be repaid in eight equal semi-annual installments of $125.0 million commencing on December 31, 2008. The bridge loan facility matures on August 19, 2009; however, the Company has agreed to pay the Lenders a 35 basis point financing fee related to any amounts outstanding as of January 1, 2009. Borrowings under the credit agreement, which carried a weighted-average interest rate of 4.12 percent for the period outstanding during the third quarter of 2008, were primarily utilized to fund the cash consideration payable in the W-H transaction and repay amounts outstanding under the W-H revolving credit agreement.
The Company was in compliance with its loan covenants under the various loan indentures, as amended, at September 30, 2008.
8. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$209,843	$166,833	$568,107	$480,044
Currency translation adjustments	(31,155)	19,427	(19,103)	37,045
Changes in unrealized fair value of derivatives, net	(13,858)	312	(14,659)	461
Pension liability adjustments	—	—	(24)	—

Comprehensive income	$164,830	$186,572	$534,321	$517,550

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheet consists of the following:

	September 30, 2008	December 31, 2007
Currency translation adjustments	$53,195	$72,298
Unrealized fair value of derivatives	(13,904)	755
Pension liability adjustments	(5,237)	(5,213)

Accumulated other comprehensive income	$34,054	$67,840

9. Employee Benefit Plans
The Company maintains various noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees. In addition, the Company and certain subsidiaries have postretirement benefit plans, which provide health care benefits to a limited number of current, and in some cases, future retirees. Net periodic benefit expense related to the pension and postretirement benefit plans, on a combined basis, approximated $1.3 million and $1.2 million for each of the three-month periods ended September 30, 2008 and 2007, respectively, and $3.9 million and $3.6 million for each of the nine-month periods ended September 30, 2008 and 2007, respectively. Company contributions to the pension and postretirement benefit plans during 2008 are expected to be comparable with 2007 contribution levels.
10. Long-Term Incentive Compensation
As of September 30, 2008, the Company had outstanding restricted stock units and stock options granted under the Third Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of September 30, 2008, approximately 4,837,565 shares were authorized for future issuance pursuant to the LTIC Plan. During the third quarter of 2008, the Company assumed the W-H stock option plan under which no further awards may be granted.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). Activity under the Company’s restricted stock program for the nine-month period ended September 30, 2008 is presented below:

					Total
	Time-based Awards		Performance-based Awards		Restricted
	No. of Units	Fair Value(a)	No. of Units	Fair Value(a)	Stock Units
Outstanding at December 31, 2007	796,687	$53.06	1,280,851	$48.55	2,077,538
Granted	230,160	64.35	14,300	69.93	244,460
Forfeited	(36,834)	50.57	(43,331)	40.46	(80,165)
Vested	(2,750)	31.78	(196,439)	43.05	(199,189)

Outstanding at September 30, 2008	987,263	$55.84	1,055,381	$50.16	2,042,644

(a)	Reflects the weighted average grant-date fair value.
Restrictions on 449,486 performance-based units and 247,765 time-based units outstanding at September 30, 2008 are expected to lapse during the fourth quarter of 2008.
Stock Options
Activity under the Company’s stock option program for the nine-month period ended September 30, 2008 is presented below:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	Under Option	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2007	1,547,671	$20.04	5.5	$83,277
Granted	—	—
Assumed(b)	69,334	12.51
Forfeited	(18,240)	27.77
Exercised	(430,551)	20.27

Outstanding at September 30, 2008	1,168,214	$19.39	4.6	$45,852

Exercisable at September 30, 2008	1,056,573	$18.39	4.4	$42,526

(b)	Stock options assumed under the W-H program have been adjusted using the conversion factor determined as of the transaction announcement date.

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock and stock options, was $9.8 million and $8.5 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $30.7 million and $25.4 million for each of the nine-month periods ended September 30, 2008 and 2007, respectively.
Moreover, the total unrecognized share-based compensation expense for awards outstanding as of September 30, 2008 approximated $72.2 million, or $47.8 million net of taxes and minority interests, which will be recognized over a weighted-average period of 2.5 years.
11. Industry Segments and International Operations
Smith International, Inc. is one of the largest global providers of products and services used by operators during the drilling, completion and production phases of oil and natural gas development activities. Our business is segregated into three operating divisions, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results. The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Oilfield segment is comprised of our wholly-owned drilling and completion services operations, which includes drill bits, directional drilling services and downhole tools. The Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin, Ltd., a publicly-traded Canadian distribution company. Finally, General Corporate primarily reflects expenses related to Corporate personnel, administrative support functions and long-term incentive compensation programs.
Subsequent to June 30, 2008, the Company modified its segment reporting disclosure to reflect the revised operating structure in place after the integration of the W-H business operations. Based on the current structure, the M-I SWACO unit is being reported as a separate segment. Additionally, the Company does not allocate corporate expenses to the various reporting segments. These changes do not affect the Company’s Consolidated Condensed Statements of Operations, Balance Sheets, or Cash Flows.
The following table, in which the prior year periods’ revenue and operating income amounts have been recast to conform to the current year presentation, includes financial information for each reportable segment and geographical revenues on a consolidated basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
M-I SWACO	$1,364,269	$1,110,542	$3,878,452	$3,232,150
Smith Oilfield	724,173	575,145	1,891,487	1,630,136
Distribution	760,869	559,372	1,944,528	1,604,870

	$2,849,311	$2,245,059	$7,714,467	$6,467,156

Revenues by Area:
United States	$1,335,158	$1,017,936	$3,493,797	$2,966,486
Canada	242,231	195,330	623,109	571,172

North America	1,577,389	1,213,266	4,116,906	3,537,658

Latin America	260,381	208,193	731,901	529,744
Europe/Africa	696,551	534,012	1,939,570	1,525,025
Middle East/Asia	314,990	289,588	926,090	874,729

Non-North America	1,271,922	1,031,793	3,597,561	2,929,498

	$2,849,311	$2,245,059	$7,714,467	$6,467,156

Operating Income:
M-I SWACO	$217,016	$183,172	$637,108	$535,812
Smith Oilfield	188,168	162,174	514,038	461,130
Distribution	61,734	25,208	128,136	75,824
General Corporate	(23,837)	(20,217)	(67,627)	(58,852)

	$443,081	$350,337	$1,211,655	$1,013,914

12.	Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $21.5 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $189.1 million of standby letters of credit and bid, performance and surety bonds at September 30, 2008. Management does not expect any material amounts to be drawn on these instruments.
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
As of September 30, 2008, the Company’s environmental reserve totaled $5.0 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2008, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q, the Company’s 2007 Annual Report on Form 10-K and other current filings with the Commission.
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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with 75 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence 75 percent of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 52 percent of the Company’s consolidated revenues were generated in North America during the first nine months of 2008, Smith’s profitability was largely dependent upon business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-fourth of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, 61 percent of the Company’s revenues were generated in markets outside of North America during the first nine months of 2008.
Business Outlook
The Company’s oilfield businesses are concentrated in areas outside North America, markets which have tended to be more stable from an oil and gas investment standpoint. However, our operations have a material amount of exposure to the land-based North American drilling market, which could experience lower activity levels over the next few quarters impacted by the significant decline in oil and gas commodity prices and the general weakness in global credit markets. Although a number of factors impact drilling activity levels, our business continues to be highly dependent on the general economic environment in the United States and other major world economies – which ultimately influence energy consumption and the resulting demand for our products and services. In the event North American operators reduce near-term spending plans, business volumes and the future financial results of the Company could be adversely impacted.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, changes in laws or regulations and other risk factors outlined in the Company’s Form 10-K for the fiscal year ended December 31, 2007, and other documents filed with the Securities and Exchange Commission, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

Results of Operations
Segment Discussion
Our business is segregated into three operating divisions, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results. The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Oilfield segment is comprised of our wholly-owned drilling and completion services operations, which includes drill bits, directional drilling services and downhole tools. The Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin, Ltd., a publicly-traded Canadian distribution company. Finally, General Corporate primarily reflects expenses related to Corporate personnel, administrative support functions and long-term incentive compensation programs.
Subsequent to June 30, 2008, the Company modified its segment reporting disclosure to reflect the revised operating structure in place after the integration of the W-H business operations. Additionally, the Company does not allocate corporate expenses to the various reporting segments. In the following table, revenue and operating income amounts for all prior year periods have been recast to conform to the current year presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data:
Revenues:
M-I SWACO	$1,364,269	48	$1,110,542	49	$3,878,452	50	$3,232,150	50
Smith Oilfield	724,173	25	575,145	26	1,891,487	25	1,630,136	25
Distribution	760,869	27	559,372	25	1,944,528	25	1,604,870	25

Total	$2,849,311	100	$2,245,059	100	$7,714,467	100	$6,467,156	100

Geographic Revenues:
United States:
M-I SWACO	$333,043	12	$276,446	12	$966,429	12	$880,431	14
Smith Oilfield	419,932	15	329,808	15	1,059,438	14	900,649	14
Distribution	582,183	20	411,682	18	1,467,930	19	1,185,406	18

Total United States	1,335,158	47	1,017,936	45	3,493,797	45	2,966,486	46

Canada:
M-I SWACO	54,016	2	46,318	2	127,041	2	138,077	2
Smith Oilfield	44,584	2	37,543	2	116,757	1	114,471	2
Distribution	143,631	5	111,469	5	379,311	5	318,624	5

Total Canada	242,231	9	195,330	9	623,109	8	571,172	9

Non-North America:
M-I SWACO	977,210	34	787,778	35	2,784,982	36	2,213,642	34
Smith Oilfield	259,657	9	207,794	9	715,292	9	615,016	9
Distribution	35,055	1	36,221	2	97,287	2	100,840	2

Total Non-North America	1,271,922	44	1,031,793	46	3,597,561	47	2,929,498	45

Total Revenue	$2,849,311	100	$2,245,059	100	$7,714,467	100	$6,467,156	100

Operating Income:
M-I SWACO	$217,016	16	$183,172	16	$637,108	16	$535,812	17
Smith Oilfield	188,168	26	162,174	28	514,038	27	461,130	28
Distribution	61,734	8	25,208	5	128,136	7	75,824	5
General Corporate	(23,837)	*	(20,217)	*	(67,627)	*	(58,852)	*

Total	$443,081	16	$350,337	16	$1,211,655	16	$1,013,914	16

*	not meaningful

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Market Data:
Average Worldwide Rig Count: (1)
United States	2,205	45	1,998	45	2,098	45	1,944	46
Canada	365	7	313	7	318	7	307	7
Non-North America	2,326	48	2,087	48	2,225	48	1,979	47

Total	4,896	100	4,398	100	4,641	100	4,230	100

Onshore	4,287	88	3,819	87	4,053	87	3,669	87
Offshore	609	12	579	13	588	13	561	13

Total	4,896	100	4,398	100	4,641	100	4,230	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$118.22		$73.24		$113.52		$66.22
Natural Gas ($/mcf) (3)	8.99		6.56		9.75		7.03

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.
M-I SWACO
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids-control, particle separation, pressure control, rig instrumentation and waste-management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes approximately 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes over 30 percent of the segment’s revenues. Offshore drilling programs, which accounted for 13 percent of the worldwide rig count during the first nine months of 2008, are generally more revenue-intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $1.36 billion for the third quarter of 2008, an increase of 23 percent above the prior year period. Approximately 60 percent of the revenue improvement over the prior year period was attributable to a 12 percent growth in the average number of active land-based drilling rigs which favorably impacted business volumes in the United States, the Former Soviet Union (“FSU”) and, to a lesser extent, Latin America. The segment’s global offshore revenues grew 18 percent over the prior year quarter, driven by increased customer spending for drilling and completion fluids in the West Africa and North Sea markets. For the nine-month period, M-I SWACO reported revenues of $3.88 billion, a 20 percent increase over the amounts reported in the first nine months of 2007. Approximately two-thirds of the revenue increase is attributable to higher land-based drilling activity levels that favorably impacted business volumes in the FSU, the U.S. and Mexico. The remaining year-to-date revenue growth reflects improved offshore results in the North Sea and West Africa markets related to a favorable customer mix and new contract awards.
Operating Income
Operating income for the M-I SWACO segment was $217.0 million for the three months ended September 30, 2008. M-I SWACO segment margins were 15.9 percent for the third quarter of 2008, reflecting a 60 basis point decline from the year-ago period. Several factors contributed to the operating margin performance, including the impact of hurricanes in the U.S. Gulf Coast area and a shift in business mix towards lower-relative margin land-based programs that resulted in a lower proportion of premium drilling fluid revenues. On an absolute dollar basis, third quarter 2008 operating income increased $33.8 million over the prior year quarter, reflecting the impact of a 23 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses associated with the expanding global business infrastructure. On a year-to-date basis, M-I SWACO operating margins declined 20 basis points from the prior year period as lower gross margins were substantially offset by improved fixed cost coverage. On an absolute dollar basis, nine-month operating income was $101.3 million above the first nine months of 2007 level, largely attributable to the impact of higher revenue volumes on the segment’s reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.

Smith Oilfield
Revenues
The Smith Oilfield segment provides three-cone and diamond drill bits, drilling tubulars, borehole enlargement tools, turbine motors, directional drilling, measurement while drilling, and logging-while-drilling services, as well as completions, coiled tubing, wireline and drilling related services. The Smith Oilfield segment has a high level of North American revenue exposure driven, in part, by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling projects – which drives demand for a wider range of product offerings. Smith Oilfield reported revenues of $724.2 million for the quarter ended September 30, 2008, an increase of 26 percent over the comparable prior year period. The majority of the year-on-year revenue growth reflects the inclusion of the W-H Energy Services (“W-H”) operations from the August 25, 2008 acquisition date forward. Excluding the impact of the acquired operations, Smith Oilfield revenues were $580.4 million, modestly above the prior year level reflecting increased demand for drill bit products in the U.S. and Latin America markets, the introduction of borehole enlargement tools in Europe/Africa and product enhancements to turbodrilling product offerings. These improvements were substantially offset by the impact of a 74 percent decline in drill pipe sales volumes and, to a lesser extent, work disruptions caused by hurricanes in the U.S. Gulf Coast area in the latter part of the quarter. For the nine-month period, Smith Oilfield reported revenues of $1.89 billion, a 16 percent improvement over the comparable prior year period, also influenced by the W-H transaction. Excluding W-H, revenues increased $117.6 million, or seven percent as higher global activity levels and strong market penetration of three-cone drill bit products in the U.S. market more than offset the impact of a 40 percent decline in drill pipe sales volumes.
Operating Income
Operating income for the Smith Oilfield segment was $188.2 million for the three months ended September 30, 2008. Operating margins were 26.0 percent for the third quarter of 2008, reflecting a 2.2 percentage point decline from the year-ago period. The addition of W-H’s operations, which carries slightly lower margins on a comparative basis accounted for the margin decline. On an absolute dollar basis, third quarter 2008 operating income increased $26.0 million over the prior year quarter, again reflecting the impact of the W-H operations. On a year-to-date basis, Smith Oilfield operating margins declined 1.1 percentage points, influenced by the inclusion of the relatively lower-margin W-H operations and, to a lesser extent, higher operating costs. On an absolute dollar basis, nine-month operating income was $52.9 million above the first nine-months of 2007, as increased revenue volumes offset the growth in variable-based operating expenses associated with the expanding business base.
Distribution
Revenues
The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of Wilson’s third quarter 2008 revenues generated in those markets. Moreover, approximately one-fourth of the segment’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are adversely impacted by increases in crude oil and natural gas prices. Distribution revenues were $760.9 million for the third quarter of 2008, 36 percent above the comparable prior year period. The majority of the period-to-period revenue growth was attributable to increased demand for line pipe and other operating supplies associated with unconventional onshore drilling projects and pipeline expansion projects in the United States. For the first nine months of 2008, the Distribution operations reported revenues of $1.94 billion, a 21 percent improvement over the comparable prior year period. The business growth was largely influenced by the U.S. operations, reflecting higher onshore drilling and completion activity and related demand.
Operating Income
Operating income for the Distribution segment was $61.7 million, or 8.1 percent of revenues, for the three months ended September 30, 2008. Segment operating margins were 3.6 percentage points above the prior year quarter, translating into 18 percent incremental operating income as a percentage of revenues. The year-over year margin improvement was influenced by higher revenue volumes, which had a favorable impact on fixed-cost coverage, and improved line pipe product pricing. On an absolute dollar basis, operating income increased $36.5 million over the year-ago period reflecting the impact of a 36 percent increase in business volumes on gross profit, partially offset by growth in variable-based operating expenses. On a year-to-date basis, Distribution operating margins improved 1.9 percentage points, reflecting improved business volumes and product pricing related to line pipe expansion projects in the energy sector. On an absolute dollar basis, operating income was $52.3 million above the amount reported in the first nine months of 2007. The operating income variance reflects the impact of higher revenue volumes and improved gross profit levels, partially offset by growth in variable-based operating expenses.

Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$2,849,311	100	$2,245,059	100	$7,714,467	100	$6,467,156	100

Gross profit	906,798	32	728,906	33	2,495,734	32	2,101,417	33
Operating expenses	463,717	16	378,569	17	1,284,079	16	1,087,503	17

Operating income	443,081	16	350,337	16	1,211,655	16	1,013,914	16
Interest expense	24,169	1	17,103	1	56,714	1	53,242	1
Interest income	(732)	—	(1,152)	—	(2,380)	—	(2,811)	—

Income before income taxes and minority interests	419,644	15	334,386	15	1,157,321	15	963,483	15
Income tax provision	136,765	5	106,579	5	375,611	5	300,569	5
Minority interests	73,036	3	60,974	3	213,603	3	182,870	3

Net income	$209,843	7	$166,833	7	$568,107	7	$480,044	7

Consolidated revenues were $2.85 billion for the third quarter of 2008, 27 percent above the prior year period. Excluding the impact of the W-H transaction, revenues increased 21 percent, reflecting growth in across the operations.  The growth in the oilfield business volumes was driven by increased land-based activity and customer spending levels in North America and Europe/Africa, while strong, project-driven demand for line pipe and related products in the U.S. market influenced the growth in the Distribution operations.  For the first nine months of 2008, consolidated revenues were $7.71 billion, 19 percent above the comparable 2007 period, with oilfield business volumes contributing the majority of the revenue growth. The combination of increased land-based activity levels, new contract awards and a favorable customer mix in certain offshore markets benefited oilfield operations in the Europe/Africa and Latin America regions, which contributed approximately 50 percent of the consolidated revenue improvement.  To a lesser extent, the revenue expansion reflects the influence of increased project-related spending in North America – which drove a 33 percent increase in Distribution line pipe sales volumes.
Gross profit totaled $906.8 million for the third quarter, or approximately 32 percent of revenues, 70 basis points below the margins reported in the comparable prior year period.  The gross margin comparison reflects an unfavorable shift in product mix within the M-I SWACO operations, the impact of work disruptions caused by hurricanes in the U.S. Gulf Coast area on all oilfield operations and a higher proportion of Distribution segment revenues which typically generate lower-relative margins.  On an absolute dollar basis, gross profit increased $177.9 million, or 24 percent, over the prior year quarter, primarily influenced by higher sales volumes across all three reporting segments and the inclusion of the W-H operations.  For the nine-month period, gross profit totaled $2.50 billion, or 32 percent of revenues, 10 basis points below the gross profit margins reported in the first nine months of 2007 influenced by a lower proportion of offshore revenues which impacted sales volumes of premium drilling fluids.  On an absolute dollar basis, gross profit was $394.3 million above the nine-month period ended September 30, 2007, again, largely attributable to higher sales volumes across all three reporting segments.
Operating expenses, consisting of selling, general and administrative expenses, increased $85.1 million from the prior year quarter; however, as a percentage of revenues, decreased 60 basis points. Improved fixed cost coverage in the sales and administrative functions accounted for the operating expense percentage decline. Compared to the first nine months of 2007, operating expenses increased $196.6 million and decreased 20 basis points as a percentage of revenues. The majority of the absolute dollar increase for both comparisons was attributable to variable-related costs associated with the improved business volumes, including increased investment in personnel and infrastructure in support of the expanding business base.

Net interest expense, which represents interest expense less interest income, equaled $23.4 million in the third quarter of 2008. Net interest expense increased $7.5 million and $3.9 million from the prior year quarter and first nine months of 2007, respectively. The variance primarily reflects higher average debt levels, largely associated with the incremental borrowings associated with the W-H transaction in August 2008.
The effective tax rate approximated 32.5 percent for the three and nine-month periods ended September 30, 2008, respectively. The rate is comparable to the level reported in the prior year period, and the first nine months of 2007 after adjusting for the impact of non-recurring tax benefits recognized during 2007, but below the U.S. statutory rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense was $12.1 million and $30.7 million above amounts reported in the prior year quarter and first nine months of 2007, respectively, primarily associated with improved profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At September 30, 2008, cash and cash equivalents equaled $192.1 million. During the first nine months of 2008, the Company generated $479.0 million of cash flows from operations, materially above the amount reported in the comparable prior year period. The $90.4 million year-on-year operating cash flow increase primarily related to improved overall profitability levels.
During the first nine months of 2008, cash flows used in investing activities totaled $1.89 billion. The $1.65 billion increase in cash required above the amounts used in the comparable prior year period reflects the August 2008 acquisition of W-H Energy Services. Excluding the impact of acquisitions, cash flows used in investing activities were consistent year-to-year, primarily reflecting amounts required to fund capital expenditures. The Company invested $222.7 million in property, plant and equipment during the first nine months of 2008, after taking into consideration cash proceeds arising from certain asset disposals.
Cash flows provided by financing activities totaled $1.45 billion for the first nine months of 2008.  The variance from the comparable prior year period primarily reflects debt financing required to fund the W-H Energy transaction, which consists of a $1.0 billion term loan facility and a $1.0 billion bridge loan facility.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities.  As of September 30, 2008, the Company had $109.0 million drawn and $4.5 million of letters of credit issued under various U.S. revolving credit facilities, resulting in $321.5 million of capacity available for future operating or investing needs.  The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs.  At September 30, 2008, the Company had available borrowing capacity of $141.9 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed.  The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets.  The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements.  As of September 30, 2008, the Company was well within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity.  Management believes internally-generated cash flow combined with capacity available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future; however, all or a portion of the $1.0 billion outstanding bridge loan may be refinanced with a public debt issuance at some time prior to the August 19, 2009 termination date.

Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.
During the 2008 fiscal year, the Company expects net capital expenditures, which primarily consist of rental tools, machinery and equipment and other routine capital additions, to approximate $360.0 million.
The Company makes regular quarterly distributions under a dividend program. The current annualized payout under the program of approximately $106 million is expected to be funded with future cash flows from operations and, if necessary, amounts available under existing credit facilities.  The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.
The Company’s Board of Directors has authorized a share buyback program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of September 30, 2008, the Company had 15.5 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $21.5 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $189.1 million of standby letters of credit and bid, performance and surety bonds at September 30, 2008. Management does not expect any material amounts to be drawn on these instruments.
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
As of September 30, 2008, the Company’s environmental reserve totaled $5 million. This amount reflects the future undiscounted estimated exposure related to identified properties, without regard to indemnifications from former owners. While actual future environmental costs may differ from estimated liabilities recorded at September 30, 2008, the Company does not believe that these differences will have a material impact on the Company’s financial position, results of operations or cash flows.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2008. Based upon that evaluation, our principal executive and financial officers concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The current financial and credit market environment may limit the future level of exploration and production investment by our customers and impact the overall financing costs of our business operations.
     Events experienced over the past several months in the global financial and credit markets have had a significant impact on the availability of credit and the overall costs at which funds can be obtained. These factors coupled with the significant reduction in commodity prices, which has contributed to lower cash flow generation for a number of exploration and production companies, could contribute to a material decline in our customers’ spending levels. The reduction in the level of future investment, if any, could have a material adverse effect on our results of operations, financial position and cash flows.
     Additionally, the cost of new public debt financing for investment grade companies has increased dramatically over the past several months. If new debt issuance spreads remain at current levels, this factor could contribute to modestly higher overall interest costs in the event the W-H Energy bridge loan facility is refinanced with the proceeds of a public debt issuance. Higher financing costs, if incurred, could have a material impact on future results of operations, financial position and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During October 2005, the Company’s Board of Directors approved a repurchase program that allows for the purchase of up to 20.0 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the third quarter of 2008, the Company repurchased 74,900 shares of common stock under the program at an aggregate cost of $4.4 million. The acquired shares have been added to the Company’s treasury stock holdings.
     A summary of the Company’s repurchase activity for the three months ended September 30, 2008 is as follows:

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
July 1 – July 31	—	$—	—	15,533,813
August 1 – August 31	—	—	—	15,533,813
September 1 – September 30	74,900	59.24	74,900	15,458,913

3rd Quarter 2008	74,900	$59.24	74,900	15,458,913
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

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated October 22, 2008 and incorporated herein by reference.

10.1	-	Credit Agreement, dated as of August 20, 2008, among Smith International, Inc., Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein, and the lenders parties thereto. Filed as Exhibit 10.01 to the Company’s report on Form 8-K dated August 25, 2008 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: November 10, 2008	By:	/s/ Doug Rock
Doug Rock
Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Date: November 10, 2008	By:	/s/ Margaret K. Dorman
Margaret K. Dorman
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated October 22, 2008 and incorporated herein by reference.

10.1	-	Credit Agreement, dated as of August 20, 2008, among Smith International, Inc., Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein, and the lenders parties thereto. Filed as Exhibit 10.01 to the Company’s report on Form 8-K dated August 25, 2008 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.