Form 10-K
period 2008-12-31
SMITH INTERNATIONAL INC
filed 2009-03-02
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-8514

SMITH INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3822631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16740 East Hardy Road	77032
Houston, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code (281) 443-3370
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Preferred Share Purchase Rights	New York Stock Exchange, Inc.
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
     The aggregate market value of the voting stock held by non-affiliates on June 30, 2008 was $16,522,499,931 (198,731,055) shares at the closing price on the New York Stock Exchange of $83.14. On June 30, 2008, 218,211,825 shares of common stock were outstanding, including shares held in Treasury. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.
     There were 219,250,250 shares of common stock outstanding, net of shares held in Treasury, on February 23, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Proxy Statement related to the Registrant’s 2009 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form.

PART I
Item 1. Business
General
     Smith International, Inc. (“Smith” or the “Company”) is a leading global provider of premium products and services used during the drilling, completion and production phases of oil and natural gas development activities. The Company has experienced significant business growth influenced by a combination of technology investment, geographic and product expansion and strategic acquisitions.
     On August 25, 2008, we acquired all of the outstanding equity interests of W-H Energy Services, Inc. (“W-H”), a publicly-traded Texas corporation, in exchange for total consideration of $3.3 billion. The W-H operations provide key drilling-related product technologies, including directional drilling, measurement-while-drilling and logging-while-drilling services. The acquired business offerings also include products and services used by exploration and production companies to complete and produce wells, specifically coiled tubing services, cased-hole wireline and other related applications. From a geographic perspective, the W-H business base is largely concentrated in the United States.
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
     Our business is segregated into three operating divisions, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results. In addition to the W-H operations discussed above, we provide a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, oilfield production chemicals, three-cone and diamond drill bits, borehole enlargement services, tubulars, packers, liner hangers, fishing services and casing exit and multilateral systems. The Company also offers supply-chain management solutions through an extensive North American branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.
     Financial information regarding reportable segments and international operations appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Additional information related to business combinations appears in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Business Operations
M-I SWACO Segment
     M-I SWACO, a majority-owned joint venture operation, is a leading supplier of drilling fluid systems engineered to improve wellbore productivity. We also offer a broad range of waste management equipment and services, provide completion fluids and related tools and supply oilfield production chemicals.
     The joint venture accounted for just under half of our total revenues in fiscal 2008, with 70 percent of the business concentrated in markets outside North America. Approximately 60 percent of M-I’s revenues relate to drilling fluid systems and related services, 20 percent to environmental and process solutions with the remainder comprised of completion fluids, completion tools and production chemical offerings.

     Drilling fluid systems are used to cool and lubricate the drill bit, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Fluids are pumped downhole during drilling operations and are later returned to the surface where drill cuttings are removed, the fluid is reconditioned and then circulated back through the drill string. Fluid systems are engineered for specific drilling applications and reservoir environments to optimize drilling operations — typically combining a blend of weighting materials with a broad range of chemical additives to yield required performance characteristics.
     Environmental and process solutions involve a wide array of equipment and services used to remove drill cuttings from the fluid system and collect, treat and dispose of drilling waste. Engineered screens, shakers and centrifuges are typically used to perform these services, resulting in extended fluid life, increased rates of penetration and reduced wear on sensitive directional drilling equipment. Waste treatment services encompass a range of activities, including water treatment, site assessment, pit closure and remediation, drill cuttings injection and thermal processing.
     Completion fluids, or clear brines, are solids-free, clear-salt solutions that are non-damaging to the producing formation. Operators use these specially designed fluid systems in combination with a range of specialty chemicals to control bottom-hole pressures, while meeting the specific corrosion inhibition, viscosity and fluid loss requirements necessary during the completion and workover phases of a well.
     M-I SWACO’s primary competitors are Halliburton Company (“Halliburton”), Baker Hughes, Inc. (“Baker Hughes”) and Newpark Resources, Inc. Competition for drilling and completions fluids is based on a number of factors, including product quality and availability, wellsite engineering services, technical support, service response and price. Competition for our environmental and process solutions is based on product availability, equipment performance, technical support and price.
Smith Oilfield Segment
     The Smith Oilfield operations provide a comprehensive suite of premium products and services used in oil and natural gas development activities. We broadened our capabilities in key drilling and completion-related product technologies with the W-H acquisition, adding directional drilling and other complementary offerings to the segment’s existing product portfolio. We are a leading supplier of drill bits and borehole enlargement systems, drilling tools and services, tubulars, completion services and other related downhole solutions.
     The segment accounted for 26 percent of our total revenues in fiscal 2008, with approximately two-thirds of the business base currently focused in the North American region. We are a global leader in the design, manufacture and marketing of drill bits and borehole enlargement tools which, on a combined basis, represents the segment’s largest product revenue component. The following provides a discussion of drill bits, directional drilling services and other key product offerings of the segment.
     Drill bits are consumable products used during the drilling operation to cut the rock formation. The Company’s three-cone and diamond (or fixed cutter) drill bits are designed for premium market segments where faster penetration rates and increased footage provide significant economic benefits in lowering overall well costs. Borehole enlargement tools (or hole openers) and underreamers are placed above the bit in the drill string to create larger hole diameters in certain sections of the wellbore.
     Drilling tools and services include directional drilling, measurement-while-drilling and logging-while-drilling services which reduce the operational and economic risks in both exploration and development drilling. Directional drilling services involve the use of skilled personnel to direct the drilling assembly along a predetermined path to enable the optimal recovery of oil and natural gas from a reservoir. Measurement-while-drilling products and services use downhole tools to help locate and direct the drill bit on a real-time basis to the intended target. Logging-while-drilling tools provide operators with real-time data about the physical properties of downhole formations and assist in improving drilling performance.
     Premium tubular drill string components, such as drill collars and Hevi-Wate™ drill pipe, are manufactured by the Company in accordance with customer specifications while certain conventional drill pipe products are purchased for resale. In addition to the tubular product offerings, we offer proprietary downhole impact tools such as drilling jars and accelerators which can be added to the drill string to address potential drilling problems which may be encountered, including stuck pipe. The selection and placement of tubular components is often supported by engineering and field technical services to optimize bottom hole management techniques.

     A variety of products and services are employed by operators after drilling is complete — to bring the well online and to workover mature fields in a state of declining production. We provide a suite of completion and production related operations, including coiled tubing and cased-hole wireline services, packers and liner hangers. Coiled tubing and cased-hole wireline equipment, together with experienced personnel, are used in a variety of applications over the life of the well, such as perforating, wellbore clean out and stimulation, cased-hole logging, and other intervention services. Engineered and manufactured products include production and service packers, which provide zonal isolation within the wellbore to direct oil and gas flow to the surface, and liner hangers for suspension of casing liners in deeper wells.
     Fishing tools and services assist in locating, freeing and retrieving damaged or stuck tubulars, drilling tools or other non-drillable items in the wellbore, alleviating the need to drill around or abandon the well. Casing exit and multi-lateral systems allow the operator to divert around obstructions in the main wellbore or to reach multiple production zones from the main wellbore.
     Smith Oilfield’s major competitors in the drill bit business include Baker Hughes, Halliburton and National Oilwell Varco, Inc. (“National Oilwell”). With respect to drilling and completion services and tools, the segment’s primary competitors include Halliburton, Schlumberger Limited (“Schlumberger”), Baker Hughes and Weatherford International Ltd. (“Weatherford”). Competition for Smith Oilfield’s operations is based on a number of factors, including performance, price, reliability, experience and capabilities of service personnel, breadth of products and service offering, and response time.
Distribution Segment
     The Company’s Distribution operations provide products and services to the energy, refining, petrochemical, power generation and mining industries. The Distribution segment consists of the Wilson operations and a majority-owned interest in C.E. Franklin Ltd., a publicly-traded Canadian distribution company. We operate an extensive network of supply branches, service centers and sales offices through which we market pipe, valves and fittings as well as mill, safety and other maintenance products, predominately in the United States and Canada. In addition, we provide warehouse management, vendor integration and various surplus and inventory management services. The majority of our operations are focused on North American distribution of maintenance, repair and operating supplies and equipment with the remainder associated with line pipe and automated valve products (including valve, actuator and control packages).
     This segment accounted for 26 percent of our total revenues in fiscal 2008, with approximately 95 percent of the business base concentrated in the North America region. Approximately three-quarters of the Distribution segment’s revenues were generated in the energy sector, which includes exploration and production companies and companies with operations in the petroleum industry’s pipeline sector. The remainder related to sales in the downstream and industrial market, including refineries, petrochemical and power generation plants and other energy-focused operations.
     Our competitors in the energy sector operations include National Oilwell, McJunkin Red Man Corporation (“McJunkin”) and a significant number of smaller, locally based operations. Our competitors in the downstream and industrial market include Hagemeyer NV, Ferguson Enterprises, Inc., McJunkin and W.W. Grainger, Inc. The distribution market is highly competitive involving numerous factors, including price, experience, customer service and equipment availability.
Non-U.S. Operations
     Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith’s management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Latin America, Europe/Africa, and Middle East/Asia. Approximately 53 percent, 55 percent and 54 percent of the Company’s revenues in 2008, 2007 and 2006, respectively, were derived from equipment or services sold or provided outside the United States. The Company’s Distribution operations constitute approximately one-fourth of the consolidated revenue base and are concentrated in North America which serves to distort the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution operations, approximately 63 percent, 64 percent and 63 percent of the Company’s revenues were generated in non-U.S. markets in 2008, 2007 and 2006, respectively.

     Smith has limited operations in countries which are subject to trade or economic sanctions or other restrictions imposed by the U.S. government. These countries include Iran, Syria, and Sudan. Smith’s operations in these countries are conducted through non-U.S. wholly and partially owned affiliates. Approximately one percent of Smith’s annual revenue in each of the last three years was derived from these countries. Smith does not believe such to be strategically significant to its worldwide operations as a whole.
     Historically, drilling activity outside the United States has been less volatile than U.S.-based activity as the high cost exploration and production programs outside the United States are generally undertaken by major oil companies, consortiums and national oil companies. These entities operate under longer-term strategic development plans than do the independent drilling operators that are more common in the U.S. market.
Sales and Distribution
     Sales and service efforts are directed to end users in the exploration and production industry, including major and independent oil companies, national oil companies and independent drilling contractors. The Company’s products and services are primarily marketed through the direct sales force of each operating division. In certain non-U.S. markets where direct sales efforts are not practicable, the Company utilizes independent sales agents, distributors or joint ventures.
     Smith maintains field service centers, which function as a base for the Company’s global sales force and support the distribution and processing of our products and the repair and maintenance of our rental tools, in all major oil and gas producing regions of the world. The location of these service centers near the Company’s customers is an important factor in maintaining favorable customer relations.
Manufacturing
     The Company’s manufacturing operations, along with quality control and engineering support, are designed to ensure that all products and services marketed by the Company will meet standards of performance and reliability consistent with the Company’s reputation in the industry.
     Management believes that it generally has sufficient internal manufacturing capacity to meet anticipated demand for its products and services. During periods of peak demand, certain product lines utilize outside resources to provide additional manufacturing capacity.
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
     The Company purchases a variety of raw materials for the Smith Oilfield segment, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components, and believes that numerous alternative supply sources are available for all such materials. The Company does not expect any interruption in supply, but there can be no assurance that there will be no price or supply issues over the long-term.
Product Development, Engineering and Patents
     The Company’s M-I SWACO and Smith Oilfield segments maintain product development and engineering departments whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and environmental-based solutions for drilling and completion operations. The Company’s primary research facilities are located in Houston, Texas; Stavanger, Norway; Aberdeen, Scotland; and Florence, Kentucky.

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
     The Company has historically invested significant resources in research and engineering in order to provide customers with broader product offerings and technologically-advanced products and services. The Company’s expenditures for research and engineering activities are attributable to the Company’s M-I SWACO and Smith Oilfield segments and totaled $129.4 million in 2008, $110.7 million in 2007 and $88.3 million in 2006. Research and engineering expenditures approximated 1.6 percent, 1.7 percent and 1.6 percent of the Company’s oilfield operations revenues in 2008, 2007 and 2006, respectively.
     Although the Company has over 5,400 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent.
Employees
     At December 31, 2008, the Company had 25,709 full-time employees throughout the world. Most of the Company’s employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I SWACO and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

Officers of the Registrant
     The table below sets forth, as of February 27, 2009, the names and ages of the executive officers of the Company, including all positions and offices held by each in the past five years. Positions, unless otherwise specified, are with the Company.

Name and Age	Principal Current Occupation and Other Significant Positions Held
Doug Rock (62)	Chairman of the Board, since February 1991; Special Executive Advisor to the Chief Executive Officer, since January 2009; Chief Executive Officer, President and Chief Operating Officer, March 1989 to December 2008; Joined the Company in June 1974.

John Yearwood (49)	Chief Executive Officer, President and Chief Operating Officer, since January 2009; Executive Vice President and President of Smith Completion and Production, August 2008 to December 2008; Member of the Board, since December 2006; Senior Advisor to the Chief Executive Officer of Schlumberger, March 2006 to May 2008; Various positions at Schlumberger (most recently, President — North and South America, Oilfield Services), September 1980 to March 2006; Joined the Company as an employee in August 2008.

Margaret K. Dorman (45)	Executive Vice President, Chief Financial Officer and Treasurer, since August 2008; Senior Vice President, Chief Financial Officer and Treasurer, June 1999 to July 2008; Joined the Company in December 1995.

Malcolm W. Anderson (61)	Senior Vice President, Human Resources, since December 2006; Vice President, Human Resources, May 2004 to November 2006; Vice President Human Resources of Hewlett-Packard Company, January 2001 to April 2004; Joined the Company in May 2004.

Richard E. Chandler, Jr. (52)	Senior Vice President and Secretary, since January 2006; General Counsel, since August 2005; Senior Vice President — Administration, General Counsel and Secretary of M-I SWACO, January 2004 to July 2005; Vice President, General Counsel and Secretary of M-I SWACO, December 1986 to December 2003; Joined predecessor to M-I SWACO in December 1986.

Bryan L. Dudman (52)	Executive Vice President and President, Smith Drilling and Evaluation, since August 2008; President, Smith Services, January 2006 to August 2008; Senior Vice President Western Hemisphere Operations of M-I SWACO, May 1994 to December 2005; Joined the Company in January 1979.

John J. Kennedy (56)	President and Chief Executive Officer of Wilson, since June 1999; Joined the Company in November 1986.

Christopher I.S. Rivers (54)	President and Chief Executive Officer of M-I SWACO, since January 2009; Chief Operating Officer of M-I SWACO, October 2008 to December 2008; Executive Vice President Product Segments of M-I SWACO, April 2006 to September 2008; Vice President Eastern Hemisphere of M-I SWACO, January 2005 to March 2006; Senior Vice President Finance and Chief Financial Officer of M-I SWACO, March 1994 to December 2004; Joined predecessor to the Company in July 1977.

Michael D. Pearce (61)	Executive Vice President since August 2008; President, Smith Technologies, since May 2005; Vice President, Sales, Smith Technologies, August 1998 to April 2005; Joined the Company in April 1995.

Peter J. Pintar (50)	Vice President Corporate Strategy and Development, since September 2005; Various positions at DTE Energy Company, including Director, Corporate Development; Managing Director, Venture Capital Investments; and Director, Investor Relations, October 1997 to August 2005; Joined the Company in September 2005.

Lee A. Turner (61)	Vice President QHSE, since January 2009; Vice President QHSE of M-I SWACO, January 2005 to December 2008; Vice President HSE of Yukos EP, December 2003 to December 2004; Various positions at Schlumberger, September 1983 to November 2003; Joined M-I SWACO in January 2005.

Geraldine D. Wilde (58)	Vice President, Taxes and Assistant Treasurer, since February 1998; Joined predecessor to M-I SWACO in December 1986.
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
     You should consider the following important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.
     The significant deterioration in the global business environment and related factors could adversely impact our financial condition and results of operations.
     The recent significant deterioration in the global business environment has led to a significant reduction in commodity prices, which has contributed to lower cash flow generation for exploration and production companies. In addition, a reduction in the availability and increased cost of financing has had a significant impact on a number of our customers. These factors could contribute to a material decline in our customers’ spending levels which may continue or accelerate. A continued reduction in the level of future investment could have a material adverse effect on our results of operations, financial position and cash flows.
     Moreover, if the business environment and/or the market value of our common stock decline further, we may be required to record a goodwill impairment loss, which could have a material adverse effect on our results of operations and our compliance with applicable debt covenants.
     The current financial and credit market environment may impact our ability to finance our business operations and may limit our ability to expand our business through acquisition.
     The recent significant deterioration in global financial and credit markets has at times limited availability of financing and has increased its cost when available.
     As a result of the W-H acquisition, we have substantially increased our debt, which includes a $1.0 billion bridge loan that matures in August 2009. In addition, we also have scheduled debt maturities under term loan facilities of approximately $270 million due in 2009. We do not expect cash flows from operations to be sufficient to satisfy all of these required repayments and intend to refinance some or all of this debt. Currently, we believe we have access to the credit and capital markets, albeit at higher cost than our existing debt. However, there is no assurance that we will continue to have access to the debt markets at a reasonable cost or in amounts required by us.
     Further, any inability to access the credit and capital markets could limit our ability to make significant business acquisitions, including transactions under the applicable provisions of our joint venture agreements in which the partners may offer to sell us their ownership interests in the joint ventures. In addition, we may need waivers of applicable debt covenants or be required to issue equity securities, resulting in dilution to our existing stockholders, or sell assets. Our ability to access the debt and/or equity capital markets may be restricted or limited at such time, which could have an impact on our flexibility to pursue these opportunities. The failure to pursue these opportunities, or the consequences of seeking waivers, issuing equity or selling assets could have a material adverse effect on our future results of operations, financial position and cash flows.

     Smith is dependent on the level of oil and natural gas exploration and development activities.
     Demand for Smith’s products and services is dependent upon the level of oil and natural gas exploration and development activities. The level of worldwide oil and natural gas development activities is primarily influenced by the price of oil and natural gas, as well as price expectations. The current state of world economies could lead to further weakness in exploration and production spending levels — further reducing demand for the Company’s products and services and adversely impacting future results. In addition to oil and natural gas prices, the following factors impact exploration and development activity and may lead to significant changes in worldwide activity levels:
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company is headquartered in Houston, Texas and owns or leases numerous facilities in the United States and other countries in which we operate.
     The Company’s principal manufacturing plants are located in: United States — Houston and Odessa, Texas, Ponca City and Tulsa, Oklahoma, Florence, Kentucky, Macon, Georgia, Provo, Utah, and Rancho Cucamonga, California; South America — Neuguen and Villa Regina, Argentina; Europe - Aberdeen and Edinburgh, Scotland, Berra, Saline and Scurelle, Italy, and Nivellas, Belgium; and Middle East/Asia — Jebel Ali, Dubai, and Changzhou, China.
     The Company’s major mines and ore, drilling fluid and production chemical processing centers are located in: United States — Battle Mountain, Greystone and Mountain Springs, Nevada, Greybull, Wyoming, Amelia and Port Fourchon, Louisiana, and Galveston, Texas; Canada — Spruce Grove, Alberta; and Europe — Aberdeen, Foss and Aberfly, Scotland, Karmoy, Norway, and Salzweld, Germany.
     The principal distribution facilities of pipe valves and fittings are located in: United States — LaPorte, Texas, Long Beach, California and South Plainfield, New Jersey; Canada - Edmonton, Alberta.
     The Company considers its mines and manufacturing, processing and distribution facilities to be in good condition and adequately maintained. The Company also believes its facilities are suitable for their present and intended purposes and are generally adequate for the Company’s current and anticipated level of operations.
     The table below shows our significant facilities and properties by segment and geographic area:

	United		South		Middle East /
Segment	States	Canada	America	Europe	Asia	Total
M-I SWACO:
Manufacturing	3	—	—	3	—	6
Barite or bentonite mines	3	—	—	2	—	5
Ore, drilling fluid and production chemical processing	6	1	—	3	—	10

Smith Oilfield:
Manufacturing	8	—	2	4	2	16

Distribution:
Distribution centers	3	1	—	—	—	4

Item 3. Legal Proceedings
     Information relating to various commitments and contingencies, including legal proceedings, is described in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this report on Form 10-K and is incorporated herein by reference.
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

	2007 Common Stock				2008 Common Stock
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$48.41	$60.34	$74.00	$75.34	$74.68	$82.72	$85.52	$55.93
Low	$36.01	$48.84	$56.78	$59.16	$53.49	$66.42	$55.36	$19.67
     On February 23, 2009, the Company had 1,731 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $19.42.
Stock Repurchases
     The Company’s Board of Directors has approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the fourth quarter of 2008, the Company repurchased 300,000 shares of common stock in the open market at an aggregate cost, including commissions, of $8.4 million. As of December 31, 2008, the Company has repurchased 4.8 million shares at an average cost of $43.61 per share under the current program. The acquired shares have been added to the Company’s treasury stock holdings.
     The following table summarizes the Company’s repurchase activity for the three months ended December 31, 2008:

			Total Number of
	Total Number	Average	Shares Purchased as	Number of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
October 1 – 31	—	$—	—	15,458,913
November 1 – 30	300,000	28.05	300,000	15,158,913
December 1 – 31	—	—	—	15,158,913

4th Quarter 2008	300,000	$28.05	300,000	15,158,913
     Certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax withholding obligations. These shares are not considered acquisitions under the Company’s share repurchase program.

Dividend Program
     The Company makes regular quarterly distributions under a cash dividend program. The Board of Directors declared dividends of $100.7 million, or $0.48 per share, $80.1 million, or $0.40 per share, and $64.0 million, or $0.32 per share, for the years ended December 31, 2008, 2007 and 2006, respectively.
     The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company’s financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, future business prospects and other factors that the Board of Directors deem relevant.
Item 6. Selected Financial Data

	For the Years Ended December 31,
	2008	2007	2006	2005	2004(a)
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$10,770,838	$8,764,330	$7,333,559	$5,579,003	$4,419,015

Gross profit	3,428,916	2,855,657	2,344,271	1,685,138	1,351,939

Operating income	1,642,412	1,369,797	1,080,081	670,561	438,764

Net income	767,284	647,051	502,006	302,305	182,451

Diluted earnings per share(b)	3.68	3.20	2.49	1.48	0.89

Balance Sheet Data:
Total assets	$10,816,224	$6,061,880	$5,335,475	$4,059,914	$3,506,778

Long-term debt	1,440,525	845,624	800,928	610,857	387,798

Total stockholders’ equity	4,549,339	2,594,897	1,986,937	1,578,505	1,400,811

Cash dividends declared per common share(c)	0.48	0.40	0.32	0.24	—

(a)	The 2004 results include a $31.4 million, or $0.10 per share, litigation-related charge associated with a patent infringement suit.

(b)	The 2004 results have been restated for the impact of a two-for-one stock dividend distributed on August 24, 2005.

(c)	In February 2005, the Company’s Board of Directors approved a regular quarterly cash dividend program. For additional information regarding the Company’s dividend program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” to this Form 10-K.
     The Selected Financial Data above should be read together with the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K in order to understand factors, such as business combinations completed during 2008, 2007 and 2006, and unusual items, which may affect the comparability of the Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. This discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements we make in this section due to a number of factors that are discussed beginning on page 8.
Company Products and Operations
     The Company is a leading global provider of premium products and services used during the drilling, completion and production phases of oil and natural gas development activities. In August 2008, we broadened our capabilities in key drilling and completion-related product technologies with the acquisition of W-H Energy Services, Inc. (“W-H”). We provide a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, three-cone and diamond drill bits, borehole enlargement services, tubulars, directional systems, measurement-while-drilling and logging-while-drilling services, coiled tubing, cased-hole wireline and other complementary downhole tools and services. The Company also offers supply-chain management solutions through an extensive North American branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.
     The Company’s operations are driven principally by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the financial condition of independent E&P companies and the overall level of global economic growth and activity. In addition, approximately six percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.
     Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with three-quarters of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence approximately 80 percent of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 55 percent of the Company’s consolidated revenues were generated in North America during 2008, Smith’s profitability was influenced by business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-fourth of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, approximately 60 percent of the Company’s revenues were generated in markets outside of North America during 2008.
     Finally, over the past few years, a number of factors have driven an increase in the importance of national oil companies (“NOCs”) in the global energy industry. NOCs currently control approximately 80 percent of world oil reserves and account for nearly three-quarters of production. As we look forward, NOCs and their governments will likely have more control over the pace and the manner in which oil and gas resources are developed — which could have implications for Smith and other oilfield service industry participants. We believe we have been successful in developing strong business relationships with NOCs, which contribute a sizable portion of our revenues.
Business Outlook
     The Company’s 2009 results will be influenced by an anticipated 25 to 30 percent reduction in average worldwide drilling activity attributable to the significant economic slowdown and the ongoing weakness in global credit markets. We believe the impact of lower activity levels will be partially offset by the addition of the acquired W-H business lines and the concentration of our oilfield business base in markets outside North America, areas which tend to be more stable from an oil and gas investment standpoint. The majority of the year-over-year rig count decline is expected to occur in the United States where drilling activity is currently 34 percent below the average level reported in 2008 and will likely decline further in the coming months.

The decrease in U.S. drilling activity is attributable to the lower number of land-based programs, which are generally more sensitive to commodity prices. Customer spending in most international markets, which is primarily driven by oil-directed activities, has not been significantly impacted to date. Although the long-term outlook for the energy sector is favorable due to supply and demand fundamentals, the current state of the world economies could lead to further weakness in exploration and production spending levels — further reducing demand for the Company’s products and services and adversely impacting future results.
Results of Operations
Segment Discussion
     Our business is segregated into three operating divisions, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results. The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Oilfield segment is comprised of our wholly-owned drilling and completion services operations, which includes drill bits, directional drilling services and downhole tools. The Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin Ltd., a publicly-traded Canadian distribution company. Finally, general corporate primarily reflects expenses related to corporate personnel, administrative support functions and long-term incentive compensation programs.

	For the Years Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Financial Data: (dollars in thousands)
Revenues:
M-I SWACO	$5,183,335	48	$4,422,408	50	$3,573,395	49
Smith Oilfield	2,848,804	26	2,210,161	26	1,814,343	24
Distribution	2,738,699	26	2,131,761	24	1,945,821	27

Total	$10,770,838	100	$8,764,330	100	$7,333,559	100

Geographic Revenues:
United States:
M-I SWACO	$1,295,477	12	$1,172,448	13	$1,079,441	15
Smith Oilfield	1,685,624	16	1,223,833	14	930,556	12
Distribution	2,099,609	19	1,571,525	18	1,374,732	19

Total United States	5,080,710	47	3,967,806	45	3,384,729	46

Canada:
M-I SWACO	178,814	2	181,249	2	225,084	3
Smith Oilfield	159,215	1	157,443	2	179,037	2
Distribution	513,069	5	432,738	5	487,167	7

Total Canada	851,098	8	771,430	9	891,288	12

Non-North America:
M-I SWACO	3,709,044	35	3,068,711	35	2,268,870	31
Smith Oilfield	1,003,965	9	828,885	10	704,750	10
Distribution	126,021	1	127,498	1	83,922	1

Total Non-North America	4,839,030	45	4,025,094	46	3,057,542	42

Total Revenue	$10,770,838	100	$8,764,330	100	$7,333,559	100

Operating Income:
M-I SWACO	$839,647	16	$729,412	17	$553,304	16
Smith Oilfield	746,826	26	619,038	28	495,301	27
Distribution	180,178	7	97,154	5	104,730	5
General corporate	(124,239)	*	(75,807)	*	(73,254)	*

Total	$1,642,412	15	$1,369,797	16	$1,080,081	15

*	not meaningful

	For the Years Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Market Data:
Average Worldwide Rig Count:(1)
United States	2,101	45	1,961	46	1,901	47
Canada	328	7	311	7	413	10
Non-North America	2,258	48	2,009	47	1,747	43

Total	4,687	100	4,281	100	4,061	100

Onshore	4,096	87	3,719	87	3,523	87
Offshore	591	13	562	13	538	13

Total	4,687	100	4,281	100	4,061	100

Average Commodity Prices:
Crude Oil ($/Bbl)(2)	$99.75		$72.36		$66.25
Natural Gas ($/mcf)(3)	8.89		7.12		6.98

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.
M-I SWACO Segment
Revenues
     M-I SWACO primarily provides drilling and completion fluid systems and engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids control, particle separation, pressure control, rig instrumentation and waste management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes approximately 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately 30 percent of the division’s revenues. Offshore drilling programs, which accounted for 13 percent of the worldwide rig count in 2008, are generally more revenue intensive than land-based projects due to the complex nature of the related drilling environment. For the year ended December 31, 2008, M-I SWACO reported revenues of $5.2 billion, an increase of 17 percent over the amounts reported in the 2007 fiscal year. Approximately two-thirds of the revenue improvement was attributable to growth in Eastern Hemisphere markets. The increase largely reflects a 27 percent increase in onshore business volumes, influenced by increased customer activity in the Former Soviet Union (“FSU”), and higher offshore spending in West Africa and the North Sea markets. Western Hemisphere revenues grew 15 percent above the prior year level due to the impact of new land-based contract awards in Mexico and higher customer spending associated with unconventional U.S. land-based drilling projects. For the year ended December 31, 2007, M-I SWACO reported revenues of $4.4 billion, an increase of 24 percent over the amounts reported in the 2006 fiscal year. Three-quarters of the revenue improvement was attributable to growth in Eastern Hemisphere markets, largely reflecting a 40 percent increase in offshore business volumes related to new contract awards and increased customer activity in the North Sea, Middle East/Asia and West Africa regions. Western Hemisphere revenues grew 13 percent above the prior year level due to the impact of new land-based contract awards in Mexico and higher customer spending in the deepwater markets of the United States and Brazil.
Operating Income
     Operating income for the M-I SWACO segment was $839.6 million, or 16.2 percent of revenues for the year ended December 31, 2008. Operating profit increased $110.2 million over the prior year; however, as a percentage of revenue margins were 30 basis points below the comparable prior year period. On an absolute dollar basis, the incremental gross profit associated with the growth in global business volumes was partially offset by higher variable-based operating expenses. Several factors contributed to the operating margin performance, including the impact of a shift in business mix towards lower-relative margin, land-based programs which resulted in a lower proportion of premium drilling fluid revenues. For the year ended December 31, 2007, M-I SWACO’s operating income totaled $729.4 million, or 16.5 percent of revenues.

Operating margins were 1.0 percentage point above the 2006 fiscal year, reflecting incremental operating margins of 21 percent. The period-to-period improvement was primarily influenced by expansion in the segment’s gross profit margins, attributable to increased business volumes and a favorable product shift associated with higher relative growth experienced in the offshore market. On an absolute dollar basis, fiscal 2007 operating income increased $176.1 million over the prior year, largely attributable to the impact of higher revenue volumes on reported gross profit, partially offset by growth in variable-based operating expenses associated with the expanding business base.
Smith Oilfield Segment
Revenues
     The Smith Oilfield segment provides three-cone and diamond drill bits, tubulars, borehole enlargement tools, drill motors, directional drilling, measurement-while-drilling, and logging-while-drilling services, as well as completions, coiled tubing, cased-hole wireline and drilling related services. Approximately two-thirds of the segment’s business base is concentrated in North America, driven in part by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling projects — which drives demand for a wider range of product offerings. For the year ended December 31, 2008, Smith Oilfield’s revenues totaled $2.8 billion, a 29 percent improvement over the comparable prior year period. The majority of the year-on-year revenue growth related to the addition of the W-H operations in August 2008. Excluding the impact of the acquired operations, Smith Oilfield revenues grew six percent above the prior year level influenced by strong demand for drill bit products in key geographic markets, including the United States, Brazil and the FSU region. For the year ended December 31, 2007, Smith Oilfield reported revenues of $2.2 billion, a 22 percent improvement over the comparable prior year period. Approximately three-quarters of the year-over-year revenue growth was concentrated in the U.S. market as strong demand for additional rigs and related drilling equipment contributed to 56 percent growth in premium tubular products and drill pipe business volumes. To a lesser extent, improved diamond bit rental volumes and increased market penetration for three-cone products in the United States also contributed to the year-over-year revenue variance.
Operating Income
     Operating income for the Smith Oilfield segment was $746.8 million, or 26.2 percent of revenues, for the year ended December 31, 2008. The segment’s operating margins were 1.8 percentage points below the prior year level, reflecting incremental operating margins of 20 percent. The addition of W-H’s operations, which carry lower margins on a comparative basis accounted for the margin decline. For the year ended December 31, 2007, Smith Oilfield’s operating income totaled $619.0 million, or 28.0 percent of revenues. The segment operating margins were 70 basis points above the prior year level, reflecting incremental operating margins of 31 percent. The period-to-period operating margin increase was influenced by improved business volumes and pricing initiatives, which contributed to growth in the underlying gross profit margins.
Distribution Segment
Revenues
     The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of fiscal 2008 revenues generated in those markets. Moreover, approximately one-fourth of the segment’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are impacted by crude oil and natural gas prices. For the year ended December 31, 2008, the Distribution segment reported revenues of $2.7 billion, 29 percent above the 2007 fiscal year. The majority of the revenue growth was attributable to increased demand for line pipe and other operating supplies associated with unconventional onshore drilling projects and pipeline expansion projects in the United States. For the year ended December 31, 2007, the Distribution segment reported revenues of $2.1 billion, 10 percent above the 2006 fiscal year. The revenue growth was reported by the energy operations, influenced by higher U.S. drilling activity levels and increased line pipe project spending. The impact of lower Canadian business volumes during 2007, related to the corresponding decline in drilling activity levels, was substantially offset by project-related spending in Europe/Africa.

Operating Income
     Operating income for the Distribution segment in fiscal 2008 was $180.2 million, or 6.6 percent of revenues. Distribution operating margins improved 2.0 percentage points, reflecting improved business volumes and product pricing related to line pipe expansion projects in the energy sector. On an absolute dollar basis, operating income was $83.0 million above the prior year period reflecting higher revenue volumes and improved gross profit levels, partially offset by growth in operating expenses to support the expanded business base. Operating income for the Distribution segment in fiscal 2007 was $97.2 million, or 4.6 percent of revenues. Segment operating margins deteriorated 80 basis points, reflecting the impact on gross profit of an increased proportion of line pipe and international project business volumes, which carry relatively lower margins, and the influence of the year-over-year decline in Canadian drilling activity levels. On an absolute dollar basis, operating income was $7.5 million below the amount reported in 2006, largely due to the impact of the unfavorable business mix on gross profit and higher variable-based operating expenses.
Consolidated Discussion
     For the periods indicated, the following table summarizes the consolidated results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	For the Years Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Revenues	$10,770,838	100	$8,764,330	100	$7,333,559	100

Gross profit	3,428,916	32	2,855,657	33	2,344,271	32

Selling, general and administrative expenses	1,786,504	17	1,485,860	17	1,264,190	17

Operating income	1,642,412	15	1,369,797	16	1,080,081	15

Interest expense	89,765	1	69,990	1	62,967	1
Interest income	(3,374)	—	(4,068)	—	(2,982)	—

Income before income taxes and minority interests	1,556,021	14	1,303,875	15	1,020,096	14

Income tax provision	505,892	4	408,471	5	326,674	4

Minority interests	282,845	3	248,353	3	191,416	3

Net income	$767,284	7	$647,051	7	$502,006	7

2008 versus 2007
     Consolidated revenues totaled $10.8 billion for the year ended December 31, 2008, representing a 23 percent increase over amounts reported in the prior year. Excluding the impact of incremental revenues associated with the W-H transaction, base-business levels increased 17 percent over the prior year period. The base-business improvement primarily reflects higher drilling and completion fluid volumes to support the eight percent growth in global land-based drilling activity and, to a lesser extent, increased demand for line pipe and other operating supplies associated with unconventional onshore drilling projects and pipeline expansion projects in the United States.
     Gross profit increased to $3.4 billion in the 2008 fiscal year, reflecting a 20 percent improvement over the prior year’s results. Gross profit margins declined approximately 80 basis points as compared to the 2007 fiscal year influenced, in part, by the lower proportion of offshore revenues which impacted sales volumes of premium drilling fluids. On an absolute dollar basis, gross profit increased $573.3 million over the prior year impacted by growth in overall business volumes and, to a lesser extent, incremental profitability associated with the acquired W-H business operations.

     Selling, general and administrative expenses totaled $1.8 billion, a 20 percent increase over the amounts reported in the prior fiscal year. As a percentage of revenues, operating expenses declined approximately 40 basis points reflecting improved fixed cost coverage across sales and administrative functions. Higher variable-related costs associated with the expansion in base-business volumes and, to a lesser extent, operating expenses attributable to the acquired W-H business operations contributed to the reported expense growth.
     Net interest expense, which represents interest expense less interest income, equaled $86.4 million for the 2008 fiscal year. The $20.5 million year-over-year reported increase in interest reflects borrowings required to fund the W-H acquisition and, to a lesser extent, increased working capital investment. The impact of the higher incremental borrowings on interest expense was partially offset by the substantial decline in short-term Eurodollar interest rates experienced during fiscal 2008.
     Income tax expense totaled $505.9 million for the year ended December 31, 2008, reflecting an effective tax rate of 32.5 percent. Excluding the impact of non-recurring tax benefits recognized during the prior fiscal year, the Company’s effective rate increased approximately 60 basis points. Net of non-recurring items, the increase was influenced by the W-H acquisition which resulted in a modest shift in the geographic mix of earnings towards a higher relative-rate tax jurisdiction. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the minority partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.
     Minority interest expense reflects the portion of the results of majority-owned operations which are applicable to the minority interest partners. Minority interest expense totaled $282.8 million in 2008, a $34.5 million increase above the amount reported in the prior year period, primarily associated with improved profitability levels in the M-I SWACO joint venture.
2007 versus 2006
     Consolidated revenues increased to $8.8 billion for the year ended December 31, 2007, 20 percent above the prior year. Oilfield business volumes contributed more than 85 percent of the revenue increase — influenced by significant growth in offshore business volumes outside North America and the impact of new land-based contracts in Latin America and the Former Soviet Union. To a lesser extent, the year-over-year revenue expansion reflects higher demand for tubular and drill bit products in the United States.
     Gross profit totaled $2.9 billion, or 33 percent of revenues, 60 basis points above the gross profit margins generated in the 2006 fiscal year. The results reflect improved oilfield business margins and, to a lesser extent, an increased proportion of oilfield revenues, which generate higher comparable margins. On an absolute dollar basis, gross profit was $511.4 million, or 22 percent, above the prior year primarily reflecting the increased sales volumes in the oilfield operations.
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
     Net interest expense, which represents interest expense less interest income, totaled $65.9 million in 2007. Net interest expense increased $5.9 million from the prior year, influenced by the inclusion of certain acquisition-related borrowings in the latter half of 2006.
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
Liquidity and Capital Resources
General
     At December 31, 2008, cash and cash equivalents equaled $162.5 million. During 2008, the Company generated $665.1 million of cash flows from operations which is comparable with the amount reported in 2007. On a year-over-year basis, the higher level of working capital investment required to support growth in the Company’s base-business operations offset the reported improvement in profitability levels and various other operating cash flow contributors.
     In 2008, cash flows used in investing activities totaled $2.0 billion, consisting of amounts required to fund acquisitions and, to a lesser extent, capital expenditures. Acquisition funding, which primarily related to the purchase of the W-H operations, resulted in cash outflows of $1.7 billion in 2008. The Company also invested $369.8 million in property, plant and equipment, net of cash proceeds arising from certain asset disposals.
     Projected net capital expenditures for 2009 are expected to range between $325 and $350 million, slightly below the spending levels reported for 2008. A significant portion of the planned capital investment relates to rental tool additions for our recently acquired directional drilling operations to support geographic expansion efforts outside the United States. To a lesser extent, the forecasted expenditures relate to routine property and equipment additions to support the Company’s business operations and maintain the existing capital equipment base.
     Cash flows provided by financing activities totaled $1.4 billion in 2008. Cash flows from operations were not sufficient to fund acquisitions and other investing activities, resulting in incremental borrowings of $1.6 billion. The incremental cash requirements of the Company were funded with proceeds from new bridge and term loan facilities totaling $2.0 billion.
     The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of December 31, 2008, the Company had $260.0 million drawn and $4.5 million of letters of credit issued under various U.S. revolving credit facilities, resulting in $170.5 million of capacity available for future operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At the end of fiscal 2008, the Company had available borrowing capacity of $116.0 million under the non-U.S. borrowing facilities.
     The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of December 31, 2008, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes internally-generated cash flow combined with capacity available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future. However, the $1.0 billion bridge loan facility used to fund the W-H acquisition will likely be refinanced in the bank and/or public debt markets prior to the August 19, 2009 termination date.
     Management continues to evaluate opportunities to acquire products and businesses complementary to the Company’s operations. In addition to potential external acquisition candidates, our M-I SWACO partner can offer to sell us their entire ownership interest in the venture in exchange for a specified cash purchase price. Under the terms of the joint venture, we are provided the same sale rights. In the event a partner’s offer to sell is not accepted, the offering party is obligated to purchase the other party’s interest at the same relative valuation.
     Additional acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

     The Company makes regular quarterly distributions under a dividend program. The current annual payout under the program of approximately $106 million is expected to be funded with future cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.
     The Company’s Board of Directors has authorized a share repurchase program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of December 31, 2008, the Company had 15.2 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
     The Company believes it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, inflation has had a moderate impact on the Company’s financial results in the three most recent fiscal years, with the Company experiencing escalation in wages, transportation costs and, to some extent, steel, petrochemical and other commodity prices during 2008. Based on the current global economic outlook, management believes wages and other costs that impact our businesses will be relatively stable for the foreseeable future.
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
Contractual Obligations, Commitments and Contingencies
Contractual Obligations
     The following table summarizes the Company’s debt maturities, estimated interest on fixed rate long-term debt and future minimum payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2008 (in thousands):

	Amount of Commitment Expiration per Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Debt maturities	$2,806,821	$1,366,296	$1,165,721	$—	$274,804

Interest on fixed rate long-term debt	160,875	31,350	71,775	33,000	24,750

Operating lease commitments	374,275	85,472	110,006	61,359	117,438

Total	$3,341,971	$1,483,118	$1,347,502	$94,359	$416,992

     Amounts related to commitments under capital lease agreements, purchase obligations and other long-term liabilities reflected in the accompanying consolidated balance sheet, including pension and other postretirement obligations, have been excluded from the above table due to immateriality.
     Moreover, the required disclosure related to the Company’s $56.3 million of liabilities associated with uncertain tax positions has been omitted from the above table. Due to the complex application of tax regulations, combined with our inability to predict when tax audits in various jurisdictions may be concluded, the Company is unable to reasonably estimate the timing of cash settlements, if any, related to its uncertain tax positions.

Standby Letters of Credit
     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $22 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $217 million of standby letters of credit and bid, performance and surety bonds at December 31, 2008. Management does not expect any material amounts to be drawn on these instruments.
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

Goodwill. The Company has made a number of business acquisitions which has resulted in the recording of a material amount of goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment evaluation, which is largely influenced by future cash flow projections. Estimating future cash flows of the Company’s operations requires management to make judgments about future operating results and working capital requirements. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and may result in the determination that a portion of the goodwill is impaired when the annual analysis is performed.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes accounting and disclosure requirements for business combinations including the recognition and measurement of assets acquired, liabilities assumed, and any noncontrolling ownership interest purchased in a transaction. SFAS 141(R) also sets forth new guidance regarding the treatment of transaction-related costs and establishes additional disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. The provisions of SFAS 141(R) are effective as of January 1, 2009 and were adopted by the Company as of that date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) which addresses the accounting and disclosure requirements for subsidiaries which are not wholly-owned. Under SFAS 160, the Company will be required to classify the minority interest liability reflected in the accompanying consolidated balance sheet as a component of stockholders’ equity. Moreover, the Company will be required to present net income attributable to the Company and the minority partners’ ownership interest separately on the consolidated statement of operations. The provisions of SFAS 160 are effective as of January 1, 2009 and were adopted by the Company as of that date.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities — as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of January 1, 2009 and were adopted by the Company as of that date.
     Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk primarily associated with changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. See Note 9, “Financial Instruments,” to the Consolidated Financial Statements for additional discussion of hedging instruments.
     The Company’s exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. As of December 31, 2008, the Company had one interest rate contract outstanding in the notional amount of $77 million, which provided an average fixed rate of 6.2 percent. There were no outstanding interest rate contracts for the year ended December 31, 2007. At December 31, 2008 and 2007, 80 percent and 50 percent, respectively, of the Company’s total debt carried a variable interest rate. A significant portion of our borrowings at December 31, 2008 relate to a $1 billion floating-rate bridge loan used to finance the W-H acquisition. The outstanding balance will likely be refinanced, in whole or in part, with a fixed-rate public debt issuance prior to the facility’s August 19, 2009 termination date. Management believes that it will be able to manage its remaining exposure to variable-rate debt instruments, if required, with interest rate contracts. Accordingly, significant interest rate changes are not expected to have a material near-term impact on the Company’s future earnings or cash flows.
     The Company’s exposure to changes in foreign exchange rates is managed primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company’s hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2008, the notional amounts of fair value and cash flow hedge contracts outstanding totaled $235.5 million and $13.2 million, respectively, and the fair value was less than the notional amount of these contracts by $10.8 million. As of December 31, 2007, the notional amount of fair value hedge contracts and cash flow hedge contracts outstanding were $110.3 million and $12.7 million, respectively, and the fair value was less than the notional amount of these contracts by $0.8 million. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2008.
     For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of W-H Energy Services, Inc. (“W-H”), of which Smith acquired in August 2008, would be excluded from the internal control assessment as of December 31, 2008, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the Securities and Exchange Commission. The W-H operations provide key drilling-related product technologies, including directional drilling, measurement-while-drilling and logging-while-drilling services. For the year ended December 31, 2008, W-H contributed approximately five percent of total revenues and three percent of net income of the Company.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The Deloitte & Touche LLP audit report on the effectiveness of the Company’s internal control over financial reporting appears on page 25 of this Annual Report on Form 10-K.

/s/ Doug Rock Doug Rock	/s/ John Yearwood John Yearwood	/s/ Margaret K. Dorman Margaret K. Dorman
Chairman of the Board	Chief Executive Officer, President and Chief Operating Officer	Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Smith International, Inc.
Houston, Texas
We have audited the internal control over financial reporting of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at W-H Energy Services, Inc. (“W-H”), which was acquired during August 2008, and contributed approximately five percent of total revenues and three percent of net income of the consolidated statement of operations amounts for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at W-H. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Smith International, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Part IV, Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FASB”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” on January 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2009

SMITH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$162,508	$158,267
Receivables, net (Note 1)	2,253,477	1,750,561
Inventories, net	2,367,166	1,658,172
Deferred tax assets, net	81,834	46,220
Prepaid expenses and other	221,399	114,515

Total current assets	5,086,384	3,727,735

Property, Plant and Equipment, net	1,844,036	1,105,880

Goodwill, net	3,016,425	896,442

Other Intangible Assets, net	637,450	128,359

Other Assets	231,929	203,464

Total Assets	$10,816,224	$6,061,880

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$1,366,296	$139,481
Accounts payable	979,000	655,413
Accrued payroll costs	178,040	153,453
Income taxes payable	92,922	80,181
Other	317,174	144,772

Total current liabilities	2,933,432	1,173,300

Long-Term Debt	1,440,525	845,624

Deferred Tax Liabilities	428,986	160,244

Other Long-Term Liabilities	152,972	157,042

Minority Interests	1,310,970	1,130,773

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $1 par value; 250,000 shares authorized; 236,726 shares issued in 2008 (217,586 shares issued in 2007)	236,726	217,586
Additional paid-in capital	1,975,102	533,429
Retained earnings	2,885,792	2,219,224
Accumulated other comprehensive income (loss)	(73,833)	67,840
Less — Treasury securities, at cost; 17,616 common shares in 2008 (16,825 common shares in 2007)	(474,448)	(443,182)

Total stockholders’ equity	4,549,339	2,594,897

Total Liabilities and Stockholders’ Equity	$10,816,224	$6,061,880

The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Oilfield operations	$8,032,139	$6,632,569	$5,387,738
Distribution operations	2,738,699	2,131,761	1,945,821

Total revenues	10,770,838	8,764,330	7,333,559

Costs and expenses:
Cost of oilfield revenues	5,069,274	4,119,137	3,378,281
Cost of distribution revenues	2,272,648	1,789,536	1,611,007
Selling, general and administrative expenses	1,786,504	1,485,860	1,264,190

Total costs and expenses	9,128,426	7,394,533	6,253,478

Operating income	1,642,412	1,369,797	1,080,081

Interest expense	89,765	69,990	62,967
Interest income	(3,374)	(4,068)	(2,982)

Income before income taxes and minority interests	1,556,021	1,303,875	1,020,096

Income tax provision	505,892	408,471	326,674

Minority interests	282,845	248,353	191,416

Net income	$767,284	$647,051	$502,006

Earnings per share:
Basic	$3.70	$3.23	$2.51
Diluted	$3.68	$3.20	$2.49

Weighted average shares outstanding:
Basic	207,400	200,244	200,252
Diluted	208,727	201,947	202,008
The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$767,284	$647,051	$502,006
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Minority interests	282,845	248,353	191,416
Depreciation and amortization	263,443	193,296	150,384
Increase in LIFO inventory reserves	95,591	22,712	18,942
Share-based compensation expense	43,443	34,239	27,280
Loss on interest rate derivative contract	29,881	—	—
Deferred income tax provision	3,734	22,265	3,737
Provision for losses on receivables	9,795	5,082	7,578
Foreign currency translation losses	7,509	4,059	3,376
Gain on disposal of property, plant and equipment	(36,792)	(21,133)	(18,893)
Equity earnings, net of dividends received	(10,352)	(17,170)	(9,247)
Gain on sale of operations	—	(1,534)	(6,473)
Changes in operating assets and liabilities:
Receivables	(307,002)	(154,355)	(364,834)
Inventories	(792,224)	(202,436)	(412,748)
Accounts payable	294,218	(9,760)	161,111
Other current assets and liabilities	62,893	(58,262)	48,975
Other non-current assets and liabilities	(49,123)	(23,920)	(24,126)

Net cash provided by operating activities	665,143	688,487	278,484

Cash flows from investing activities:
Acquisition-related payments, net of cash acquired	(1,670,987)	(53,452)	(226,727)
Purchases of property, plant and equipment	(442,885)	(355,821)	(308,470)
Proceeds from disposal of property, plant and equipment	73,111	45,045	35,743
Other	—	16,655	28,530

Net cash used in investing activities	(2,040,761)	(347,573)	(470,924)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,178,418	146,847	803,635
Principal payments of long-term debt	(606,712)	(272,676)	(426,557)
Proceeds from short-term bridge loan	1,000,000	—	—
Net change in short-term borrowings	(16,151)	22,302	(30,299)
Debt issuance costs	—	—	(4,744)
Purchases of common stock under Repurchase Program	(21,499)	(83,529)	(102,894)
Payment of common stock dividends	(94,557)	(76,026)	(60,074)
Excess tax benefit from share-based compensation	3,376	27,271	8,724
Net proceeds related to long-term incentive awards	(856)	18,101	20,393
Distributions to minority interest partner	(55,187)	(48,097)	—

Net cash provided by (used in) financing activities	1,386,832	(265,807)	208,184

Effect of exchange rate changes on cash	(6,973)	2,781	2,092

Increase in cash and cash equivalents	4,241	77,888	17,836
Cash and cash equivalents at beginning of year	158,267	80,379	62,543

Cash and cash equivalents at end of year	$162,508	$158,267	$80,379

Supplemental disclosures of cash flow information:
Cash paid for interest	$86,310	$74,536	$62,161
Cash paid for income taxes	419,994	384,145	291,981

Supplemental disclosures of non-cash transactions:
Shares issued in W-H transaction	$1,403,617	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share data)

					Accumulated	Treasury Securities
	Common Stock		Additional		Other	Common Stock		Total
	Number of		Paid-in	Retained	Comprehensive	Number of		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, January 1, 2006	213,269,704	$213,270	$383,695	$1,215,483	$6,901	(12,300,928)	$(240,844)	$1,578,505
Net income	—	—	—	502,006	—	—	—	502,006
Currency translation adjustments	—	—	—	—	12,407	—	—	12,407
Changes in fair value of derivatives	—	—	—	—	2,425	—	—	2,425
Changes in pension and other postretirement benefits	—	—	—	—	857	—	—	857

Comprehensive income	—	—	—	502,006	15,689	—	—	517,695
Impact of SFAS 158 adoption (Note 13)	—	—	—	—	637	—	—	637
Purchases of common stock under Repurchase Program	—	—	—	—	—	(2,656,987)	(102,894)	(102,894)
Dividends declared	—	—	—	(64,009)	—	—	—	(64,009)
Exercise of stock options and non-employee equity awards	1,376,213	1,376	31,180	—	—	—	—	32,556
Vesting of restricted stock	300,834	301	—	—	—	(73,163)	(3,134)	(2,833)
Share-based compensation	—	—	27,280	—	—	—	—	27,280

Balance, December 31, 2006	214,946,751	214,947	442,155	1,653,480	23,227	(15,031,078)	(346,872)	1,986,937
Net income	—	—	—	647,051	—	—	—	647,051
Currency translation adjustments	—	—	—	—	46,743	—	—	46,743
Changes in fair value of derivatives	—	—	—	—	506	—	—	506
Changes in pension and other postretirement benefits	—	—	—	—	(2,636)	—	—	(2,636)

Comprehensive income	—	—	—	647,051	44,613	—	—	691,664
Impact of FIN 48 adoption (Note 1)	—	—	—	(1,191)	—	—	—	(1,191)
Purchases of common stock under Repurchase Program	—	—	—	—	—	(1,570,300)	(83,529)	(83,529)
Dividends declared	—	—	—	(80,116)	—	—	—	(80,116)
Exercise of stock options and non-employee equity awards	1,790,706	1,790	57,035	—	—	—	—	58,825
Vesting of restricted stock	848,760	849	—	—	—	(223,892)	(12,781)	(11,932)
Share-based compensation	—	—	34,239	—	—	—	—	34,239

Balance, December 31, 2007	217,586,217	217,586	533,429	2,219,224	67,840	(16,825,270)	(443,182)	2,594,897
Net income	—	—	—	767,284	—	—	—	767,284
Currency translation adjustments	—	—	—	—	(96,533)	—	—	(96,533)
Changes in fair value of derivatives	—	—	—	—	(43,244)	—	—	(43,244)
Changes in pension and other postretirement benefits	—	—	—	—	(1,896)	—	—	(1,896)

Comprehensive income	—	—	—	767,284	(141,673)	—	—	625,611
Shares issued in W-H acquisition	17,780,802	17,781	1,385,836	—	—	—	—	1,403,617
Purchases of common stock under Repurchase Program	—	—	—	—	—	(535,000)	(21,499)	(21,499)
Dividends declared	—	—	—	(100,716)	—	—	—	(100,716)
Exercise of stock options and non-employee equity awards	466,956	467	12,394	—	—	(44,495)	(3,614)	9,247
Vesting of restricted stock	891,816	892	—	—	—	(210,747)	(6,153)	(5,261)
Share-based compensation	—	—	43,443	—	—	—	—	43,443

Balance, December 31, 2008	236,725,791	$236,726	$1,975,102	$2,885,792	$(73,833)	(17,615,512)	$(474,448)	$4,549,339

The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
1. Summary of Significant Accounting Policies
Basis of Presentation
     Smith International, Inc. (“Smith” or the “Company”) provides a wide range of products and services used during the drilling, completion and production phases of oil and natural gas development activities. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and all applicable financial statement rules and regulations of the Securities and Exchange Commission. Management believes the consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated.
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
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of accounts receivable, inventories, goodwill and deferred taxes as well as the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.
Cash and Cash Equivalents
     The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts to provide for receivables which may ultimately be uncollectible. Reserves are determined in light of a number of factors including customer specific conditions, economic events and the Company’s historical loss experience. At December 31, 2008 and 2007, the allowance for doubtful accounts was $29.3 million and $17.3 million, respectively.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, certain of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs consist of materials, labor and factory overhead.
Property, Plant and Equipment
     Property, plant and equipment is stated at cost, net of accumulated depreciation. The cost of major renewals and betterments are capitalized if they extend the useful life of the asset, while expenditures for maintenance, repairs and minor improvements are charged to expense when incurred. A substantial portion of our rental tools are internally manufactured and reflect the capitalization of direct and indirect manufacturing costs. Internally manufactured tools are classified as inventory until completed, at which time the cost is included as a capital expenditure and the resulting asset is reclassified to property, plant and equipment. When individual assets are sold or retired, the remaining cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the consolidated statement of operations.

     Depreciation is generally provided by using the straight-line method over the estimated useful lives of the individual assets; however, for income tax purposes, accelerated methods of depreciation are used. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to ten years for rental equipment. Leasehold improvements are amortized over the initial lease term or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $226.7 million, $161.6 million and $129.6 million, respectively.
Goodwill and Other Intangible Assets
     Goodwill represents the excess of cost over the fair value of net assets acquired while intangible assets reflect the value of patents, trademarks and other identifiable assets. Recorded goodwill and indefinite-lived intangible asset balances are not amortized but, instead, are regularly evaluated for impairment. Finite-lived intangible assets are amortized on a straight-line basis over the periods expected to be benefited, ranging from two to 27 years, or on a basis that reflects the pattern in which the economic benefit of the intangible assets are realized.
Evaluating Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset is compared to the asset’s carrying value to determine if impairment exists.
     Goodwill associated with each of the Company’s reporting units is reviewed for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual goodwill impairment review, which is prepared during the first quarter of each calendar year, is largely influenced by projected future cash flows and, therefore, is significantly impacted by estimates and judgments.
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
Foreign Currency Translation and Transactions
     For foreign subsidiaries which have designated the local currency as their functional currency, gains and losses resulting from balance sheet translation are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. dollar is designated as the functional currency are included in selling, general and administrative expenses in the consolidated statements of operations.
     Gains and losses resulting from non-functional currency transactions are included in selling, general and administrative expenses in the consolidated statements of operations.
Derivative Financial Instruments
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

     The Company records changes in fair market value related to fair value hedges, which includes foreign exchange contracts, to selling, general and administrative expenses in the consolidated statements of operations. Changes in value related to cash flow hedges, which includes foreign exchange contracts, foreign exchange options and interest rate contracts, are recorded in accumulated other comprehensive income (loss) and are recognized in the consolidated statement of operations when the hedged item affects earnings.
     The Company’s derivative financial instruments are carried at fair value, which is measured using the market approach valuation technique in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). We determine the value of our derivative financial instruments using composite quotes obtained from market pricing services or, in certain cases, active-market quotes obtained from financial institutions. The fair value hierarchy established by SFAS 157 divides fair value measurement into three broad levels: Level One is comprised of active-market quoted prices for identical instruments; Level Two is comprised of market-based data obtained from independent sources; and Level Three is comprised of non-market based estimates which reflect the best judgment of the Company.
Income Taxes
     The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This interpretation addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities. In connection with the adoption of FIN 48, the Company was required to record an additional $1.2 million of tax liabilities, including related interest and penalties, with a corresponding reduction in stockholders’ equity.
Revenue Recognition
     Revenues in the accompanying consolidated financial statements are separated into our two major business lines to provide additional information for use in analyzing the Company’s results. Generally, sales transactions are subject to contractual arrangements that specify price, general terms and conditions.
     Transactions in our oilfield operations are primarily composed of rental and service revenues, but also include product and certain other revenues. Product revenues, net of applicable provisions for returns, are recognized when title and related risk of loss transfer to the customer and collectability is reasonably assured. In most cases, title and risk transfer upon product delivery; however, certain products are provided on a consigned basis with title and risk transferring when products are consumed. Rental, service and other revenues are recorded when such services are performed and collectability is reasonably assured. On a routine basis, our operating divisions provide multiple product and service offerings as part of a combined transaction. Service and rental revenues for these projects, which are of a short duration, are recognized when the project is complete.
     Sales transactions in our distribution operations are primarily composed of product revenues. Distribution sales, net of applicable provisions for returns, are recognized when goods are delivered to the customer and collectability is reasonably assured.
Minority Interests
     The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The minority interest amount primarily represents the share of the M-I SWACO profits associated with the minority partner’s 40 percent interest in those operations. To a lesser extent, minority interests include the portion of C.E. Franklin Ltd. and other joint venture earnings applicable to the respective minority shareholders.

Long-term Incentive Compensation
     The Company’s Board of Directors and its stockholders have authorized a long-term incentive plan for the benefit of key employees. Although the Plan provides for the issuance of various stock-based awards, the Compensation Committee has elected to issue restricted stock units subsequent to December 31, 2005.
     Restricted stock units are considered compensatory awards and compensation expense related to these units is recognized over the established vesting period in the accompanying consolidated financial statements.
     Accounting for the stock option program was impacted by the mandatory adoption of SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) on January 1, 2006. In connection with the implementation, the Company utilized the modified prospective method; and, accordingly, results for prior periods have not been restated. Under this method, compensation cost includes stock-based awards issued prior to but not vested as of December 31, 2005 and all units granted since the adoption of the standard.
Recent Accounting Pronouncements
     From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes accounting and disclosure requirements for business combinations including the recognition and measurement of assets acquired, liabilities assumed, and any noncontrolling ownership interest purchased in a transaction. SFAS 141(R) also sets forth new guidance regarding the treatment of transaction-related costs and establishes additional disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. The provisions of SFAS 141(R) are effective as of January 1, 2009 and were adopted by the Company as of that date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) which addresses the accounting and disclosure requirements for subsidiaries which are not wholly-owned. Under SFAS 160, the Company will be required to classify the minority interest liability reflected in the accompanying consolidated balance sheet as a component of stockholders’ equity. Moreover, the Company will be required to present net income attributable to the Company and the minority partners’ ownership interest separately on the consolidated statement of operations. The provisions of SFAS 160 are effective as of January 1, 2009 and were adopted by the Company as of that date.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities — as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of January 1, 2009 and were adopted by the Company as of that date.
     Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

2. Acquisitions
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
     In connection with the transaction, the Company issued 17.78 million common shares and paid $1.62 billion of cash to the former shareholders of W-H. The fair value of shares issued was determined using an average price of $78.94, which represents the Company’s average closing stock price for the five-day period beginning two days before the announcement of the transaction. The purchase price consideration related to the W-H acquisition consists of the following:

Purchase price consideration:
Shares issued	$1,403,617
Cash paid, net	1,615,133

Consideration paid to former W-H equity holders	3,018,750

Acquired company transaction costs	12,874

$3,031,624

     The following table indicates the purchase price allocation to net assets acquired which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired amounted to $2.10 billion and has been recorded as goodwill in the accompanying December 31, 2008 consolidated balance sheet. Based on the structure of the transaction, the majority of the goodwill related to the acquisition is not expected to be deductible for tax purposes.

Purchase Price	$3,031,624

Receivables	276,978
Inventories	84,254
Prepaid and other current assets	148,546
Property, plant and equipment	597,526
Identifiable intangible assets	522,150
Other assets	2,749
Accounts payable and accrued liabilities	(73,735)
Other current liabilities	(105,659)
Long-term debt	(261,700)
Deferred income taxes	(259,741)
Other liabilities	(4,019)

Goodwill recorded	$2,104,275

     In addition to the W-H transaction, the Company completed six other acquisitions in 2008 in exchange for aggregate cash consideration of $41.3 million and the assumption of certain liabilities. The consideration primarily relates to the purchase of Norwegian-based Innovar Engineering AS, a company providing wellbore completion tool technology, and Caspian Downhole Services, a Kazakhstan-based provider of rental tool, machine shop and inspection services. The excess of the purchase price over the estimated fair value of net assets acquired approximated $12.7 million and has been recorded as goodwill in the December 31, 2008 consolidated balance sheet. Based on the structure of the transactions, the majority of the goodwill related to the acquisitions are not expected to be deductible for tax purposes.
     In certain situations, the Company negotiates transaction terms which provide for the payment of additional consideration if various financial and/or business objectives are met. In addition to the acquisition consideration discussed above, the Company paid $1.7 million of purchase consideration to settle obligations related to earn-out arrangements during 2008. The acquisition-related payments are reflected in the consolidated balance sheet as goodwill.

          The acquisitions discussed above have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The purchase price allocations related to these acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management.
          During 2007, the Company completed five acquisitions in exchange for aggregate cash consideration of $39.9 million and the assumption of certain liabilities. These acquisitions have been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. The 2007 transactions primarily consist of the following:
On May 16, 2007, the Company acquired D.S.I. Inspection Services, Inc. (“DSI”) in exchange for cash consideration of approximately $16.7 million. DSI, based in the United States, is a provider of inspection, machine shop and other related services.
On December 3, 2007, CE Franklin acquired the outstanding stock of Jen Supply Ltd. (“Jen Supply”) in exchange for $12.4 million of cash and a $0.5 million note. Jen Supply, based in Alberta, Canada is an oilfield equipment distributor.
          The excess of the purchase price over the estimated fair value of net assets acquired approximated $19.4 million, primarily pertaining to the DSI and Jen Supply transactions, and has been recorded as goodwill in the consolidated balance sheet. Based on the structure of the transactions, the majority of the goodwill related to the 2007 acquisitions is not deductible for tax purposes.
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
On August 3, 2006, M-I SWACO acquired Specialised Petroleum Services Group Limited (“SPS”) in exchange for cash consideration of approximately $165.4 million. SPS, based in Aberdeen, Scotland, is a global provider of patented wellbore clean-up products and engineering services used to remove debris from the wellbore to facilitate improved well production.
          The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $129.3 million, which has been recorded as goodwill in the accompanying consolidated balance sheet. Based on the structure of the transactions, the majority of the goodwill related to the 2006 acquisitions is not deductible for tax purposes.
          The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company’s significant current and prior year acquisitions had occurred on January 1, 2006. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the transaction occurred on the dates indicated or of future results for the combined entities (in thousands, except per share data):

	2008	2007	2006
Revenues	$11,617,234	$9,861,637	$8,203,754

Net income	$828,162	$694,530	$519,659

Earnings per share:
Basic	$3.78	$3.19	$2.38

Diluted	$3.76	$3.16	$2.36

     The following schedule summarizes investing activities related to 2008, 2007 and 2006 acquisitions included in the consolidated statements of cash flows:

	2008	2007	2006
Fair value of tangible and identifiable intangible assets, net of cash acquired	$1,670,731	$26,185	$171,125
Goodwill acquired	2,116,943	19,422	129,278
Payments to former shareholders of businesses acquired	1,727	13,522	—
Total liabilities assumed	(714,797)	(5,677)	(73,676)
Fair value of shares issued	(1,403,617)	—	—

Cash paid for acquisitions, net of cash acquired	$1,670,987	$53,452	$226,727

3. Dispositions
     From time to time, the Company divests of select business operations. During 2007, the Company completed the disposition of certain majority-owned venture operations in exchange for aggregate cash consideration of $16.7 million and eliminated related net assets, including $10.2 million of goodwill. Additionally, in fiscal 2006, the Company completed the disposition of its ownership interest in certain oilfield operations in exchange for aggregate cash consideration of $13.5 million.
     These pre-tax gains on these transactions were not material to the periods presented and have been reflected as a reduction in selling, general and administrative expenses in the accompanying consolidated statements of operations.
4. Earnings Per Share
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option and restricted stock awards under the treasury stock method. For each of the periods presented, an immaterial number of outstanding stock-based awards were excluded from the computation of diluted EPS because they were anti-dilutive. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	2008	2007	2006
Net Income	$767,284	$647,051	$502,006

Weighted average number of common shares outstanding	207,400	200,244	200,252

Basic EPS	$3.70	$3.23	$2.51

Net Income	$767,284	$647,051	$502,006

Weighted average number of common shares outstanding	207,400	200,244	200,252
Dilutive effect of stock options and restricted stock units	1,327	1,703	1,756

	208,727	201,947	202,008

Diluted EPS	$3.68	$3.20	$2.49

5. Inventories
     Inventories consist of the following at December 31:

	2008	2007
Raw materials	$190,790	$139,218
Work-in-process	202,019	173,836
Finished goods	2,186,203	1,461,373

	2,579,012	1,774,427

Reserves to state certain U.S. inventories (FIFO cost of $1,044,345 and $611,062 in 2008 and 2007, respectively) on a LIFO basis	(211,846)	(116,255)

	$2,367,166	$1,658,172

     For the years ended December 31, 2008 and 2007, the Company recorded additional LIFO reserves of $95.6 million and $22.7 million, respectively. The increases primarily reflect the higher cost of steel and alloy products purchased in the Distribution segment and, to a lesser extent, modest cost inflation experienced in the Smith Oilfield manufacturing operations.
6. Property, Plant and Equipment
     Property, plant and equipment consist of the following at December 31:

	2008	2007
Land and improvements	$77,463	$62,546
Buildings	322,569	235,545
Machinery and equipment	1,048,821	880,562
Rental tools	1,292,796	726,333

	2,741,649	1,904,986
Less — Accumulated depreciation	(897,613)	(799,106)

	$1,844,036	$1,105,880

7. Goodwill and Other Intangible Assets
Goodwill
     The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown. Consolidated beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

		Smith
	M-I SWACO	Oilfield	Distribution	Consolidated
Balance as of December 31, 2006	$683,900	$143,096	$40,651	$867,647
Goodwill acquired	4,422	4,833	10,167	19,422
Goodwill related to disposed operations	—	(10,197)	—	(10,197)
Purchase price and other adjustments	18,843	—	727	19,570

Balance as of December 31, 2007	707,165	137,732	51,545	896,442
Goodwill acquired	5,771	2,111,172	—	2,116,943
Purchase price and other adjustments	1,727	1,771	(458)	3,040

Balance as of December 31, 2008	$714,663	$2,250,675	$51,087	$3,016,425

Other Intangible Assets
     The components of other intangible assets at December 31 are as follows:

	2008			2007
							Weighted
							Average
	Gross			Gross			Amortization
	Carrying	Accumulated		Carrying	Accumulated		Period
	Amount	Amortization	Net	Amount	Amortization	Net	(years)
Patents	$426,772	$52,175	$374,597	$112,485	$35,190	$77,295	13.7
Trademarks(a)	205,031	3,764	201,267	9,331	3,135	6,196	17.4
License agreements	32,416	17,311	15,105	31,688	14,204	17,484	10.9
Non-compete agreements	37,928	23,122	14,806	27,373	17,897	9,476	5.0
Customer relationships and contracts	58,438	26,763	31,675	34,603	16,695	17,908	6.6

	$760,585	$123,135	$637,450	$215,480	$87,121	$128,359	12.8

(a)	Included within the gross carrying amount of trademarks is $195.7 million, of indefinite-lived assets. The corresponding weighted average amortization period reflects the weighting of finite-lived trademarks.
     Intangible amortization expense totaled $36.0 million, $31.3 million and $20.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense is expected to approximate $52 million for fiscal year 2009 and is anticipated to range between $34 million and $48 million per year for the 2010 — 2013 fiscal years.

8. Debt
     The following summarizes the Company’s outstanding debt at December 31:

	2008	2007
Current:
Short-term borrowings	$1,096,443	$111,609
Current portion of long-term debt	269,853	27,872

Short-term borrowings and current portion of long-term debt	$1,366,296	$139,481

Long-Term:
Notes:
6.0% Senior Notes maturing June 2016 with an effective interest rate of 6.11%. Interest payable semi-annually (presented net of unamortized discount of $231 and $262 in 2008 and 2007, respectively)	$274,769	$274,738

6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%. Interest payable semi-annually (presented net of unamortized discount of $131 and $249 in 2008 and 2007, respectively)	219,869	219,751

Bank revolvers payable:
$275 million revolving note expiring May 2010. Interest payable quarterly at base rate (3.25% at December 31, 2008) or Eurodollar rate, as defined (1.58% at December 31, 2008) and described below	260,000	245,000

M-I SWACO $125 million revolving note expiring May 2010. Interest payable quarterly at base rate or Eurodollar rate, as defined and described below	—	—

Term Loans:
$1.0 billion term loan payable to a syndicate of financial institutions. Principal due in semi-annual installments of $125.0 million through June 2012. Interest payable at Eurodollar rate of LIBOR plus 70 basis points (3.52% at December 31, 2008)	875,000	—

M-I SWACO £80 million term loan payable to a financial institution. Principal due in semi-annual installments of £6.7 million through December 2012. Interest payable at Eurocurrency rate of LIBOR plus 35 basis points (6.51% at December 31, 2008)	77,456	133,235

Other	3,284	772

	1,710,378	873,496
Less-Current portion of long-term debt	(269,853)	(27,872)

Long-term debt	$1,440,525	$845,624

Principal payments of long-term debt for years subsequent to 2009 are as follows:

2010	$532,081
2011	489,277
2012	144,363
2013	—
Thereafter	274,804

$1,440,525

     Short-term borrowings at December 31, 2008 primarily consist of a bridge loan used to fund the W-H transaction which is described below. Borrowings under the bridge loan facility, which matures on August 19, 2009, carried a weighted-average interest rate of 2.76 percent at December 31, 2008.

     Additionally, current indebtedness includes amounts outstanding under lines of credit and short-term notes. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. financial institutions aggregating $183.2 million with $116.1 million of additional borrowing capacity available under these facilities at December 31, 2008. These borrowings had a weighted average interest rate of 12.4 percent and 6.6 percent at December 31, 2008 and 2007, respectively.
     In addition to the credit facilities discussed above, the Company has a $400 million unsecured revolving credit facility provided by a syndicate of eight financial institutions under which M-I SWACO can utilize up to $125 million. The revolving credit agreement allows for the election of interest at a base rate, or a Eurodollar rate ranging from LIBOR plus 40 to 50 basis points depending on the borrowing levels drawn under the facility. The agreement also requires the payment of a quarterly commitment fee of 10 basis points on the unutilized portion of the facility and compliance with certain customary covenants, including a 40 percent debt-to-total capitalization limitation.
     In August 2008, the Company entered into a credit agreement consisting of a multi-year unsecured term loan facility of $1.0 billion and a 364-day unsecured bridge loan facility of $1.0 billion with a syndicate of five financial institutions. The credit agreement allows for the election of interest at a base rate, or a Eurodollar rate of LIBOR plus 70 basis points, and contains customary covenants, including a 40 percent debt-to-total capitalization limitation. Borrowings under the credit facility can be prepaid, in whole or in part, without penalty; however, upon the occurrence of certain events, mandatory prepayments are required.
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
     The Company was in compliance with its loan covenants under the various loan indentures, as amended, at December 31, 2008.
9. Financial Instruments
     The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in foreign currency and interest rates. The Company will utilize derivative financial instruments to mitigate or eliminate certain of those risks.
Foreign Exchange Derivative Instruments
     As of December 31, 2008, the notional amounts of fair value and cash flow hedge contracts outstanding totaled $235.5 million and $13.2 million, respectively. As of December 31, 2007, the notional amounts of fair value and cash flow hedge contracts outstanding totaled $110.3 million and $12.7 million, respectively.
     For derivative instruments that qualify as a fair value hedge, realized and unrealized gains and losses are recognized currently through earnings, and the resulting amounts generally offset foreign exchange gains or losses on the related accounts. The Company recognized expense of approximately $7.1 million, $5.8 million and $5.9 million in 2008, 2007 and 2006, respectively, related to net realized and unrealized losses on fair value hedge contracts.
     For derivative instruments that qualify as a cash flow hedge, realized and unrealized gains and losses are deferred to accumulated other comprehensive income and recognized in the consolidated statement of operations when the hedged item affects earnings. We recognized income of $1.6 million and $1.7 million in 2008 and 2007, respectively and expense of $1.6 million in 2006, related to cash flow hedge contracts. Approximately $1 million of the deferred and unrealized fair value of foreign exchange derivatives is expected to be recognized as after-tax expense during 2009.

     The Company estimates the fair value of outstanding foreign exchange derivative instruments by obtaining composite pricing from published financial market sources. This measurement methodology is classified as a Level Two tier under SFAS 157. Based on the estimated fair market value of contracts outstanding at December 31, 2008, the Company owed the bank counterparties $3.2 million and the bank counterparties owed the Company $1.1 million related to the settlement of these derivative instruments.
Interest Rate Derivative Instruments
     As of December 31, 2008, the notional amounts of interest rate hedge contracts totaled $278 million. For interest rate derivative instruments that qualify as a cash flow hedge, realized and unrealized gains and losses are deferred to accumulated other comprehensive income (loss) and recognized in the consolidated statement of operations when the hedged item affects earnings. If derivative transactions do not qualify for hedge accounting, realized and unrealized gains and losses are generally recognized currently through earnings. We recognized expense of $31.8 million in 2008 related to interest rate hedge contracts and estimate $4 million of deferred losses on interest rate derivate contracts will be realized as an after-tax expense in 2009.
     The Company estimates the fair value of outstanding interest rate derivative instruments by obtaining quoted prices in active markets for identical contracts. This measurement methodology is classified as a Level Two tier under SFAS 157. Based on the estimated fair market value of contracts outstanding at December 31, 2008, the Company owed the bank counterparties $96.0 million related to the settlement of these derivative instruments.
Other Financial Instruments
     The Company estimates the fair value of outstanding long-term debt instruments by obtaining quoted prices for identical debt instruments. This measurement methodology is classified as a Level Two tier under SFAS 157.
     The recorded and fair values of long-term debt at December 31 are as follows:

	2008		2007
	Recorded	Fair	Recorded	Fair
	Value	Value	Value	Value
Long-term Debt	$1,710,378	$1,634,890	$873,496	$889,104
     The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the nature of these instruments.
Concentration of Credit Risk
     We sell our products and services to numerous companies in the oil and natural gas industry. The significant energy industry concentration has the potential to impact the Company’s exposure to credit risk, either positively or negatively, because customers may be similarly affected by changes in economic or other conditions. Although this concentration could affect our overall exposure to credit risk, we believe that we are exposed to minimal risk since the majority of our business is conducted with major companies within the industry. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral for our accounts receivable. In some cases, we will require payment in advance or security in the form of a letter of credit or bank guarantee.

10. Income Taxes
     The geographical sources of income before income taxes and minority interests for the three years ended December 31, were as follows:

	2008	2007	2006
Income before income taxes and minority interests:
United States	$821,812	$644,283	$443,453
Non-United States	734,209	659,592	576,643

Total	$1,556,021	$1,303,875	$1,020,096

     The income tax provision is summarized as follows:

	2008	2007	2006
Current:
United States	$237,022	$172,948	$127,964
Non-United States	250,168	208,352	183,695
State	14,968	4,906	11,278

	502,158	386,206	322,937

Deferred:
United States	17,140	21,849	2,308
Non-United States	(13,758)	381	1,289
State	352	35	140

	3,734	22,265	3,737

Income tax provision	$505,892	$408,471	$326,674

     The Company’s income tax provision includes amounts related to the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which taxes have been provided, which approximated $325.3 million at December 31, 2008, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.
     The consolidated effective tax rate (as a percentage of income before income taxes and minority interests) is reconciled to the U.S. federal statutory tax rate as follows:

	2008	2007	2006
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Minority partners’ share of U.S. partnership earnings	(2.9)	(3.0)	(2.6)
Non-deductible expenses	0.9	1.1	0.9
Benefit of extraterritorial income exclusion, manufacturer’s production exclusion and research credits	(0.6)	(0.9)	(0.5)
State taxes, net	1.0	0.3	1.1
Non-U.S. tax provisions which vary from the U.S. rate/non-U.S. losses with no tax benefit realized	(0.9)	(1.2)	(1.3)
Change in valuation allowance	—	(0.1)	—
Other items, net	—	0.1	(0.6)

Effective tax rate	32.5%	31.3%	32.0%

     The components of deferred taxes at December 31 are as follows:

	2008	2007
Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation and amortization):
United States	$(380,850)	$(116,886)
Non-United States	(79,418)	(87,766)

Total deferred tax liabilities	(460,268)	(204,652)

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
United States	—	—
Non-United States	16,034	14,672

Other deferred tax assets (principally accrued liabilities not deductible until paid and inventory reserves):
United States	83,441	71,453
Non-United States	33,077	17,981

Subtotal	132,552	104,106

Valuation allowance	(14,696)	(14,662)

Total deferred tax assets	117,856	89,444

Net deferred tax liabilities	$(342,412)	$(115,208)

Balance sheet presentation:
Deferred tax assets, net	$81,834	$46,220
Other assets	12,691	8,206
Income taxes payable	(7,951)	(9,390)
Deferred tax liabilities	(428,986)	(160,244)

Net deferred tax liabilities	$(342,412)	$(115,208)

     At December 31, 2008, the accompanying consolidated balance sheet includes $16.0 million of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States. Although a significant portion of these losses will carryforward indefinitely and are available to reduce future tax liabilities of the respective foreign entity, management currently believes that the majority of these assets will not be realized and has, accordingly, established a $14.7 million valuation reserve.
Liability for Uncertain Tax Positions
     In addition to the tax liabilities discussed above, the Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The accompanying consolidated balance sheet includes liabilities of $56.3 million and $45.9 million to provide for uncertain tax positions taken as of December 31, 2008 and 2007, respectively.
     The liability for uncertain tax positions as of December 31, 2008, which is primarily reflected in other long-term liabilities, consists of $41.0 million of unrecognized tax benefits, $10.0 million of interest and $5.3 million of penalties. Although the Company does not expect to report a significant change in the amount of liabilities recorded for uncertain tax positions during the next twelve-month period, changes in the recorded reserves could impact future reported results. Accordingly, if the Company’s uncertain tax positions were allowed by the relevant taxing authorities during a review or expired unchallenged, approximately $44.6 million of the uncertain tax liability would be recorded as a reduction in tax expense with the remaining $11.7 million recorded as a decrease to other balance sheet accounts.

     The following table discloses changes in liabilities recorded for uncertain tax positions for the periods presented:

	2008	2007
Balance at beginning of year	$34,538	$22,629
Additions for tax positions of prior years	7,829	7,271
Reductions for tax positions of prior years	(3,202)	(2,758)
Additions for tax positions in the current year	2,146	8,324
Settlements with tax authorities	(300)	(200)
Reductions due to the lapse of applicable statute of limitations	—	(728)

Balance at end of year	$41,011	$34,538

     The Company records penalty and interest amounts related to income tax matters as income tax expense in the accompanying financial statements. For the years ended December 31, 2008 and 2007, income tax expense includes interest and penalties of $1.6 million and $2.3 million, respectively.
     The Company operates in more than 70 countries and is subject to income taxes in most of those jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Earliest Open Tax Period
Canada	2001
Italy	2003
Norway	1998
Russia	2005
United Kingdom	2002
United States	2001
11. Stockholders’ Equity
Dividend Program
     The Board of Directors declared payments under the Company’s regular quarterly cash dividend program of $100.7 million, or $0.48 per share; $80.1 million, or $0.40 per share; and $64.0 million, or $0.32 per share, for the years ended December 31, 2008, 2007 and 2006, respectively.
     The level of future dividend payments will be at the discretion of the Board of Directors and will depend upon the Company’s financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, its future business prospects and other factors that the Board of Directors deem relevant.
Common Stock Repurchases
     The Company’s Board of Directors has approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors (the “Repurchase Program”). The Company has purchased $21.5 million, $83.5 million and $102.9 million of common stock during 2008, 2007, and 2006, respectively, under the authorized Repurchase Program. As of December 31, 2008, approximately 15.2 million shares remained available for purchase under the current program which may be executed from time to time in the open market. Common stock obtained by the Company through the Repurchase Program has been added to the Company’s treasury stock holdings.
     In addition, certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax withholding obligations. The Company acquired an immaterial number of shares in the prior three year period which have been added to the Company’s treasury stock holdings and may be used in the future for acquisitions or other corporate purposes. These shares are not considered acquisitions under the Company’s Repurchase Program.

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
     The Rights are exercisable upon the occurrence of certain events related to a person (an “Acquiring Person’) acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company’s common stock. In the event any person becomes an Acquiring Person, each holder (except an Acquiring Person) will be entitled to purchase, at an effective exercise price of $87.50, subject to adjustment, shares of common stock having a market value of twice the Right’s exercise price. The Acquiring Person will not be entitled to exercise these Rights. In addition, if at any time after a person has become an Acquiring Person, the Company is involved in a merger or other business combination transaction, or sells 50 percent or more of its assets or earning power to another entity, each Right will entitle its holder to purchase, at an effective exercise price of $87.50, subject to adjustment, shares of common stock of such other entity having a value of twice the Right’s exercise price. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50 percent or more of the Company’s common stock, the Board may extinguish the Rights by exchanging one share of common stock, or an equivalent security, for each Right, other than Rights held by the Acquiring Person.
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
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists of the following:

	2008	2007
Currency translation adjustments	$(24,235)	$72,298
Fair value of derivatives	(42,489)	755
Pension and other postretirement benefits	(7,109)	(5,213)

Accumulated other comprehensive income (loss)	$(73,833)	$67,840

     Based on the derivative financial instruments outstanding as of December 31, 2008, the Company estimates the balance in accumulated other comprehensive income (loss) will decline by approximately $5 million during the 2009 fiscal year.
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

     The Company also maintains the Wilson 401(k) Retirement Plan (the “Wilson Plan”) under which participating employees may voluntarily contribute a percentage of their compensation, as defined, to the Wilson Plan. Wilson makes matching contributions to each participant’s account ranging from 1/4 percent to six percent of qualified compensation. In addition, the Board of Directors may provide discretionary profit-sharing contributions based upon financial performance to participants who are employed by Wilson on December 31.
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
     W-H maintained a 401(k) Plan (“W-H Plan”) under which employees could defer up to specified percentages of their annual compensation and receive discretionary matching and profit sharing awards. Legacy W-H employees participated in this program through December 31, 2008 at which time the W-H Plan was merged into the Smith Plan.
     The Company recognized expense totaling $48.9 million, $43.8 million, and $50.5 million in 2008, 2007 and 2006, respectively, related to Company contributions to the plans.
     Certain of the Company’s subsidiaries sponsor various defined contribution plans. The Company’s contributions under these plans for each of the three years in the period ended December 31, 2008 were immaterial.
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
     In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2008 and 2007, $52.8 million and $66.7 million, respectively, are included in other assets with a corresponding amount recorded in other long-term liabilities.
     During the years ended December 31, 2008, 2007 and 2006, Company contributions to the plans totaled $2.0 million, $1.3 million and $1.9 million, respectively.
13. Employee Benefit Plans
     Effective December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the funded status of an entity’s defined benefit pension and other postretirement benefit plans as an asset or liability in the Company’s consolidated balance sheet. Subsequent changes to the funded status are to be recognized through stockholders’ equity as a component of other comprehensive income.
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

     The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

	Pension Plans		Postretirement Benefit Plans
	2008	2007	2008	2007
Changes in benefit obligations:
Benefit obligations at beginning of year	$66,926	$49,988	$9,386	$10,059
Service cost	4,820	4,461	349	381
Interest cost	3,094	3,104	572	563
Plan participants’ contributions	—	—	551	587
Actuarial loss (gain)	(2,317)	6,229	(533)	(1,466)
Exchange rate changes and other	(9,011)	4,210	—	—
Benefits paid	(896)	(1,066)	(928)	(738)

Benefit obligations at end of year	$62,616	$66,926	$9,397	$9,386

Changes in plan assets:
Fair value of plan assets at beginning of year	$49,572	$44,616	$—	$—
Actual return on plan assets	(7,649)	2,182	—	—
Employer contributions	5,114	3,840	377	151
Plan participants’ contributions	—	—	551	587
Exchange rate changes and other	(2,782)	—	—	—
Benefits paid	(896)	(1,066)	(928)	(738)

Fair value of plan assets at end of year	$43,359	$49,572	$—	$—

Funded status	$(19,257)	$(17,354)	$(9,397)	$(9,386)

Amounts recognized in the consolidated balance sheet:
Non-current assets	$—	$584	$—	$—
Other long-term liabilities	(19,257)	(17,938)	(9,397)	(9,386)

Net amount recognized	$(19,257)	$(17,354)	$(9,397)	$(9,386)

Amounts in accumulated other comprehensive income:
Net actuarial loss (gain)	$10,280	$7,907	$(3,198)	$(2,738)
Prior service costs	27	44	—	—

Net amount recognized	$10,307	$7,951	$(3,198)	$(2,738)

Net Periodic Benefit Expense
     Net periodic benefit expense and the weighted average assumptions used to determine the net periodic benefit expense for the fiscal years ended December 31, and the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit expense:
Service cost	$4,820	$4,461	$3,111	$349	$381	$267
Interest cost	3,094	3,104	2,456	572	563	538
Return on plan assets	(2,956)	(3,478)	(2,365)	—	—	—
Amortization of prior service cost	7	8	11	—	—	—
Amortization of loss (gain)	514	286	818	(235)	(157)	(87)
Plan termination	—	—	—	—	—	—

Net periodic benefit expense	$5,479	$4,381	$4,031	$686	$787	$718

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (“OCI”), net of tax and minority interest:
Net (gain) loss arising during the year	$2,877	$3,762	*	$(695)	$(989)	*
Amortization of prior service cost	(7)	(8)	*	—	—	*
Amortization of net gain (loss)	(514)	(286)	*	235	157	*

Other comprehensive (income) loss	$2,356	$3,468	*	$(460)	$(832)	*

Total net periodic benefit expense and OCI	$7,835	$7,849	*	$226	$(45)	*

*	Due to the adoption of SFAS 158, the pension and postretirement benefit plan disclosures for 2006 are not comparable.

Net periodic benefit expense:

Discount rate	5.25%	5.75%	5.50%	6.33%	5.75%	5.50%
Expected return on plan assets	6.67%	8.50%	8.50%	N/A	N/A	N/A
Projected benefit obligation:
Discount rate	5.59%	6.30%	5.75%	6.24%	6.30%	5.75%
Expected return on plan assets	6.67%	8.50%	8.50%	N/A	N/A	N/A
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

	2008	2007
Common stock and related index funds	22%	44%
Fixed income securities and related index funds	77	44
Other	1	12

Total	100%	100%

     For pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets at December 31:

	2008	2007
Projected benefit obligation	$24,896	$17,975
Accumulated benefit obligation	24,153	17,110
Plan assets at fair value	16,320	14,463

     Estimated future benefit payments based on projected future service are expected to range between $1.2 million and $1.8 million a year for the next five years and approximate $11.8 million for the five-year period ending December 31, 2018. Company contributions to the pension plans during 2009 are expected to be comparable with 2008 contribution levels.
Additional Postretirement Benefit Plan Information
     The assumed health care cost trend rates used to determine the projected postretirement benefit obligation at December 31 are as follows:

	2008	2007
Health care cost trend rate for current year	10.1%	10.9%
Rate that the cost trend rate gradually declines (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016
     A one-percentage point change in assumed health care cost trend rates would have the following effects on the benefit obligations and the aggregate of the service and interest cost components of the postretirement benefits expense:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total service and interest cost	$—	$(79)
Effect on accumulated postretirement benefit obligation	112	(751)
     Estimated future benefit payments based on projected future service are expected to approximate $0.5 million a year for the next five years and $3.0 million for the five-year period ending December 31, 2018. Company contributions to the postretirement benefit plans during 2009 are expected to be comparable to the 2008 levels.
14. Long-Term Incentive Compensation
     As of December 31, 2008, the Company had outstanding restricted stock and stock option awards granted under the Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of December 31, 2008, 1,805,590 shares were authorized for future issuance pursuant to the Plan. Additionally, the Company assumed the W-H stock option plan in 2008 under which no further awards may be granted.
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

	Time-based Awards		Performance-based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units	Value(a)	Stock Units
Outstanding at December 31, 2007	796,687	$53.06	1,250,066 (b)	$48.55	2,046,753
Granted	2,098,106	27.33	1,206,834	23.38	3,304,940
Forfeited	(48,698)	52.16	(46,022)	40.95	(94,720)
Vested	(247,405)	50.27	(771,736)	45.04	(1,019,141)

Outstanding at December 31, 2008	2,598,690	$32.57	1,639,142	$31.60	4,237,832

(a)	Reflects the weighted average grant-date fair value.

(b)	Performance-based units outstanding at December 31, 2007 have been adjusted to reflect the actual payout achieved related to the December 2007 grants.
     The total intrinsic value of restricted stock units vested during the years ended December 31, 2008, 2007, and 2006 was $24.8 million, $48.7 million, and $12.5 million, respectively. In addition, restrictions on approximately 1.1 million restricted stock units outstanding at December 31, 2008 are expected to lapse during the 2009 fiscal year.

Stock Options
     Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic Value
	Option	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2007	1,547,671	$20.04
Assumed(a)	69,334	12.51
Forfeited	(19,732)	27.62
Exercised	(447,733)	19.74

Outstanding at December 31, 2008	1,149,540	$19.58	4.41	$5,378

Exercisable at December 31, 2008	1,142,341	$19.48	4.40	$5,378

(a)	Stock options assumed under the W-H program have been adjusted using the conversion factor determined as of the transaction announcement date.
     The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $25.5 million, $69.0 million, and $34.3 million, respectively.
Share-based Compensation Expense
     Compensation expense for stock options and time-based units is recognized over the four-year vesting period. For performance-based units, compensation expense is recognized over the three-year vesting period. Compensation expense for performance-based and time-based units is determined using the grant-date fair value whereas share-based compensation related to stock option awards is calculated using an open-form (lattice) model with specific assumptions.
     Share-based compensation expense, consisting of restricted stock unit and stock option awards, for the year ended December 31, 2008, 2007 and 2006 was $43.4 million, $34.2 million and $27.3 million, respectively, and net of taxes and minority interests, was $24.8 million, $20.6 million and $17.5 million, respectively.
     The total unrecognized share-based compensation expense, consisting of restricted stock and stock options, for awards outstanding as of December 31, 2008 was $127.3 million, or approximately $73 million net of taxes and minority interests, which will be recognized over a weighted-average period of 3.0 years.
15. Industry Segments and International Operations
     The Company is a global provider of products and services used during the drilling, completion and production phases of oil and natural gas development activities. Our business is segregated into three operating divisions, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results.
     The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Oilfield segment is comprised of our wholly-owned drilling and completion services operations, which includes drill bits, directional drilling services and downhole tools. The Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin Ltd., a publicly-traded Canadian distribution company. Finally, general corporate primarily reflects expenses related to corporate personnel, administrative support functions and long-term incentive compensation programs.

     The following table presents financial information for each reportable segment:

	2008	2007	2006
Revenues:
M-I SWACO	$5,183,335	$4,422,408	$3,573,395
Smith Oilfield	2,848,804	2,210,161	1,814,343
Distribution	2,738,699	2,131,761	1,945,821

	$10,770,838	$8,764,330	$7,333,559

Operating Income:
M-I SWACO	$839,647	$729,412	$553,304
Smith Oilfield	746,826	619,038	495,301
Distribution	180,178	97,154	104,730
General corporate	(124,239)	(75,807)	(73,254)

	$1,642,412	$1,369,797	$1,080,081

Capital Expenditures:
M-I SWACO	$210,471	$184,027	$203,454
Smith Oilfield	221,269	149,829	88,619
Distribution	7,238	6,929	5,153
General corporate	3,907	15,036	11,244

	$442,885	$355,821	$308,470

Depreciation and Amortization:
M-I SWACO	$123,227	$111,618	$84,868
Smith Oilfield	133,459	75,494	59,467
Distribution	4,736	4,763	4,840
General corporate	2,021	1,421	1,209

	$263,443	$193,296	$150,384

Total Assets:
M-I SWACO	$4,124,291	$3,589,790	$3,195,372
Smith Oilfield	5,473,372	1,579,541	1,279,029
Distribution	1,070,909	752,221	737,445
General corporate	147,652	140,328	123,629

	$10,816,224	$6,061,880	$5,335,475

     The following table presents consolidated revenues by region:

	2008	2007	2006
United States	$5,080,710	$3,967,806	$3,384,729
Canada	851,098	771,430	891,288

North America	5,931,808	4,739,236	4,276,017

Latin America	987,104	738,026	543,844
Europe/Africa	2,569,803	2,105,745	1,605,559
Middle East/Asia	1,282,123	1,181,323	908,139

Non-North America	4,839,030	4,025,094	3,057,542

	$10,770,838	$8,764,330	$7,333,559

     The following table presents net property, plant and equipment by region:

	2008	2007	2006
United States	$1,269,691	$588,345	$458,273
Canada	45,241	52,596	48,510

North America	1,314,932	640,941	506,783

Latin America	115,269	95,834	67,377
Europe/Africa	297,209	266,437	230,607
Middle East/Asia	116,626	102,668	82,277

Non-North America	529,104	464,939	380,261

	$1,844,036	$1,105,880	$887,044

     The Company’s expenditures for research and engineering activities are attributable to the Company’s oilfield operations and totaled $129.4 million in 2008, $110.7 million in 2007 and $88.3 million in 2006.
16. Commitments and Contingencies
Leases
     The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $207.7 million, $166.5 million, and $127.1 million in 2008, 2007, and 2006, respectively.
     Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount
2009	$85,472
2010	63,578
2011	46,428
2012	34,381
2013	26,978
2014-2018	75,495
Thereafter	41,943

$374,275

     In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.
Standby Letters of Credit
     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $22 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $217 million of standby letters of credit and bid, performance and surety bonds at December 31, 2008. Management does not expect any material amounts to be drawn on these instruments.
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
17. Quarterly Information (Unaudited)

	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
2008
Revenues	$2,370,998	$2,494,158	$2,849,311	$3,056,371	$10,770,838
Gross profit	781,484	807,452	906,798	933,182	3,428,916
Net income	174,991	183,273	209,843	199,177	767,284
EPS:
Basic	0.87	0.91	1.00	0.91	3.70
Diluted	0.87	0.91	1.00	0.91	3.68

2007
Revenues	$2,107,724	$2,114,373	$2,245,059	$2,297,174	$8,764,330
Gross profit	675,965	696,546	728,906	754,240	2,855,657
Net income	160,158	153,053	166,833	167,007	647,051
EPS:
Basic	0.80	0.76	0.83	0.83	3.23
Diluted	0.80	0.76	0.83	0.83	3.20
18. Subsequent Event (Unaudited)
     In the fourth quarter of 2008, the Company negotiated the disposition of certain non-core operations acquired in connection with the W-H transaction. These operations generated combined revenues of approximately $112 million related to the period between August 25 and December 31, 2008.
     The sales were completed in January 2009 in exchange for cash proceeds of $65 million and potential future consideration under earn-out arrangements. The assets of the divested operations, which approximate $82 million at December 31, 2008, have been included in the accompanying consolidated balance sheet as prepaid expenses and other. The liabilities of the divested operations, which approximate $17 million at December 31, 2008, have been included in the accompanying consolidated balance sheet as other current liabilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2008. Based upon that evaluation, our principal executive and financial officers concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     As discussed in Note 2 to the Consolidated Financial Statements, in August 2008, the Company acquired all of the outstanding equity interests in W-H Energy Services, Inc. (“W-H”). For purposes of evaluating internal controls over financial reporting, we determined that the internal controls of W-H would be excluded from the internal control assessment as of December 31, 2008, due to the timing of the closing of the acquisition. For the year ended December 31, 2008, W-H contributed approximately five percent of total revenues and three percent of net income of the Company.
     Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information for this item is set forth following the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement and is incorporated herein by reference.
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

2.1	-	Agreement and Plan of Merger, dated as of June 3, 2008, among the Company, Whitehall Acquisition Corp. and W-H Energy Services, Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2)of Regulation S-K). Filed as Exhibit 2.01 to the Company’s report on Form 8-K dated June 3, 2008 and incorporated herein by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended on June 4, 2008. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company dated October 22, 2008. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated October 22, 2008 and incorporated herein by reference.

4.1	-	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	-	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	-	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4	-	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.5	-	Form of Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 13, 2001 and incorporated herein by reference.

4.6	-	Form of Senior Note due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated June 12, 2006 and incorporated herein by reference.

10.1+	-	Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 13, 2008 and incorporated herein by reference.

10.2+	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2005. Filed as Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.3+	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.4+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.5+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.6+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2007. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.7+*	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2008.

10.8+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.9+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.10+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2007. Filed as Exhibit 10.10 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.11+*	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2008.

10.12+	-	Director Compensation Summary of Smith International, Inc. effective January 1, 2008. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.13+	-	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.14+*	-	Smith International, Inc. Amended and Restated Post-2004 Supplemental Executive Retirement Plan effective as of January 1, 2008.

10.15+	-	Smith International, Inc. Amended and Restated Executive Officer Annual Incentive Plan effective as of January 1, 2008, dated October 17, 2007. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.16+	-	Employment Agreement dated December 10, 1987 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.17+	-	Employment Agreement effective January 1, 2009 between the Company and Doug Rock. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated December 19, 2008 (filed on December 19, 2008) and incorporated herein by reference.

10.18+	-	Employment Agreement dated December 10, 1987 between the Company and Bryan L. Dudman. Filed as Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.19+*	-	Amended and Restated Employment Agreement dated December 31, 2008 between the Company and Bryan L. Dudman.

10.20+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Douglas L. Rock. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.21+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Loren K. Carroll. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.22+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and Margaret K. Dorman. Filed as Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.23+	-	Change-of-Control Employment Agreement dated January 4, 2000 between the Company and John J. Kennedy. Filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.24+	-	Change-of-Control Employment Agreement dated May 15, 2005 between the Company and Michael Pearce. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated May 15, 2005 and incorporated herein by reference.

10.25+	-	Form of Change-of-Control Employment Agreement as of April 2006. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.26+	-	Form of Change-of-Control Employment Agreement as of December 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated December 19, 2008 (filed on December 23, 2008) and incorporated herein by reference.

10.27+	-	Form of Employment Agreement for Advisors as of April 2006. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated April 25, 2006 and incorporated herein by reference.

10.28+	-	Letter Agreement on Non-Competition between the Company and Loren K. Carroll dated May 9, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.29	-	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.30	-	Credit Agreement dated as of August 20, 2008 among the Company, Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein, and the lenders parties thereto. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated August 19, 2008 and incorporated herein by reference.

10.31+	-	Form of Director Indemnification Agreement as of February 28, 2007. Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

21.1*	-	Subsidiaries of the Company.

23.1*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II
SMITH INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Additions		Deductions
	Balance at	Charged			Balance at
	Beginning of Year	to Expense	Other(a)	Write-offs	End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	$17,278	$9,795	$9,022	$(6,757)	$29,338
Year ended December 31, 2007	16,709	5,082	—	(4,513)	17,278
Year ended December 31, 2006	13,884	7,578	—	(4,753)	16,709

(a)	Amount represents accounts receivable reserves related to acquisitions made by the Company.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH INTERNATIONAL, INC.
February 27, 2009	By:	/s/ John Yearwood
John Yearwood
Chief Executive Officer, President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ Doug Rock (Doug Rock)	Chairman of the Board	February 27, 2009

/s/ John Yearwood (John Yearwood)	Chief Executive Officer, President and Chief Operating Officer (principal executive officer) and Director	February 27, 2009

/s/ Margaret K. Dorman (Margaret K. Dorman)	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 27, 2009

/s/ Loren K. Carroll (Loren K. Carroll)	Director	February 27, 2009

/s/ Dod A. Fraser (Dod A. Fraser)	Director	February 27, 2009

/s/ James R. Gibbs (James R. Gibbs)	Director	February 27, 2009

/s/ Robert Kelley (Robert Kelley)	Director	February 27, 2009

/s/ Luiz Rodolfo Landim Machado (Luiz Rodolfo Landim Machado)	Director	February 27, 2009