Form 10-Q
period 2009-03-31
SMITH INTERNATIONAL INC
filed 2009-05-11
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8514
Smith International, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3822631 (I.R.S. Employer Identification No.)

1310 Rankin Road	77073
Houston, Texas	(Zip Code)
(Address of principal executive offices)
(281) 443-3370
(Registrant’s telephone number, including area code)
16740 East Hardy Road, Houston, Texas 77032
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 219,306,478 shares of common stock outstanding, net of treasury shares held, on May 6, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Oilfield operations	$1,841,737	$1,802,927
Distribution operations	569,742	568,071

Total revenues	2,411,479	2,370,998

Costs and expenses:
Cost of oilfield revenues	1,229,191	1,119,503
Cost of distribution revenues	489,986	470,011
Selling, general and administrative expenses	450,624	402,677

Total costs and expenses	2,169,801	1,992,191

Operating income	241,678	378,807

Interest expense	27,524	16,301
Interest income	(358)	(896)

Income before income taxes and noncontrolling interests	214,512	363,402

Income tax provision	70,318	117,291

Net income	144,194	246,111

Noncontrolling interests in net income of subsidiaries	47,259	71,120

Net income attributable to Smith	$96,935	$174,991

Earnings per share attributable to Smith:
Basic	$0.44	$0.87
Diluted	0.44	0.87

Weighted average shares outstanding:
Basic	219,201	200,808
Diluted	219,603	201,942
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$201,509	$162,508
Receivables, net	2,088,837	2,253,477
Inventories, net	2,291,600	2,367,166
Deferred tax assets, net	83,978	81,834
Prepaid expenses and other	156,692	221,399

Total current assets	4,822,616	5,086,384

Property, plant and equipment, net	1,850,724	1,844,036
Goodwill, net	3,017,086	3,016,425
Other intangible assets, net	624,564	637,450
Other assets	256,152	231,929

Total assets	$10,571,142	$10,816,224

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$365,377	$1,366,296
Accounts payable	771,225	979,000
Accrued payroll costs	147,940	178,040
Income taxes payable	94,895	92,922
Other	190,322	317,174

Total current liabilities	1,569,759	2,933,432

Long-term debt	2,375,720	1,440,525
Deferred tax liabilities	468,968	428,986
Other long-term liabilities	148,317	152,972

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $1 par value; 250,000 shares authorized; 236,919 shares issued in 2009 (236,726 shares issued in 2008)	236,919	236,726
Additional paid-in capital	1,984,901	1,975,102
Retained earnings	2,956,355	2,885,792
Accumulated other comprehensive income (loss)	(44,409)	(73,833)
Less — Treasury securities, at cost; 17,660 common shares in 2009 (17,616 common shares in 2008)	(475,431)	(474,448)

Smith stockholders’ equity	4,658,335	4,549,339
Noncontrolling interests in subsidiaries	1,350,043	1,310,970

Total stockholders’ equity	6,008,378	5,860,309

Total liabilities and stockholders’ equity	$10,571,142	$10,816,224

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$144,194	$246,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,095	52,601
Deferred income tax provision	13,779	(806)
Increase (decrease) in LIFO inventory reserves	(7,622)	3,518
Share-based compensation expense	12,354	10,635
Provision for losses on receivables	5,020	1,438
Foreign currency translation losses (gains)	(9,514)	500
Gain on disposal of property, plant and equipment	(11,653)	(8,232)
Equity earnings, net of dividends received	(2,976)	(6,791)
Changes in operating assets and liabilities:
Receivables	155,004	(163,095)
Inventories	78,109	(107,710)
Accounts payable	(206,066)	117,843
Other current assets and liabilities	(53,614)	11,061
Other non-current assets and liabilities	(10,353)	35

Net cash provided by operating activities	197,757	157,108

Cash flows from investing activities:
Purchases of property, plant and equipment	(97,101)	(74,030)
Proceeds from disposal of property, plant and equipment	22,397	14,374
Proceeds from sale of operations	65,019	—
Acquisitions, net of cash acquired	(7,236)	(3,361)

Net cash used in investing activities	(16,921)	(63,017)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	765
Principal payments of long-term debt	(63,981)	(52,638)
Principal payment of short-term bridge loan	(1,000,000)	—
Net change in short-term borrowings	(423)	(19,863)
Debt issuance costs	(8,099)	—
Settlement of interest rate derivative contract	(33,383)	—
Payment of common stock dividends	(26,290)	(20,067)
Distributions to noncontrolling joint venture partner	(4,000)	(6,000)
Purchases of common stock under Repurchase Program	—	(8,647)
Payments related to long-term incentive awards	(939)	(1,387)
Tax impact of share-based compensation	(2,406)	1,527

Net cash used in financing activities	(139,521)	(106,310)

Effect of exchange rate changes on cash	(2,314)	2,326

Increase (decrease) in cash and cash equivalents	39,001	(9,893)
Cash and cash equivalents at beginning of period	162,508	158,267

Cash and cash equivalents at end of period	$201,509	$148,374

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,554	$13,549
Cash paid for income taxes	57,138	55,832
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2009
(In thousands)

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Interests in	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Securities	Equity	Subsidiaries	Equity
Balance, December 31, 2008	$236,726	$1,975,102	$2,885,792	$(73,833)	$(474,448)	$4,549,339	$1,310,970	$5,860,309
Net income	—	—	96,935	—	—	96,935	47,259	144,194
Changes in fair value of derivatives	—	—	—	38,966	—	38,966	—	38,966
Currency translation adjustments and other	—	—	—	(9,542)	—	(9,542)	(4,186)	(13,728)

Comprehensive income	—	—	96,935	29,424	—	126,359	43,073	169,432
Common stock dividends declared	—	—	(26,372)	—	—	(26,372)	—	(26,372)
Distribution to noncontrolling joint venture partner	—	—	—	—	—	—	(4,000)	(4,000)
Long-term incentive compensation activity	193	9,799	—	—	(983)	9,009	—	9,009

Balance, March 31, 2009	$236,919	$1,984,901	$2,956,355	$(44,409)	$(475,431)	$4,658,335	$1,350,043	$6,008,378

The accompanying notes are an integral part of this consolidated condensed financial statement.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (“Smith” or the “Company”) were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K and other current filings with the Commission. All adjustments that are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.
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
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board. The following standards were adopted by the Company on the specified effective date of January 1, 2009.
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revises the accounting and disclosure requirements for acquisition transactions. SFAS 141(R) differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the Company will be required to estimate contingent assets, liabilities and transaction-related consideration as of the purchase date with future changes in the underlying estimates recognized in the statement of operations. Finally, SFAS 141(R) requires the Company to reflect any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions completed prior to January 1, 2009 as income tax expense rather than an adjustment to goodwill.
The Company implemented SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”) which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of SFAS 160, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated condensed balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.
The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”) which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

2. Employee Severance and Other Costs
During the first quarter of 2009, the Company incurred severance-related costs of approximately $31.0 million associated with a 14 percent reduction in North American personnel levels. The Company also closed certain facilities during the quarter and incurred approximately $1.3 million in related costs. These costs are included within selling, general and administrative expenses in the accompanying consolidated condensed statement of operations. On a reporting segment basis, M-I SWACO, Smith Oilfield and Distribution, recognized charges of $19.3 million, $12.3 million and $0.7 million, respectively.
3. Acquisitions and Dispositions
Acquisitions
From time to time, the Company enters into transactions involving the purchase of a full or partial ownership interest in complementary business operations. No material acquisitions were finalized during the first quarter of 2009.
On August 25, 2008, Smith completed the acquisition of W-H Energy Services, Inc. (“W-H”). The transaction has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the closing date. The following unaudited pro forma supplemental information presents consolidated results of operations as if the W-H acquisition had occurred on January 1, 2008. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combination been in effect at the date indicated or of future results for the combined entities (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Revenues	$2,411,479	$2,671,966

Net income attributable to Smith	$96,935	$194,696

Earnings per share attributable to Smith:
Basic	$0.44	$0.89

Diluted	$0.44	$0.89

Dispositions
During the first quarter of 2009, the Company disposed of certain non-core operations acquired in connection with the W-H transaction. The Company received cash proceeds of $65.0 million and is entitled to future consideration in the event financial metrics established under earn-out arrangements are met. The accompanying consolidated condensed financial statements reflect no gain or loss associated with the sale of these operations.

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

	Three Months Ended
	March 31,
	2009	2008
Net income attributable to Smith	$96,935	$174,991

Weighted average number of common shares outstanding	219,201	200,808

Basic EPS	$0.44	$0.87

Net income attributable to Smith	$96,935	$174,991

Weighted average number of common shares outstanding	219,201	200,808
Dilutive effect of stock options and restricted stock units	402	1,134

	219,603	201,942

Diluted EPS	$0.44	$0.87

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$185,200	$190,790
Work-in-process	170,671	202,019
Finished goods	2,139,953	2,186,203

	2,495,824	2,579,012

Reserves to state certain U.S. inventories (FIFO cost of $1,034,479 and $1,044,345 in 2009 and 2008, respectively) on a LIFO basis	(204,224)	(211,846)

	$2,291,600	$2,367,166

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008
Land and improvements	$74,317	$77,463
Buildings	319,339	322,569
Machinery and equipment	1,070,340	1,048,821
Rental tools	1,329,602	1,292,796

	2,793,598	2,741,649
Less — Accumulated depreciation	(942,874)	(897,613)

	$1,850,724	$1,844,036

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown. Consolidated beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

		Smith
	M-I SWACO	Oilfield	Distribution	Consolidated
Balance as of December 31, 2008	$714,663	$2,250,675	$51,087	$3,016,425
Purchase price and other adjustments	—	661	—	661

Balance as of March 31, 2009	$714,663	$2,251,336	$51,087	$3,017,086

Other Intangible Assets
The components of other intangible assets are as follows:

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$426,772	$59,896	$366,876	$426,772	$52,175	$374,597
Trademarks(a)	205,031	3,920	201,111	205,031	3,764	201,267
License agreements	32,416	18,086	14,330	32,416	17,311	15,105
Non-compete agreements	37,928	24,460	13,468	37,928	23,122	14,806
Customer relationships and contracts	58,438	29,659	28,779	58,438	26,763	31,675

	$760,585	$136,021	$624,564	$760,585	$123,135	$637,450

(a)	Included within the gross carrying amount of trademarks is $195.7 million of indefinite-lived assets.
Intangible amortization expense totaled $12.9 million and $7.5 million for the three months ended March 31, 2009 and 2008, respectively. The weighted average life for other intangible assets subject to amortization, which excludes certain indefinite-lived trademarks, approximates 13 years. Amortization expense is expected to approximate $52 million for fiscal year 2009 and is anticipated to range between $34 million and $48 million per year for the 2010 — 2013 fiscal years.

8. Debt
The following summarizes the Company’s outstanding debt:

	March 31,	December 31,
	2009	2008
Current:
Short-term borrowings	$96,020	$1,096,443
Current portion of long-term debt	269,357	269,853

Short-term borrowings and current portion of long-term debt	$365,377	$1,366,296

Long-Term:
Notes, net of unamortized discounts	$1,493,355	$494,638
Revolving credit facilities	197,000	260,000
Term loans	954,722	955,740

	2,645,077	1,710,378
Less — Current portion of long-term debt	(269,357)	(269,853)

Long-term debt	$2,375,720	$1,440,525

In March 2009, the Company completed a public offering of $300.0 million five-year and $700.0 million ten-year Senior Notes issued under an existing Indenture. Net proceeds of $991.1 million were received in connection with the offering and were used to repay outstanding indebtedness under a $1.0 billion bridge loan facility expiring August 2009. The Senior Notes are unsecured obligations of the Company, carry a combined effective interest rate of 9.44 percent and require semi-annual interest payments.
During the first quarter of 2009, the Company also negotiated a $525.0 million term loan facility with a syndicate of financial institutions. The facility, which expires on June 5, 2009, remained undrawn at March 31, 2009.
Principal payments of long-term debt for the twelve-month periods ending subsequent to March 31, 2010 are as follows:

2011	$468,821
2012	489,055
2013	144,118
2014	299,213
Thereafter	974,513

$2,375,720

9. Derivative Financial Instruments
The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. In an effort to mitigate these risks, the Company enters into derivative financial instruments which are accounted for as fair value or cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company does not enter into derivative instruments for speculative purposes.
For foreign exchange and interest rate derivative instruments that do not qualify as cash flow hedges, realized and unrealized gains and losses are recognized currently through earnings. At March 31, 2009, the Company had outstanding fair value foreign exchange hedge contracts with a notional value of $240.1 million.
For foreign exchange and interest rate derivative instruments that qualify as cash flow hedges, realized and unrealized gains and losses are deferred to accumulated other comprehensive income (loss) (“AOCI”) and recognized in the consolidated statement of operations when the hedged item affects earnings. As of March 31, 2009, the Company had one outstanding interest rate hedge contract with a notional amount of $77.0 million and no outstanding foreign exchange cash flow contracts.

The Company entered into three interest rate contracts and subsequent extensions during fiscal 2008 in anticipation of a planned public debt issuance. At December 31, 2008, unrealized mark-to-market losses of $59.8 million associated with these cash flow hedge transactions were deferred as a component of AOCI. Contract extensions expiring subsequent to December 31, 2008 did not qualify as cash flow hedge transactions resulting in the recognition of a $56.9 million mark-to-market gain in the first quarter of 2009.
The public debt transaction discussed in the above footnote did not include a longer-tenor debt issuance as contemplated in the cash flow hedge transaction and a future transaction of this tenor is probable of not occurring. Accordingly, $59.3 million of the mark-to-market loss previously deferred as a component of AOCI was reclassified into earnings during the first quarter of 2009. Approximately $2.3 million deferred in AOCI related to cash flow foreign exchange and interest rate derivative contracts, or $1.6 million net of taxes and noncontrolling interests, will be reclassified into earnings during the remainder of fiscal 2009.
The following table summarizes the effect of derivative instruments within the unaudited consolidated condensed balance sheet and statement of operations for the three months ended March 31, 2009:

					Gain (Loss)
	Gain (Loss)		Gain (Loss)		Recognized
	Recognized	Location of Gain (Loss)	Reclassified	Location of Gain (Loss)	in Income
Derivatives in SFAS 133	in AOCI	Reclassified from AOCI	from AOCI	Recognized in Income	(Ineffective &
Cash Flow Hedging Relationships	(Effective)	(Effective)	(Effective)	(Ineffective & Excluded)	Excluded)
Interest rate contracts	$(490)	Interest expense	$(642)	Selling, general and administrative expenses	$(76)
Foreign exchange contracts	(1,061)	Cost of oilfield revenues	(1,408)		—

Total	$(1,551)		$(2,050)		$(76)

Derivatives Not Designated as					Gain (Loss)
Hedging Instruments under				Location of Gain (Loss)	Recognized in
SFAS 133				Recognized in Income	Income

Foreign exchange contracts				Selling, general and administrative expenses	$(4,945)
Fair Value Measurement
The fair values of outstanding foreign exchange derivative instruments are determined using composite pricing from published financial market sources whereas the fair values of the outstanding interest rate derivative instruments are determined by obtaining quoted prices in active markets for identical contracts. Both measurement methodologies are classified as Level Two tier under SFAS 157. The recorded fair values of derivative instruments at March 31, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives Designated as Hedging Instruments under SFAS 133 —
Interest rate contracts		$—	Other current liabilities	$(5,598)

Derivatives Not Designated as Hedging Instruments under SFAS 133 —
Foreign exchange contracts(a)	Other current liabilities	3,589	Other current liabilities	(9,860)

Total		$3,589		$(15,458)

(a)	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the accompanying consolidated condensed balance sheet.

10. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the accompanying consolidated condensed balance sheets consist of the following:

	March 31,	December 31,
	2009	2008
Currency translation adjustments	$(33,777)	$(24,235)
Changes in unrealized fair value of derivatives, net	(3,523)	(42,489)
Pension liability adjustments	(7,109)	(7,109)

Accumulated other comprehensive income (loss)	$(44,409)	$(73,833)

11. Long-Term Incentive Compensation
As of March 31, 2009, the Company had outstanding restricted stock units and stock options granted under the Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of March 31, 2009, approximately 1.8 million shares were authorized for future issuance pursuant to the LTIC Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 130 percent of the target units granted, is solely dependent upon financial metrics achieved by the Company in the fiscal year subsequent to the award. Activity under the Company’s restricted stock program for the three-month period ended March 31, 2009 is presented below (in thousands, except per share data):

	Time-Based Awards		Performance-Based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units(b)	Value(a)	Stock Units
Outstanding at December 31, 2008	2,599	$32.57	1,639	$31.60	4,238
Granted	90	20.81	—	—	90
Forfeited	(78)	38.24	(34)	33.60	(112)
Vested	(58)	59.37	—	—	(58)

Outstanding at March 31, 2009	2,553	$31.37	1,605	$31.56	4,158

(a)	Reflects the weighted average grant-date fair value.

(b)	Performance-based units outstanding assume achievement of target-level financial metrics related to the December 2008 grants.
Restrictions on approximately 1.1 million restricted stock units outstanding at March 31, 2009 are expected to lapse and issue during the 2009 fiscal year.
Stock Options
Activity under the Company’s stock option program for the three-month period ended March 31, 2009 is presented below
(in thousands, except per share data):

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2008	1,150	$19.58
Forfeited	(9)	22.82
Exercised	(8)	5.53

Outstanding at March 31, 2009	1,133	$19.65	4.18	$3,985

Exercisable at March 31, 2009	1,129	$19.60	4.17	$3,985

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock unit and stock option awards, was $12.4 million and $10.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.
Assuming achievement of target-level financial metrics for performance-based awards granted in December 2008, unrecognized share-based compensation expense totaled $110.0 million for awards outstanding as of March 31, 2009. After adjusting for taxes and noncontrolling interests, approximately $63.1 million of additional share-based compensation is expected to be recognized over a weighted average period of 2.8 years.
12. Industry Segments and International Operations
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
The following table presents financial information for each reportable segment:

	Three Months Ended March 31,
	2009	2008
Revenues:
M-I SWACO	$1,159,337	$1,228,429
Smith Oilfield	682,400	574,498
Distribution	569,742	568,071

	$2,411,479	$2,370,998

Operating Income:
M-I SWACO	$147,508	$207,798
Smith Oilfield	105,765	163,006
Distribution	15,521	29,884
General corporate	(27,116)	(21,881)

	$241,678	$378,807

The following table presents consolidated revenues by region:

	Three Months Ended March 31,
	2009	2008
United States	$1,089,540	$1,012,679
Canada	192,284	234,425

North America	1,281,824	1,247,104

Latin America	276,107	226,977
Europe/Africa	539,815	596,492
Middle East/Asia	313,733	300,425

Non-North America	1,129,655	1,123,894

	$2,411,479	$2,370,998

13. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $23.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $242.5 million of standby letters of credit and bid, performance and surety bonds at March 31, 2009. Management does not expect any material amounts to be drawn on these instruments.
Insurance
The Company maintains insurance coverage for various aspects of its business and operations. The Company has elected to retain a portion of losses that occur through the use of deductibles and retentions under its insurance programs. Amounts in excess of the self-insured retention levels are fully insured to limits believed appropriate for the Company’s operations. Self-insurance accruals are based on claims filed and an estimate for claims incurred but not reported. While management believes that amounts accrued in the accompanying consolidated condensed financial statements are adequate for expected liabilities arising from the Company’s portion of losses, estimates of these liabilities may change as circumstances develop.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q, the Company’s 2008 Annual Report on Form 10-K and other current filings with the Commission.
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
The Company’s operations are driven principally by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, political actions and uncertainties, environmental concerns, the financial condition of independent E&P companies and the overall level of global economic growth and activity. In addition, approximately five percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with nearly 80 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence 80 percent of current international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 53 percent of the Company’s consolidated revenues were generated in North America during the first quarter of 2009, Smith’s profitability was influenced by business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-fourth of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, approximately 60 percent of the Company’s revenues were generated in markets outside of North America in the first quarter of 2009.
Business Outlook
The Company’s current year results will be influenced by a material reduction in average worldwide drilling activity attributable to the significant economic slowdown and the ongoing weakness in global credit markets. We believe the impact of lower activity levels will be partially offset by the addition of the acquired W-H business lines and the concentration of our oilfield business base in markets outside North America, areas which tend to be more stable from an oil and gas investment standpoint. Near-term activity levels will likely be impacted by the annual spring break-up in Canada, which limits land-based drilling activity in that market during a portion of the second quarter. Seasonal drilling restrictions have resulted in a significant decline in the Canadian rig count from the average level reported for the first quarter of 2009, which will contribute to the reduction in average worldwide drilling activity for the second quarter.
The majority of the rig count decline from the prior year is expected to occur in the United States where drilling activity is currently 50 percent below the average level reported in 2008 and will likely decline further in the coming months. The decrease in U.S. drilling activity is attributable to the lower number of land-based programs, which are generally more sensitive to commodity prices. Customer spending in most international markets, which is primarily driven by oil-directed activities, has not been significantly impacted to date. Although the long-term outlook for the energy sector is favorable due to supply and demand fundamentals, the current state of the world economies could lead to further weakness in exploration and production spending levels — further reducing demand for the Company’s products and services and adversely impacting future results.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, overall demand for and pricing of the Company’s products and services, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, and changes in laws or regulations and other risk factors that are discussed beginning on page 25 of this Form 10-Q, in the Company’s Form 10-K for the fiscal year ended December 31, 2008, and other documents filed with the Securities and Exchange Commission, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Financial Data: (Dollars in thousands)
Revenues:
M-I SWACO	$1,159,337	48	$1,228,429	51
Smith Oilfield	682,400	28	574,498	25
Distribution	569,742	24	568,071	24

Total	$2,411,479	100	$2,370,998	100

Geographic Revenues:
United States:
M-I SWACO	$259,889	11	$306,265	13
Smith Oilfield	397,481	16	309,062	13
Distribution	432,170	18	397,352	17

Total United States	1,089,540	45	1,012,679	43

Canada:
M-I SWACO	40,926	2	46,362	2
Smith Oilfield	37,938	1	47,594	2
Distribution	113,420	5	140,469	6

Total Canada	192,284	8	234,425	10

Non-North America:
M-I SWACO	858,522	36	875,802	37
Smith Oilfield	246,981	10	217,842	9
Distribution	24,152	1	30,250	1

Total Non-North America	1,129,655	47	1,123,894	47

Total Revenues	$2,411,479	100	$2,370,998	100

Operating Income:
M-I SWACO	$147,508	13	$207,798	17
Smith Oilfield	105,765	16	163,006	28
Distribution	15,521	3	29,884	5
General corporate	(27,116)	*	(21,881)	*

Total	$241,678	10	$378,807	16

*	not meaningful

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Market Data:
Average Worldwide Rig Count: (1)
United States	1,347	35	2,009	44
Canada	293	7	446	10
Non-North America	2,228	58	2,142	46

Total	3,868	100	4,597	100

Onshore	3,274	85	4,024	88
Offshore	594	15	573	12

Total	3,868	100	4,597	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$43.31		$97.82
Natural Gas ($/mcf) (3)	4.47		8.74

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.
M-I SWACO
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids control, particle separation, pressure control, rig instrumentation and waste management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately 33 percent of the division’s revenues. Offshore drilling programs, which accounted for 15 percent of the worldwide rig count in the first quarter of 2009, are generally more revenue intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO reported revenues of $1.16 billion for the first quarter of 2009, six percent below the March 2008 period. Approximately 80 percent of the year-on-year revenue decrease related to the Eastern Hemisphere markets — impacted by lower land-based drilling activity in Russia, reduced customer spending in the Caspian and North Sea markets and the strengthening of the U.S. dollar relative to several key European currencies in which a material proportion of the business is transacted. Western Hemisphere revenues declined modestly from the prior year period as lower U.S. onshore business volumes were largely offset by deepwater activity expansion in Latin America.
Operating Income
Operating income for the M-I SWACO segment totaled $147.5 million for the three months ended March 31, 2009 — translating into operating margins of 12.7 percent. Excluding the impact of $19.3 million of severance and facility closure costs included in the March 2009 period, operating income approximated $166.8 million, or 14.4 percent of revenues. Excluding costs incurred in connection with downsizing initiatives, operating margins declined 2.5 percentage points from the prior year period reflecting the impact of reduced business volumes and, to a lesser extent, lower U.S. onshore-related product pricing. On an absolute dollar basis, adjusted operating income was $41.0 million below the prior year’s level — as the impact of lower revenue volumes and product pricing was partially offset by reduced variable-based operating expenses.

Smith Oilfield
Revenues
The Smith Oilfield segment provides three-cone and diamond drill bits, tubulars, borehole enlargement tools, drill motors, directional drilling, measurement-while-drilling, and logging-while-drilling services, as well as completions, coiled tubing, cased-hole wireline and drilling related services. Approximately two-thirds of the segment’s business base is concentrated in North America driven, in part, by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling programs — which drive demand for a wider range of product offerings. For the three months ended March 31, 2009, Smith Oilfield’s revenues totaled $682.4 million, a 19 percent improvement over the comparable prior year period. The reported revenue growth reflects the inclusion of the W-H operations which more than offset the impact of the significant decline in North American drilling activity. Excluding the impact of acquired operations, segment revenues declined 16 percent from the prior year level driven by reduced demand for drill pipe and premium tubular products. Additionally, the revenue performance was influenced by lower drill bit volumes associated with the reduction in North American onshore projects and increased pricing pressure experienced in the U.S. market.
Operating Income
Operating income for the Smith Oilfield segment was $105.8 million for the three months ended March 31, 2009. After excluding severance-related charges incurred in the current year quarter, operating income totaled $118.1 million, or 17.3 percent of revenues. Excluding costs incurred in connection with downsizing initiatives, operating margins declined 11.1 percentage points from the prior year period reflecting the loss of a significant proportion of fixed-cost rental and service offering revenue, a decrease in higher-relative margin drill bit sales and modest pricing erosion. On an absolute dollar basis, adjusted operating income was $44.9 million below the prior year’s level — influenced by reduced business volumes, lower product pricing and the inclusion of incremental operating expenses associated with the W-H business infrastructure.
Distribution
Revenues
The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 96 percent of first quarter 2009 revenues generated in those markets. Moreover, just under one-quarter of the segment’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are impacted by crude oil and natural gas prices. Distribution revenues totaled $569.7 million for the first quarter of 2009, slightly above the prior year period. Increased capital project spending associated with unconventional drilling programs and pipeline expansion projects in the United States offset the impact of lower Canadian drilling and completion activity and reduced U.S. downstream business volumes.
Operating Income
Operating income for the Distribution segment was $15.5 million for the three months ended March 31, 2009 — translating into operating margins of 2.7 percent. After excluding the impact of $0.7 million of severance costs included in the March 2009 period, operating income approximated $16.2 million, or 2.8 percent of revenues. Excluding costs incurred in connection with downsizing initiatives, operating margins declined 2.5 percentage points from the prior year period influenced by growth in line pipe sales, which carry lower comparable margins, and decreased product pricing. On an absolute dollar basis, adjusted operating income was $13.7 million below the prior year’s level as the impact of the unfavorable business mix and lower pricing was partially offset by reduced variable-based operating expenses.

Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Revenues	$2,411,479	100	$2,370,998	100

Gross profit	692,302	29	781,484	33
Selling, general and administrative expenses	450,624	19	402,677	17

Operating income	241,678	10	378,807	16
Interest expense	27,524	1	16,301	1
Interest income	(358)	—	(896)	—

Income before income taxes and noncontrolling interests	214,512	9	363,402	15
Income tax provision	70,318	3	117,291	5
Noncontrolling interests in net income of subsidiaries	47,259	2	71,120	3

Net income attributable to Smith	$96,935	4	$174,991	7

Consolidated revenues totaled $2.41 billion for the three months ended March 31, 2009, representing a two percent increase over amounts reported in the prior year quarter. Excluding the impact of incremental revenues associated with the W-H transaction, base-business levels declined seven percent from the year-ago quarter. The base-business performance reflects the sharp reduction in North American activity that resulted in decreased demand for drill pipe and premium tubular products, reduced drill bit sales volumes and, to a lesser extent, lower pricing across various product and service offerings.
Gross profit was $692.3 million for the first quarter of 2009, reflecting an 11 percent reduction from the prior year’s results. Gross margins decreased 4.3 percentage points from the year-ago period influenced by reduced revenue volumes and, to a lesser extent, lower product and service pricing. On an absolute dollar basis, gross profit was $89.2 million below the prior year’s level evidencing a significant decline in revenue volumes without a comparable reduction in associated costs, an unfavorable shift in the sales mix towards lower relative-margin offerings and reduced product pricing.
Selling, general and administrative expenses totaled $450.6 million, a 12 percent increase over the amounts reported in the prior year quarter. Excluding the impact of $32.3 million of severance and facility closure costs included in the March 2009 period, operating expenses increased $15.6 million over the prior year quarter. Incremental costs associated with the W-H sales and administrative functions were partially offset by lower variable-based expenses associated with the reduced business volumes.
Net interest expense, which represents interest expense less interest income, equaled $27.2 million in the first quarter of 2009. The $11.8 million year-over-year reported increase in net interest reflects borrowings required to fund the W-H acquisition. The substantial decline in short-term Eurodollar interest rates experienced during the March 2009 quarter partially offset the impact of the incremental borrowings on interest expense.
The effective tax rate for the March 2009 quarter approximated 32.8 percent, approximately 50 basis points above the prior year level. The unfavorable comparison to the prior year quarter is primarily attributable to the W-H acquisition which resulted in a shift in the geographic mix of earnings towards a higher relative-rate tax jurisdiction. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the noncontrolling interest partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the minority partner’s share of U.S. partnership earnings but excludes the related tax provision.

Noncontrolling interests reflect the portion of the results of majority-owned operations that are applicable to noncontrolling ownership interests. Noncontrolling interests totaled $47.3 million for the March 2009 quarter, $23.9 million below the amount reported in the prior year period — primarily associated with a decline in profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At March 31, 2009, cash and cash equivalents equaled $201.5 million. During the first three months of 2009, the Company generated $197.8 million of cash flows from operations. The amount was above the prior-year period as reduced year-on-year profitability levels related to the sharp downturn in drilling activity were offset by lower required working capital investment.
Cash flows used in investing activities for the March 2009 period totaled $16.9 million — $46.1 million below the prior year quarter. The decrease from the prior year period reflects the sale of certain non-core businesses acquired in connection with the W-H transaction. Excluding the impact of these divestitures, cash flows used in investing activities rose $18.9 million from the prior year, reflecting routine additions of equipment and rental tools to support market expansion and maintain the existing capital equipment base. The Company invested $74.7 million in property, plant and equipment during the first three months of 2009, after taking into consideration cash proceeds arising from certain asset disposals.
Projected net capital expenditures for 2009 are expected to total $300 million, approximately $70 million below the spending levels reported in the prior fiscal year. A significant portion of the planned capital investment relates to rental tool additions for our recently acquired directional drilling operations to support geographic expansion efforts outside the United States.
Cash flows used in financing activities totaled $139.5 million for the three months ended March 31, 2009, $33.2 million above the prior year quarter. The Company’s operating cash flow performance enabled the funding of investing activities, $30.3 million of combined common stock dividend and noncontrolling joint venture partner distributions and other financing-related outflows, while still having sufficient capacity to repay $64.4 million of outstanding borrowings under various loan agreements.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of March 31, 2009, the Company had $197.0 million drawn and $4.5 million of letters of credit issued under various U.S. revolving credit facilities, resulting in $233.5 million of capacity available for future operating or investing needs. Revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs, had available borrowing capacity of $118.9 million as of March 31, 2009. Additionally, the Company negotiated a $525.0 million term loan facility with a syndicate of financial institutions during the first quarter of 2009. The facility, which expires on June 5, 2009, was undrawn at the end of the quarter.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets as evidenced by the recent $1.0 billion public debt issuance. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of March 31, 2009, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes internally-generated cash flow combined with capacity available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
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
The Company’s Board of Directors has authorized a share repurchase program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. No shares were repurchased during the first quarter of 2009, accordingly the Company had 15.2 million shares remaining under the current authorization as of March 31, 2009. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.
Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $23.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $242.5 million of standby letters of credit and bid, performance and surety bonds at March 31, 2009. Management does not expect any material amounts to be drawn on these instruments.
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
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2008 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management’s most significant judgments and estimates. There have been no material changes in these critical accounting policies.

Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board. The following standards were adopted by the Company on the specified effective date of January 1, 2009.
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revises the accounting and disclosure requirements for acquisition transactions. SFAS 141(R) differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the Company will be required to estimate contingent assets, liabilities and transaction-related consideration as of the purchase date with future changes in the underlying estimates recognized in the statement of operations. Finally, SFAS 141(R) requires the Company to reflect any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions completed prior to January 1, 2009 as income tax expense rather than an adjustment to goodwill.
The Company implemented SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”) which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of SFAS 160, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated condensed balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.
The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”) which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. During the reporting period, no events or transactions other than discussed below have occurred which would materially change the information disclosed in the Company’s 2008 Annual Report on Form 10-K.
The Company’s exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. Due to the refinancing of a bridge loan with a fixed-rate public debt issuance during the first quarter of 2009, 57 percent of the Company’s total debt carried a fixed interest rate as of March 31, 2009 which compares to 20 percent as of December 31, 2008. Management believes that it will be able to manage its remaining exposure to variable-rate debt instruments, if required, with interest rate contracts. Accordingly, significant interest rate changes are not expected to have a material near-term impact on the Company’s future earnings or cash flows.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2009. Based upon that evaluation, our principal executive and financial officers concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
The risk factors discussed below update the Risk Factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2008.
The significant deterioration in the global business environment and related factors could adversely impact our financial condition and results of operations.
     The deterioration in the global business environment has led to a significant reduction in commodity prices, which has contributed to lower cash flow generation for exploration and production companies. In addition, a reduction in the availability and increased cost of financing has had a significant impact on a number of our customers. These factors could contribute to a material decline in our customers’ spending levels which may continue or accelerate. A continued reduction in the level of future investment could have a material adverse effect on our results of operations, financial position and cash flows.
     Moreover, if the business environment experiences a significant deterioration from current levels, we may be required to record a goodwill impairment loss, which could have a material adverse effect on our results of operations and our compliance with applicable debt covenants.
The current financial and credit market environment may limit our ability to expand our business through acquisitions.
     The current state of the global financial and credit markets has at times limited availability of financing and has increased its cost when available. Any inability to access the credit and capital markets could limit our ability to make significant business acquisitions, including transactions under the applicable provisions of our joint venture agreements in which the partners may offer to sell us their ownership interests in the joint ventures. In addition, we may need waivers of applicable debt covenants or be required to issue equity securities, resulting in dilution to our existing stockholders, or sell assets. Our ability to access the debt and/or equity capital markets may be restricted or limited at such time, which could have an impact on our flexibility to pursue these opportunities. The failure to pursue these opportunities, or the consequences of seeking waivers, issuing equity or selling assets could have a material adverse effect on our future results of operations, financial position and cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Board of Directors has approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the first quarter of 2009, the Company did not repurchase any shares of common stock under the program. Prior to January 1, 2009, the Company has repurchased 4.8 million shares at an average cost of $43.61 per share under the program. The acquired shares have been added to the Company’s treasury stock holdings.
A summary of the Company’s repurchase activity for the three months ended March 31, 2009 is as follows:

			Total Number of	Number of Shares
	Total Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program
January 1 — January 31	—	$—	—	15,158,913
February 1 — February 29	—	—	—	15,158,913
March 1 — March 31	—	—	—	15,158,913

1st Quarter 2009	—	$—	—	15,158,913
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

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated October 22, 2008 and incorporated herein by reference.

4.1	-	First Supplemental Indenture dated as of March 19, 2009, between Smith International, Inc. and the Bank of New York Mellon, as Trustee, with respect to the issuance of the 8.625% Senior Notes due 2014 and the 9.750% Senior Notes due 2019. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated March 16, 2009 and incorporated herein by reference.

4.2	-	8.625% Senior Note due 2014. Filed as Exhibit 4.2 to the Company’s report on Form 8-K dated March 16, 2009 and incorporated herein by reference.

4.3	-	9.750% Senior Notes due 2019. Filed as Exhibit 4.3 to the Company’s report on Form 8-K dated March 16, 2009 and incorporated herein by reference.

10.1	-	First Amendment, dated March 3, 2009, among Smith International, Inc. Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein and the lender parties thereto. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated March 3, 2009 and incorporated herein by reference.

10.2	-	Third Amendment, dated March 3, 2009, among Smith International, Inc., M-I L.L.C., Comerica Bank, as administrative agent, the other agents named therein, and the lender parties thereto. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated March 3, 2009 and incorporated herein by reference.

10.3	-	Credit Agreement, dated as of March 9, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Calyon New York Branch, as syndication agent, Wells Fargo Banks, N.A., as senior managing agent, and DNB NOR Bank ASA and Calyon New York Branch as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated March 3, 2009 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: May 8, 2009	/s/ John Yearwood
John Yearwood
Chief Executive Officer, President and Chief Operating Officer

Date: May 8, 2009	/s/ Margaret K. Dorman
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

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated October 22, 2008 and incorporated herein by reference.

4.1	-	First Supplemental Indenture dated as of March 19, 2009, between Smith International, Inc. and the Bank of New York Mellon, as Trustee, with respect to the issuance of the 8.625% Senior Notes due 2014 and the 9.750% Senior Notes due 2019. Filed as Exhibit 4.1 to the Company’s report on Form 8-K dated March 16, 2009 and incorporated herein by reference.

4.2	-	8.625% Senior Note due 2014. Filed as Exhibit 4.2 to the Company’s report on Form 8-K dated March 16, 2009 and incorporated herein by reference.

4.3	-	9.750% Senior Notes due 2019. Filed as Exhibit 4.3 to the Company’s report on Form 8-K dated March 16, 2009 and incorporated herein by reference.

10.1	-	First Amendment, dated March 3, 2009, among Smith International, Inc. Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein and the lender parties thereto. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated March 3, 2009 and incorporated herein by reference.

10.2	-	Third Amendment, dated March 3, 2009, among Smith International, Inc., M-I L.L.C., Comerica Bank, as administrative agent, the other agents named therein, and the lender parties thereto. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated March 3, 2009 and incorporated herein by reference.

10.3	-	Credit Agreement, dated as of March 9, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Calyon New York Branch, as syndication agent, Wells Fargo Banks, N.A., as senior managing agent, and DNB NOR Bank ASA and Calyon New York Branch as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated March 3, 2009 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.