Form 10-Q
period 2009-06-30
SMITH INTERNATIONAL INC
filed 2009-08-07
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8514
Smith International, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3822631 (I.R.S. Employer Identification No.)

1310 Rankin Road Houston, Texas (Address of principal executive offices)	77073 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 220,536,730 shares of common stock outstanding, net of treasury shares held, on August 5, 2009.

INDEX

Page
No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS For the Three Months and Six Months ended June 30, 2009 and 2008	3

CONSOLIDATED CONDENSED BALANCE SHEETS As of June 30, 2009 and December 31, 2008	4

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS For the Six Months ended June 30, 2009 and 2008	5

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME For the Six Months ended June 30, 2009 and 2008	6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION

Items 1 - 1A	26

Items 2 - 5	27-28

Item 6	28

SIGNATURES	29

EXHIBIT INDEX	30
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Oilfield operations	$1,533,483	$1,878,570	$3,375,220	$3,681,497
Distribution operations	410,806	615,588	980,548	1,183,659

Total revenues	1,944,289	2,494,158	4,355,768	4,865,156

Costs and expenses:
Cost of oilfield revenues	1,052,644	1,178,365	2,281,835	2,297,868
Cost of distribution revenues	362,615	508,341	852,601	978,352
Selling, general and administrative expenses	395,726	417,685	846,350	820,362

Total costs and expenses	1,810,985	2,104,391	3,980,786	4,096,582

Operating income	133,304	389,767	374,982	768,574

Interest expense	42,803	16,244	70,327	32,545
Interest income	(729)	(752)	(1,087)	(1,648)

Income before income taxes and noncontrolling interests	91,230	374,275	305,742	737,677

Income tax provision	27,957	121,555	98,275	238,846

Net income	63,273	252,720	207,467	498,831

Noncontrolling interests in net income of subsidiaries	38,887	69,447	86,146	140,567

Net income attributable to Smith	$24,386	$183,273	$121,321	$358,264

Earnings per share attributable to Smith:
Basic	$0.11	$0.91	$0.55	$1.78
Diluted	0.11	0.91	0.55	1.77

Weighted average shares outstanding:
Basic	219,307	200,938	219,254	200,873
Diluted	220,245	202,284	219,925	202,169
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$224,184	$162,508
Receivables, net	1,740,161	2,253,477
Inventories, net	2,120,929	2,367,166
Deferred tax assets, net	78,545	81,834
Prepaid expenses and other	162,585	221,399

Total current assets	4,326,404	5,086,384

Property, plant and equipment, net	1,866,301	1,844,036

Goodwill, net	3,020,236	3,016,425

Other intangible assets, net	613,350	637,450

Other assets	282,352	231,929

Total assets	$10,108,643	$10,816,224

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$404,885	$1,366,296
Accounts payable	598,924	979,000
Accrued payroll costs	145,082	178,040
Income taxes payable	22,615	92,922
Other	221,686	317,174

Total current liabilities	1,393,192	2,933,432

Long-term debt	2,051,474	1,440,525

Deferred tax liabilities	462,347	428,986

Other long-term liabilities	151,386	152,972

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $1 par value; 250,000 shares authorized; 236,995 shares issued in 2009 (236,726 shares issued in 2008)	236,995	236,726
Additional paid-in capital	1,998,460	1,975,102
Retained earnings	2,954,423	2,885,792
Accumulated other comprehensive income (loss)	(6,807)	(73,833)
Less – Treasury securities, at cost; 17,662 common shares in 2009 (17,616 common shares in 2008)	(475,492)	(474,448)

Smith stockholders’ equity	4,707,579	4,549,339
Noncontrolling interests in subsidiaries	1,342,665	1,310,970

Total stockholders’ equity	6,050,244	5,860,309

Total liabilities and stockholders’ equity	$10,108,643	$10,816,224

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$207,467	$498,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,807	104,419
Deferred income tax provision	8,286	(5,108)
Increase in LIFO inventory reserves	4,969	28,909
Share-based compensation expense	23,139	20,868
Provision for losses on receivables	7,346	1,908
Foreign currency translation gains	(5,611)	(846)
Gain on disposal of property, plant and equipment	(22,364)	(16,658)
Equity earnings, net of dividends received	(6,549)	(10,686)
Changes in operating assets and liabilities:
Receivables	518,720	(188,565)
Inventories	266,775	(283,281)
Accounts payable	(384,502)	160,275
Other current assets and liabilities	(117,778)	(38,922)
Other non-current assets and liabilities	(31,451)	(8,380)

Net cash provided by operating activities	651,254	262,764

Cash flows from investing activities:
Purchases of property, plant and equipment	(169,730)	(163,004)
Proceeds from disposal of property, plant and equipment	38,701	26,190
Proceeds from sale of operations	65,019	—
Acquisitions, net of cash acquired	(14,268)	(27,937)

Net cash used in investing activities	(80,278)	(164,751)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	26,812
Principal payments of long-term debt	(340,352)	(67,974)
Principal payment of short-term bridge loan	(1,000,000)	—
Net change in short-term borrowings	(8,790)	(18,130)
Debt issuance costs	(9,855)	—
Settlement of interest rate derivative contract	(33,383)	—
Payment of common stock dividends	(52,598)	(44,163)
Distributions to noncontrolling joint venture partner	(64,000)	(14,747)
Purchases of common stock under Repurchase Program	—	(8,647)
Proceeds (payments) related to long-term incentive awards	(531)	1,845
Tax impact of share-based compensation	(2,406)	7,591

Net cash used in financing activities	(511,915)	(117,413)

Effect of exchange rate changes on cash	2,615	2,636

Increase (decrease) in cash and cash equivalents	61,676	(16,764)
Cash and cash equivalents at beginning of period	162,508	158,267

Cash and cash equivalents at end of period	$224,184	$141,503

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,526	$32,378
Cash paid for income taxes	173,603	228,659
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2009 and 2008
(In thousands)

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Interests in	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Securities	Equity	Subsidiaries	Equity
Balance, December 31, 2008	$236,726	$1,975,102	$2,885,792	$(73,833)	$(474,448)	$4,549,339	$1,310,970	$5,860,309
Net income	—	—	121,321	—	—	121,321	86,146	207,467
Changes in fair value of derivatives	—	—	—	39,676	—	39,676	—	39,676
Currency translation adjustments and other	—	—	—	27,350	—	27,350	9,549	36,899

Comprehensive income	—	—	121,321	67,026	—	188,347	95,695	284,042
Common stock dividends declared	—	—	(52,690)	—	—	(52,690)	—	(52,690)
Distributions to noncontrolling joint venture partner	—	—	—	—	—	—	(64,000)	(64,000)
Long-term incentive compensation activity	269	23,358	—	—	(1,044)	22,583	—	22,583

Balance, June 30, 2009	$236,995	$1,998,460	$2,954,423	$(6,807)	$(475,492)	$4,707,579	$1,342,665	$6,050,244

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Interests in	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Securities	Equity	Subsidiaries	Equity
Balance, December 31, 2007	$217,586	$533,429	$2,219,224	$67,840	$(443,182)	$2,594,897	$1,130,773	$3,725,670
Net income	—	—	358,264	—	—	358,264	140,567	498,831
Changes in fair value of derivatives	—	—	—	(801)	—	(801)	—	(801)
Currency translation adjustments and other	—	—	—	12,028	—	12,028	2,081	14,109

Comprehensive income	—	—	358,264	11,227	—	369,491	142,648	512,139
Purchases of common stock under Repurchase Program	—	—	—	—	(8,647)	(8,647)	—	(8,647)
Common stock dividends declared	—	—	(48,221)	—	—	(48,221)	—	(48,221)
Distributions to noncontrolling joint venture partner	—	—	—	—	—	—	(14,747)	(14,747)
Long-term incentive compensation activity	626	38,027	—	—	(6,596)	32,057	—	32,057

Balance, June 30, 2008	$218,212	$571,456	$2,529,267	$79,067	$(458,425)	$2,939,577	$1,258,674	$4,198,251

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
Management is also required to consider material events that occur after the date, but prior to the issuance, of the financial statements and evaluate whether such events require modification to the reported results or footnote disclosures. Our subsequent event review has been conducted through August 7, 2009, immediately prior to the filing of the financial statements with the Commission.
Management believes the consolidated condensed financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated. The results of operations for the interim period presented may not be indicative of results which may be reported on a fiscal year basis.
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”). The following standards were adopted by the Company on the specified effective date.
During the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revises the accounting and disclosure requirements for acquisition transactions. SFAS 141(R) differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the Company will be required to estimate contingent assets, liabilities and transaction-related consideration as of the purchase date with future changes in the underlying estimates recognized in the statement of operations. Finally, SFAS 141(R) requires the Company to reflect any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions completed prior to January 1, 2009 as income tax expense rather than an adjustment to goodwill.
During the first quarter of 2009, the Company implemented SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”) which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of SFAS 160, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated condensed balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.

During the first quarter of 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.
During the second quarter of 2009, the Company adopted FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosure about Fair Value of Financial Instruments” which requires additional fair value disclosure with respect to financial instruments in our interim financial statements.
During the second quarter of 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events” which requires the disclosure of specifics related to the Company’s subsequent review, including the date through which such review was completed.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.
2. Employee Severance and Other Costs
Due to the significant deterioration in North American drilling activity, the Company has undertaken a number of cost reduction initiatives during the first six months of 2009. These measures included personnel reductions and, to a lesser extent, the closing of certain manufacturing and production facilities. The Company has reduced its global workforce by 11 percent from December 31, 2008, primarily associated with a 22 percent reduction in U.S. personnel levels. In connection with these activities, the Company incurred costs of approximately $13.0 million and $45.3 million, respectively, for the three-month and six-month periods ended June 30, 2009.
3. Acquisitions and Dispositions
Acquisitions
From time to time, the Company enters into transactions involving the purchase of a full or partial ownership interest in complementary business operations. No material acquisitions were completed during the first six months of 2009.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$1,944,289	$2,841,095	$4,355,768	$5,513,061

Net income attributable to Smith	$24,386	$208,258	$121,321	$402,954

Earnings per share attributable to Smith:
Basic	$0.11	$0.95	$0.55	$1.84

Diluted	$0.11	$0.95	$0.55	$1.83

Dispositions
During the first six months of 2009, the Company disposed of certain non-core operations acquired in connection with the W-H transaction. The Company received cash proceeds of $65.0 million and is entitled to future consideration in the event financial metrics established under earn-out arrangements are met. The accompanying consolidated condensed financial statements reflect no gain or loss associated with the sale of these operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income attributable to Smith	$24,386	$183,273	$121,321	$358,264

Weighted average number of common shares outstanding	219,307	200,938	219,254	200,873

Basic EPS	$0.11	$0.91	$0.55	$1.78

Net income attributable to Smith	$24,386	$183,273	$121,321	$358,264

Weighted average number of common shares outstanding	219,307	200,938	219,254	200,873
Dilutive effect of stock options and restricted stock units	938	1,346	671	1,296

	220,245	202,284	219,925	202,169

Diluted EPS	$0.11	$0.91	$0.55	$1.77

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$180,743	$190,790
Work-in-process	174,220	202,019
Finished goods	1,982,781	2,186,203

	2,337,744	2,579,012
Reserves to state certain U.S. inventories (FIFO cost of $983,203 and $1,044,345 in 2009 and 2008, respectively) on a LIFO basis	(216,815)	(211,846)

	$2,120,929	$2,367,166

For the six months ended June 30, 2009, the Company recorded additional LIFO reserves of $5.0 million, primarily related to modest cost inflation experienced in the oilfield manufacturing operations which resulted in the revaluation of on-hand inventories to current unit cost standards. To a lesser extent, the higher cost of steel and alloy products purchased in the Distribution segment contributed to the increase in LIFO reserves.
6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30,	December 31,
	2009	2008
Land and improvements	$78,679	$77,463
Buildings	334,371	322,569
Machinery and equipment	1,107,760	1,048,821
Rental tools	1,370,136	1,292,796

	2,890,946	2,741,649
Less – Accumulated depreciation	(1,024,645)	(897,613)

	$1,866,301	$1,844,036

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown. Consolidated beginning and ending goodwill balances are presented net of accumulated amortization of $53.6 million.

		Smith
	M-I SWACO	Oilfield	Distribution	Consolidated
Balance as of December 31, 2008	$714,663	$2,250,675	$51,087	$3,016,425
Purchase price and other adjustments	—	3,811	—	3,811
Transfer between segments	10,320	(10,320)	—	—

Balance as of June 30, 2009	$724,983	$2,244,166	$51,087	$3,020,236

Other Intangible Assets
The components of other intangible assets are as follows:

	June 30, 2009			December 31, 2008
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$427,066	$67,631	$359,435	$426,772	$52,175	$374,597
Trademarks(a)	205,031	4,077	200,954	205,031	3,764	201,267
License agreements	33,857	18,863	14,994	32,416	17,311	15,105
Non-compete agreements	37,928	25,845	12,083	37,928	23,122	14,806
Customer relationships and contracts	58,438	32,554	25,884	58,438	26,763	31,675

	$762,320	$148,970	$613,350	$760,585	$123,135	$637,450

(a)	Included within the gross carrying amount of trademarks is $195.7 million of indefinite-lived assets.
Intangible amortization expense totaled $12.9 million and $5.9 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $25.8 million and $13.3 million for the six-month periods ended June 30, 2009 and 2008, respectively. The weighted average life for other intangible assets subject to amortization, which excludes certain indefinite-lived trademarks, approximates 13 years. Intangible amortization expense is expected to approximate $51 million for fiscal year 2009, $48 million for fiscal year 2010 and is anticipated to range between $34 million and $41 million per year for the 2011 – 2013 fiscal years.
8. Debt
The following summarizes the Company’s outstanding debt:

	June 30,	December 31,
	2009	2008
Current:
Short-term borrowings	$87,653	$1,096,443
Current portion of long-term debt	317,232	269,853

Short-term borrowings and current portion of long-term debt	$404,885	$1,366,296

Long-Term:
Notes, net of unamortized discounts	$1,493,450	$494,638
Revolving credit facilities	45,000	260,000
Term loans	830,256	955,740

	2,368,706	1,710,378
Less – Current portion of long-term debt	(317,232)	(269,853)

Long-term debt	$2,051,474	$1,440,525

During the first quarter of 2009, the Company completed a public offering of $300.0 million five-year and $700.0 million ten-year Senior Notes issued under an existing Indenture. Net proceeds of $991.1 million were received in connection with the offering and were used to repay outstanding indebtedness under a $1.0 billion bridge loan facility expiring August 2009. The Senior Notes are unsecured obligations of the Company, carry a combined effective interest rate of 9.44 percent and require semi-annual interest payments.
In March 2009, the Company also entered into a $525.0 million term loan facility with a syndicate of financial institutions (the “Lenders”) which remained undrawn at June 30, 2009. Subsequent to quarter-end, the Company requested termination of the term loan facility and entered into a new $375.0 million unsecured revolving credit facility with the Lenders. The revolving credit agreement allows for the election of interest at a base rate, or a Eurodollar rate of LIBOR plus 250 basis points, and requires the payment of a quarterly commitment fee of 32.5 basis points on the unutilized portion of the facility. The credit agreement, which contains a debt-to-total capitalization limitation and other customary covenants, expires on July 23, 2010.
Principal payments of long-term debt for the twelve-month periods ending subsequent to June 30, 2010 are as follows:

2011	$274,711
2012	491,972
2013	11,007
2014	299,262
Thereafter	974,522

$2,051,474

The Company was in compliance with its loan covenants under the various loan indentures, as amended, at June 30, 2009.
9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the accompanying consolidated condensed balance sheets consist of the following:

	June 30,	December 31,
	2009	2008
Currency translation adjustments	$3,023	$(24,235)
Changes in unrealized fair value of derivatives, net	(2,813)	(42,489)
Pension liability adjustments	(7,017)	(7,109)

Accumulated other comprehensive income (loss)	$(6,807)	$(73,833)

10. Financial Instruments
Foreign Exchange and Interest Rate Derivative Instruments
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
For foreign exchange and interest rate derivative instruments that do not qualify as cash flow hedges, realized and unrealized gains and losses are recognized currently through earnings. Non-cash flow foreign exchange hedge contracts with a notional amount of $103.9 million were outstanding at June 30, 2009.
For foreign exchange and interest rate derivative instruments that qualify as cash flow hedges, realized and unrealized gains and losses are deferred to accumulated other comprehensive income (loss) (“AOCI”) and recognized in the consolidated statement of operations when the hedged item affects earnings. As of June 30, 2009, the Company had one outstanding interest rate cash flow hedge contract with a notional amount of $77.0 million and no outstanding foreign exchange cash flow hedge contracts.

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
The 2009 public debt transaction did not include a longer-tenor debt issuance as contemplated in the cash flow hedge transaction and a future transaction of this tenor is probable of not occurring. Accordingly, $59.3 million of the mark-to-market loss previously deferred as a component of AOCI was reclassified into earnings during the first quarter of 2009 offsetting the $56.9 million mark-to-market gain discussed above. Approximately $2.2 million of losses deferred in AOCI related to cash flow foreign exchange and interest rate derivative contracts, or $1.0 million net of taxes and noncontrolling interests, will be reclassified into earnings during the remainder of fiscal 2009.
In addition to the $2.4 million net mark-to-market interest rate derivative loss included in the first quarter of 2009, the Company has recognized $3.8 million and $10.9 million of derivative contract losses in the consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2009. The following table provides required information with respect to the classification and loss amounts recognized in income as well as the derivative-related contract losses deferred in AOCI during the 2009 periods shown:

Derivatives Designated	Gain (Loss)		Location of	Gain (Loss)		Location of Gain (Loss)	Gain (Loss)
as Cash Flow Hedging	Recognized		Gain (Loss) Reclassified	Reclassified from		Recognized in Income	Recognized in Income
Instruments under SFAS 133 -	in AOCI		from AOCI to Income	AOCI to Income		(Ineffective)	(Ineffective)
	Three	Six		Three	Six		Three	Six
	Months	Months		Months	Months		Months	Months
Interest rate contracts	$(464)	$(954)	Interest expense	$(725)	$(1,367)	Selling, general and administrative expenses	$—	$(76)
Foreign exchange Contracts	—	(1,061)	Cost of oilfield revenues	(908)	(2,316)		—	—

Total	$(464)	$(2,015)		$(1,633)	$(3,683)		$—	$(76)

Derivatives Not Designated
as Hedging Instruments	Location of Gain (Loss)	Gain (Loss)
under SFAS 133 –	Recognized in Income	Recognized in Income
		Three	Six
		Months	Months
Foreign exchange contracts	Selling, general and administrative expenses	$(2,216)	$(7,161)

Fair Value Measurement
The fair value of outstanding foreign exchange derivative instruments is determined using composite pricing from published financial market sources whereas the fair value of the outstanding interest rate derivative instruments is determined by obtaining quoted prices in active markets for identical contracts. Both measurement methodologies are classified as Level Two tier under SFAS 157. The recorded fair value of derivative instruments at June 30, 2009 is as follows:

	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives Designated as Hedging Instruments under SFAS 133 –
Interest rate contracts		$—	Other current liabilities	$(5,373)
Foreign exchange contracts	Prepaid expenses and other	12		—

Derivatives Not Designated as Hedging Instruments under SFAS 133 –
Foreign exchange contracts	Prepaid expenses and other	8,061	Other current liabilities	(8,029)

Total		$8,073		$(13,402)

The fair value of outstanding long-term debt instruments is determined using quoted prices for identical debt instruments, which is classified as a Level Two tier measurement methodology under SFAS 157. At June 30, 2009, the fair value of long-term debt instruments approximated $2.44 billion and the recorded value totaled $2.37 billion. The fair and recorded values of long-term debt instruments totaled $1.63 billion and $1.71 billion, respectively, at December 31, 2008.
The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the nature of these instruments.
11. Long-Term Incentive Compensation
As of June 30, 2009, the Company had outstanding restricted stock units and stock options granted under the Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of June 30, 2009, approximately 1.9 million shares were authorized for future issuance pursuant to the LTIC Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 130 percent of the target units granted, is solely dependent upon financial metrics achieved by the Company in the fiscal year subsequent to the award. Activity under the Company’s restricted stock program for the six-month period ended June 30, 2009 is presented below (in thousands, except per share data):

	Time-Based Awards		Performance-Based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units(b)	Value(a)	Stock Units
Outstanding at December 31, 2008	2,599	$32.57	1,639	$31.60	4,238
Granted	145	21.64	—	—	145
Forfeited	(155)	35.70	(60)	31.64	(215)
Vested	(58)	59.29	—	—	(58)

Outstanding at June 30, 2009	2,531	$31.14	1,579	$31.58	4,110

(a)	Reflects the weighted average grant-date fair value.

(b)	Performance-based units outstanding assume achievement of target-level financial metrics related to the December 2008 grants.
Restrictions on approximately 1.1 million restricted stock units outstanding at June 30, 2009 are expected to lapse and issue during the 2009 fiscal year.
Stock Options
Activity under the Company’s stock option program for the six-month period ended June 30, 2009 is presented below (in thousands, except per share data):

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2008	1,150	$19.58
Forfeited	(9)	23.26
Exercised	(35)	14.88

Outstanding at June 30, 2009	1,106	$19.69	3.93	$7,498

Exercisable at June 30, 2009	1,104	$19.65	3.93	$7,498
Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock unit and stock option awards, was $10.8 million and $10.2 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $23.1 million and $20.9 million for each of the six-month periods ended June 30, 2009 and 2008, respectively.

Assuming achievement of target-level financial metrics for performance-based awards granted in December 2008, unrecognized share-based compensation expense totaled $99.3 million for awards outstanding as of June 30, 2009. After adjusting for taxes and noncontrolling interests, approximately $57.9 million of additional share-based compensation is expected to be recognized over a weighted average period of 2.6 years.
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
The following table presents financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
M-I SWACO	$1,013,016	$1,285,754	$2,172,353	$2,514,183
Smith Oilfield	520,467	592,816	1,202,867	1,167,314
Distribution	410,806	615,588	980,548	1,183,659

	$1,944,289	$2,494,158	$4,355,768	$4,865,156

Operating Income:
M-I SWACO	$121,325	$212,294	$268,833	$420,092
Smith Oilfield	47,622	162,864	153,387	325,870
Distribution	(9,799)	36,518	5,722	66,402
General corporate	(25,844)	(21,909)	(52,960)	(43,790)

	$133,304	$389,767	$374,982	$768,574

The following table summarizes charges associated with employee severance and other non-recurring items on a reportable segment basis:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Employee Severance and Other Charges:
M-I SWACO	$2,983	$22,284
Smith Oilfield	8,593	20,952
Distribution	1,265	1,916
General corporate	160	2,641

	$13,001	$47,793

The following table presents consolidated revenues by region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	$772,535	$1,145,960	$1,862,075	$2,158,639
Canada	133,612	146,453	325,896	380,878

North America	906,147	1,292,413	2,187,971	2,539,517

Latin America	227,499	244,543	503,606	471,520
Europe/Africa	510,689	646,527	1,050,504	1,243,019
Middle East/Asia	299,954	310,675	613,687	611,100

Non-North America	1,038,142	1,201,745	2,167,797	2,325,639

	$1,944,289	$2,494,158	$4,355,768	$4,865,156

13. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $24.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for $237.9 million of standby letters of credit and bid, performance and surety bonds at June 30, 2009. Management does not expect any material amounts to be drawn on these instruments.
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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with two-thirds of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence 78 percent of current international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 50 percent of the Company’s consolidated revenues were generated in North America during the first six months of 2009, Smith’s profitability was influenced by business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-fourth of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, approximately 63 percent of the Company’s revenues were generated in markets outside of North America during the first half of 2009.
Business Outlook
The Company’s current year results will be influenced by a material reduction in average worldwide drilling activity attributable to the significant economic slowdown and the ongoing weakness in global credit markets. We believe the impact of lower activity levels will be partially offset by the addition of the acquired W-H business lines and the concentration of our oilfield business base in markets outside North America, areas which tend to be more stable from an oil and gas investment standpoint. The majority of the rig count decline from the prior year is expected to occur in the United States where drilling activity is currently 50 percent below the average level reported in 2008. The decrease in U.S. drilling activity is primarily attributable to the lower number of land-based and shallow-depth offshore programs, which are generally more sensitive to commodity prices. Customer spending in most international and deepwater drilling markets, which are primarily driven by oil-directed activities, have not been significantly impacted to date.

Near-term drilling activity will largely be driven by the seasonal recovery in Canada, supported by a rebound in the number of land-based, oil-targeted drilling projects from the levels experienced in the second quarter of 2009. Drilling activity in markets outside of Canada is expected to remain relatively flat throughout the remainder of the year influenced by weak global energy demand and record U.S. natural gas storage levels. Near-term activity levels may also be impacted by tropical weather disturbances in the Gulf of Mexico, which are typically experienced during the third calendar quarter. Seasonal weather conditions in the Gulf affect the level of planned drilling programs and, in certain circumstances, may result in the curtailment of some offshore and land-based drilling operations. Although the long-term outlook for the energy sector is favorable due to supply and demand fundamentals, continued deterioration in the global economic environment could lead to lower exploration and production spending — further reducing demand for the Company’s products and services and adversely impacting future results.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, overall demand for and pricing of the Company’s products and services, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, and changes in laws or regulations and other risk factors that are discussed beginning on page 26 of this Form 10-Q, in the Company’s Form 10-K for the fiscal year ended December 31, 2008, and other documents filed with the Securities and Exchange Commission, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data: (Dollars in thousands)
Revenues:
M-I SWACO	$1,013,016	52	$1,285,754	52	$2,172,353	50	$2,514,183	52
Smith Oilfield	520,467	27	592,816	23	1,202,867	28	1,167,314	24
Distribution	410,806	21	615,588	25	980,548	22	1,183,659	24

Total	$1,944,289	100	$2,494,158	100	$4,355,768	100	$4,865,156	100

Geographic Revenues:
United States:
M-I SWACO	$204,250	11	$327,121	13	$464,139	11	$633,386	13
Smith Oilfield	274,208	14	330,444	13	671,689	15	639,506	13
Distribution	294,077	15	488,395	20	726,247	17	885,747	18

Total United States	772,535	40	1,145,960	46	1,862,075	43	2,158,639	44

Canada:
M-I SWACO	22,742	1	26,663	1	63,668	1	73,025	2
Smith Oilfield	17,525	1	24,579	1	55,463	1	72,173	1
Distribution	93,345	5	95,211	4	206,765	5	235,680	5

Total Canada	133,612	7	146,453	6	325,896	7	380,878	8

Non-North America:
M-I SWACO	786,024	40	931,970	37	1,644,546	38	1,807,772	37
Smith Oilfield	228,734	12	237,793	10	475,715	11	455,635	10
Distribution	23,384	1	31,982	1	47,536	1	62,232	1

Total Non-North America	1,038,142	53	1,201,745	48	2,167,797	50	2,325,639	48

Total Revenues	$1,944,289	100	$2,494,158	100	$4,355,768	100	$4,865,156	100

Operating Income:
M-I SWACO	$121,325	12	$212,294	17	$268,833	12	$420,092	17
Smith Oilfield	47,622	9	162,864	27	153,387	13	325,870	28
Distribution	(9,799)	(2)	36,518	6	5,722	1	66,402	6
General corporate	(25,844)	*	(21,909)	*	(52,960)	*	(43,790)	*

Total	$133,304	7	$389,767	16	$374,982	9	$768,574	16

*	not meaningful

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Market Data:
Average Worldwide Rig Count: (1)
United States	1,004	31	2,081	47	1,176	33	2,045	45
Canada	79	2	144	3	186	5	295	7
Non-North America	2,200	67	2,205	50	2,214	62	2,174	48

Total	3,283	100	4,430	100	3,576	100	4,514	100

Onshore	2,694	82	3,849	87	2,985	83	3,937	87
Offshore	589	18	581	13	591	17	577	13

Total	3,283	100	4,430	100	3,576	100	4,514	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$59.79		$123.80		$51.68		$111.12
Natural Gas ($/mcf) (3)	3.81		11.47		4.13		10.14

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.
M-I SWACO
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids control, particle separation, pressure control, rig instrumentation and waste management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes just over 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately one-third of the division’s revenues. Offshore drilling programs, which accounted for 17 percent of the worldwide rig count during the first six months of 2009, are generally more revenue intensive than land-based projects due to the complex nature of the related drilling environment. For the three months ended June 30, 2009, revenues for the M-I SWACO segment were $1.01 billion — a decrease of 21 percent from the prior-year period. The revenue decline was concentrated in the United States and the Europe/Africa region. Lower U.S. volumes reflected the 52 percent downturn in U.S. drilling activity and, to a lesser extent, reduced exploration and development activity in the Gulf of Mexico. The Europe/Africa operations were impacted by reduced customer spending in the Caspian and North Sea markets, lower land-based drilling in Russia and the strengthening of the U.S. dollar relative to certain key European currencies in which a material portion of business is transacted. For the six-month period, M-I SWACO reported revenues of $2.17 billion — 14 percent below the amounts reported in the first half of 2008. The revenue decline was attributable to the reduced number of shallow-water drilling programs in Europe/Africa and the Middle East regions as well as lower demand in the U.S. onshore market, partially offset by a 19 percent expansion in deepwater business volumes.
Operating Income
Operating income for the M-I SWACO segment was $121.3 million for the three months ended June 30, 2009 – reflecting operating margins of 12.0 percent. After excluding severance charges of $3.0 million recorded in the June 2009 period, operating income was 12.3 percent of revenues. The margin decline reflects the impact of lower business volumes and, to a lesser extent, the loss of a higher proportion of environmental waste management and other service-based offerings which generate better overall margins. On an absolute dollar basis, operating income declined $91.0 million below the prior year’s level. After considering charges related to cost reduction initiatives, operating income fell $88.0 million period-to-period as the impact of lower revenue volumes on gross profit levels were partially offset by reduced variable-based operating expenses. For the six months ended June 30, 2009, M-I SWACO operating income was $268.8 million – or 12.4 percent of revenues. After excluding $22.3 million in costs incurred in connection with cost reduction measures, operating income was

13.4 percent of revenue. The margin decline is, again, attributable to the sharp reduction in revenue volumes and product mix factors. On an absolute dollar basis, operating income fell $151.3 million below the levels reported in the first half of 2008. After adjusting for charges associated with cost reduction efforts, operating income declined $129.0 million from the prior-year level influenced by the decline in revenues on gross profit levels and partially offset by reduced variable-related operating expenses.
Smith Oilfield
Revenues
The Smith Oilfield segment provides three-cone and diamond drill bits, tubulars, borehole enlargement tools, drill motors, directional drilling, measurement-while-drilling, and logging-while-drilling services, as well as completions, coiled tubing, cased-hole wireline and drilling-related services. Just over 60 percent of the segment’s business base is concentrated in North America driven, in part, by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling programs – which drive demand for a wider range of product offerings. Smith Oilfield revenues totaled $520.5 million for the three-month period ended June 30, 2009, a 12 percent decline from the amounts reported in the prior-year quarter. The revenue comparison is influenced by the addition of the W-H operations, which helped offset the impact of the significant downturn in North American drilling activity. Excluding the impact of acquired operations, base business levels fell 35 percent from the prior-year period, primarily reflecting lower demand for drill bits, drill pipe and premium tubular products in our U.S. customer base. Increased competitive pricing in the U.S. market, most of which has been concentrated in the W-H business lines, also influenced the period-to-period revenue comparison. For the six-month period, Smith Oilfield segment revenues totaled $1.20 billion – three percent above the amounts reported in the comparable prior-year period attributable to the inclusion of the W-H operations. Base business revenues were 26 percent below the levels generated in the first half of 2008, impacted by the steep decline in North American business volumes and lower U.S. product and service pricing.
Operating Income
Operating income for the Smith Oilfield segment was $47.6 million for the three months ended June 30, 2009 – translating into reported operating income of 9.1 percent of revenues. After excluding charges of $8.6 million associated with cost reduction measures, operating margins were 10.8 percent of revenues. The margin decline primarily reflects changes in the business mix and the impact of increased competitive pricing pressure in the U.S. market. Inclusion of the acquired W-H product and service lines, which contribute lower-relative margins, coupled with the loss of high-margin drill bit and premium tubular sales influenced the reported business mix. On an absolute dollar basis, operating income fell $115.2 million below the prior year’s level. After considering charges related to cost restructuring efforts, operating income was $106.6 million below the prior year’s level reflecting the impact of lower base business volumes on gross profit and, to a lesser extent, reduced product and service pricing. For the six months ended June 30, 2009, Smith Oilfield segment operating income was $153.4 million – reflecting operating income of 12.8 percent of revenues. After excluding $21.0 million of charges associated with cost reduction initiatives, operating margins were 14.5 percent. Compared to the prior six-month period, the margin deterioration, again, reflected a shift in the overall business mix and increased pricing pressure in the U.S. market. On an absolute dollar basis, operating income fell $172.5 million below the levels reported in the first half of 2008. After considering charges related to cost reduction efforts, operating income fell $151.5 million from the comparable prior year levels influenced by the sharp decline in base business volumes and related pricing pressure experienced in the U.S. market.
Distribution
Revenues
The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of current year revenue base concentrated in those markets. Moreover, approximately one-quarter of the segment’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are impacted by crude oil and natural gas prices. During the quarter ended June 30, 2009, the Distribution segment generated revenues of $410.8 million, down 33 percent from the prior-year period. Approximately two-thirds of the reported sales decline was driven by reduced demand and market pricing for line pipe products. Additionally, lower customer spending in the midstream energy sector associated with unconventional drilling projects also impacted the period-to-period revenue comparison. For the six-months ended June 30, 2009, the Distribution operations reported revenues of $980.5 million. Business volumes declined 17 percent from the comparable prior-year period as continued weakness in the U.S. market impacted customer spending for maintenance, repair and operating supplies (“MRO”) in the energy sector operations and demand for line pipe products in the downstream and industrial customer base. To a lesser extent, lower Canadian drilling and completion activity levels also influenced the six-month revenue performance.
Operating Income
The Distribution segment reported an operating loss of $9.8 million for the three months ended June 30, 2009. After excluding the impact of $1.3 million of severance-related costs included in the June 2009 period, the segment operating loss totaled $8.5 million. The period-to-period operating margin decline was influenced by the significant reduction in revenue volumes, which had an unfavorable impact on fixed-cost coverage, increased competitive pricing pressures and higher line pipe inventory product costs. On an absolute dollar basis, operating results declined $46.3 million from the prior-year level. After considering charges related to cost reduction efforts, operating results were $45.0 million below the prior-year period as the gross profit impact of significant volume reductions and pricing erosion was partially offset by lower variable-based operating expenses. For the first six months of 2009, Distribution operating income was $5.7 million and, after adjusting for $1.9 million in severance-related costs, operating income totaled $7.6 million. Compared to the prior six-month period, the margin deterioration was, again, influenced by the year-over-year decline in business volumes, lower product pricing and higher line pipe costs. On an absolute dollar basis, operating income fell $60.7 million below the amount reported in the first half of 2008. After considering charges related to cost reduction efforts, operating income declined $58.8 million from the comparable prior-year period reflecting lower revenue levels and pricing, partially offset by a reduction in variable-based operating expenditures.
Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$1,944,289	100	$2,494,158	100	$4,355,768	100	$4,865,156	100

Gross profit	529,030	27	807,452	33	1,221,332	28	1,588,936	33

Selling, general and administrative expenses	395,726	20	417,685	17	846,350	19	820,362	17

Operating income	133,304	7	389,767	16	374,982	9	768,574	16

Interest expense	42,803	2	16,244	1	70,327	2	32,545	1
Interest income	(729)	—	(752)	—	(1,087)	—	(1,648)	—

Income before income taxes and noncontrolling interests	91,230	5	374,275	15	305,742	7	737,677	15

Income tax provision	27,957	2	121,555	5	98,275	2	238,846	5

Noncontrolling interests in net income of subsidiaries	38,887	2	69,447	3	86,146	2	140,567	3

Net income attributable to Smith	$24,386	1	$183,273	7	$121,321	3	$358,264	7

Consolidated revenues were $1.94 billion for the second quarter of 2009, 22 percent below the level reported in the prior-year period and 28 percent lower after excluding revenues from the retained W-H operations. The majority of the decline related to a 30 percent reduction in North American business volumes driven by a substantial slowdown in land-based drilling and completion activity, reduced exploration levels in the Gulf of Mexico and increased competitive pressure in the U.S. market. Revenues outside North America declined 14 percent period-to-period primarily associated with the reduced number of offshore programs in the North Sea market and lower exploration and production spending in the Former Soviet Union (“FSU”). For the six months ended June 30, 2009, consolidated revenues totaled $4.36 billion. Sales volumes declined 10 percent from the comparable 2008 period and, after excluding the impact of the retained W-H operations, base revenues were 17 percent lower. Over 80 percent of the base revenue decline was reported in the North American operations, reflecting the significant downturn in energy-related business activities.

Gross profit totaled $529.0 million for the second quarter of 2009. Gross profit margins were 27.2 percent for the second quarter – a 5.2 percentage point decline from the prior-year period attributable to the sharp reduction in revenue volumes together with increased competitive pricing pressure in the U.S. market. To a lesser extent, changes in the relative business mix and the impact of higher product inventory costs also contributed to the period-to-period margin decline. For the six-month period ended June 30, 2009, gross profit totaled $1.22 billion. Gross profit margins were 28.0 percent for the first half of 2009 – a 4.7 percentage point reduction from the comparable prior-year levels. The reported gross margin erosion primarily reflects a significant decline in overall market activity as well as pricing deterioration experienced in a number of the Company’s U.S. product and service offerings.
Selling, general and administrative expenses totaled $395.7 million for the quarter, a five percent reduction from the amount reported in the 2008 period. Excluding the impact of $13.0 million of charges incurred in connection with cost reduction measures in the June 2009 period, operating expenses decreased $35.0 million from the second quarter of 2008. Reported reductions in variable-based expenses associated with the lower business volumes and cost reduction actions were partially offset by incremental costs associated with the W-H sales and administrative functions. For the six months ended June 30, 2009, selling, general and administrative expenses were $846.4 million, a three percent increase over the level reported in 2008. After excluding $47.8 million in expenses associated with personnel reductions and other activities, operating expenses declined $21.8 million from the first half of 2008. The decline in variable-based expenses resulting from the reduction in activity levels and personnel reductions was partially offset by incremental costs associated with W-H operations.
Net interest expense, which represents interest expense less interest income, equaled $42.1 million in the second quarter of 2009. Net interest expense increased $26.6 million and $38.3 million from the prior-year quarter and first six months of 2008, respectively, reflecting incremental borrowings required to fund the W-H acquisition and, to a lesser extent, higher interest rates associated with the refinancing of short-term indebtedness with a fixed-rate debt issuance during the first quarter of 2009.
The effective tax rate for the second quarter of 2009 was 30.6 percent, a decline of 1.8 percentage points from the prior-year period reflecting a shift in pre-tax earnings towards the M-I SWACO operations which, due to the partnership structure in the United States, reports a slightly lower effective rate. For the six month period ended June 30, 2009, the effective tax rate approximated 32.1 percent, consistent with the comparable prior-year period. The effective tax rates were lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the noncontrolling interest partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the noncontrolling partner’s share of U.S. partnership earnings but excludes the related tax provision.
Noncontrolling interests reflect the portion of the results of majority-owned operations that are applicable to noncontrolling ownership interests. Noncontrolling interests was $30.6 million and $54.4 million below amounts reported in the prior-year quarter and first six months of 2008, respectively, primarily associated with a decline in profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
At June 30, 2009, cash and cash equivalents equaled $224.2 million. During the first six months of 2009, the Company generated $651.3 million of cash flows from operations. The amount was $388.5 million above the prior-year period as the impact of reduced year-on-year profitability levels related to the sharp downturn in drilling activity was more than offset by the related reduction in working capital investment.
Cash flows used in investing activities for the June 2009 period totaled $80.3 million — $84.5 million below the prior-year period. The decrease from the prior-year period primarily reflects the sale of certain non-core businesses acquired in connection with the W-H transaction. Excluding the impact of these divestitures, cash flows used in investing activities declined $19.5 million from the prior-year period, reflecting lower acquisition funding levels and, to a lesser extent, reduced investment in capital equipment associated with the North American business downturn. After taking into consideration cash proceeds arising from certain asset disposals, the Company invested $131.0 million in property, plant and equipment during the first six months of 2009 - reflecting routine additions of equipment and rental tools to support market expansion and maintain the existing capital equipment base.

Projected net capital expenditures for 2009 are expected to total $250 million, approximately $120 million below the spending levels reported in the prior fiscal year. A significant portion of the planned capital investment relates to rental tool additions for our recently acquired directional drilling operations to support geographic expansion efforts outside the United States.
Cash flows used in financing activities totaled $511.9 million for the six months ended June 30, 2009, $394.5 million above the prior-year period. The Company’s operating cash flow performance enabled the funding of investing activities, $116.6 million of combined common stock dividend and noncontrolling joint venture partner distributions and other financing-related outflows, while still having sufficient capacity to repay $349.1 million of outstanding borrowings under various loan agreements.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of June 30, 2009, the Company had $45.0 million drawn and $10.0 million of letters of credit issued under various U.S. revolving credit facilities, resulting in $380.0 million of capacity available for future operating or investing needs. Revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs, had available borrowing capacity of $147.7 million as of June 30, 2009. Additionally, subsequent to quarter-end, the Company has entered into a $375.0 million revolving credit facility with a syndicate of financial institutions. The 364-day revolving credit agreement replaced an undrawn $525.0 million term loan facility existing at June 30, 2009.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements. As of June 30, 2009, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes internally-generated cash flow combined with capacity available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
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
The Company’s Board of Directors has authorized a share repurchase program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. No shares were repurchased during the second quarter of 2009, accordingly the Company had 15.2 million shares remaining under the current authorization as of June 30, 2009. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.

Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $24.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $237.9 million of standby letters of credit and bid, performance and surety bonds at June 30, 2009. Management does not expect any material amounts to be drawn on these instruments.
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
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”). The following standards were adopted by the Company on the specified effective date.
During the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revises the accounting and disclosure requirements for acquisition transactions. SFAS 141(R) differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration.

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
During the first quarter of 2009, the Company implemented SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”) which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of SFAS 160, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated condensed balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.
During the first quarter of 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.
During the second quarter of 2009, the Company adopted FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosure about Fair Value of Financial Instruments” which requires additional fair value disclosure with respect to financial instruments in our interim financial statements.
During the second quarter of 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events” which requires the disclosure of specifics related to the Company’s subsequent review, including the date through which such review was completed.
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
The Company’s exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. Due to the refinancing of a bridge loan with a fixed-rate public debt issuance during the first six months of 2009, 64 percent of the Company’s total debt carried a fixed interest rate as of June 30, 2009, which compares to 20 percent as of December 31, 2008. Management believes that it will be able to manage its remaining exposure to variable-rate debt instruments, if required, with interest rate contracts. Accordingly, significant interest rate changes are not expected to have a material near-term impact on the Company’s future earnings or cash flows.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2009. Based upon that evaluation, our principal executive and financial officers concluded that as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The Company’s Board of Directors has approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2009, the Company did not repurchase any shares of common stock under the program. The number of shares that may be purchased under the program as of June 30, 2009 is 15,158,913. Prior to March 31, 2009, the Company has repurchased 4.8 million shares at an average cost of $43.61 per share under the program. The acquired shares have been added to the Company’s treasury stock holdings. Certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax withholding obligations. These shares are not considered acquisitions under the Company’s share repurchase program.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders on May 12, 2009, stockholders of the Company elected all nominated directors and ratified Deloitte & Touche LLP as independent registered public accountants for 2009 by the votes shown below. In addition, the following directors continued in office after the Annual Meeting: Loren K. Carroll, Dod A. Fraser, James R. Gibbs and John Yearwood.

	For	Withheld
Election of Directors:
Robert Kelley	178,089,388	13,873,104
Luiz Rodolfo Landim Machado	164,551,140	27,411,352
Doug Rock	170,485,102	21,477,390

				Broker
	For	Against	Abstain	Non-Votes
Ratification of Deloitte & Touche LLP as independent registered public accountants for the Company for 2009	190,585,552	1,226,629	150,311	—

Item 5.	Other Information
     None.

Item 6.	Exhibits
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated October 22, 2008 and incorporated herein by reference.

10.1	-	Credit Agreement, dated as of July 24, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Wells Fargo Banks, N.A, as syndication agent,., Calyon New York Branch as senior managing agent, and DNB NOR Bank ASA and Wells Fargo Securities, LLC as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated July 27, 2009 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**		The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: August 7, 2009	/s/ John Yearwood
John Yearwood
Chief Executive Officer, President and Chief Operating Officer

Date: August 7, 2009	/s/ Margaret K. Dorman
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

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.1 to the Company’s report on Form 8-K dated October 22, 2008 and incorporated herein by reference.

10.1	-	Credit Agreement, dated as of July 24, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Wells Fargo Banks, N.A, as syndication agent,., Calyon New York Branch as senior managing agent, and DNB NOR Bank ASA and Wells Fargo Securities, LLC as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated July 27, 2009 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**		The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.