Form 10-Q
period 2009-09-30
SMITH INTERNATIONAL INC
filed 2009-11-09
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 219,411,172 shares of common stock outstanding, net of treasury shares held, on November 5, 2009.

INDEX

Page
No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS For the Three Months and Nine Months ended September 30, 2009 and 2008	3

CONSOLIDATED CONDENSED BALANCE SHEETS As of September 30, 2009 and December 31, 2008	4

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS For the Nine Months ended September 30, 2009 and 2008	5

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME For the Nine Months ended September 30, 2009 and 2008	6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX	32
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Oilfield operations	$1,500,486	$2,088,442	$4,875,706	$5,769,939
Distribution operations	378,538	760,869	1,359,086	1,944,528

Total revenues	1,879,024	2,849,311	6,234,792	7,714,467

Costs and expenses:
Cost of oilfield revenues	1,037,671	1,317,288	3,319,506	3,615,156
Cost of distribution revenues	341,613	625,225	1,194,214	1,603,577
Selling, general and administrative expenses	398,441	463,717	1,244,791	1,284,079

Total costs and expenses	1,777,725	2,406,230	5,758,511	6,502,812

Operating income	101,299	443,081	476,281	1,211,655

Interest expense	40,479	24,169	110,806	56,714
Interest income	(581)	(732)	(1,668)	(2,380)

Income before income taxes	61,401	419,644	367,143	1,157,321

Income tax provision	17,673	136,765	115,948	375,611

Net income	43,728	282,879	251,195	781,710

Noncontrolling interests in net income of subsidiaries	36,693	73,036	122,839	213,603

Net income attributable to Smith	$7,035	$209,843	$128,356	$568,107

Earnings per share attributable to Smith:
Basic	$0.03	$1.00	$0.59	$2.79
Diluted	0.03	1.00	0.58	2.77

Weighted average shares outstanding:
Basic	219,337	208,857	219,282	203,554
Diluted	220,420	210,216	220,071	204,862
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$281,497	$162,508
Receivables, net	1,726,205	2,253,477
Inventories, net	1,936,398	2,367,166
Deferred tax assets, net	63,016	81,834
Prepaid expenses and other	164,051	221,399

Total current assets	4,171,167	5,086,384

Property, plant and equipment, net	1,878,773	1,844,036
Goodwill	3,039,950	3,016,425
Other intangible assets, net	601,852	637,450
Other assets	279,141	231,929

Total assets	$9,970,883	$10,816,224

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$322,874	$1,366,296
Accounts payable	532,613	979,000
Accrued payroll costs	147,547	178,040
Income taxes payable	14,801	92,922
Other	207,042	317,174

Total current liabilities	1,224,877	2,933,432

Long-term debt	2,049,410	1,440,525
Deferred tax liabilities	472,025	428,986
Other long-term liabilities	153,317	152,972

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $1 par value; 500,000 shares authorized; 237,000 shares issued in 2009 (236,726 shares issued in 2008)	237,000	236,726
Additional paid-in capital	2,010,935	1,975,102
Retained earnings	2,935,140	2,885,792
Accumulated other comprehensive income (loss)	17,935	(73,833)
Less – Treasury securities, at cost; 17,663 common shares in 2009 (17,616 common shares in 2008)	(475,502)	(474,448)

Smith stockholders’ equity	4,725,508	4,549,339
Noncontrolling interests in subsidiaries	1,345,746	1,310,970

Total stockholders’ equity	6,071,254	5,860,309

Total liabilities and stockholders’ equity	$9,970,883	$10,816,224

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$251,195	$781,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,106	173,748
Deferred income tax provision	353	10,299
LIFO inventory reserves	(40,274)	69,213
Share-based compensation expense	35,136	30,663
Provision for losses on receivables	9,759	4,198
Foreign currency transaction (gain) loss	(5,192)	44
Gain on disposal of property, plant and equipment	(30,163)	(23,897)
Equity earnings, net of dividends received	(7,271)	(12,879)
Changes in operating assets and liabilities:
Receivables	554,561	(367,779)
Inventories	514,273	(517,971)
Accounts payable	(455,573)	267,185
Other current assets and liabilities	(138,365)	99,253
Other non-current assets and liabilities	(27,646)	(34,792)

Net cash provided by operating activities	933,899	478,995

Cash flows from investing activities:
Purchases of property, plant and equipment	(254,919)	(267,824)
Proceeds from disposal of property, plant and equipment	54,046	45,083
Proceeds from sale of operations	65,019	—
Acquisition-related payments, net of cash acquired	(15,093)	(1,667,352)

Net cash used in investing activities	(150,947)	(1,890,093)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	1,027,847
Principal payments of long-term debt	(388,298)	(448,353)
Principal payment of short-term bridge loan	(1,000,000)	—
Net change in short-term borrowings	(44,919)	968,340
Debt issuance costs	(14,257)	—
Settlement of interest rate derivative contract	(33,383)	—
Payment of common stock dividends	(78,916)	(68,288)
Distributions to noncontrolling joint venture partner	(106,000)	(31,587)
Purchases of common stock under Repurchase Program	—	(13,084)
Other financing activities	(2,464)	10,293

Net cash provided by (used in) financing activities	(668,237)	1,445,168

Effect of exchange rate changes on cash	4,274	(236)

Increase in cash and cash equivalents	118,989	33,834
Cash and cash equivalents at beginning of period	162,508	158,267

Cash and cash equivalents at end of period	$281,497	$192,101

Supplemental disclosures of cash flow information:
Cash paid for interest	$111,163	$50,349
Cash paid for income taxes	217,336	324,940

Supplemental disclosures of non-cash transactions:
Stock issued for the W-H Energy transaction	$—	$1,403,616
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2009 and 2008
(In thousands)

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Interests in	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Securities	Equity	Subsidiaries	Equity
Balance, December 31, 2008	$236,726	$1,975,102	$2,885,792	$(73,833)	$(474,448)	$4,549,339	$1,310,970	$5,860,309
Net income	—	—	128,356	—	—	128,356	122,839	251,195
Changes in fair value of derivatives, net of tax	—	—	—	39,940	—	39,940	—	39,940
Currency translation adjustments and other, net of tax	—	—	—	51,828	—	51,828	26,345	78,173

Comprehensive income	—	—	128,356	91,768	—	220,124	149,184	369,308
Common stock dividends declared	—	—	(79,008)	—	—	(79,008)	—	(79,008)
Distributions to noncontrolling joint venture partner	—	—	—	—	—	—	(106,000)	(106,000)
Long-term incentive compensation activity	274	35,833	—	—	(1,054)	35,053	—	35,053
Other	—	—	—	—	—	—	(8,408)	(8,408)

Balance, September 30, 2009	$237,000	$2,010,935	$2,935,140	$17,935	$(475,502)	$4,725,508	$1,345,746	$6,071,254

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Interests in	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Securities	Equity	Subsidiaries	Equity
Balance, December 31, 2007	$217,586	$533,429	$2,219,224	$67,840	$(443,182)	$2,594,897	$1,130,773	$3,725,670
Net income	—	—	568,107	—	—	568,107	213,603	781,710
Changes in fair value of derivatives, net of tax	—	—	—	(19,103)	—	(19,103)	—	(19,103)
Currency translation adjustments and other, net of tax	—	—	—	(14,683)	—	(14,683)	(8,153)	(22,836)

Comprehensive income	—	—	568,107	(33,786)	—	534,321	205,450	739,771
Shares issued in W-H acquisition	17,781	1,385,836	—	—	—	1,403,617	—	1,403,617
Purchases of common stock under Repurchase Program	—	—	—	—	(13,084)	(13,084)	—	(13,084)
Common stock dividends declared	—	—	(74,491)	—	—	(74,491)	—	(74,491)
Distributions to noncontrolling joint venture partner	—	—	—	—	—	—	(31,587)	(31,587)
Long-term incentive compensation activity	649	48,496	—	—	(6,681)	42,464	—	42,464
Other	—	—	—	—	—	—	(8,834)	(8,834)

Balance, September 30, 2008	$236,016	$1,967,761	$2,712,840	$34,054	$(462,947)	$4,487,724	$1,295,802	$5,783,526

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (“Smith” or the “Company”) were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”) pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K and other current filings with the Commission. All adjustments that are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.
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
Management is also required to consider material events that occur after the date, but prior to the issuance, of the financial statements and evaluate whether such events require modification to the reported results or footnote disclosures. Our subsequent events review has been conducted through November 9, 2009, immediately prior to the filing of the financial statements with the Commission.
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
In June 2009, the FASB established that the Accounting Standards Codification (the “Codification” or “ASC”) will be the single official source of authoritative U.S. generally accepted accounting principles, except for rules and interpretive releases of the Commission, which are sources of authoritative guidance for SEC registrants. During the third quarter 2009, the Company adopted and included the references required by the Codification. There are no other changes to the Company’s financial statements as a result of implementing the Codification.
During the first quarter of 2009, the Company adopted ASC 805 (formerly SFAS No. 141(R), “Business Combinations”) which revises the accounting and disclosure requirements for acquisition transactions. The standard differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the Company will be required to estimate contingent assets, liabilities and transaction-related consideration as of the purchase date, with future changes in the underlying estimates recognized in the statement of operations. Finally, the standard requires the Company to reflect any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions as income tax expense rather than an adjustment to goodwill.

Effective January 1, 2009, the Company implemented ASC 810 (formerly SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”) which modifies the accounting and disclosure requirements for subsidiaries, which are not wholly-owned. In accordance with the provisions of the standard, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated condensed balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.
During the first quarter of 2009, the Company adopted ASC 815 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”) which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.
During the second quarter of 2009, the Company adopted ASC 825 (formerly FASB Staff Position No. 107-1) and ASC 270 (formerly Accounting Principles Board Opinion No. 28-1, “Interim Disclosure about Fair Value of Financial Instruments”) which requires additional fair value disclosure with respect to financial instruments in the Company’s interim financial statements.
During the second quarter of 2009, the Company adopted the provisions of ASC 855 (formerly SFAS No. 165, “Subsequent Events”) which requires disclosure with respect to the Company’s subsequent events review, including the date through which such review was completed.
Accounting Pronouncements Not Yet Effective
During the second quarter of 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends previous guidance on the consolidation of variable interest entities (“VIE”). The standard modifies how an enterprise determines the primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach. Such assessment will be required to be performed on a continuous basis and is influenced by, among other things, an enterprise’s ability to direct the most significant activities that influence the VIE’s operating performance. The Company is currently evaluating the new standard, which will be adopted on January 1, 2010.
In October 2009, the FASB issued an update to existing guidance with respect to revenue recognition for arrangements with multiple deliverables. This update will allow allocation of consideration received for qualified separate deliverables based on estimated selling price for both delivered and undelivered items when vendor-specific or third-party evidence is not available. Additionally, disclosure of the nature of multiple element arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company is currently evaluating this update, which will be adopted for new revenue arrangements entered into or materially modified beginning January 1, 2011.
Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.
2. Employee Severance and Other Costs
Due to the significant deterioration in North American drilling activity, the Company has undertaken a number of cost reduction initiatives during the first nine months of 2009. These measures included personnel reductions and, to a lesser extent, the closing of certain manufacturing and production facilities. The Company has reduced its global workforce by 13 percent from December 31, 2008, primarily associated with a 29 percent reduction in U.S. personnel levels. In connection with these activities, the Company incurred costs of approximately $13.0 million and $60.8 million, respectively, for the three-month and nine-month periods ended September 30, 2009.

3. Acquisitions and Dispositions
Acquisitions
From time to time, the Company enters into transactions involving the purchase of a full or partial ownership interest in complementary business operations. No material acquisitions were completed during the first nine months of 2009.
On August 25, 2008, the Company completed the acquisition of W-H Energy Services, Inc. (“W-H”). The transaction has been recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the closing date. The following unaudited pro forma supplemental information presents consolidated results of operations as if the W-H acquisition had occurred on January 1, 2008. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combination been in effect at the date indicated or of future results for the combined entities (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$1,879,024	$3,216,578	$6,234,792	$8,729,639

Net income attributable to Smith	$7,035	$237,304	$128,356	$640,258

Earnings per share attributable to Smith:
Basic	$0.03	$1.07	$0.59	$2.89

Diluted	$0.03	$1.07	$0.58	$2.88

Dispositions
During the first nine months of 2009, the Company disposed of certain non-core operations acquired in connection with the W-H transaction. From these sales, the Company received cash proceeds of $65.0 million and is entitled to future consideration in the event financial metrics established under earn-out arrangements are met. The accompanying consolidated condensed financial statements reflect no gain or loss associated with the sale of these operations.
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
(in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income attributable to Smith	$7,035	$209,843	$128,356	$568,107

Weighted average number of common shares outstanding	219,337	208,857	219,282	203,554

Basic EPS	$0.03	$1.00	$0.59	$2.79

Net income attributable to Smith	$7,035	$209,843	$128,356	$568,107

Weighted average number of common shares outstanding	219,337	208,857	219,282	203,554
Dilutive effect of stock options and restricted stock units	1,083	1,359	789	1,308

	220,420	210,216	220,071	204,862

Diluted EPS	$0.03	$1.00	$0.58	$2.77

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, a portion of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$181,174	$190,790
Work-in-process	177,856	202,019
Finished goods	1,748,940	2,186,203

	2,107,970	2,579,012
Reserves to state certain U.S. inventories (FIFO cost of $804,487 and $1,044,345 in 2009 and 2008, respectively) on a LIFO basis	(171,572)	(211,846)

	$1,936,398	$2,367,166

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008
Land and improvements	$83,390	$77,463
Buildings	343,145	322,569
Machinery and equipment	1,145,408	1,048,821
Rental tools	1,399,702	1,292,796

	2,971,645	2,741,649
Less — Accumulated depreciation	(1,092,872)	(897,613)

	$1,878,773	$1,844,036

7. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown.

		Smith
	M-I SWACO	Oilfield	Distribution	Consolidated
Balance as of December 31, 2008	$714,663	$2,250,675	$51,087	$3,016,425
Purchase price and other adjustments	825	22,700	—	23,525
Transfer between segments	10,320	(10,320)	—	—

Balance as of September 30, 2009	$725,808	$2,263,055	$51,087	$3,039,950

The Company finalized purchase price allocations related to the acquisitions of W-H and certain other operations during the nine months ended September 30, 2009 based on additional data concerning final asset and liability valuations as well as the settlement of certain earn-out arrangements, which resulted in a net adjustment to goodwill of $23.5 million.

Other Intangible Assets
The components of other intangible assets are as follows:

	September 30, 2009			December 31, 2008
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$428,604	$75,445	$353,159	$426,772	$52,175	$374,597
Trademarks(a)	205,031	4,233	200,798	205,031	3,764	201,267
License agreements	33,857	19,686	14,171	32,416	17,311	15,105
Non-compete agreements	37,928	27,211	10,717	37,928	23,122	14,806
Customer relationships and contracts	58,438	35,431	23,007	58,438	26,763	31,675

	$763,858	$162,006	$601,852	$760,585	$123,135	$637,450

(a)	Included within the gross carrying amount of trademarks is $195.7 million of indefinite-lived assets.
Intangible amortization expense totaled $13.0 million and $9.8 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $38.9 million and $23.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The weighted average life for other intangible assets subject to amortization, which excludes certain indefinite-lived trademarks, approximates 13 years. Intangible amortization expense is expected to approximate $51 million for fiscal year 2009, $48 million for fiscal year 2010 and is anticipated to range between $32 million and $42 million per year for the 2011 — 2014 fiscal years.
8. Debt
The following summarizes the Company’s outstanding debt:

	September 30,	December 31,
	2009	2008
Current:
Short-term borrowings	$51,524	$1,096,443
Current portion of long-term debt	271,350	269,853

Short-term borrowings and current portion of long-term debt	$322,874	$1,366,296

Long-Term:
Notes, net of unamortized discounts	$1,493,539	$494,638
Revolving credit facilities	—	260,000
Term loans	827,221	955,740

	2,320,760	1,710,378
Less — Current portion of long-term debt	(271,350)	(269,853)

Long-term debt	$2,049,410	$1,440,525

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
In March 2009, the Company entered into a $525.0 million term loan facility with a syndicate of financial institutions (the “Lenders”) which remained undrawn as of June 30, 2009. During the third quarter of 2009, the Company allowed all commitments under the term loan facility to expire and entered into a new $375.0 million unsecured revolving credit facility with the Lenders. The revolving credit agreement allows for the election of interest at a base rate, or a Eurodollar rate of LIBOR plus 250 basis points, and requires the payment of a quarterly commitment fee of 32.5 basis points on the unutilized portion of the facility. The credit agreement, which contains a debt-to-total capitalization limitation and other customary covenants, expires on July 23, 2010.
Principal payments of long-term debt for the twelve-month periods ending subsequent to September 30, 2010 are as follows:

2011	$273,851
2012	491,132
2013	10,577
2014	299,312
Thereafter	974,538

$2,049,410

The Company was in compliance with its loan covenants under the various loan indentures, as amended, at September 30, 2009.
9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the accompanying consolidated condensed balance sheets consist of the following:

	September 30,	December 31,
	2009	2008
Currency translation adjustments	$28,259	$(24,235)
Changes in unrealized fair value of derivatives, net	(2,549)	(42,489)
Pension liability adjustments	(7,775)	(7,109)

Accumulated other comprehensive income (loss)	$17,935	$(73,833)

10. Financial Instruments
Foreign Exchange and Interest Rate Derivative Instruments
The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. In an effort to mitigate these risks, the Company enters into derivative financial instruments which are accounted for as fair value or cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”). The Company does not enter into derivative instruments for speculative purposes.
For foreign exchange and interest rate derivative instruments that do not qualify as cash flow hedges, realized and unrealized gains and losses are recognized currently through earnings. Foreign exchange hedge contracts not designated as cash flow hedges with a notional amount of $122 million were outstanding at September 30, 2009.
For foreign exchange and interest rate derivative instruments that qualify as cash flow hedges, realized and unrealized gains and losses are deferred to accumulated other comprehensive income (loss) (“AOCI”) and recognized in the consolidated statement of operations when the hedged item affects earnings. As of September 30, 2009, the Company had one outstanding interest rate cash flow hedge contract with a notional amount of $74.0 million and no outstanding foreign exchange contracts accounted for as cash flow hedges.
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
The 2009 public debt transaction did not include a longer-tenor debt issuance as contemplated in the cash flow hedge transaction and a future transaction of this tenor is probable of not occurring. Accordingly, $59.3 million of the mark-to-market loss previously deferred as a component of AOCI was reclassified into earnings during the first quarter of 2009 offsetting the $56.9 million mark-to-market gain discussed above. Approximately $1.0 million of losses deferred in AOCI related to cash flow foreign exchange and interest rate derivative contracts, or $0.4 million net of taxes and noncontrolling interests, will be reclassified into earnings during the remainder of fiscal 2009.

In addition to the $2.4 million net mark-to-market interest rate derivative loss included in the first quarter of 2009, the Company has recognized $1.8 million and $12.7 million of derivative contract losses in the consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2009. The following table provides required information with respect to the classification and loss amounts recognized in income as well as the derivative-related contract losses deferred in AOCI during the 2009 periods shown:

Derivatives Designated	Gain (Loss)		Location of	Gain (Loss)		Location of Gain (Loss)	Gain (Loss)
as Cash Flow Hedging	Recognized		Gain (Loss) Reclassified	Reclassified from		Recognized in Income	Recognized in Income
Instruments -	in AOCI		from AOCI to Income	AOCI to Income		(Ineffective)	(Ineffective)
	Three	Nine		Three	Nine		Three	Nine
	Months	Months		Months	Months		Months	Months
Interest rate contracts	$(753)	$(1,707)	Interest expense	$(960)	$(2,327)	Selling, general and administrative expenses	$—	$(76)
Foreign exchange contracts	—	(1,061)	Cost of oilfield revenues	(256)	(2,572)		—	—

Total	$(753)	$(2,768)		$(1,216)	$(4,899)		$—	$(76)

	Location of Gain (Loss)	Gain (Loss)
Derivatives Not Designated -	Recognized in Income	Recognized in Income
		Three	Nine
		Months	Months
Foreign exchange contracts	Selling, general and administrative expenses	$(539)	$(7,700)

Fair Value Measurement
The fair value of outstanding foreign exchange derivative instruments is determined using composite pricing from published financial market sources whereas the fair value of the outstanding interest rate derivative instruments is determined by obtaining quoted prices in active markets for similar contracts. Both measurement methodologies are classified as Level Two tier under ASC 820 (formerly SFAS 157 “Fair Value Measurements”). The recorded fair value of derivative instruments at September 30, 2009 is as follows:

	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives Designated as Hedging Instruments —
Interest rate contracts		$—	Other current liabilities	$(5,204)
Foreign exchange contracts	Prepaid expenses and other	—		—

Derivatives Not Designated as Hedging Instruments —
Foreign exchange contracts	Prepaid expenses and other	7,134	Other current liabilities	(7,196)

Total		$7,134		$(12,400)

The fair value of outstanding long-term debt instruments is determined using quoted prices for similar debt instruments, which is classified as a Level Two tier measurement methodology under ASC 820. At September 30, 2009, the fair value of long-term debt instruments approximated $2.57 billion and the recorded value totaled $2.32 billion. The fair and recorded values of long-term debt instruments totaled $1.63 billion and $1.71 billion, respectively, at December 31, 2008.
The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the nature of these instruments.

11. Long-Term Incentive Compensation
As of September 30, 2009, the Company had outstanding restricted stock units and stock options granted under the Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of September 30, 2009, approximately 1.9 million shares were authorized for future issuance pursuant to the LTIC Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 130 percent of the target units granted, is solely dependent upon financial metrics achieved by the Company in the fiscal year subsequent to the award. Activity under the Company’s restricted stock program for the nine-month period ended September 30, 2009 is presented below (in thousands, except per unit data):

	Time-Based Awards		Performance-Based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units(b)	Value(a)	Stock Units
Outstanding at December 31, 2008	2,599	$32.57	1,639	$31.60	4,238
Granted	168	22.00	—	—	168
Forfeited	(216)	34.53	(48)	34.89	(264)
Vested	(60)	58.63	—	—	(60)

Outstanding at September 30, 2009	2,491	$31.06	1,591	$35.77	4,082

(a)	Reflects the weighted average grant-date fair value.

(b)	Performance-based units outstanding assume achievement of target-level financial metrics related to the December 2008 grants.
Restrictions on approximately 1.1 million restricted stock units outstanding at September 30, 2009 are expected to lapse and issue during the fourth quarter of 2009.
Stock Options
Activity under the Company’s stock option program for the nine-month period ended September 30, 2009 is presented below (in thousands, except per share data):

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2008	1,150	$19.58
Forfeited	(9)	23.26
Exercised	(41)	15.41

Outstanding at September 30, 2009	1,100	$19.70	3.68	$10,029

Exercisable at September 30, 2009	1,098	$19.66	3.68	$10,029
Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock unit and stock option awards, was $12.0 million and $9.8 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $35.1 million and $30.7 million for each of the nine-month periods ended September 30, 2009 and 2008, respectively.
Assuming achievement of target-level financial metrics for performance-based awards granted in December 2008, unrecognized share-based compensation expense totaled $86.1 million for awards outstanding as of September 30, 2009. After adjusting for taxes and noncontrolling interests, approximately $53.8 million of additional share-based compensation is expected to be recognized over a weighted average period of 2.4 years.

12. Industry Segments and International Operations
The Company is a global provider of products and services used during the drilling, completion and production phases of oil and natural gas development activities. The Company’s business is segregated into three operating divisions, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which the Company reports its results.
The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Oilfield segment is comprised of the Company’s wholly-owned drilling and completion services operations, which includes drill bits, directional drilling services and downhole tools. The Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin Ltd., a publicly-traded Canadian distribution company. Finally, general corporate primarily reflects expenses related to corporate personnel, administrative support functions and long-term incentive compensation programs.
The following table presents financial information for each reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
M-I SWACO	$994,634	$1,364,269	$3,166,987	$3,878,452
Smith Oilfield	505,852	724,173	1,708,719	1,891,487
Distribution	378,538	760,869	1,359,086	1,944,528

	$1,879,024	$2,849,311	$6,234,792	$7,714,467

Operating Income:
M-I SWACO	$118,317	$217,016	$387,150	$637,108
Smith Oilfield	36,618	188,168	190,005	514,038
Distribution	(20,887)	61,734	(15,165)	128,136
General corporate	(32,749)	(23,837)	(85,709)	(67,627)

	$101,299	$443,081	$476,281	$1,211,655

The following table summarizes charges associated with employee severance and other cost reduction measures, on a reportable segment basis:

	September 30, 2009
	Three Months	Nine Months
	Ended	Ended
Employee Severance and Other Charges:
M-I SWACO	$2,796	$25,080
Smith Oilfield	4,465	25,417
Distribution	443	2,359
General corporate	5,345	7,986

	$13,049	$60,842

The following table presents consolidated revenues by region:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30,
	2009	2008	2009	2008
Revenues by area:
United States	$714,063	$1,335,158	$2,576,138	$3,493,797
Canada	145,175	242,231	471,071	623,109

North America	859,238	1,577,389	3,047,209	4,116,906

Latin America	232,433	260,381	736,039	731,901
Europe/Africa	494,963	696,551	1,545,467	1,939,570
Middle East/Asia	292,390	314,990	906,077	926,090

Non-North America	1,019,786	1,271,922	3,187,583	3,597,561

	$1,879,024	$2,849,311	$6,234,792	$7,714,467

13. Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for $255.2 million of standby letters of credit and bid, performance and surety bonds at September 30, 2009. Management does not expect any material amounts to be drawn on these instruments.
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
Contingent Commitments
The Company has certain contractual arrangements that would require it to make payments if certain circumstances occur. These commitments include contingent consideration to be paid in connection with acquisitions and put/call arrangements on certain joint venture interests, which would require the Company to make payments to acquire certain assets or ownership interests.
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
Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with two-thirds of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence more than three quarters of the current international drilling activity. Historically, business in markets outside of North America have proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 49 percent of the Company’s consolidated revenues were generated in North America during the first nine months of 2009, Smith’s profitability was influenced by business levels in markets outside of North America. The Distribution segment, which accounts for approximately one-fifth of consolidated revenues and primarily supports a North American customer base, serves to distort the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, approximately two-thirds of the Company’s revenues were generated in markets outside of North America during the first nine months of 2009.
Business Outlook
The Company’s current year results have and will continue to be influenced by a material reduction in average worldwide drilling activity attributable to the significant slowdown experienced in the global economy. We believe the impact of lower activity levels will be partially offset by the large proportion of our oilfield business based in markets outside North America, areas that tend to be more stable from an oil and gas investment standpoint, and the various cost reduction measures undertaken by management to right-size global operations. The majority of the rig count decline from the prior year has been experienced in the United States where drilling activity is approximately 50 percent below the average level reported in 2008. The decrease in U.S. drilling activity is primarily attributable to the lower number of land-based and shallow-depth offshore programs, which are generally more sensitive to commodity prices. Customer spending in most international and deepwater drilling markets, which are primarily driven by oil-directed activities, have been impacted to a lesser extent.
Near-term drilling activity will largely be influenced by natural gas fundamentals in the U.S. market and oil-targeted drilling projects outside of North America.  Drilling activity is expected, at most, to increase moderately throughout the remainder of the year, still influenced by low global energy demand and record U.S. natural gas storage levels.  Although continued deterioration in the global economic environment could lead to lower exploration and production spending, further reducing demand for the Company’s products and services and adversely impacting future results, the long-term outlook for the energy sector is favorable due to supply and demand fundamentals.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, overall demand for and pricing of the Company’s products and services, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, compliance with domestic and international regulations in the markets we serve, industry conditions and changes in laws or regulations and other risk factors that are discussed beginning on page 27 of this Form 10-Q, in the Company’s Form 10-K for the fiscal year ended December 31, 2008, and other documents filed with the Commission, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Financial Data: (Dollars in thousands)
Revenues:
M-I SWACO	$994,634	53	$1,364,269	48	$3,166,987	51	$3,878,452	50
Smith Oilfield	505,852	27	724,173	25	1,708,719	27	1,891,487	25
Distribution	378,538	20	760,869	27	1,359,086	22	1,944,528	25

Total	$1,879,024	100	$2,849,311	100	$6,234,792	100	$7,714,467	100

Geographic Revenues:
United States:
M-I SWACO	$201,424	11	$333,043	12	$665,563	11	$966,429	12
Smith Oilfield	241,027	13	419,932	15	912,716	14	1,059,438	14
Distribution	271,612	14	582,183	20	997,859	16	1,467,930	19

Total United States	714,063	38	1,335,158	47	2,576,138	41	3,493,797	45

Canada:
M-I SWACO	36,632	2	54,016	2	100,300	2	127,041	2
Smith Oilfield	22,124	1	44,584	2	77,587	1	116,757	1
Distribution	86,419	5	143,631	5	293,184	5	379,311	5

Total Canada	145,175	8	242,231	9	471,071	8	623,109	8

Non-North America:
M-I SWACO	756,578	40	977,210	34	2,401,124	38	2,784,982	36
Smith Oilfield	242,701	13	259,657	9	718,416	12	715,292	9
Distribution	20,507	1	35,055	1	68,043	1	97,287	2

Total Non-North America	1,019,786	54	1,271,922	44	3,187,583	51	3,597,561	47

Total Revenues	$1,879,024	100	$2,849,311	100	$6,234,792	100	$7,714,467	100

Operating Income:
M-I SWACO	$118,317	12	$217,016	16	$387,150	12	$637,108	16
Smith Oilfield	36,618	7	188,168	26	190,005	11	514,038	27
Distribution	(20,887)	(6)	61,734	8	(15,165)	(1)	128,136	7
General corporate	(32,749)	*	(23,837)	*	(85,709)	*	(67,627)	*

Total	$101,299	5	$443,081	16	$476,281	8	$1,211,655	16

*	not meaningful

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Market Data:
Average Worldwide Rig Count: (1)
United States	1,087	32	2,205	45	1,146	33	2,098	45
Canada	163	5	365	7	178	5	318	7
Non-North America	2,138	63	2,326	48	2,188	62	2,225	48

Total	3,388	100	4,896	100	3,512	100	4,641	100

Onshore	2,837	84	4,287	88	2,934	84	4,053	87
Offshore	551	16	609	12	578	16	588	13

Total	3,388	100	4,896	100	3,512	100	4,641	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$68.26		$118.22		$57.32		$113.52
Natural Gas ($/mcf) (3)	3.45		8.99		3.89		9.75

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.
M-I SWACO
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids control, particle separation, pressure control, rig instrumentation and waste management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes 50 percent of revenues and to exploration and production spending for land-based projects outside of North America, which contributes approximately one-third of the segment’s revenue base. Offshore drilling programs, which accounted for 16 percent of the worldwide rig count during the first nine months of 2009, are generally more revenue intensive than land-based projects due to the complex nature of the related drilling environment. The M-I SWACO segment reported revenues of $994.6 million for the three months ended September 30, 2009, a decline of 27 percent from the comparable 2008 quarter. The revenue decrease was primarily concentrated in the United States and the Europe/Africa region. The decline in U.S. volumes was driven by a 51 percent reduction in U.S. drilling activity as well as lower customer spending in the Gulf of Mexico. Revenues within the segment’s Europe/Africa operations were influenced primarily by lower activity levels in the Caspian and North Sea markets and lower land-based drilling in Russia. For the first nine months of 2009, M-I SWACO reported revenues of $3.17 billion, 18 percent below the amounts reported in the first nine months of 2008. The revenue decline primarily reflects reduced shallow-water drilling programs in the Europe/Africa regions and lower demand in the U.S. onshore market, partially offset by an increase in deepwater business volumes.
Operating Income
Operating income for the M-I SWACO segment was $118.3 million for the three months ended September 30, 2009, reflecting operating margins of 12.0 percent. After excluding severance-related charges of $2.8 million recorded in the September 2009 quarter, operating income was 12.2 percent of revenues, a decline of 3.7 percentage points from the prior-year period. The decline in operating margins reflects the effect of reduced business volumes and, to a lesser extent, the loss of a higher proportion of environmental waste management and other service-based offerings, which generate better overall margins. On an absolute dollar basis, reported operating income declined $98.7 million from the prior-year level. After excluding severance-related charges, operating income was $95.9 million below the comparable prior-year period. For the nine months ended September 30, 2009, M-I SWACO operating income was $387.2 million or 12.2 percent of revenues. After excluding $25.1 million in charges incurred in connection with cost-control measures, operating margins declined 3.4 percentage points from the prior-year period, influenced by the sharp reduction in business volumes and product mix factors. On an absolute dollar basis, reported operating income was $250.0 million below the levels reported in the comparable prior-year period, reflecting lower business volumes and increased pricing pressures. After adjusting for charges associated with cost-reduction efforts, operating income declined $224.9 million from the first nine months of 2008 driven by the effect of lower revenue volumes on gross profit levels and partially offset by reduced variable-related operating expenses.

Smith Oilfield
Revenues
The Smith Oilfield segment provides three-cone and diamond drill bits, tubulars, borehole enlargement tools, drill motors, directional drilling, measurement-while-drilling, and logging-while-drilling services, as well as completions, coiled tubing, cased-hole wireline and drilling-related products and services. The Smith Oilfield segment has a high level of North American exposure, with over 50 percent of revenues concentrated in those markets, driven in part, by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling programs, which drive demand for a wider range of product offerings. Smith Oilfield revenues were $505.9 million for the quarter ended September 30, 2009, a 30 percent decline from the comparable prior-year period. The revenue comparison is influenced by the addition of the W-H operations in August 2008, which partially offset the impact of the 51 percent decline in North American drilling activity. Excluding the impact of acquired operations, base business revenues declined 36 percent from the prior-year period, attributable primarily to lower demand for drilling-related products and services, tubulars, and fishing and remedial services within the U.S. customer base. Increased competitive pricing pressures within the U.S. market also influenced the period-to-period revenue comparison. For the nine-month period, revenues for the Smith Oilfield segment were $1.71 billion, a 10 percent decline from the level reported in the first nine months of the prior year influenced by the inclusion of the W-H operations. Base business revenues were 29 percent below the levels generated in the first nine months of 2008, driven by the significant decline in North American business volumes together with lower U.S. product and service pricing.
Operating Income
Operating income for the Smith Oilfield segment totaled $36.6 million for the three months ended September 30, 2009, translating into operating income of 7.2 percent of revenues. After excluding charges of $4.5 million associated with employee severance, operating income equaled 8.1 percent of revenues, which is 17.9 percentage points below amounts reported in the comparable 2008 quarter. The margin decline is primarily attributable to changes in the business mix and the impact of increased competitive pricing pressure in the U.S. market. Inclusion of the acquired W-H product and service lines, which contribute lower-relative margins, coupled with the loss of high-margin drill bit and premium tubular sales as well as high-fixed cost service revenues influenced the reported business mix. On an absolute dollar basis, reported operating income declined $151.6 million from the prior-year level. After excluding charges related to cost reduction measures, operating income was $147.1 million below the prior-year level due to the effect of lower business volumes on gross profit and reduced product and service pricing. For the nine months ended September 30, 2009, Smith Oilfield operating income was $190.0 million, or 11.1 percent of revenues. After excluding $25.4 million of charges associated with cost reduction measures, operating margins were 12.6 percent of revenues. Compared to the prior nine-month period, margins declined 16.1 percentage points, reflecting an unfavorable shift in the overall business mix and increased pricing pressure, primarily in the U.S. market. On an absolute dollar basis, reported operating income declined $324.0 million from the levels reported in the first nine months of 2008. After excluding charges related to cost reduction measures, operating income was $298.6 million below the comparable prior-year level influenced by the sharp decline in base business volumes and related competitive pricing pressures experienced in the U.S. market.
Distribution
Revenues
The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of current year revenue generated in those markets. Moreover, approximately one-quarter of the segment’s revenues relate to sales in the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are impacted by crude oil and natural gas prices. The Distribution segment reported revenues of $378.5 million in the third quarter of 2009, 50 percent below the comparable prior-year period. Approximately one-half of the revenue decline is associated with reduced demand and market pricing for line pipe products in the United States. Reduced customer project spending for maintenance, repair and operating supplies (“MRO”) within the energy and industrial sectors in both the U.S. and Canadian markets also influenced the period-to-period comparison. For the nine-months ended September 30, 2009, the Distribution segment revenues totaled $1.36 billion, down 30 percent from the comparable prior-year period. Approximately 80 percent of the revenue decline was reported in the United States market where continued weakness impacted completion activity, resulting in reduced customer spending for line pipe and MRO supplies in the energy sector operations. The revenue decline also reflects lower customer activity levels within the industrial and Canadian markets as well as reduced market pricing for line pipe.

Operating Income
The Distribution segment reported an operating loss of $20.8 million for the three months ended September 30, 2009. After excluding the impact of $0.4 million of severance-related charges included in the September 2009 period, the segment operating loss totaled $20.4 million. The period-to-period operating margin decline was influenced by the significant reduction in revenue volumes, which had an unfavorable impact on fixed-cost coverage and by increased competitive pricing pressures.. On an absolute dollar basis, reported operating results declined $82.6 million from the prior-year level. After excluding charges related to cost-reduction efforts, operating results were $82.2 million below the prior-year quarter with the gross profit impact of significant volume reductions and pricing erosion partially offset by lower variable-based operating expenses. For the first nine months of 2009, the Distribution segment operating loss equaled $15.2 million and, after adjusting for $2.4 million in severance-related charges, the operating loss totaled $12.8 million. Compared to the prior nine-month period, the margin deterioration was impacted by the year-over-year decline in business volumes and lower product pricing. On an absolute dollar basis, reported operating results declined $143.3 million from the amount reported in the first nine months of 2008. After excluding charges related to cost reduction efforts, operating results declined $140.9 million from the comparable prior-year period reflecting lower revenue levels and pricing, partially offset by a reduction in variable-based operating expenditures.
Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$1,879,024	100	$2,849,311	100	$6,234,792	100	$7,714,467	100
Gross profit	499,740	27	906,798	32	1,721,072	28	2,495,734	32
Selling, general and administrative expenses	398,441	21	463,717	16	1,244,791	20	1,284,079	16

Operating income	101,299	6	443,081	16	476,281	8	1,211,655	16
Interest expense	40,479	2	24,169	1	110,806	2	56,714	1
Interest income	(581)	—	(732)	—	(1,668)	—	(2,380)	—

Income before income taxes	61,401	4	419,644	15	367,143	6	1,157,321	15
Income tax provision	17,673	1	136,765	5	115,948	2	375,611	5
Noncontrolling interests in net income of subsidiaries	36,693	2	73,036	3	122,839	2	213,603	3

Net income attributable to Smith	$7,035	1	$209,843	7	$128,356	2	$568,107	7

Consolidated revenues were $1.88 billion for the third quarter of 2009, a decline of 34 percent from the level reported in the prior-year period and 36 percent lower after excluding revenues from the retained W-H operations acquired in August of 2008. The majority of the decline related to a 46 percent reduction in North American business volumes driven by a substantial slowdown in land-based drilling and completion activity, reduced shallow-water drilling programs in the Gulf of Mexico and increased competitive pricing pressure in the U.S. market. Revenues outside North America declined 20 percent period-to-period primarily associated with the reduced number of offshore programs in the North Sea market as well as lower exploration and production spending in the Former Soviet Union. For the nine months ended September 30, 2009, consolidated revenues were $6.23 billion, a decline of 19 percent from the comparable 2008 period. Approximately three-quarters of the revenue decrease was reported in North American operations, reflecting the significant downturn in energy-related business activities and, to a lesser extent, competitive pricing pressures.

Gross profit for the third quarter of 2009 totaled $499.7 million. Gross profit margins were 26.6 percent for the third quarter, down 5.2 percentage points from the prior-year period due primarily to the significant decline in revenue volumes together with increased competitive pricing pressure in the U.S. market. Changes in the relative business also contributed to the period-to-period margin decline. For the nine-month period ended September 30, 2009, gross profit totaled $1.72 billion. Gross profit margins were 27.6 percent for the first nine months of 2009, a 4.8 percentage point decline from the comparable prior-year levels. The reported gross margin erosion primarily reflects a significant decline in overall market activity as well as pricing deterioration experienced in a number of the Company’s U.S. product and service offerings.
Selling, general and administrative expenses totaled $398.4 million for the quarter, a 14 percent decrease from the amount reported in the 2008 period. Excluding the impact of $13.0 million of employee severance-related charges incurred in the September 2009 period, operating expenses decreased $78.3 million from the third quarter of 2008. The period-to-period decline reflects reductions in variable-based expenses associated with lower business volumes, which were partially offset by inclusion for a full quarter of incremental costs associated with the W-H sales and administrative functions. For the nine months ended September 30, 2009, selling, general and administrative expenses were $1.24 billion, a three percent decrease from the level reported in 2008. After excluding $60.8 million in expenses associated with personnel reductions and other related cost-control activities, operating expenses declined $100.1 million from the first nine months of 2008. The decline in variable-based expenses, resulting from the reduction in activity levels and personnel reductions, was partially offset by incremental costs associated with the W-H operations.
Net interest expense, which represents interest expense less interest income, equaled $39.9 million in the third quarter of 2009. Net interest expense increased $16.5 million and $54.8 million from the prior-year quarter and first nine months of 2008, respectively, reflecting incremental borrowings required to fund the W-H acquisition and, to a lesser extent, higher interest rates associated with the refinancing of short-term indebtedness with a fixed-rate debt issuance during the first quarter of 2009.
The effective tax rate for the third quarter of 2009 was 28.8 percent, a decline of 3.8 percentage points from the prior-year period reflecting a shift in pre-tax earnings towards the M-I SWACO operations which, due to the partnership structure in the United States, reports a slightly lower effective rate. For the nine-month period ended September 30, 2009, the effective tax rate approximated 31.6 percent, consistent with the comparable prior-year period. The effective tax rates were lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the noncontrolling interest partner is directly responsible for its related income taxes. The Company consolidates the pretax income related to the noncontrolling partner’s share of U.S. partnership earnings but excludes the related tax provision.
Noncontrolling interests reflect the portion of the results of majority-owned operations that are applicable to noncontrolling ownership interests. Noncontrolling interests were $36.3 million and $90.8 million below amounts reported in the prior-year quarter and first nine months of 2008, respectively, associated with a decline in profitability levels in the M-I SWACO joint venture and, to a lesser extent, the CE Franklin, Ltd. operations.
Liquidity and Capital Resources
General
At September 30, 2009, cash and cash equivalents equaled $281.5 million. During the first nine months of 2009, the Company generated $933.9 million of cash flows from operations, materially above the amount reported in the prior-year period, as the impact of reduced year-on-year profitability levels related to the sharp downturn in drilling activity was more than offset by the related reduction in working capital investment.
Cash flows used in investing activities for the September 2009 period totaled $150.9 million, a decline of $1.7 billion from the prior-year period. The decrease from the prior-year period reflects lower acquisition funding, as the comparable period includes the acquisition of W-H while the current period includes the sale of certain non-core businesses acquired in connection with the W-H transaction. Excluding the impact of these activities, cash flows used in investing activities were $21.9 million below prior-year levels reflecting reductions in capital investment. The Company invested $200.9 million in property, plant and equipment during the first nine months of 2009, after taking into consideration cash proceeds arising from certain asset disposals.
Projected net capital expenditures for 2009 are expected to total $270 million, approximately $100 million below the spending levels reported in the prior fiscal year. A significant portion of the planned capital investment relates to purchases towards routine additions of equipment and rental tools to maintain the existing capital equipment base and certain rental tool additions for directional drilling operations to support geographic expansion efforts outside the United States.

Cash flows used in financing activities totaled $668.2 million for the nine months ended September 30, 2009, as compared to $1.45 billion of cash provided by financing activities in the comparable prior-year period, reflecting the debt financing required to fund the W-H transaction.
The Company’s operating cash flow performance enabled the funding of investing activities, $184.9 million of combined common stock dividend and noncontrolling joint venture partner distributions and other financing-related outflows, while still having sufficient capacity to repay $433.2 million of outstanding borrowings under various loan agreements.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flows generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities.  During the third quarter of 2009, the Company entered into a $375.0 million revolving credit facility with a syndicate of financial institutions. The 364-day revolving credit agreement replaced an undrawn $525.0 million term loan facility. As of September 30, 2009, the Company had no borrowings outstanding and $10 million of letters of credit issued under various U.S. revolving credit facilities, resulting in $800.0 million of capacity available for future operating or investing needs.  Revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs, had available borrowing capacity of $192.5 million as of September 30, 2009. Total available borrowing capacity under revolving credit facilities as of September 30, 2009 was $992.5 million, which together with cash and cash equivalents of $281.5 million on-hand is available to finance the capital expenditure and working capital needs of the Company.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed.  The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets.  The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements.  As of September 30, 2009, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity.  Management believes internally-generated cash flow combined with capacity available under existing credit facilities and cash and cash equivalents on-hand will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.
Management continues to evaluate opportunities to acquire products or businesses complementary to the Company’s operations. In addition to such potential external acquisition candidates, both we and our M-I SWACO joint venture partner can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner's offer to sell is not accepted, such party is obligated to purchase the other party's interest at the same valuation per interest. The purchase of the M-I SWACO interest, if it is offered to us, or additional acquisitions, if they arise, may require debt, equity or other financing and may involve the use of available cash.
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
The Company’s Board of Directors has authorized a share repurchase program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. No shares were repurchased during the third quarter of 2009, accordingly the Company had approximately 15.2 million shares remaining under the current authorization as of September 30, 2009. Future repurchases under the program may be executed from time to time in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.

Commitments and Contingencies
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.2 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $255.2 million of standby letters of credit and bid, performance and surety bonds at September 30, 2009. Management does not expect any material amounts to be drawn on these instruments.
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
Contingent Commitments
The Company has certain contractual arrangements that would require it to make payments if certain circumstances occur. These commitments include contingent consideration to be paid in connection with acquisitions and put/call arrangements on certain joint venture interests, which would require the Company to make payments to acquire certain assets or ownership interests.
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
In June 2009, the FASB established that the Accounting Standards Codification (the “Codification” or “ASC”) will be the single official source of authoritative U.S. generally accepted accounting principles, except for rules and interpretive releases of the Commission, which are sources of authoritative guidance for SEC registrants. During the third quarter 2009, the Company adopted and included the references required by the Codification. There are no other changes to the Company’s financial statements as a result of implementing the Codification.
During the first quarter of 2009, the Company adopted ASC 805 (formerly SFAS No. 141(R), “Business Combinations”) which revises the accounting and disclosure requirements for acquisition transactions. The standard differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the Company will be required to estimate contingent assets, liabilities and transaction-related consideration as of the purchase date, with future changes in the underlying estimates recognized in the statement of operations. Finally, the standard requires the Company to reflect any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions as income tax expense rather than an adjustment to goodwill.
Effective January 1, 2009, the Company implemented ASC 810 (formerly SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”) which modifies the accounting and disclosure requirements for subsidiaries, which are not wholly-owned. In accordance with the provisions of the standard, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated condensed balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.
During the first quarter of 2009, the Company adopted ASC 815 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”) which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.
During the second quarter of 2009, the Company adopted ASC 825 (formerly FASB Staff Position No. 107-1) and ASC 270 (formerly Accounting Principles Board Opinion No. 28-1, “Interim Disclosure about Fair Value of Financial Instruments”) which requires additional fair value disclosure with respect to financial instruments in the Company’s interim financial statements.
During the second quarter of 2009, the Company adopted the provisions of ASC 855 (formerly SFAS No. 165, “Subsequent Events”) which requires disclosure with respect to the Company’s subsequent events review, including the date through which such review was completed.
Accounting Pronouncements Not Yet Effective
During the second quarter of 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends previous guidance on the consolidation of variable interest entities (“VIE”).  The standard modifies how an enterprise determines the primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach. Such assessment will be required to be performed on a continuous basis and is influenced by, among other things, an enterprise’s ability to direct the most significant activities that influence the VIE’s operating performance. The Company is currently evaluating the new standard, which will be adopted on January 1, 2010.
In October 2009, the FASB issued an update to existing guidance with respect to revenue recognition for arrangements with multiple deliverables.  This update will allow allocation of consideration received for qualified separate deliverables based on estimated selling price for both delivered and undelivered items when vendor-specific or third-party evidence is not available.  Additionally, disclosure of the nature of multiple element arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company is currently evaluating this update, which will be adopted for new revenue arrangements entered into or materially modified beginning January 1, 2011.
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
The Company’s exposure to interest rate changes is managed through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. Due to the refinancing of a bridge loan with a fixed-rate public debt issuance during the first nine months of 2009, 68 percent of the Company’s total debt carried a fixed interest rate as of September 30, 2009, which compares to 20 percent as of December 31, 2008. Management believes that it will be able to manage its remaining exposure to variable-rate debt instruments, if required, with interest rate contracts. Accordingly, significant interest rate changes are not expected to have a material near-term impact on the Company’s future earnings or cash flows.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2009. Based upon that evaluation, our principal executive and financial officers concluded that as of September 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The deterioration in the global business environment has led to a significant reduction in commodity prices compared to one year ago, which has contributed to lower cash flow generation for exploration and production companies. In addition, a reduction in the availability and increased cost of financing has had a significant impact on a number of our customers.  These factors could contribute to a material decline in our customers’ spending levels which may continue or accelerate. In response to such decline, we must manage our costs, including our workforce levels, to match the decline. A continued reduction in the level of future investment or our inability to reduce our costs sufficiently to match the material slowdown in U.S. drilling activity could have a material adverse effect on our results of operations, financial condition and cash flows.

     Moreover, if the business environment experiences a significant deterioration from current levels, we may be required to record a goodwill impairment loss, which could have a material adverse effect on our results of operations and our compliance with applicable debt covenants.
The financial and credit market environment may limit our ability to expand our business through acquisitions and to fund necessary expenditures.
     The global financial and credit market environment has limited the availability of financing and increased costs when available. Any inability to access the credit and capital markets could limit our ability to make significant business acquisitions and pursue business opportunities. Both we and our M-I SWACO joint venture partner can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at the same valuation per interest. If we agree to purchase our partner’s joint venture interest, whether pursuant to these provisions or otherwise, we would need to fund the transaction. Our funding could include issuing equity, resulting in dilution to our existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. This financing and/or use of cash could impact our ability to fund working capital requirements, make capital expenditures and investments or fund other general corporate requirements, and could limit our ability to make future acquisitions. Should we instead not purchase the other party’s interest, we would no longer have an interest in the joint venture. The failure to pursue significant acquisition opportunities, or the consequences of seeking waivers, issuing equity or obtaining other financing, could have a material adverse effect on our future results of operations, financial condition and cash flows.
Smith is dependent on the level of oil and natural gas exploration and development activities.
     Demand for Smith’s products and services is dependent upon the level of oil and natural gas exploration and development activities. The level of worldwide oil and natural gas development activities is primarily influenced by the price of oil and natural gas, as well as price expectations. The current state of world economies could lead to further weakness in exploration and production spending levels – further reducing demand for the Company’s products and services and adversely impacting future results. In addition to oil and natural gas prices, the following factors impact exploration and development activity and may lead to significant changes in worldwide activity levels:
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
     Smith operates in a highly competitive business environment. Accordingly, demand for Smith’s products and services is largely dependent on its ability to provide leading-edge, technology-based solutions that reduce the operator’s overall cost of developing energy assets and to commercialize performance-driven new technology. If competitive or other market conditions impact Smith’s ability to continue providing superior-performing product offerings, Smith’s financial condition, results of operations or cash flows could be adversely impacted.

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
Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.
     Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s Board of Directors has approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the third quarter of 2009, the Company did not repurchase any shares of common stock under the program. The number of shares that may be purchased under the program as of September 30, 2009 is 15,158,913. Prior to June 30, 2009, the Company has repurchased approximately 4.8 million shares at an average cost of $43.61 per share under the program. The acquired shares have been added to the Company’s treasury stock holdings. Certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax withholding obligations. These shares are not considered acquisitions under the Company’s share repurchase program.
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

10.1	-	Credit Agreement dated as of July 24, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Wells Fargo Bank, N.A., as syndication agent Calyon New York Branch, as senior managing agent, and DNB NOR Bank ASA and Wells Fargo Securities, LLC as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated July 24, 2009 and incorporated herein by reference.

10.2	-	Separation Agreement dated September 25, 2009, executed on September 28, 2009, between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated September 28, 2009 and incorporated herein by reference.

10.3	-	Form of General Release between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated September 28, 2009 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**		The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant

Date: November 9, 2009	/s/ John Yearwood

John Yearwood
Chief Executive Officer, President and Chief Operating Officer

Date: November 9, 2009	/s/ William Restrepo

William Restrepo
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

10.1	-	Credit Agreement dated as of July 24, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Wells Fargo Bank, N.A., as syndication agent Calyon New York Branch, as senior managing agent, and DNB NOR Bank ASA and Wells Fargo Securities, LLC as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated July 24, 2009 and incorporated herein by reference.

10.2	-	Separation Agreement dated September 25, 2009, executed on September 28, 2009, between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.1 to the Company’s report on Form 8-K dated September 28, 2009 and incorporated herein by reference.

10.3	-	Form of General Release between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated September 28, 2009 and incorporated herein by reference.

31.1*	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**		The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.