Form 10-K
period 2009-12-31
SMITH INTERNATIONAL INC
filed 2010-03-01
CIK 721083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-8514

SMITH INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3822631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Rankin Road Houston, Texas	77073 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (281) 443-3370
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Preferred Share Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates on June 30, 2009 was $5,614,831,358 (218,051,703) shares at the closing price on the New York Stock Exchange of $25.75. On June 30, 2009, 236,995,440 shares of common stock were outstanding, including shares held in Treasury. For this purpose all shares held by officers and directors and their respective affiliates are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

There were 248,412,065 shares of common stock outstanding, net of shares held in Treasury, on February 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the Registrant’s 2010 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form.

PART I

Item 1.	Business

General

Smith International, Inc. is a leading global provider of premium products and services used during the drilling, completion and production phases of oil and natural gas exploration and development activities. As used herein, “Smith,” the “Company,” “we,” “our” and “us” may refer to Smith International, Inc. and/or its subsidiaries.

The Company was incorporated in the state of California in January 1937 and reincorporated under Delaware law in May 1983. The Company’s executive offices are headquartered at 1310 Rankin Road, Houston, Texas 77073 and its telephone number is (281) 443-3370. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.smith.com as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Benefits Committee and Nominating and Corporate Governance Committee are also available on the Investor Relations section of the Company’s website. The Company intends to disclose on its website any amendments or waivers to its Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. Printed copies of these documents are available without charge to stockholders upon request.

Our business is segregated into three operating segments, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results. We provide a comprehensive line of technologically-advanced products and engineering services, including drilling and completion fluid systems, solids-control and separation equipment, waste-management services, three-cone and diamond drill bits, borehole enlargement services, tubulars, directional systems, measurement-while-drilling and logging-while-drilling services, coiled tubing, cased-hole wireline and other complementary downhole tools and services. The Company also offers supply-chain management solutions through an extensive North American branch network providing pipe, valves and fittings as well as mill, safety and other maintenance products.

Financial information regarding reportable segments and international operations appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Additional information related to business combinations appears in Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Recent Developments

Schlumberger Limited Merger Agreement

On February 21, 2010, the Company, Schlumberger Limited (“Schlumberger”) and Turnberry Merger Sub, Inc., a wholly-owned subsidiary of Schlumberger, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Turnberry Merger Sub, Inc. will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Schlumberger, and each share of Company common stock will be converted into the right to receive 0.6966 shares of Schlumberger common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the stockholders of the Company, (ii) applicable regulatory approvals, including the termination or expiration of the applicable waiting period (and any extensions thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and European Community merger regulations, and (iii) other customary closing conditions.

Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new capital stock or equity awards, or entering into new material contracts or commitments outside the ordinary course of business, without the consent of Schlumberger.

Stockholder Litigation

Subsequent to the announcement of the proposed combination of the Company and Schlumberger and through February 25, 2010, four putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors in the District Court of Harris County, Texas, challenging the proposed transaction. One of the lawsuits also names Schlumberger and one of its affiliates as defendants. The lawsuits variously allege that the Company’s directors breached their fiduciary duties by, among other things, causing Smith to enter into the proposed transaction at an allegedly inadequate and unfair price and agreeing to transaction terms that improperly inhibit alternative transactions. One of the lawsuits separately alleges that the Company aided and abetted the directors’ breaches of fiduciary duties, and another of the lawsuits alleges that Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The various complaints seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees. The Company believes that the lawsuits are without merit and intends to defend these lawsuits vigorously.

Where to Find Additional Information

Additional information about Schlumberger is included in documents that it has filed with the Securities and Exchange Commission. Additional information concerning the Merger is contained in Item 1A, Risk Factors, and in the proxy statement/prospectus and registration statement to be filed with the Securities and Exchange Commission. STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND REGISTRATION STATEMENT REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. These materials will be made available to the stockholders of Smith at no expense to them. Investors and security holders will be able to obtain the documents (when available) free of charge at the Securities and Exchange Commission’s website, www.sec.gov. In addition, such materials (and all other documents filed with the Securities and Exchange Commission) will be available free of charge at www.smith.com or www.slb.com. Such documents are not currently available. You may also read and copy any reports, statements and other information filed by Smith or Schlumberger with the Securities and Exchange Commission at the Securities and Exchange Commission public reference room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the Securities and Exchange Commission at (800) 732-0330 or visit the Securities and Exchange Commission’s website for further information on its public reference room.

Each company’s directors and executive officers and other persons may be deemed, under Securities and Exchange Commission rules, to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding Schlumberger’s directors and officers can be found in its preliminary proxy statement filed with the Securities and Exchange Commission on February 9, 2010 and information regarding Smith’s directors and officers can be found in its proxy statement filed with the Securities and Exchange Commission on April 13, 2009. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the transaction, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the Securities and Exchange Commission when they become available.

Business Operations

M-I SWACO Segment

M-I SWACO, a majority-owned joint venture operation, is a leading supplier of drilling fluid systems engineered to improve wellbore quality and increase drilling performance. We also offer a broad range of waste management equipment and services, provide completion fluids and related tools and supply oilfield production chemicals.

M-I SWACO accounted for just over half of our total revenues in 2009, with more than three-quarters of the business concentrated in markets outside North America. Approximately 65 percent of M-I SWACO’s revenues relate to drilling fluid systems and related services, 20 percent to environmental and process solutions and the remainder is comprised of completion fluids, completion tools and production chemical offerings.

Drilling fluid systems are used to cool and lubricate the drill bit, contain formation pressures, suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Fluids are pumped downhole during drilling operations and are later returned to the surface where drill cuttings are removed, the fluid is reconditioned and then circulated back through the drill string. Fluid systems are engineered for specific drilling applications and reservoir environments to optimize drilling operations, typically combining a blend of weighting materials with a broad range of chemical additives to yield required performance characteristics.

Environmental and process solutions involve a wide array of equipment and services used to remove drill cuttings from the fluid system and collect, treat and dispose of drilling waste. Engineered screens, shakers and centrifuges are typically used to perform these services, resulting in extended fluid life, increased rates of penetration and reduced wear on sensitive directional drilling and other downhole equipment. Waste treatment services encompass a range of activities, including water treatment, site assessment, pit closure and remediation, drill cuttings injection and thermal processing.

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

M-I SWACO’s primary competitors are Halliburton Company (“Halliburton”), Baker Hughes, Inc. (“Baker Hughes”) and Newpark Resources, Inc. Competition for drilling and completion fluids is based on a number of factors, including product quality and availability, wellsite engineering services, technical support, service response and price. Competition for our environmental and process solutions is based on product availability, equipment performance, technical support and price.

Smith Oilfield Segment

The Smith Oilfield operations provide a comprehensive suite of premium products and services used in oil and natural gas development activities.

The segment accounted for 27 percent of our total revenues in 2009, with 57 percent of the business base focused in the North American region. We are a global leader in the design, manufacture and marketing of drill bits and borehole enlargement tools, which on a combined basis, represents the segment’s largest product revenue component. The segment is also a leading supplier of drilling tools and services, tubulars, completion services and other related downhole solutions. The following provides a discussion of drill bits and borehole enlargement tools, directional drilling services and other key product offerings of the segment.

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

Premium tubular drill string components, such as drill collars and Hevi-Watetm drill pipe, are manufactured by Smith Oilfield in accordance with customer specifications while certain conventional drill pipe products are purchased for resale. In addition to the tubular product offerings, we offer proprietary downhole impact tools such as drilling jars and accelerators which can be added to the drill string to address potential drilling problems which may be encountered, including stuck pipe.

A variety of products and services are employed by operators after drilling is complete to bring the well online and to workover mature fields in a state of declining production. We provide a suite of completion and production related operations, including coiled tubing and cased-hole wireline services, packers and liner hangers. Coiled tubing and cased-hole wireline equipment, together with experienced personnel, are used in a variety of applications over the life of the well, such as perforating, wellbore cleanout and stimulation, cased-hole logging, and other intervention services. Engineered and manufactured products include production and service packers, which provide zonal isolation within the wellbore to direct oil and gas flow to the surface, and liner hangers for suspension of casing liners in deeper wells.

Fishing tools and services assist in locating, freeing and retrieving damaged or stuck tubulars, drilling tools or other non-drillable items in the wellbore, alleviating the need to drill around or abandon the well. Casing exit and multi-lateral systems allow the operator to divert around obstructions in the main wellbore or to reach multiple production zones from the main wellbore.

Smith Oilfield also leverages its proprietary suite of modeling and design software and application data together with its comprehensive product and service offerings to optimize the creation of the wellbore. Predictive knowledge gained through offset wells, product design and highly-trained engineers allows us to simulate the downhole environment to optimize bottom hole assembly components, drilling parameters and fluid hydraulics. Through collaborative exchanges with the clients’ engineers and rig-based drilling teams, we can test drill the well in a virtual environment to fully understand the application-specific challenges and effectively apply appropriate products and technologies to deliver enhanced performance improvement prior to beginning the drilling process.

Smith Oilfield’s major competitors in the drill bit business include Baker Hughes, Halliburton and National Oilwell Varco, Inc. (“National Oilwell”). With respect to drilling and completion services and tools, the segment’s primary competitors include Halliburton, Schlumberger, Baker Hughes and Weatherford International Ltd. (“Weatherford”). Competition for Smith Oilfield’s operations is based on a number of factors, including performance, price, reliability, experience and capabilities of service personnel, breadth of products and service offerings, and response time.

Distribution Segment

The Company’s Distribution operations provide products and services to the energy, refining, petrochemical, power generation and mining industries. The Distribution segment consists of the operations of our wholly-owned subsidiary, Wilson International, Inc. (“Wilson”) and a majority-owned interest in C.E. Franklin Ltd., a publicly-traded Canadian distribution company. We operate an extensive network of supply branches, service centers and sales offices through which we market pipe, valves and fittings as well as mill, safety and other maintenance products, predominately in the United States and Canada. In addition, we provide warehouse management, vendor integration and various surplus and inventory management services. The majority of our operations are focused on the distribution of maintenance, repair and operating supplies and equipment with the remainder associated with line pipe and automated valve products (including valve, actuator and control packages).

This segment accounted for 22 percent of our total revenues in 2009, with 95 percent of the business base concentrated in North America. Approximately three-quarters of the Distribution segment’s revenues were generated in the energy sector, which includes companies with operations in the petroleum industry’s pipeline sector and exploration and production companies. The remainder related to sales in the downstream and industrial market, including refineries, petrochemical and power generation plants and other energy-focused operations.

Our competitors in the energy sector operations include National Oilwell, McJunkin Red Man Corporation (“McJunkin”) and a significant number of smaller, locally-based operations. Our competitors in the downstream and industrial market include Hagemeyer NV, Ferguson Enterprises, Inc., McJunkin and W.W. Grainger, Inc. The distribution market is highly competitive involving numerous factors, including price, experience, customer service and equipment availability.

Non-U.S. Operations

Sales to oil and gas exploration and production markets outside the United States are a key strategic focus of Smith’s management. The Company markets its products and services through subsidiaries, joint ventures and sales agents located in virtually all petroleum-producing areas of the world, including Canada, Latin America, Europe/Africa and Middle East/Asia. Approximately 60 percent, 53 percent and 55 percent of the Company’s revenues in 2009, 2008 and 2007, respectively, were derived from equipment or services sold or provided outside the United States. The Company’s Distribution operations constitute 22 percent of the consolidated revenue base and are concentrated in North America which masks the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution operations, approximately 69 percent, 63 percent and 64 percent of the Company’s revenues were generated in non-U.S. markets in 2009, 2008 and 2007, respectively.

Smith has limited operations in countries which are subject to trade or economic sanctions or other restrictions imposed by the U.S. government. These countries include Iran, Syria and Sudan. Smith’s operations in these countries are conducted through non-U.S. wholly and partially owned affiliates. The Company is actively pursuing the termination of all business activities in Iran and Sudan. Approximately one percent of Smith’s annual revenue in each of the last three years was derived from these countries. Smith does not believe such to be strategically significant to its worldwide operations as a whole.

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

Sales and Distribution

Sales and service efforts are directed to end users in the exploration and production industry, including major and independent oil companies, national oil companies and independent drilling contractors. The Company’s products and services are primarily marketed through the direct sales force of each operating segment. In certain markets where direct sales efforts are not practicable, the Company utilizes independent sales agents, distributors or joint ventures.

The Company maintains field service centers, which function as a base for its global sales force and support the distribution and processing of our products and technologies, as well as the repair and maintenance of our rental equipment, in all major oil and gas producing regions of the world. The location of these service centers near the Company’s customers is an important factor in maintaining favorable customer relations.

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

Raw Materials

Through its company-owned mines in and outside the United States, M-I SWACO has the capability to produce a large portion of its requirements for barite and bentonite, which are typically added to engineered drilling fluid systems. Barite reserves are mined in the United States, the United Kingdom and Morocco. Bentonite is produced from ore deposits in the United States. Mining exploration activities continue worldwide to locate and evaluate ore bodies to ensure deposits are readily available for production when market conditions dictate. In addition to its own production, M-I SWACO purchases the majority of its worldwide barite requirement from suppliers outside the United States, mainly the People’s Republic of China, India and Morocco.

The Company purchases a variety of raw materials for the Smith Oilfield segment, including alloy and stainless steel bars, tungsten carbide inserts and forgings. Generally, the Company is not dependent on any single source of supply for any of its raw materials or purchased components, and believes that numerous alternative supply sources are available for all such materials. The Company does not currently expect any material interruption in supply, but there can be no assurance that there will be no price or supply issues over the long term.

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

The Company has historically invested significant resources in research and engineering in order to provide customers with broader product offerings and technologically-advanced products and services. The Company’s expenditures for research and engineering activities are attributable to the Company’s M-I SWACO and Smith Oilfield segments and totaled $141.0 million in 2009, $129.4 million in 2008 and $110.7 million in 2007. Research and engineering expenditures approximated 2.2 percent, 1.6 percent and 1.7 percent of the Company’s oilfield-related operations revenues in 2009, 2008 and 2007, respectively.

Although the Company has over 6,300 issued and pending patents and regards its patents and patent applications as important in the operation of its business, it does not believe that any significant portion of its business is materially dependent upon any single patent.

Employees

At December 31, 2009, the Company had 21,931 full-time employees throughout the world. Most of the Company’s employees in the United States are not covered by collective bargaining agreements except in certain U.S. mining operations of M-I SWACO and several distribution locations of Wilson. The Company considers its labor relations to be satisfactory.

Officers of the Registrant

The table below sets forth, as of February 25, 2010, the names and ages of the executive officers of the Company, including all positions and offices held by each in the past five years. Positions, unless otherwise specified, are with the Company.

Name and Age	Principal Current Occupation and Other Significant Positions Held
Doug Rock(63)	Chairman of the Board, since February 1991; Special Executive Advisor to the Chief Executive Officer, since January 2009; Chief Executive Officer, President and Chief Operating Officer, March 1989 to December 2008; Joined the Company in June 1974.
John Yearwood(50)	Chief Executive Officer, President and Chief Operating Officer, since January 2009; Executive Vice President and President of Smith Completion and Production, August 2008 to December 2008; Member of the Board, since December 2006; Senior Advisor to the Chief Executive Officer of Schlumberger, March 2006 to May 2008; Various positions at Schlumberger (most recently, President – North and South America, Oilfield Services), September 1980 to March 2006; Joined the Company as an employee in August 2008.
William Restrepo(50)	Senior Vice President, Chief Financial Officer and Treasurer, since October 2009; Executive Vice President, Chief Financial Officer and Secretary of Seitel, Inc., July 2005 to September 2009; Various financial and operational positions at Schlumberger (most recently, Vice President of Finance – North and South America, Oilfield Services), August 1985 to June 2005. Joined the Company in October 2009.
Malcolm W. Anderson(62)	Senior Vice President, Human Resources, since December 2006; Vice President, Human Resources, May 2004 to November 2006. Joined the Company in May 2004.
Richard E. Chandler, Jr.(53)	Senior Vice President and Secretary, since January 2006; General Counsel, since August 2005; Senior Vice President – Administration, General Counsel and Secretary of M-I SWACO, January 2004 to July 2005. Joined predecessor to M-I SWACO in December 1986.
Bryan L. Dudman(53)	Executive Vice President and President, Smith Drilling and Evaluation, since August 2008; President, Smith Services, January 2006 to July 2008; Senior Vice President Western Hemisphere Operations of M-I SWACO, May 1994 to December 2005; Joined the Company in January 1979.
John J. Kennedy(57)	President and Chief Executive Officer of Wilson, since June 1999; Joined the Company in November 1986.
Christopher I.S. Rivers(55)	President and Chief Executive Officer of M-I SWACO, since January 2009; Chief Operating Officer of M-I SWACO, October 2008 to December 2008; Executive Vice President Product Segments of M-I SWACO, April 2006 to September 2008; Vice President Eastern Hemisphere of M-I SWACO, January 2005 to March 2006; Joined the Company in July 1977.
Norman A. Mckay(50)	Executive Vice President and President of Smith Technologies, since November 2009; President Eastern Hemisphere of Exterran Holdings, Inc., April 2005 to October 2009; Various operational and management positions at Schlumberger (most recently Global Account Director, Oilfield Services), September 1981 to April 2005; Joined the Company in November 2009.
Peter J. Pintar(51)	Vice President Corporate Strategy and Development, since September 2005; Various positions at DTE Energy Company, including Director, Corporate Development, Managing Director, Venture Capital Investments; and Director, Investor Relations, October 1997 to August 2005; Joined the Company in September 2005.
Lee A. Turner(62)	Vice President QHSE, since January 2009; Vice President QHSE of M-I SWACO, January 2005 to December 2008; Joined M-I SWACO in January 2005.
Brian E. Taylor(47)	Vice President and Controller since September 2009; Various financial positions within the Company (most recently Vice President – Finance), June 2002 to August 2009; Vice President and Controller, September 1999 to May 2002; Joined the Company in September 1999.
Geraldine D. Wilde(59)	Vice President, Taxes and Assistant Treasurer, since February 1998; Joined predecessor to M-I SWACO in December 1986.

All officers of the Company are elected annually by the Board of Directors. They hold office until their successors are elected and qualified. There are no family relationships between the officers of the Company.

Item 1A.	Risk Factors

This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, overall demand for and pricing of the Company’s products and services, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, changes in laws or regulations, and other risk factors that are discussed below, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

You should consider the following important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

Risks Related To Our Business

The significant deterioration in the global business environment and related factors could adversely impact our financial condition and results of operations.

The deterioration in the global business environment has led to a significant reduction in commodity prices from average levels reported in 2008, which has contributed to lower cash flow generation for oil and natural gas exploration and production companies. In addition, the reduction in the availability and increased cost of financing which began in the second half of 2008 had a significant impact on a number of our customers. These factors, if continued or worsened, could contribute to a sustained or further decline in our customers’ spending levels. As a result, we must manage our costs, including our workforce levels, to match the decline. A continued reduction in the level of future investment or our inability to reduce our costs sufficiently to match the material slowdown in drilling activity could have a material adverse effect on our results of operations, financial condition and cash flows.

Moreover, if the business environment experiences a significant deterioration from current levels, we may be required to record goodwill and/or other intangible asset impairment losses, which could have a material adverse effect on our results of operations and financial condition and our compliance with applicable debt covenants.

The financial and credit market environment may limit our ability to expand our business through acquisitions and to fund necessary expenditures.

The global financial and credit market environment has, at times, limited the availability of financing and increased costs when available. Any inability to access the credit and capital markets could limit our ability to make significant business acquisitions and pursue business opportunities. On February 21, 2010, we and Schlumberger entered into an Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of Schlumberger will merge with and into us and we will become a wholly-owned subsidiary of Schlumberger. If the Merger is not consummated, either we or our M-I SWACO joint venture partner, Schlumberger, can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at the same valuation per interest. If we agree to purchase Schlumberger’s joint venture interest, whether pursuant to these provisions or otherwise, we would need to fund the transaction. Our funding could include issuing equity, resulting in dilution to our existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. This financing and/or use of cash could impact our ability to fund working capital requirements, make capital expenditures and investments or fund other general corporate requirements, and could limit our ability to make future acquisitions. Should we instead not purchase Schlumberger’s interest, we would no longer have an interest in the joint venture. The failure to pursue significant acquisition opportunities, or the consequences of seeking waivers, issuing equity or obtaining other financing, could have a material adverse effect on our future results of operations, financial condition and cash flows.

We are dependent on the level of oil and natural gas exploration and development activities.

Demand for our products and services is dependent upon the level of oil and natural gas exploration and development activities. The level of worldwide oil and natural gas development activities is primarily influenced by the price of oil and natural gas, as well as price expectations. The current state of world economies could lead to further weakness in exploration and production spending levels, further reducing demand for our products and services and adversely impacting future results. In addition to oil and natural gas prices, the following factors impact exploration and development activity and may lead to significant changes in worldwide activity levels:

•	overall level of global economic growth and activity;

•	actual and perceived changes in the supply of and demand for oil and natural gas;

•	political stability and policies of oil-producing countries;

•	finding and development costs of operators;

•	decline and depletion rates for oil and natural gas wells;

•	seasonal weather conditions that temporarily curtail drilling operations; and

•	laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change.

Changes in any of these factors could adversely impact our financial condition, results of operations or cash flows.

A significant portion of our revenue is derived in markets outside of North America.

We are a multinational oilfield service company and generate the majority of our oilfield-related revenues in markets outside of North America. Changes in conditions within certain countries that have historically experienced a high degree of political and/or economic instability could adversely impact our operations in such countries and as a result our financial condition, results of operations or cash flows. Additional risks inherent in our non-North American business activities include:

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots and terrorist acts;

•	unexpected changes in regulatory requirements affecting oil and natural gas exploration and development activities;

•	fluctuations in currency exchange rates and the value of the U.S. dollar;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	governmental actions that result in the deprivation of contract or proprietary rights in the countries in which we operate; and

•	governmental sanctions.

We operate in a highly technical and competitive environment.

We operate in a highly competitive business environment. Accordingly, demand for our products and services is largely dependent on our ability to provide leading-edge, technology-based solutions that reduce the operator’s overall cost of developing energy assets and to commercialize performance-driven new technology. If competitive or other market conditions impact our ability to continue providing superior-performing product offerings, our financial condition, results of operations or cash flows could be adversely impacted.

Regulatory compliance costs and liabilities could adversely impact our earnings and cash available for operations.

We are exposed to a variety of federal, state, local and international laws and regulations relating to matters such as the use of hazardous materials, health and safety, labor and employment, import/export control, currency exchange, bribery, corruption and taxation, and the environment, including laws and regulations governing air emissions, wastewater discharges and waste management. These laws and regulations are complex, change frequently and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact our financial condition, results of operations or cash flows. For example, the adoption of more stringent laws and regulations that curtailed either directly or indirectly the level of oil and natural gas exploration and development activities could adversely affect our operations by limiting demand for our products and services.

Our industry is experiencing more litigation involving claims of infringement of intellectual property rights.

Over the past years, the industry in which we operate has experienced increased litigation related to the infringement of intellectual property rights. Although no material matters are pending or threatened at this time, we, as well as certain of our competitors, have been named as defendants in various intellectual property matters in the past. These types of claims are typically costly to defend, involve the risk of monetary judgments that, in certain circumstances, are subject to being enhanced and are often brought in venues that have proved to be favorable to plaintiffs. If we are served with any intellectual property claims that we are unsuccessful in defending, it could adversely impact our results of operations, financial condition and cash flows.

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, and incarceration of our employees or restrictions on our operations. We have received an administrative subpoena with respect to our historical business practices in Iran and Sudan. We are conducting a review of our business activities involving Iran and Sudan, and are actively pursuing the termination of all business activities in Iran and Sudan. While the nature and scope of issues that may emerge from this review are yet to be determined, there is a risk that we could identify violations of U.S. sanctions laws, which if pursued by regulatory authorities, could result in administrative or criminal penalties which in certain circumstances could adversely impact our results of operations, financial condition and cash flows.

Our business may be affected by market or regulatory responses to climate change.

Climate change and greenhouse gas emissions are the subject of a significant attention within and outside the United States. Future environmental regulatory developments (such as restrictions, caps, taxes, or other controls) could adversely influence the cost of and demand for oil and natural gas. A reduction in demand for these commodities may result in a decline in exploration and production spending by our customers, which in turn could adversely impact demand and pricing for our products and services. Additionally, restrictions on emissions or other climate change related mandates could result in significant increases in the cost of our goods and services. There is no assurance that in response to escalating expenses, we could increase our prices to customers sufficiently to mitigate the financial impact of such cost expansion. These factors, individually or together, or other unforeseen impacts of climate change regulation could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to the Pending Merger with Schlumberger

Our ability to complete the Schlumberger Merger is subject to stockholder approval, certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

The Merger Agreement contains certain closing conditions including approval of the Merger by Smith stockholders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred to either company. In addition, we will be unable to complete the merger until we receive approvals from the Department of Justice, the Federal Trade Commission, the European Commission and various other governmental entities. Regulatory entities may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require us to accept conditions from these regulators that could adversely impact the combined company. We can provide no assurance that we will satisfy the various closing conditions and obtain the necessary approvals or that any required conditions will not materially adversely affect us following the Merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Merger.

Failure to complete the Merger could negatively impact us.

If the Merger is not completed, our ongoing businesses and the market price of our common stock may be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay a termination fee of $340 million; having to pay certain costs relating to the proposed merger, and diverting the focus of management from pursuing other opportunities that could be beneficial to us, in each case, without realizing any of the benefits of having the Merger completed.

The pendency of the Merger could adversely affect us.

In connection with the pending Merger, some of our customers may delay or defer purchasing decisions, which could negatively impact our revenues, earnings and cash flows regardless of whether the Merger is completed. Additionally, we have agreed in the Merger Agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Merger, which restrictions could be in place for an extended period of time if completion of the Merger is delayed and could adversely impact our financial condition, results of operations or cash flows.

The combined company could incur substantial expenses related to the integration of the Company and Schlumberger.

We expect that the combined company will incur substantial expenses in connection with integrating our business, policies, procedures, operations, technologies and systems with those of Schlumberger. There are a large number of systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond the control of Schlumberger or us that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses following the completion of the Merger. These integration expenses may result in the combined company taking significant charges against earnings following the completion of the Merger.

Following the Merger, the combined company may be unable to successfully integrate our business and Schlumberger’s business and realize the anticipated benefits of the Merger.

The Merger involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote management attention and resources to integrating its business practices and operations. Potential difficulties the combined company may encounter in the integration process include the following:

•	the inability to successfully integrate our business into Schlumberger’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

In addition, we and Schlumberger have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the diversion of each company’s management attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the Merger, or could reduce the earnings or otherwise adversely affect the business and financial results of the combined company.

We and Schlumberger may be unable to retain key employees.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. Additionally, our success after the Merger will depend in part upon our ability to retain key Schlumberger and Smith employees. Key employees may depart either before or after the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or Schlumberger have been able to in the past.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is headquartered in Houston, Texas and owns or leases numerous facilities in the United States and other countries in which we operate.

The Company’s principal manufacturing plants are located in: United States – Houston and Odessa, Texas, Ponca City and Tulsa, Oklahoma, Florence, Kentucky, Macon, Georgia, Provo, Utah, and Rancho Cucamonga, California; South America – Neuquen and Villa Regina, Argentina; Europe – Aberdeen and Edinburgh, Scotland, Berra, Saline and Scurelle, Italy, and Nivellas, Belgium; and Middle East/Asia – Jebel Ali, Dubai, and Changzhou, China.

The Company’s major mines and ore, drilling fluid and production chemical processing centers are located in: United States – Battle Mountain, Greystone and Mountain Springs, Nevada, Greybull, Wyoming, Amelia and Port

Fourchon, Louisiana, and Galveston, Texas; Canada – Spruce Grove, Alberta; and Europe – Aberdeen, Foss and Aberfly, Scotland, Karmoy, Norway, and Salzweld, Germany.

The principal distribution facilities of pipe, valves and fittings are located in: United States – LaPorte, Texas, Long Beach, California and South Plainfield, New Jersey; Canada – Edmonton, Alberta.

The Company considers its mines and manufacturing, processing and distribution facilities to be in good condition and adequately maintained. The Company also believes its facilities are suitable for their present and intended purposes and are generally adequate for the Company’s current and anticipated level of operations.

The table below shows our significant facilities and properties by segment and geographic area:

	United		South		Middle East /
Segment	States	Canada	America	Europe	Asia	Total

M-I SWACO:
Manufacturing	3	–	–	3	–	6
Barite or bentonite mines	3	–	–	2	–	5
Ore, drilling fluid and production chemical processing	6	1	–	3	–	10
Smith Oilfield:
Manufacturing	8	–	2	4	2	16
Distribution:
Distribution centers	3	1	–	–	–	4

Item 3.	Legal Proceedings

Information relating to various commitments and contingencies, including legal proceedings, is described in Note 17, “Commitments and Contingencies,” and Note 19, “Subsequent Events (Unaudited),” of the Notes to Consolidated Financial Statements included elsewhere in this report on Form 10-K and is incorporated herein by reference.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on several market exchanges, including the New York Stock Exchange, under the symbol “SII”. The following are the high and low sale prices for the Company’s common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated.

	2008 Common Stock				2009 Common Stock
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$74.68	$82.72	$85.52	$55.93	$28.84	$31.91	$29.79	$33.81
Low	$53.49	$66.42	$55.36	$19.67	$18.92	$21.97	$22.61	$26.01

On February 25, 2010, the Company had 1,650 common stock holders of record and the last reported closing price on the New York Stock Exchange Composite Tape was $40.83.

Stock Repurchases

The Company’s Board of Directors maintains a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the year ended December 31, 2009, no shares were repurchased. Future repurchases under the program are also subject to the obligations under the Merger Agreement.

Certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax withholding obligations. These shares are not considered acquisitions under the Company’s share repurchase program.

Dividend Program

The Company makes regular quarterly distributions under a cash dividend program. The Board of Directors declared dividends of $108.8 million, or $0.48 per share, $100.7 million, or $0.48 per share, and $80.1 million, or $0.40 per share, for the years ended December 31, 2009, 2008 and 2007, respectively.

The level of future dividend payments will be at the discretion of the Board of Directors, subject to the obligations under the Merger Agreement, which permit regular quarterly dividends in an amount up to $0.12 per share, and will depend upon the Company’s financial condition, earnings and cash flow from operations, the level of its capital expenditures, compliance with certain debt covenants, future business prospects and other factors that the Board of Directors deem relevant.

Five-Year Comparative Total Return

The following table and related graph shows Smith’s total stockholder return over the prior five-year period, as compared to the Standard & Poor’s 500 Stock Index and our Peer Group, assuming $100 investment in each on December 31, 2004 and the reinvestment of all dividends. Our Peer Group consists of the following companies, Baker Hughes Incorporated, BJ Services Company, Cameron International Corporation, Halliburton Company, National Oilwell Varco, Inc., Schlumberger Limited, and Weatherford International Ltd. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Smith specifically incorporates it by reference into such filing.

	December 31,
	2004	2005	2006	2007	2008	2009

Smith International, Inc.	$100.00	$137.40	$153.26	$277.38	$86.89	$105.09
Standard & Poor’s 500 Stock Index	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	149.19	171.43	251.71	109.28	176.27

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$8,218,559	$10,770,838	$8,764,330	$7,333,559	$5,579,003
Gross profit	2,250,080	3,428,916	2,855,657	2,344,271	1,685,138
Operating income	599,083	1,642,412	1,369,797	1,080,081	670,561
Net income attributable to Smith	148,469	767,284	647,051	502,006	302,305
Earnings per share – diluted basis	0.66	3.68	3.20	2.49	1.48

Balance Sheet Data:
Working capital	$3,404,447	$2,152,952	$2,554,435	$1,891,559	$1,504,078
Total assets	10,739,415	10,816,224	6,061,880	5,335,475	4,059,914
Long-term debt	1,814,254	1,440,525	845,624	800,928	610,857
Smith stockholders’ equity	5,440,567	4,549,339	2,594,897	1,986,937	1,578,505
Cash dividends declared per common share	0.48	0.48	0.40	0.32	0.24

The Selected Financial Data above should be read together with the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K in order to understand factors, such as business combinations completed during 2009, 2008 and 2007, and charges, which may affect the comparability of the Selected Financial Data.

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

Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 60 percent of the current rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although 48 percent of the Company’s consolidated revenues were generated in North America during 2009, Smith’s profitability was influenced by business levels in markets outside of North America. The Distribution segment, which accounts for 22 percent of consolidated revenues and primarily supports a North American customer base, masks the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, approximately 65 percent of the Company’s revenues were generated in markets outside of North America during 2009.

Finally, a number of factors have driven an increase in the importance of national oil companies (“NOCs”) in the global energy industry. NOCs currently control a substantial portion of world oil reserves and production. As we look forward, NOCs and their governments will likely have more control over the pace and the manner in which oil and gas resources are developed, which could have implications for Smith and other oilfield service industry participants. We believe we have been successful in developing strong business relationships with NOCs, which contribute a sizable portion of our revenues.

Business Outlook

The Company’s 2009 results were influenced by a material reduction in average worldwide drilling activity attributable to the significant slowdown experienced in the global economy. The impact of lower activity levels was partially offset by the large proportion of our oilfield business based in markets outside North America, areas that tend to be more stable from an oil and natural gas investment standpoint, and the various cost reduction measures undertaken by management to right-size global operations. The majority of the rig count decline was experienced in the United States where drilling activity was 44 percent below the average level reported in 2008. The decrease in U.S. drilling activity is primarily attributable to the lower number of land-based and shallow-depth offshore programs, which are generally more sensitive to commodity prices. Customer spending in most international and deepwater drilling markets, which are primarily driven by oil-directed activities, have been impacted to a lesser extent.

Near-term drilling activity will largely be influenced by natural gas fundamentals in the U.S. market and oil-targeted drilling projects outside of North America. On a worldwide basis, drilling activity in 2010 is currently expected to increase moderately over 2009 levels, influenced by continued low global energy demand and U.S. natural gas storage levels. Although additional deterioration in the global economic environment could lead to lower exploration and production spending, further reducing demand for the Company’s products and services and adversely impacting future results, the long-term outlook for the energy sector is favorable due to supply and demand fundamentals.

Our Merger Agreement with Schlumberger contains a number of restrictions on our operations during the pendency of the Merger. Our ability to implement our business plan and respond to market conditions will be subject to compliance with these obligations. Further information on these obligations can be found in the Merger Agreement and in the proxy statement/prospectus to be filed with the Securities and Exchange Commission.

Results of Operations

Segment Discussion

Our business is segregated into three operating segments, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results. The M-I SWACO segment consists of a majority-owned drilling fluid and environmental services joint venture operation. The Smith Oilfield segment is comprised of our wholly-owned drilling and completion services operations, which includes drill bits, directional drilling services and downhole tools. The

Distribution segment consists of the Wilson distribution operations and a majority-owned interest in CE Franklin Ltd., a publicly-traded Canadian distribution company. Finally, general corporate primarily reflects expenses related to corporate personnel, administrative support functions and long-term incentive compensation programs.

	For the Years Ended December 31,
	2009			2008			2007
	Amount	%		Amount	%		Amount	%
	(Dollars in thousands)

Financial Data
Revenues:
M-I SWACO	$4,224,340	51		$5,183,335	48		$4,422,408	50
Smith Oilfield	2,225,048	27		2,848,804	26		2,210,161	26
Distribution	1,769,171	22		2,738,699	26		2,131,761	24

Total	$8,218,559	100		$10,770,838	100		$8,764,330	100

Geographic Revenues:
United States:
M-I SWACO	$861,052	10		$1,295,477	12		$1,172,448	13
Smith Oilfield	1,158,471	14		1,685,624	16		1,223,833	14
Distribution	1,300,417	16		2,099,609	19		1,571,525	18

Total United States	3,319,940	40		5,080,710	47		3,967,806	45

Canada:
M-I SWACO	150,526	2		178,814	2		181,249	2
Smith Oilfield	106,820	1		159,215	1		157,443	2
Distribution	380,922	5		513,069	5		432,738	5

Total Canada	638,268	8		851,098	8		771,430	9

Non-North America:
M-I SWACO	3,212,762	39		3,709,044	35		3,068,711	35
Smith Oilfield	959,757	12		1,003,965	9		828,885	10
Distribution	87,832	1		126,021	1		127,498	1

Total Non-North America	4,260,351	52		4,839,030	45		4,025,094	46

Total	$8,218,559	100		$10,770,838	100		$8,764,330	100

Operating Income:
M-I SWACO	$516,355	12		$839,647	16		$729,412	17
Smith Oilfield	229,063	10		746,826	26		619,038	28
Distribution	(33,894)	(2)		180,178	7		97,154	5
General corporate	(112,441)		*	(124,239)		*	(75,807)		*

Total	$599,083	7		$1,642,412	15		$1,369,797	16

*	not meaningful

	For the Years Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Market Data
Average Worldwide Rig Count:(1)
United States	1,174	33	2,101	45	1,961	46
Canada	200	6	328	7	311	7
Non-North America	2,177	61	2,258	48	2,009	47

Total	3,551	100	4,687	100	4,281	100

Onshore	2,977	84	4,096	87	3,719	87
Offshore	574	16	591	13	562	13

Total	3,551	100	4,687	100	4,281	100

Average Commodity Prices:
Crude Oil ($/Bbl)(2)	$62.09		$99.75		$72.36
Natural Gas ($/mcf)(3)	4.16		8.89		7.12

(1)	Source: M-I SWACO.

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

M-I SWACO Segment

Revenues

M-I SWACO primarily provides drilling and completion fluid systems and engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids control, particle separation, pressure control, rig instrumentation and waste management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes approximately 50 percent of the segment’s revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately 35 percent of the segment’s revenue base. Offshore drilling programs, which accounted for 16 percent of the worldwide rig count in 2009, are generally more revenue intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO’s revenues totaled $4.2 billion for the year ended December 31, 2009, 19 percent below the level reported in the 2008 period. The year-over-year revenue decline was concentrated in the United States and the Europe/Africa region. The reduction in U.S. revenue levels was driven primarily by a decline in investment by exploration and production companies in land-based drilling projects and, to a lesser extent, reduced activity levels in the Gulf of Mexico. Revenues within the segment’s Europe/Africa operations were influenced primarily by lower land-based drilling in Russia and reduced shallow-water drilling programs in the North Sea and Caspian markets. For the year ended December 31, 2008, M-I SWACO reported revenues of $5.2 billion, an increase of 17 percent over the amounts reported in the 2007 fiscal year. Approximately two-thirds of the revenue improvement was attributable to growth in Eastern Hemisphere markets. The increase largely reflects a 27 percent increase in onshore business volumes, influenced by increased customer activity in the Former Soviet Union (“FSU”) region, and higher offshore spending in West Africa and the North Sea markets. Western Hemisphere revenues grew 15 percent above the prior-year level due to the impact of new land-based contract awards in Mexico and higher customer spending associated with unconventional U.S. land-based drilling projects.

Operating Income

Operating income for the M-I SWACO segment was $516.4 million, or 12.2 percent of revenues for the year ended December 31, 2009. Operating margins declined 4.0 percentage points from 2008 levels, reflecting the impact of lower business volumes and the loss of a higher proportion of environmental waste management and other service-based offerings, which generate better overall margins. Operating income decreased $323.3 million from the prior year, influenced by the sharp reduction in business activity, product mix factors and $25.1 million of cost associated with employee severance and other cost control measures. For the year ended December 31, 2008, M-I SWACO’s operating income totaled $839.6 million, or 16.2 percent of revenues. Operating income increased $110.2 million over the prior year; however, as a percentage of revenue, margins were 30 basis points below the comparable prior-year period. Several factors contributed to the operating margin performance, including the impact of a shift in business mix towards lower-relative margin, land-based programs which resulted in a lower proportion of premium drilling fluid revenues.

Smith Oilfield Segment

Revenues

The Smith Oilfield segment provides three-cone and diamond drill bits, tubulars, borehole enlargement tools, drill motors, directional drilling, measurement-while-drilling, and logging-while-drilling services, as well as completions, coiled tubing, cased-hole wireline and drilling related products and services. The Smith Oilfield segment has a high level of North American exposure with 57 percent of revenues concentrated in those markets, driven in part, by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling programs, which drive demand for a wider range of product offerings. Smith Oilfield revenues for the year ended December 31, 2009 were $2.2 billion, down 22 percent from the 2008 level. The revenue comparison is influenced by the addition of the W-H operations in August 2008, which partially offset the impact of the reported 43 percent decline in North American drilling activity. Excluding the impact of the retained W-H operations, Smith Oilfield revenues declined 35 percent from the prior year, attributable primarily to lower demand for drill bits and other drilling-related products and services, tubulars, and fishing and remedial services within the U.S. customer base. Increased competitive pricing pressures within the U.S. market as well as reduced customer activity in the FSU and the North Sea also contributed to the year-on-year decline. For the year ended December 31, 2008, Smith Oilfield revenues totaled $2.8 billion, a 29 percent improvement over the comparable prior-year period. The majority of the year-on-year revenue growth related to the addition of the W-H operations in August 2008. Excluding the impact of the acquired operations, Smith Oilfield revenues grew six percent above the prior-year level influenced by strong demand for drill bit products in key geographic markets, including the United States, Brazil and the FSU region.

Operating Income

Operating income for the Smith Oilfield segment was $229.1 million, or 10.3 percent of revenues, for the year ended December 31, 2009. The segment’s operating margins were 15.9 percentage points below the prior-year level. The margin decline is primarily attributable to changes in the business mix, the impact of increased competitive pricing pressure in the U.S. market and $25.4 million of charges incurred in connection with cost reduction measures. Inclusion for a full year of the acquired W-H product and service lines, which contribute lower relative margins, coupled with the loss of high-margin drill bit and premium tubular sales as well as high-fixed cost service revenues influenced the reported business mix. For the year ended December 31, 2008, Smith Oilfield’s operating income totaled $746.8 million, or 26.2 percent of revenues. The segment operating margins were 1.8 percentage points below the prior-year level, reflecting incremental operating margins of 20 percent. The addition of W-H’s operations, which carry lower margins on a comparative basis accounted for the margin decline.

Distribution Segment

Revenues

The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of fiscal 2009 revenues generated in those markets. Moreover, approximately one-quarter of the segment’s revenues relate to sales in the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment.

Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are impacted by crude oil and natural gas prices. The Distribution segment generated revenues of $1.8 billion, a decline of 35 percent from the preceding year. Over 80 percent of the revenue decline was reported in the segment’s U.S. operations, where the reduction in drilling activity levels impacted completion services, resulting in reduced customer spending for maintenance, repair and operating supplies in the energy and industrial sector operations. The revenue decline also reflects lower demand and market pricing for line pipe products, which accounted for approximately one-third of the year-over-year decrease. For the year ended December 31, 2008, the Distribution segment reported revenues of $2.7 billion, 29 percent above the 2007 fiscal year. The majority of the revenue growth was attributable to increased demand for line pipe and other operating supplies associated with unconventional onshore drilling projects and pipeline expansion projects in the United States.

Operating Income

The Distribution segment reported an operating loss of $33.9 million in fiscal 2009. Distribution operating margins deteriorated 8.5 percentage points, influenced by the year-over-year decline in business volumes and lower product pricing. On an absolute dollar basis, reported operating results declined $214.1 million from the prior-year period, driven by the impact of lower revenue levels and pricing, partially offset by a reduction in variable-based operating expenditures. Operating income for the Distribution segment in fiscal 2008 was $180.2 million, or 6.6 percent of revenues. Segment operating margins improved 2.0 percentage points from 2007, reflecting improved business volumes and product pricing related to line pipe expansion projects in the energy sector. On an absolute dollar basis, operating income was $83.0 million above the prior-year period reflecting higher revenue volumes and improved gross profit levels, partially offset by growth in operating expenses to support the expanded business base.

Consolidated Discussion

For the periods indicated, the following table summarizes the consolidated results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	For the Years Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Revenues	$8,218,559	100	$10,770,838	100	$8,764,330	100

Gross profit	2,250,080	27	3,428,916	32	2,855,657	33
Selling, general and administrative expenses	1,650,997	20	1,786,504	17	1,485,860	17

Operating income	599,083	7	1,642,412	15	1,369,797	16
Interest expense	150,277	1	89,765	1	69,990	1
Interest income	(2,510)	—	(3,374)	—	(4,068)	—

Income before income taxes	451,316	6	1,556,021	14	1,303,875	15
Income tax provision	139,105	2	505,892	4	408,471	5
Noncontrolling interests in net income of subsidiaries	163,742	2	282,845	3	248,353	3

Net income attributable to Smith	$148,469	2	$767,284	7	$647,051	7

2009 versus 2008

Consolidated revenues for the year ended December 31, 2009 were $8.2 billion, 24 percent below the level reported in 2008 or 27 percent lower after excluding revenues from the retained W-H operations acquired in August of 2008. The majority of the decline related to a 33 percent reduction in North American business volumes driven by a substantial slowdown in land-based drilling and completion activity, reduced shallow-water drilling programs in the Gulf of Mexico and increased competitive pricing pressure in the U.S. market. Revenues outside North America declined 12 percent period-to-period primarily associated with the reduced number of offshore programs in the North Sea market as well as lower exploration and production spending in the Former Soviet Union.

Gross profit declined 34 percent from 2008 to $2.3 billion in 2009. Gross profit margins declined 4.4 percentage points from the 2008 level, influenced by the sharp decline in market activity together with increased pricing pressures within the U.S. market. Changes in the relative business mix also influenced the year-over-year margin decline. On an absolute dollar basis, gross profit decreased $1.2 billion from the prior year, driven by the significant reduction in business volumes as well as pricing deterioration experienced in a number of the Company’s U.S. product and service offerings.

Selling, general and administrative expenses totaled $1.7 billion, an eight percent decrease from the amounts reported in the prior fiscal year. After excluding $60.8 million in charges associated primarily with personnel reductions and other cost-control activities, operating expenses declined $196.3 million from 2008. The decline in variable-based expenses, resulting from the reduction in activity levels and personnel reductions, was partially offset by incremental costs associated with the W-H operations. As a percentage of revenues, operating expenses increased 3.5 percentage points reflecting the impact of the significant decline in revenues on fixed cost coverage across sales and administrative functions.

Net interest expense, which represents interest expense less interest income, equaled $147.8 million for the 2009 fiscal year. The year-over-year reported growth in net interest expense of $61.4 million is attributable to higher interest rates associated with the refinancing of short-term indebtedness with a fixed-rate debt issuance during the first quarter of 2009 and to a lesser extent an approximate 50 percent increase in average borrowings outstanding.

Income tax provision totaled $139.1 million for the year ended December 31, 2009, resulting in an effective tax rate of 30.8 percent. The Company’s effective rate decreased 1.7 percentage points from the 2008 level reflecting a shift in pre-tax earnings towards the M-I SWACO operations which, due to the partnership structure in the United States, reports a lower effective rate. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the noncontrolling partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the noncontrolling partner’s share of U.S. partnership earnings but excludes the related income tax provision.

Noncontrolling interest in net income of subsidiaries reflects the portion of the results of majority-owned operations which are applicable to the noncontrolling interest partners. Noncontrolling interest expense totaled $163.7 million in 2009, a $119.1 million decrease from the amount reported in the prior-year period, primarily associated with lower profitability levels in the M-I SWACO joint venture.

2008 versus 2007

Consolidated revenues totaled $10.8 billion for the year ended December 31, 2008, representing a 23 percent increase over amounts reported in the prior year. Excluding the impact of incremental revenues associated with the W-H transaction, base-business levels increased 17 percent over the prior-year period. The base-business improvement primarily reflects higher drilling and completion fluid volumes to support the eight percent growth in global land-based drilling activity and, to a lesser extent, increased demand for line pipe and other operating supplies associated with unconventional onshore drilling projects and pipeline expansion projects in the United States.

Gross profit increased to $3.4 billion in the 2008 fiscal year, reflecting a 20 percent improvement over the prior-year’s results. Gross profit margins declined approximately 80 basis points as compared to the 2007 fiscal year influenced, in part, by the lower proportion of offshore revenues which impacted sales volumes of premium drilling fluids. On an absolute dollar basis, gross profit increased $573.3 million over the prior year impacted by growth in overall business volumes and, to a lesser extent, incremental profitability associated with the acquired W-H business operations.

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

Income tax provision totaled $505.9 million for the year ended December 31, 2008, reflecting an effective tax rate of 32.5 percent. Excluding the impact of non-recurring tax benefits recognized during the prior fiscal year, the Company’s effective rate increased approximately 60 basis points. Net of non-recurring items, the increase was influenced by the W-H acquisition which resulted in a modest shift in the geographic mix of earnings towards a higher relative-rate tax jurisdiction. The effective tax rate was lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the noncontrolling partner is directly responsible for its related income taxes.

Noncontrolling interest in net income of subsidiaries reflects the portion of the results of majority-owned operations which are applicable to the noncontrolling interest partners. Noncontrolling interest expense totaled $282.8 million in 2008, a $34.5 million increase above the amount reported in the prior-year period, primarily associated with improved profitability levels in the M-I SWACO joint venture.

Liquidity and Capital Resources

Cash and cash equivalents increased $825.8 million during the year and equaled $988.3 million as of December 31, 2009. The Company generated $1.3 billion of cash flows from operations during 2009 which is an increase of $636.0 million from the amount provided in 2008. The year-over-year growth in cash flows from operations reflects the impact of substantial declines in working capital in response to the reduction in activity levels, and was partially offset by the reduction in profitability levels.

The Company used $277.5 million of the net cash provided by operations to fund investing activities. During 2009, the Company invested $294.1 million in property, plant and equipment, after considering proceeds from disposals, to support the geographic expansion of directional drilling and other operations outside North America and to maintain the existing capital base. The sale of certain non-core operations during early 2009 generated cash proceeds of $72.7 million which exceeded payments made to fund acquisitions in 2009.

Capital expenditures, after deducting proceeds from sales, are expected to total $320 million in 2010, approximately ten percent above the spending levels reported for 2009. The projected 2010 spending level reflects continued investment in geographic expansion, subject to the obligations under the Merger Agreement, as well as an expected modest recovery in North American drilling activity.

The Company completed a number of financing transactions during 2009 to recast scheduled maturities of debt, to provide additional liquidity for working capital requirements, and to allow for potential investments in acquisition candidates. In this regard, the Company completed a public offering of $300.0 million five-year and $700.0 million ten-year Senior Notes under an existing Indenture in March 2009. Net proceeds of $991.1 million were received in connection with the debt offering and were used to repay outstanding indebtedness under a $1.0 billion bridge loan facility, which was scheduled to expire in August 2009. Additionally, in November 2009, the Company completed a public offering of 28 million shares of common stock at $26.50 per share. Net cash proceeds to the Company after deducting underwriting discounts, commissions and other related expenses were $717.4 million.

During 2009, cash flows used in financing activities totaled $201.8 million. After excluding net proceeds from the offering of common stock, which remained in cash and cash equivalents as of December 31, 2009, cash flows used in financing activities were $919.2 million, including debt repayments of $638.0 million, payment of $105.2 million in common stock dividends and distributions of $106.0 million to a noncontrolling interest joint venture partner.

The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. During the fourth quarter of 2009, the Company negotiated a $1.0 billion revolving credit facility with a syndicate of financial institutions and terminated its existing $400.0 million revolving credit facility. As of December 31, 2009, the Company had no amounts drawn or letters of credit issued under various U.S. revolving credit facilities, resulting in $1.4 billion of current capacity available for operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At the end of fiscal 2009, the Company had available borrowing capacity of $156.7 million under the non-U.S. borrowing facilities.

The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements and is subject to the obligations under the Merger Agreement. As of December 31, 2009, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes internally-generated cash flow combined with capacity available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

Management continues to evaluate opportunities to acquire products and businesses complementary to the Company’s operations, subject to the obligations under the Merger Agreement. In addition to potential external acquisition candidates, we and our M-I SWACO joint venture partner, Schlumberger, can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at the same valuation per interest. If we agree to purchase Schlumberger’s joint venture interest, whether pursuant to these provisions or otherwise, we would need to fund the transaction. Our funding could include issuing equity, resulting in dilution to our existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. This financing and/or use of cash could impact our ability to fund working capital requirements, make capital expenditures and investments or fund other general corporate requirements, and could limit our ability to make future acquisitions. Should we instead not purchase Schlumberger’s interest, we would no longer have an interest in the joint venture. On February 21, 2010, we and Schlumberger entered into an Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of Schlumberger will merge with and into us and we will become a wholly-owned subsidiary of Schlumberger.

The Company makes regular quarterly distributions under a dividend program. The current annual payout under the program of approximately $120 million is expected to be funded with future cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors, subject to the obligations under the Merger Agreement, which permit regular quarterly dividends in an amount up to $0.12 per share, and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.

The Company’s Board of Directors maintains a share repurchase program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of December 31, 2009, the Company had 15.2 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time, subject to the obligations under the Merger Agreement, in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities.

The Company believes it has sufficient existing manufacturing capacity to meet current demand for its products and services. Additionally, inflation has historically had only a moderate impact on the Company’s financial results. During 2008, the Company experienced escalation in transportation costs, steel, petrochemical and other commodity prices due to high crude oil and natural gas prices. While these costs declined in 2009 from 2008 average levels, inventory purchased during 2008 and sold during 2009 influenced the Company’s reported results during 2009, particularly within the Distribution segment. Based on the current global economic outlook, management believes wages and other costs that impact our businesses should be relatively stable for the foreseeable future.

The Company has not engaged in off-balance sheet financing arrangements through special purpose entities, and the consolidation of the Company’s noncontrolling ownership positions would not result in an increase in reported leverage ratios. The Company has no contractual arrangements in place that could result in the issuance of additional shares of the Company’s common stock at a future date other than the Company’s stock-based compensation program, which is discussed in Note 1, “Summary of Significant Accounting Policies,” and Note 15, “Long-Term Incentive Compensation.”

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes the Company’s debt maturities, estimated interest on fixed rate long-term debt and future minimum payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2009 (in thousands):

	Amount of Commitment Expiration per Period
	Total	2010	2011-2012	2013-2014	After 2014

Debt maturities	$2,173,022	$358,768	$540,341	$299,360	$974,553
Interest on fixed rate long-term debt	894,337	125,475	228,675	208,312	331,875
Operating lease commitments	373,065	90,334	104,598	60,101	118,032

Total	$3,440,424	$574,577	$873,614	$567,773	$1,424,460

Amounts related to commitments under capital lease agreements, purchase obligations and other long-term liabilities reflected in the accompanying consolidated balance sheet, including pension and other postretirement obligations, have been excluded from the above table due to immateriality.

Moreover, the required disclosure related to the Company’s $69.3 million of liabilities associated with uncertain tax positions has been omitted from the above table. Due to the complex application of tax regulations, combined with our inability to predict when tax audits in various jurisdictions may be concluded, the Company is unable to reasonably estimate the timing of cash settlements, if any, related to its uncertain tax positions.

Standby Letters of Credit

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $18 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $254 million of standby letters of credit and bid, performance and surety bonds at December 31, 2009. Management does not expect any material amounts to be drawn on these instruments.

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

Subsequent to the announcement of the proposed combination of the Company and Schlumberger and through February 25, 2010, four putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors in the District Court of Harris County, Texas, challenging the proposed transaction. One of the lawsuits also names Schlumberger and one of its affiliates as defendants. The lawsuits variously allege that the Company’s directors breached their fiduciary duties by, among other things, causing Smith to enter into the proposed transaction at an allegedly inadequate and unfair price and agreeing to transaction terms that improperly inhibit alternative transactions. One of the lawsuits separately alleges that the Company aided and abetted the directors’ breaches of fiduciary duties, and another of the lawsuits alleges that Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The various complaints seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees. The Company believes that the lawsuits are without merit and intends to defend these lawsuits vigorously.

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

Goodwill and Indefinite-Lived Intangible Assets.  The Company has made a number of business acquisitions which has resulted in the recording of a material amount of goodwill and certain indefinite-lived intangible assets. The Company is required to perform an annual impairment evaluation for these assets, which is largely influenced by future cash flow projections. Estimating future cash flows of the Company’s operations requires management to make judgments about future operating results and working capital requirements. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and may result in the determination that a portion of the goodwill and indefinite-lived intangible assets is impaired when the annual analysis is performed.

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

Recent Accounting Pronouncements

From time to time, new accounting standards and applicable updates are issued that are adopted by the Company as of the specified effective date.

During 2009, the Company adopted an update to existing accounting guidance which revised the accounting and disclosure requirements for acquisition transactions. The revised standard differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the Company is required to estimate contingent assets, liabilities and transaction-related consideration as of the purchase date with future changes in the underlying estimates recognized in the statement of operations. Finally, the Company is also required to reflect any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions as income tax expense rather than an adjustment to goodwill.

During 2009, the Company adopted the provisions of a new accounting standard which modified the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of the new accounting standard, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated statements of operations.

During 2009, the Company adopted the provisions of a new accounting standard which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.

Accounting Pronouncements Not Yet Effective

On January 1, 2010, the Company adopted a new accounting standard which amends previous guidance on the consolidation of variable interest entities (“VIE”). The standard modifies how an enterprise determines the primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach. Such assessment is required to be performed on a continuous basis and is influenced by, among other things, an enterprise’s ability to direct the most significant activities that influence the VIE’s operating performance.

The Company does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance with respect to revenue recognition for arrangements with multiple deliverables. This update will allow allocation of consideration received for qualified separate deliverables based on estimated selling prices for both delivered and undelivered items when vendor-specific or third-party evidence is not available. Additionally, disclosure of the nature of multiple element arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company is currently evaluating this update, which will be adopted for new revenue arrangements entered into or materially modified beginning January 1, 2011.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

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

The Company’s exposure to interest rate changes is managed and will be managed, subject to the obligations under the Merger Agreement, through the use of a combination of fixed and floating rate debt and by entering into interest rate contracts, from time to time, on a portion of its long-term borrowings. At December 31, 2009, the Company had one interest rate contract outstanding with a notional amount of $63.9 million, which converts the underlying floating interest rate debt to a fixed rate of 6.2 percent. At December 31, 2009 and 2008, 28 percent and 80 percent, respectively, of the Company’s total debt carried a variable interest rate. Management believes that it will be able to manage its remaining exposure to variable-rate debt instruments, if required, with interest rate contracts. Accordingly, significant interest rate changes are not expected to have a material near-term impact on the Company’s future earnings or cash flows.

The Company’s exposure to changes in foreign exchange rates is managed and will be managed, subject to the obligations under the Merger Agreement, primarily through the use of forward exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are components of the Company’s hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The gains and losses on these contracts offset changes in the value of the related exposures. The terms of these contracts generally do not exceed two years. As of December 31, 2009, the notional amounts of fair value hedge contracts outstanding totaled $114.5 million and the fair value was less than the notional amount of these contracts by $1.7 million. There were no foreign exchange cash flow hedge contracts outstanding at December 31, 2009. As of December 31, 2008, the notional amount of fair value hedge contracts and cash flow hedge contracts outstanding were $235.5 million and $13.2 million, respectively, and the fair value was less than the notional amount of these contracts by $10.8 million. In some areas, where hedging is not cost effective, the Company addresses foreign currency exposure utilizing working capital management.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The Deloitte & Touche LLP audit report on the effectiveness of the Company’s internal control over financial reporting appears on page 29 of this Annual Report on Form 10-K.

/s/ John Yearwood John Yearwood Chief Executive Officer, President and Chief Operating Officer	/s/ William Restrepo William Restrepo Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smith International, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Houston, Texas
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smith International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Smith International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Part IV, Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Smith International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
March 1, 2010

SMITH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$988,346	$162,508
Receivables, net (Note 1)	1,791,498	2,253,477
Inventories, net	1,820,355	2,367,166
Deferred tax assets, net	65,667	81,834
Prepaid expenses and other	149,370	221,399

Total current assets	4,815,236	5,086,384

Property, plant and equipment, net	1,923,465	1,844,036
Goodwill, net	3,068,828	3,016,425
Other intangible assets, net	614,086	637,450
Other assets	317,800	231,929

Total assets	$10,739,415	$10,816,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$358,768	$1,366,296
Accounts payable	589,748	979,000
Accrued payroll costs	146,364	178,040
Income taxes payable	82,260	92,922
Other	233,649	317,174

Total current liabilities	1,410,789	2,933,432

Long-term debt	1,814,254	1,440,525
Deferred tax liabilities	533,537	428,986
Other long-term liabilities	150,905	152,972
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $1 par value; 500,000 shares authorized; 266,125 shares issued in 2009 (236,726 shares issued in 2008)	266,125	236,726
Additional paid-in capital	2,706,564	1,975,102
Retained earnings	2,925,467	2,885,792
Accumulated other comprehensive income	24,115	(73,833)
Less – Treasury securities, at cost; 17,891 common shares in 2009 (17,616 common shares in 2008)	(481,704)	(474,448)

Smith stockholders’ equity	5,440,567	4,549,339
Noncontrolling interests in subsidiaries	1,389,363	1,310,970

Total stockholders’ equity	6,829,930	5,860,309

Total liabilities and stockholders’ equity	$10,739,415	$10,816,224

The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

Revenues:
Oilfield operations	$6,449,388	$8,032,139	$6,632,569
Distribution operations	1,769,171	2,738,699	2,131,761

Total revenues	8,218,559	10,770,838	8,764,330

Costs and expenses:
Cost of oilfield revenues	4,404,039	5,069,274	4,119,137
Cost of distribution revenues	1,564,440	2,272,648	1,789,536
Selling, general and administrative expenses	1,650,997	1,786,504	1,485,860

Total costs and expenses	7,619,476	9,128,426	7,394,533

Operating income	599,083	1,642,412	1,369,797
Interest expense	150,277	89,765	69,990
Interest income	(2,510)	(3,374)	(4,068)

Income before income taxes	451,316	1,556,021	1,303,875
Income tax provision	139,105	505,892	408,471

Net income	312,211	1,050,129	895,404
Noncontrolling interests in net income of subsidiaries	163,742	282,845	248,353

Net income attributable to Smith	$148,469	$767,284	$647,051

Earnings per share:
Basic	$0.67	$3.70	$3.23
Diluted	0.66	3.68	3.20
Weighted average shares outstanding:
Basic	222,353	207,400	200,244
Diluted	223,289	208,727	201,947

The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$312,211	$1,050,129	$895,404
Adjustments to reconcile net income to net cash provided by operating activities, excluding the net effects of acquisitions:
Depreciation and amortization	364,858	263,443	193,296
LIFO inventory reserves	(38,111)	95,591	22,712
Share-based compensation expense	45,978	43,443	34,239
Loss on interest rate derivative contract	2,481	29,881	—
Deferred income tax provision	24,687	3,734	22,265
Provision for losses on receivables	12,114	9,795	5,082
Foreign currency transaction (gain) loss	(4,391)	7,509	4,059
Gain on disposal of property, plant and equipment	(35,584)	(36,792)	(21,133)
Equity earnings, net of dividends received	(441)	(10,352)	(17,170)
Gain on sale of operations	(4,952)	—	(1,534)
Changes in operating assets and liabilities:
Receivables	500,659	(307,002)	(154,355)
Inventories	638,849	(792,224)	(202,436)
Accounts payable	(402,025)	294,218	(9,760)
Other current assets and liabilities	(56,610)	62,893	(58,262)
Other non-current assets and liabilities	(58,581)	(49,123)	(23,920)

Net cash provided by operating activities	1,301,142	665,143	688,487

Cash flows from investing activities:
Acquisition-related payments, net of cash acquired	(56,126)	(1,670,987)	(53,452)
Purchases of property, plant and equipment	(370,879)	(442,885)	(355,821)
Proceeds from disposal of property, plant and equipment	76,780	73,111	45,045
Proceeds from sale of operations	72,734	—	16,655

Net cash used in investing activities	(277,491)	(2,040,761)	(347,573)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	1,178,418	146,847
Principal payments of long-term debt	(628,830)	(606,712)	(272,676)
Proceeds from (principal payment of) short-term bridge loan	(1,000,000)	1,000,000	—
Net change in short-term borrowings	(9,176)	(16,151)	22,302
Debt issuance costs	(24,238)	—	—
Settlement of interest rate derivative contract	(33,383)	—	—
Proceeds from issuance of common stock	717,385	—	—
Purchases of common stock under Repurchase Program	—	(21,499)	(83,529)
Payment of common stock dividends	(105,234)	(94,557)	(76,026)
Distributions to noncontrolling joint venture partner	(106,000)	(55,187)	(48,097)
Other financing activities	(12,368)	2,520	45,372

Net cash provided by (used in) financing activities	(201,844)	1,386,832	(265,807)

Effect of exchange rate changes on cash	4,031	(6,973)	2,781

Increase in cash and cash equivalents	825,838	4,241	77,888
Cash and cash equivalents at beginning of year	162,508	158,267	80,379

Cash and cash equivalents at end of year	$988,346	$162,508	$158,267

Supplemental disclosures of cash flow information:
Cash paid for interest	$128,221	$86,310	$74,536
Cash paid for income taxes	232,536	419,994	384,145
Supplemental disclosures of non-cash transactions:
Shares issued in W-H transaction	$—	$1,403,617	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

					Accumulated	Treasury Securities
	Common Stock		Additional		Other	Common Stock		Smith’s	Noncontrolling	Total
	Number of		Paid-in	Retained	Comprehensive	Number of		Stockholders’	Interest in	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Subsidiaries	Equity

Balance, January 1, 2007	214,947	$214,947	$442,155	$1,653,480	$23,227	(15,031)	$(346,872)	$1,986,937	$922,114	$2,909,051
Net income	—	—	—	647,051	—	—	—	647,051	248,353	895,404
Currency translation adjustments	—	—	—	—	46,743	—	—	46,743	21,654	68,397
Changes in fair value of derivatives, net of tax	—	—	—	—	506	—	—	506	—	506
Changes in pension and other postretirement benefits, net of tax	—	—	—	—	(2,636)	—	—	(2,636)	(3,043)	(5,679)

Comprehensive income	—	—	—	647,051	44,613	—	—	691,664	266,964	958,628
Purchases of common stock under Repurchase Program	—	—	—	—	—	(1,570)	(83,529)	(83,529)	—	(83,529)
Common stock dividends declared	—	—	—	(80,116)	—	—	—	(80,116)	—	(80,116)
Distributions to noncontrolling joint venture partner	—	—	—	—	—	—	—	—	(48,097)	(48,097)
Vesting and exercise of restricted stock and stock options	2,639	2,639	57,035	—	—	(224)	(12,781)	46,893	—	46,893
Share-based compensation	—	—	34,239	—	—	—	—	34,239	—	34,239
Other	—	—	—	(1,191)	—	—	—	(1,191)	(10,208)	(11,399)

Balance, December 31, 2007	217,586	217,586	533,429	2,219,224	67,840	(16,825)	(443,182)	2,594,897	1,130,773	3,725,670
Net income	—	—	—	767,284	—	—	—	767,284	282,845	1,050,129
Currency translation adjustments	—	—	—	—	(96,533)	—	—	(96,533)	(37,279)	(133,812)
Changes in fair value of derivatives, net of tax	—	—	—	—	(43,244)	—	—	(43,244)	(1,649)	(44,893)
Changes in pension and other postretirement benefits, net of tax	—	—	—	—	(1,896)	—	—	(1,896)	1,337	(559)

Comprehensive income	—	—	—	767,284	(141,673)	—	—	625,611	245,254	870,865
Common stock issued in W-H acquisition	17,781	17,781	1,385,836	—	—	—	—	1,403,617	—	1,403,617
Purchases of common stock under Repurchase Program	—	—	—	—	—	(535)	(21,499)	(21,499)	—	(21,499)
Common stock dividends declared	—	—	—	(100,716)	—	—	—	(100,716)	—	(100,716)
Distributions to noncontrolling joint venture partner	—	—	—	—	—	—	—	—	(55,187)	(55,187)
Vesting and exercise of restricted stock and stock options	1,359	1,359	12,394	—	—	(256)	(9,767)	3,986	—	3,986
Share-based compensation	—	—	43,443	—	—	—	—	43,443	—	43,443
Other	—	—	—	—	—	—	—	—	(9,870)	(9,870)

Balance, December 31, 2008	236,726	236,726	1,975,102	2,885,792	(73,833)	(17,616)	(474,448)	4,549,339	1,310,970	5,860,309
Net income	—	—	—	148,469	—	—	—	148,469	163,742	312,211
Currency translation adjustments	—	—	—	—	55,525	—	—	55,525	27,952	83,477
Changes in fair value of derivatives, net of tax	—	—	—	—	40,215	—	—	40,215	319	40,534
Changes in pension and other postretirement benefits, net of tax	—	—	—	—	2,208	—	—	2,208	1,116	3,324

Comprehensive income	—	—	—	148,469	97,948	—	—	246,417	193,129	439,546
Issuance of common stock	28,000	28,000	689,385	—	—	—	—	717,385	—	717,385
Common stock dividends declared	—	—	—	(108,794)	—	—	—	(108,794)	—	(108,794)
Distributions to noncontrolling joint venture partner	—	—	—	—	—	—	—	—	(106,000)	(106,000)
Vesting and exercise of restricted stock and stock options	1,399	1,399	(3,901)	—	—	(275)	(7,256)	(9,758)	—	(9,758)
Share-based compensation	—	—	45,978	—	—	—	—	45,978	—	45,978
Other	—	—	—	—	—	—	—	—	(8,736)	(8,736)

Balance, December 31, 2009	266,125	$266,125	$2,706,564	$2,925,467	$24,115	(17,891)	$(481,704)	$5,440,567	$1,389,363	$6,829,930

The accompanying notes are an integral part of these consolidated financial statements.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)

1.	Summary of Significant Accounting Policies

Basis of Presentation

Smith International, Inc. (“Smith” or the “Company”) provides a wide range of products and services used during the drilling, completion and production phases of oil and natural gas exploration and development activities. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and all applicable financial statement rules and regulations of the Securities and Exchange Commission (the “Commission”). Management believes the consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated.

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of accounts receivable, inventories, goodwill, indefinite-lived intangibles and deferred taxes as well as the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for receivables which may ultimately be uncollectible. Reserves are determined in light of a number of factors including customer specific conditions, economic events and the Company’s historical loss experience. At December 31, 2009 and 2008, the allowance for doubtful accounts was $29.7 million and $29.3 million, respectively.

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

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Depreciation is generally provided by using the straight-line method over the estimated useful lives of the individual assets; however, for income tax purposes, accelerated methods of depreciation are used. The estimated useful lives used in computing depreciation generally range from 20 to 40 years for buildings, three to 25 years for machinery and equipment, and five to ten years for rental equipment. Leasehold improvements are amortized over the initial lease term or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $303.4 million, $226.7 million and $161.6 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired while intangible assets reflect the value of patents, trademarks and other identifiable assets. Recorded goodwill and indefinite-lived intangible asset balances are not amortized but, instead, are regularly evaluated for impairment. Finite-lived intangible assets are amortized on a straight-line basis over the periods expected to be benefited, ranging from three to 27 years, or on a basis that reflects the pattern in which the economic benefit of the intangible assets are realized.

Evaluating Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with the asset is compared to the asset’s carrying value to determine if impairment exists.

Goodwill and indefinite-lived intangible asset balances associated with each of the Company’s reporting units is reviewed for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment reviews, which are prepared during the first quarter for goodwill and during the fourth quarter for indefinite-lived intangible assets, are largely influenced by projected future cash flows and, therefore, are significantly impacted by estimates and judgments.

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

Foreign Currency Translation and Transactions

For foreign subsidiaries which have designated the local currency as their functional currency, gains and losses resulting from balance sheet translation are included as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from balance sheet translation of foreign operations where

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the U.S. dollar is designated as the functional currency are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company records changes in fair market value related to fair value hedges, which includes foreign exchange contracts, to selling, general and administrative expenses in the consolidated statements of operations. Changes in value related to cash flow hedges, which may include foreign exchange contracts, foreign exchange options and interest rate contracts, are recorded in accumulated other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings.

The Company’s derivative financial instruments are carried at fair value, which is measured using the market approach valuation technique in accordance with the applicable accounting standard. We determine the value of our derivative financial instruments using composite quotes obtained from market pricing services or, in certain cases, active-market quotes obtained from financial institutions. The established fair value hierarchy divides fair value measurement into three broad levels: Level One is comprised of active-market quoted prices for identical instruments; Level Two is comprised of market-based data obtained from independent sources; and Level Three is comprised of non-market based estimates which reflect the best judgment of the Company.

Income Taxes

The Company accounts for income taxes using an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company addresses uncertain tax positions by making a determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the consolidated financial statements. The Company recognizes the tax benefit from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities.

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

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales transactions in our distribution operations are primarily composed of product revenues. Distribution sales, net of applicable provisions for returns, are recognized when goods are delivered to the customer and collectability is reasonably assured.

Noncontrolling Interests

During 2009, the Company adopted the provisions of a new accounting standard which modified the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of the new accounting standard, the Company has reclassified the noncontrolling interest previously reflected as a long-term liability and included the amount as a component of stockholders’ equity in the accompanying consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated statements of operations. The noncontrolling interest amount primarily represents the share of M-I SWACO profits associated with the joint venture partner’s 40 percent interest in those operations. To a lesser extent, noncontrolling interests include the portion of C.E. Franklin Ltd. and other joint venture earnings applicable to the respective noncontrolling shareholders.

Long-Term Incentive Compensation

The Company’s Board of Directors and its stockholders have authorized a long-term incentive plan for the benefit of key employees. Although the plan provides for the issuance of various stock-based awards, the Compensation and Benefits Committee has elected to issue only restricted stock units subsequent to December 31, 2005.

Restricted stock units are considered compensatory awards and compensation expense related to these units is recognized over the established vesting period in the accompanying consolidated financial statements.

Other Recent Accounting Pronouncements

From time to time, new accounting standards and applicable updates are issued that are adopted by the Company as of the specified effective date.

During 2009, the Company adopted an update to existing accounting guidance which revised the accounting and disclosure requirements for acquisition transactions. The revised standard differs from the previous standard in that it requires the Company to expense professional fees and other transaction-related costs as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the Company is required to estimate contingent assets, liabilities and transaction-related consideration as of the purchase date with future changes in the underlying estimates recognized in the statement of operations. Finally, the Company is also required to reflect any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions as income tax expense rather than an adjustment to goodwill.

During 2009, the Company adopted the provisions of a new accounting standard which requires enhanced disclosure about derivative instruments. The standard requires the inclusion of tabular information reflecting the impact of derivative financial instruments on the Company’s consolidated financial position and results of operations.

Accounting Pronouncements Not Yet Effective

On January 1, 2010, the Company adopted a new accounting standard which amends previous guidance on the consolidation of variable interest entities (“VIE”). The standard modifies how an enterprise determines the primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach. Such assessment is required to be performed on a continuous basis and is influenced by, among other things, an enterprise’s ability to direct the most significant activities that influence the VIE’s operating

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance. The Company does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance with respect to revenue recognition for arrangements with multiple deliverables. This update will allow allocation of consideration received for qualified separate deliverables based on estimated selling prices for both delivered and undelivered items when vendor-specific or third-party evidence is not available. Additionally, disclosure of the nature of multiple element arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company is currently evaluating this update, which will be adopted for new revenue arrangements entered into or materially modified beginning January 1, 2011.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

2.	Employee Severance and Other Costs

Due to the significant deterioration in North American drilling activity, the Company executed a number of cost reduction initiatives during 2009. These measures included substantial reductions in U.S. personnel levels and, to a lesser extent, the closing of certain manufacturing and production facilities. In connection with these activities, the Company incurred costs of $58.4 million for the year ended December 31, 2009.

3.	Acquisitions

From time to time, the Company enters into transactions involving the purchase of a full or partial ownership interest in complementary business operations.

During 2009, the Company completed four acquisitions in exchange for aggregate cash consideration of $56.1 million and the assumption of certain liabilities. The consideration primarily relates to the purchase of Cyclotech Limited, a company based in the United Kingdom that specializes in compact separation technologies and Precision Gas Well Testing, a U.S.-based company that provides pressure control solutions. The excess of the purchase price over the estimated fair value of net assets acquired approximated $28.8 million and has been recorded as goodwill in the December 31, 2009 consolidated balance sheet. Based on the structure of the transactions, the majority of the goodwill related to the acquisitions is not expected to be deductible for tax purposes.

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

On August 25, 2008, Smith completed the acquisition of all of the outstanding equity interests in W-H Energy Services, Inc. (“W-H”). W-H was a leading provider of technologically-advanced drilling-related product offerings, including directional drilling, measurement-while-drilling and logging-while-drilling services. W-H also provided a broad range of products and services used by exploration and production companies to complete and produce wells, including coiled tubing services, cased-hole wireline and other related offerings. W-H’s business operations were historically concentrated in the United States.

In connection with the transaction, the Company issued 17.78 million common shares and paid $1.62 billion of cash to the former shareholders of W-H. The fair value of shares issued was determined using an average price of $78.94, which represents the Company’s average closing stock price for the five-day period beginning two days

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before the announcement of the transaction. The purchase price consideration related to the W-H acquisition consists of the following:

Shares issued	$1,403,617
Cash paid, net	1,615,133

Consideration paid to former W-H equity holders	3,018,750
Acquired company transaction costs	12,874

$3,031,624

In addition to the W-H transaction, the Company completed six other acquisitions in 2008 in exchange for aggregate cash consideration of $41.3 million and the assumption of certain liabilities. The consideration primarily relates to the purchase of Norwegian-based Innovar Engineering AS, a company providing wellbore completion tool technology, and Caspian Downhole Services, a Kazakhstan-based provider of rental tool, machine shop and inspection services. The excess of the purchase price over the estimated fair value of net assets acquired approximated $12.7 million and has been recorded as goodwill in the December 31, 2008 consolidated balance sheet. Based on the structure of the transactions, the majority of the goodwill related to the 2008 acquisitions is not deductible for tax purposes.

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

The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company’s significant current and prior-year acquisitions had occurred on January 1, 2007. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the transaction occurred on the dates indicated or of future results for the combined entities (in thousands, except per share data):

	2009	2008	2007

Revenues	$8,218,559	$11,617,234	$9,861,637

Net income attributable to Smith	$148,469	$846,235	$694,515

Earnings per share:
Basic	$0.67	$3.86	$3.19

Diluted	$0.66	$3.84	$3.16

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes investing activities related to 2009, 2008 and 2007 acquisitions included in the consolidated statements of cash flows:

	2009	2008	2007

Fair value of tangible and identifiable intangible assets, net of cash acquired	$97,426	$1,670,731	$26,185
Goodwill acquired	28,807	2,116,943	19,422
Payments to former shareholders of businesses acquired	825	1,727	13,522
Total liabilities assumed	(70,932)	(714,797)	(5,677)
Fair value of shares issued	—	(1,403,617)	—

Cash paid for acquisitions, net of cash acquired	$56,126	$1,670,987	$53,452

4.	Dispositions

From time to time, the Company divests of select business operations. During 2009, the Company disposed of certain non-core operations acquired in connection with the W-H transaction. The Company received cash proceeds of $72.7 million and is entitled to future consideration in the event financial metrics established under earn-out arrangements are met. The accompanying consolidated statements of operations reflect no gain or loss associated with the sale of these operations. In addition, M-I SWACO disposed of certain non-core operations in exchange for consideration of $13.2 million. The pre-tax gain on this transaction was not material and has been reflected as a reduction in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Additionally, during 2007, the Company completed the disposition of certain majority-owned venture operations in exchange for aggregate cash consideration of $16.7 million and eliminated related net assets, including $10.2 million of goodwill. The pre-tax gain on this transaction was not material and has been reflected as a reduction in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted EPS because they were anti-dilutive. The following schedule reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except per share data):

	2009	2008	2007

Net income attributable to Smith	$148,469	$767,284	$647,051

Weighted average number of common shares outstanding	222,353	207,400	200,244

Basic EPS	$0.67	$3.70	$3.23

Net income attributable to Smith	$148,469	$767,284	$647,051

Weighted average number of common shares outstanding	222,353	207,400	200,244
Dilutive effect of stock options and restricted stock units	936	1,327	1,703

	223,289	208,727	201,947

Diluted EPS	$0.66	$3.68	$3.20

6.	Inventories

Inventories consist of the following at December 31:

	2009	2008

Raw materials	$173,953	$190,790
Work-in-process	163,489	202,019
Finished goods	1,656,648	2,186,203

	1,994,090	2,579,012
Reserves to state certain U.S. inventories (FIFO cost of $840,326 and $1,044,345 in 2009 and 2008, respectively) on a LIFO basis	(173,735)	(211,846)

	$1,820,355	$2,367,166

The Company’s reserves to state inventory on a LIFO basis declined $38.1 million in 2009, attributable primarily to reductions in the cost of steel and alloy products as well as reductions in quantities on-hand within the Distribution segment. For the year ended December 31, 2008, the Company recorded additional LIFO reserves of $95.6 million, reflecting the higher cost of steel and alloy products purchased in the Distribution segment and, to a lesser extent, modest cost inflation experienced in the Smith Oilfield manufacturing operations.

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2009	2008

Land and improvements	$88,154	$77,463
Buildings	357,521	322,569
Machinery and equipment	1,181,269	1,048,821
Rental tools	1,435,870	1,292,796

	3,062,814	2,741,649
Less — Accumulated depreciation	(1,139,349)	(897,613)

	$1,923,465	$1,844,036

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets

Goodwill

The following table presents goodwill on a segment basis as of the dates indicated, as well as changes in the account during the period shown.

		Smith
	M-I SWACO	Oilfield	Distribution	Consolidated

Balance as of December 31, 2007	$707,165	$137,732	$51,545	$896,442
Goodwill acquired	5,771	2,111,172	—	2,116,943
Purchase price and other adjustments	1,727	1,771	(458)	3,040

Balance as of December 31, 2008	714,663	2,250,675	51,087	3,016,425
Goodwill acquired	26,227	2,580	—	28,807
Transfer between segments	10,320	(10,320)	—	—
Purchase price and other adjustments	1,611	21,985	—	23,596

Balance as of December 31, 2009	$752,821	$2,264,920	$51,087	$3,068,828

Other Intangible Assets

The components of other intangible assets at December 31 are as follows:

							Weighted
	2009			2008			Average
	Gross			Gross			Amortization
	Carrying	Accumulated		Carrying	Accumulated		Period
	Amount	Amortization	Net	Amount	Amortization	Net	(Years)

Patents	$445,973	$83,387	$362,586	$426,772	$52,175	$374,597	13.9
Trademarks(a)	205,031	4,390	200,641	205,031	3,764	201,267	18.0
License agreements	41,677	20,517	21,160	32,416	17,311	15,105	8.1
Non-compete agreements	37,928	28,410	9,518	37,928	23,122	14,806	5.4
Customer relationships and contracts	58,438	38,257	20,181	58,438	26,763	31,675	7.1

	$789,047	$174,961	$614,086	$760,585	$123,135	$637,450	13.2

(a)	Included within the gross carrying amount of trademarks is $195.7 million of indefinite-lived assets. The corresponding weighted average amortization period reflects the weighting of finite-lived trademarks.

Intangible amortization expense totaled $51.8 million, $36.0 million and $31.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense is expected to approximate $52 million for fiscal year 2010 and is anticipated to range between $34 million and $46 million per year for the 2011 – 2014 fiscal years.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

The following summarizes the Company’s outstanding debt at December 31:

	2009	2008

Current:
Short-term borrowings	$87,267	$1,096,443
Current portion of long-term debt	271,501	269,853

Short-term borrowings and current portion of long-term debt	$358,768	$1,366,296

Long-Term:
Notes:
9.75% Senior Notes maturing March 2019 with an effective interest rate of 9.76%. Interest payable semi-annually (presented net of unamortized discount of $311)	$699,689	$—
8.63% Senior Notes maturing March 2014 with an effective interest rate of 8.71%. Interest payable semi-annually (presented net of unamortized discount of $836)	299,164	—
6.0% Senior Notes maturing June 2016 with an effective interest rate of 6.11%. Interest payable semi-annually (presented net of unamortized discount of $200 and $231 in 2009 and 2008, respectively)	274,800	274,769
6.75% Senior Notes maturing February 2011 with an effective interest rate of 6.83%. Interest payable semi-annually (presented net of unamortized discount of $19 and $131 in 2009 and 2008, respectively)	219,981	219,869
Bank revolvers payable:
$1.0 billion revolving note, expires March 2013	—	—
$375 million revolving note, expires July 2010	—	—
$400 million revolving note, cancelled December 2009	—	260,000
Term Loans:
$1.0 billion term loan payable to a syndicate of financial institutions. Principal due in semi-annual installments of $125.0 million through June 2012. Interest payable at Eurodollar rate of LIBOR plus 70 basis points (1.59% at December 31, 2009)	525,000	875,000
M-I SWACO £80 million term loan payable to a financial institution. Principal due in semi-annual installments of £6.7 million through December 2012. Interest payable at Eurocurrency rate of LIBOR plus 35 basis points (1.19% at December 31, 2009)	63,964	77,456
Other	3,157	3,284

	2,085,755	1,710,378
Less — Current portion of long-term debt	(271,501)	(269,853)

Long-term debt	$1,814,254	$1,440,525

Principal payments of long-term debt for years subsequent to 2009 are as follows:
2011	$494,019
2012	46,322
2013	—
2014	299,360
Thereafter	974,553

	$1,814,254

Short-term borrowings at December 31, 2009 primarily consist of amounts outstanding under lines of credit and short-term notes. Certain subsidiaries of the Company have unsecured credit facilities with non-U.S. financial institutions aggregating $285.6 million with $156.7 million of additional borrowing capacity available under these

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities at December 31, 2009. These borrowings had a weighted average interest rate of 10.1 percent and 12.4 percent at December 31, 2009 and 2008, respectively.

In December 2009, the Company entered into a $1.0 billion unsecured revolving credit facility provided by a syndicate of financial institutions, under which M-I SWACO can utilize up to $125 million. The revolving credit agreement allows for the election of interest at a base rate or a Eurodollar rate of LIBOR plus 250 basis points (2.75% at December 31, 2009), and requires the payment of a quarterly commitment fee of 37.5 basis points on the unutilized portion of the facility. The credit facility, which expires in March 2013, contains customary covenants and a debt-to-total capitalization limitation. Additionally, the Company terminated the $400 million unsecured revolving credit facility that was scheduled to expire in May 2010.

In March 2009, the Company entered into a $525.0 million term loan facility with a syndicate of financial institutions (the “Lenders”), which remained undrawn and was allowed to expire in June 2009. In July 2009, the Company entered into a new $375.0 million unsecured revolving credit facility provided by the Lenders, which allows for the election of interest at a base rate or a Eurodollar rate of LIBOR plus 250 basis points (2.75% at December 31, 2009) and requires the payment of a quarterly commitment fee of 32.5 basis points on the unutilized portion of the facility. The credit agreement, which expires in July 2010, contains customary covenants and a debt-to-capitalization limitation.

In March 2009, the Company completed a public offering of $300.0 million five-year and $700.0 million ten-year Senior Notes issued under an existing Indenture. The Indenture contains no financial covenants, nor any restrictions related to the payment of cash dividends to common stockholders. Net proceeds of $991.1 million were received in connection with the offering and were used to repay outstanding indebtedness under a $1.0 billion bridge loan facility, which was scheduled to expire in August 2009. The Senior Notes are unsecured obligations of the Company, carry a combined effective interest rate of 9.44 percent and require semi-annual interest payments.

In August 2008, the Company entered into a credit agreement consisting of a multi-year unsecured term loan facility of $1.0 billion and a 364-day unsecured bridge loan facility of $1.0 billion with a syndicate of five financial institutions. The credit agreement allows for the election of interest at a base rate, or a Eurodollar rate of LIBOR plus 70 basis points, and contains customary covenants, including a 45 percent debt-to-total capitalization limitation. Borrowings under the credit facility can be prepaid, in whole or in part, without penalty; however, upon the occurrence of certain events, mandatory prepayments are required.

The 6.0 percent and 6.75 percent Senior Notes are unsecured obligations of the Company issued under an existing Indenture. The Senior Notes are redeemable by the Company, in whole or in part, at any time prior to maturity at a redemption price equal to accrued interest plus the greater of the principal amount or the present value of the remaining principal and interest payments.

Borrowings under the M-I SWACO £80 million term loan are unsecured and require compliance with certain customary covenants, including debt-to-total capitalization and debt-to-EBITDA limitations. The term loan can be prepaid, in whole or in part, without penalty subject to required notice periods and compliance with minimum prepayment amounts.

The Company was in compliance with its loan covenants under the various loan agreements, as amended, at December 31, 2009.

10.	Financial Instruments

Derivative Instruments

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. In an effort to mitigate these risks, the Company enters into derivative financial instruments which are accounted for as cash flow or fair value

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedges in accordance with the authoritative accounting standard. The Company does not enter into derivative instruments for speculative purposes.

For foreign exchange and interest rate derivative instruments that do not qualify as cash flow hedges, realized and unrealized gains and losses are recognized currently through earnings. Foreign exchange hedge contracts not designated as cash flow hedges with a notional amount of $114.5 million and $235.5 million were outstanding as of December 31, 2009, and 2008, respectively.

For foreign exchange and interest rate derivative instruments that qualify as cash flow hedges, realized and unrealized gains and losses are deferred to accumulated other comprehensive income (“AOCI”) and recognized in the consolidated statements of operations when the hedged item affects earnings. As of December 31, 2009, the Company had one outstanding interest rate cash flow hedge contract with a notional amount of $63.9 million and no outstanding foreign exchange cash flow hedge contracts. As of December 31, 2008, the notional amounts for interest rate cash flow hedge contracts and foreign exchange cash flow hedge contracts were $277.5 million and $13.2 million, respectively.

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

The 2009 public debt transaction did not include a longer-tenor debt issuance as contemplated in the cash flow hedge transaction and a future transaction of this tenor is probable of not occurring. Accordingly, $59.3 million of the mark-to-market loss previously deferred as a component of AOCI was reclassified into earnings in the first quarter of 2009, offsetting the $56.9 million mark-to-market gain discussed above. Approximately $3.6 million of losses deferred in AOCI related to interest rate derivative contracts, or $1.6 million net of taxes and noncontrolling interests, will be reclassified into earnings during fiscal 2010.

In addition to the $2.4 million net mark-to-market interest rate derivative loss recognized in 2009, the Company has recognized $15.3 million of derivative contract losses in the consolidated statements of operations for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, the Company recognized derivative contract losses of $37.3 million and $4.1 million, respectively, in the consolidated statements of operations. The following table provides required information with respect to the classification and loss amounts recognized in income as well as the derivative-related contract losses deferred in AOCI for the year ended December 31, 2009:

Derivatives Designated	Gain (Loss)	Location of	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
as Cash Flow Hedging	Recognized	Gain (Loss) Reclassified	Reclassified From	Recognized in Income	Recognized in Income
Instruments —	in AOCI	from AOCI to Income	AOCI to Income	(Ineffective)	(Ineffective)

Interest rate contracts	$(2,057)	Interest expense	$(3,296)	Selling, general and administrative expenses	$(76)
Foreign exchange contracts	(1,061)	Cost of oilfield revenues	(2,572)		—

Total	$(3,118)		$(5,868)		$(76)

	Location of Gain (Loss)	Gain (Loss)
Derivatives not Designated —	Recognized in Income	Recognized in Income

Foreign exchange contracts	Selling, general and administrative expenses	$(9,361)

The fair value of outstanding foreign exchange derivative instruments is determined using composite pricing from published financial market sources whereas the fair value of the outstanding interest rate derivative instruments is determined by obtaining quoted prices in active markets for similar contracts. Both measurement

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methodologies are classified as Level Two tier under the applicable accounting standard. The recorded fair value of derivative instruments is as follows:

	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value

Derivatives Designated as Hedging Instruments — Interest rate contracts		$—	Other current liabilities	$(4,621)
Foreign exchange contracts	Prepaid expenses and other	—		—
Derivatives Not Designated as Hedging Instruments — Foreign exchange contracts	Prepaid expenses and other	2,648	Other current liabilities	(4,140)

Total		$2,648		$(8,761)

Other Financial Instruments

The fair value of outstanding long-term debt instruments is determined using quoted prices for similar debt instruments, which is classified as a Level Two tier measurement methodology under the applicable accounting standard. As of December 31, 2009, the fair value of long-term debt instruments approximated $2.33 billion and the recorded value totaled $2.09 billion. The fair and recorded values of long-term debt instruments totaled $1.63 billion and $1.71 billion, respectively, as of December 31, 2008.

The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the nature of these instruments.

Concentration of Credit Risk

The Company sells its products and services to numerous companies in the oil and natural gas industry. The significant energy industry concentration has the potential to impact the Company’s exposure to credit risk, either positively or negatively, because customers may be similarly affected by changes in economic or other conditions. Although this concentration could affect the Company’s overall exposure to credit risk, management believes that the Company is exposed to minimal risk since the majority of its business is conducted with major companies within the industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of a letter of credit or bank guarantee.

11.	Income Taxes

The geographical sources of income before income taxes for the three years ended December 31, were as follows:

	2009	2008	2007

United States	$(66,154)	$821,812	$644,283
Non-United States	517,470	734,209	659,592

Total	$451,316	$1,556,021	$1,303,875

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision is summarized as follows:

	2009	2008	2007

Current:
United States	$(63,477)	$237,022	$172,948
Non-United States	178,369	250,168	208,352
State	(474)	14,968	4,906

	114,418	502,158	386,206

Deferred:
United States	37,684	17,140	21,849
Non-United States	(12,997)	(13,758)	381
State	—	352	35

	24,687	3,734	22,265

Income tax provision	$139,105	$505,892	$408,471

The Company’s income tax provision includes amounts related to the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. Undistributed earnings above the amounts upon which taxes have been provided, which approximated $334.7 million at December 31, 2009, are intended to be permanently invested by the Company. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

The consolidated effective tax rate (as a percentage of income before income taxes) is reconciled to the U.S. federal statutory tax rate as follows:

	2009	2008	2007

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Noncontrolling partners’ share of U.S. partnership earnings	(3.9)	(2.9)	(3.0)
Non-deductible expenses	2.2	0.9	1.1
Benefit of extraterritorial income exclusion, manufacturer’s production exclusion and research credits	—	(0.6)	(0.9)
State taxes, net	(0.1)	1.0	0.3
Non-U.S. tax provisions which vary from the U.S. rate/non-U.S. losses with no tax benefit realized	(2.5)	(0.9)	(1.2)
Change in valuation allowance	0.1	—	(0.1)
Other items, net	0.1	—	0.1

Effective tax rate	30.9%	32.5%	31.3%

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes at December 31 are as follows:

	2009	2008

Deferred tax liabilities attributed to the excess of net book basis over remaining tax basis (principally depreciation and amortization):
United States	$(451,524)	$(380,850)
Non-United States	(92,101)	(79,418)

Total deferred tax liabilities	(543,625)	(460,268)

Deferred tax assets attributed to net operating loss and tax credit carryforwards:
United States	17,776	—
Non-United States	28,181	16,034
Other deferred tax assets (principally accrued liabilities not deductible until paid and inventory reserves):
United States	53,513	83,441
Non-United States	29,775	33,077

Subtotal	129,245	132,552
Valuation allowance	(15,630)	(14,696)

Total deferred tax assets	113,615	117,856

Net deferred tax liabilities	$(430,010)	$(342,412)

Balance sheet presentation:
Deferred tax assets, net	$65,667	$81,834
Other assets	41,542	12,691
Income taxes payable	(3,682)	(7,951)
Deferred tax liabilities	(533,537)	(428,986)

Net deferred tax liabilities	$(430,010)	$(342,412)

As of December 31, 2009, the accompanying consolidated balance sheet includes $17.8 million of deferred tax assets associated with foreign tax credits available to offset taxes in the United States through 2019 and $28.2 million of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States. Although a significant portion of the net operating losses will carryforward indefinitely and are available to reduce future tax liabilities of the respective foreign entity, management currently believes that the majority of these assets will not be realized and has, accordingly, established a $15.6 million valuation reserve.

In addition to the tax liabilities discussed above, the Company establishes reserves for positions taken on tax matters which, although considered appropriate under the regulations, could potentially be successfully challenged by authorities during a tax audit or review. The accompanying consolidated balance sheets include liabilities of $69.3 million and $56.3 million to provide for uncertain tax positions taken as of December 31, 2009 and 2008, respectively.

The liability for uncertain tax positions as of December 31, 2009, which is primarily reflected in other long-term liabilities, consists of $50.3 million of unrecognized tax benefits, $13.4 million of interest and $5.6 million of penalties. Although the Company does not expect to report a significant change in the amount of liabilities recorded for uncertain tax positions during the next twelve-month period, changes in the recorded reserves could impact future reported results. Accordingly, if the Company’s uncertain tax positions were allowed by the relevant taxing authorities during a review or expired unchallenged, approximately $48.6 million of the liability for uncertain tax

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions would be recorded as a reduction in income tax provision with the remaining $20.7 million recorded as a decrease to other balance sheet accounts.

The following table discloses changes in liabilities recorded for uncertain tax positions for the periods presented:

	2009	2008	2007

Balance at beginning of year	$41,011	$34,538	$22,629
Additions for tax positions of prior years	1,576	7,829	7,271
Reductions for tax positions of prior years	(794)	(3,202)	(2,758)
Additions for tax positions in the current year	8,936	2,146	8,324
Settlements with tax authorities	—	(300)	(200)
Reductions due to the lapse of applicable statute of limitations	(468)	—	(728)

Balance at end of year	$50,261	$41,011	$34,538

The Company records penalty and interest amounts related to income tax matters as income tax provision in the accompanying consolidated financial statements. For the years ended December 31, 2009 and 2008, income tax provision includes interest and penalties of $2.4 million and $1.6 million, respectively.

The Company operates in more than 70 countries and is subject to income taxes in most of those jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Earliest Open Tax Period

Canada	2001
Norway	1999
Russia	2006
United Kingdom	2003
United States	2001

12.	Stockholders’ Equity

Issuance of Common Stock

In November 2009, the Company completed a public offering of 28 million shares of common stock at $26.50 per share. Net cash proceed to the Company after deducting underwriting discounts, commissions and other related expenses were $717.4 million.

Dividend Program

The Board of Directors declared payments under the Company’s regular quarterly cash dividend program of $108.8 million, or $0.48 per share; $100.7 million, or $0.48 per share; and $80.1 million, or $0.40 per share, for the years ended December 31, 2009, 2008 and 2007, respectively.

Common Stock Repurchases

The Company’s Board of Directors maintains a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors (the “Repurchase Program”). There were no share purchases for the year ended December 31, 2009. The Company purchased $21.5 million and $83.5 million of common stock during 2008 and 2007, respectively, under the authorized Repurchase Program. As of December 31, 2009, approximately 15.2 million shares remained

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for purchase under the program which may be executed from time to time in the open market. Common stock obtained by the Company through the Repurchase Program has been added to the Company’s treasury stock holdings.

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

Stockholder Rights Plan

On June 8, 2000, the Company adopted a Stockholder Rights Plan (the “Rights Plan”). As part of the Rights Plan, the Company’s Board of Directors declared a dividend of one junior participating preferred stock purchase right (“Right”) for each share of the Company’s common stock outstanding on June 20, 2000. The Board also authorized the issuance of one such Right for each share of the Company’s common stock issued after June 20, 2000 until the occurrence of certain events. As further discussed in Note 19, the Company’s Rights Plan was amended subsequent to December 31, 2009.

Except with respect to the contemplated business combination with Schlumberger, the Rights are exercisable upon the occurrence of certain events related to a person (an “Acquiring Person”) acquiring or announcing the intention to acquire beneficial ownership of 20 percent or more of the Company’s common stock. In the event any person becomes an Acquiring Person, each holder (except an Acquiring Person) will be entitled to purchase, at an effective exercise price of $87.50, subject to adjustment, shares of common stock having a market value of twice the Right’s exercise price. The Acquiring Person will not be entitled to exercise these Rights. In addition, if at any time after a person has become an Acquiring Person, the Company is involved in a merger or other business combination transaction, or sells 50 percent or more of its assets or earning power to another entity, each Right will entitle its holder to purchase, at an effective exercise price of $87.50, subject to adjustment, shares of common stock of such other entity having a value of twice the Right’s exercise price. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50 percent or more of the Company’s common stock, the Board may extinguish the Rights by exchanging one share of common stock, or an equivalent security, for each Right, other than Rights held by the Acquiring Person.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of the following:

	2009	2008

Currency translation adjustments	$31,290	$(24,235)
Fair value of derivatives	(2,274)	(42,489)
Pension and other postretirement benefits	(4,901)	(7,109)

Accumulated other comprehensive income	$24,115	$(73,833)

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Retirement Plans

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

The Company recognized expense totaling $37.7 million, $48.9 million, and $43.8 million in 2009, 2008 and 2007, respectively, related to Company contributions to the plans.

Certain of the Company’s subsidiaries sponsor various defined contribution plans. The Company’s contributions under these plans for each of the three years in the period ended December 31, 2009 were immaterial.

Deferred Compensation Plans

The Company maintains Supplemental Executive Retirement Plans, non-qualified, deferred compensation programs, for the benefit of officers and certain other eligible employees of the Company. Participants may contribute up to 100 percent of cash compensation, on a pre-tax basis, as defined. Plan provisions allow for retirement and matching contributions, similar to those provided under the Company’s defined contribution programs, and, in certain cases, an interest contribution in order to provide a yield on short-term investments equal to 120 percent of the long-term applicable federal rate, as defined.

In the event of insolvency or bankruptcy, plan assets are available to satisfy the claims of all general creditors of the Company. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2009 and 2008, $57.1 million and $52.8 million, respectively, are included in other assets with a corresponding amount recorded in other long-term liabilities.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009, 2008 and 2007, Company contributions to the plans totaled $2.4 million, $2.0 million and $1.3 million, respectively.

14.	Employee Benefit Plans

Pension Plans

The Company currently maintains various defined benefit pension plans covering certain U.S. and international employees. Future benefit accruals and the addition of new participants under the U.S. plans were frozen prior to 1998. The following tables disclose the changes in benefit obligations and plan assets during the periods presented and reconcile the funded status of the plans to the amounts included in the accompanying consolidated balance sheets:

	United States		International
	2009	2008	2009	2008

Changes in benefit obligations:
Benefit obligations at beginning of year	$19,197	$19,523	$43,419	$47,403
Service cost	—	—	6,239	4,820
Interest cost	1,277	1,206	2,484	1,888
Actuarial loss (gain)	2,121	(506)	(9,106)	(1,811)
Exchange rate changes and other	—	(354)	9,035	(8,657)
Benefits paid	(775)	(672)	(270)	(224)

Benefit obligations at end of year	$21,820	$19,197	$51,801	$43,419

Changes in plan assets:
Fair value of plan assets at beginning of year	$13,208	$19,180	$30,151	$30,392
Actual return on plan assets	2,882	(4,946)	820	(2,703)
Employer contributions	255	—	9,110	5,114
Exchange rate changes and other	(63)	(354)	7,108	(2,428)
Benefits paid	(775)	(672)	(270)	(224)

Fair value of plan assets at end of year	$15,507	$13,208	$46,919	$30,151

Funded status	$(6,313)	$(5,989)	$(4,882)	$(13,268)

Amounts recognized in the consolidated balance sheet:
Other long-term liabilities	$(6,313)	$(5,989)	$(4,882)	$(13,268)

Amounts in accumulated other comprehensive income:
Net actuarial loss	$4,911	$5,067	$3,236	$5,213
Prior service costs	—	—	25	27

Net amount recognized	$4,911	$5,067	$3,261	$5,240

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit expense and the weighted average assumptions used to determine the net periodic benefit expense for the fiscal years ended December 31, and the projected benefit obligation at December 31 are as follows:

	United States			International
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit expense:
Service cost	$—	$—	$—	$6,239	$4,820	$4,461
Interest cost	1,277	1,206	1,179	2,484	1,888	1,925
Return on plan assets	(884)	(1,239)	(1,336)	(2,175)	(1,717)	(2,142)
Amortization of prior service cost	—	—	—	8	7	8
Amortization of loss	749	87	219	517	427	67

Net periodic benefit expense	$1,142	$54	$62	$7,073	$5,425	$4,319

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax and noncontrolling interest:
Net (gain) loss arising during the year	$593	$3,375	$(959)	$(1,454)	$(498)	$4,721
Amortization of prior service cost	—	—	—	(8)	(7)	(8)
Amortization of net loss	(749)	(87)	(219)	(517)	(427)	(67)

Other comprehensive (income) loss	$(156)	$3,288	$(1,178)	$(1,979)	$(932)	$4,646

Net periodic benefit expense:
Discount rate	6.6%	6.3%	5.8%	5.1%	4.9%	5.7%
Expected return on plan assets	8.5%	8.5%	8.5%	6.2%	5.7%	6.6%
Projected benefit obligation:
Discount rate	5.6%	6.6%	6.3%	5.4%	5.1%	4.9%
Expected return on plan assets	8.5%	8.5%	8.5%	6.2%	5.7%	6.6%

In determining the expected return on pension plan assets, the Company considers the investment mix, the historical market performance and economic and other indicators of future performance. The Company primarily utilizes a mix of insurance contracts, common stock and fixed income index funds to generate asset returns comparable with the general market. The investment mix of pension assets at December 31 is summarized in the following table:

	United States		International
	2009	2008	2009	2008

Insurance contracts	—%	—%	100%	100%
Common stock and related index funds	70	71	—	—
Fixed income securities and related index funds	25	25	—	—
Other	5	4	—	—

Total	100%	100%	100%	100%

For pension plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets as of December 31:

	United States		International
	2009	2008	2009	2008

Projected benefit obligation	$21,820	$19,197	$7,316	$5,699
Accumulated benefit obligation	21,820	19,197	6,411	4,956
Plan assets at fair value	15,507	13,208	3,591	3,112

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2008, the Company adopted fair value accounting standards which divides fair value measurement into three broad levels: Level One is comprised of active-market quoted prices for identical instruments; Level Two is comprised of market-based data obtained from independent sources; and Level Three is comprised of non-market based estimates which reflect the best judgment of the Administrative Committee. The Company’s U.S and international pension plan assets are classified as Level Two following the prescribed methodology. The following table sets forth the Company’s U.S and international pension plan assets, at fair value as of December 31, 2009:

	Cash	U.S. Equity	International	Corporate	Insurance
	Equivalents	Securities	Equity Securities	Bonds	Contracts

U.S. pension plans	$719	$8,700	$2,211	$3,877	$—
International pension plans	—	—	—	—	46,919

Total	$719	$8,700	$2,211	$3,877	$46,919

Estimated future benefit payments based on projected future service are expected to range between $1.2 million and $2.0 million a year for the next five years and approximate $12.9 million for the five-year period ending December 31, 2010. Company contributions to the pension plans during 2010 are expected to approximate $6.4 million.

Postretirement Benefit Plans

The Company and certain subsidiaries have postretirement benefit plans which provide health care benefits to a limited number of retirees. Individuals who elect to contribute premiums are eligible to participate in the Company’s medical and prescription drug programs, with certain limitations. In addition to premiums, the retiree is responsible for deductibles and any required co-payments and is subject to annual and lifetime dollar spending caps.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Changes in benefit obligations:
Benefit obligations at beginning of year	$9,397	$9,386
Service cost	—	349
Interest cost	299	572
Plan participants’ contributions	547	551
Future retiree benefit curtailment	(4,419)	—
Actuarial loss (gain)	150	(533)
Benefits paid	(743)	(928)

Benefit obligations at end of year	$5,231	$9,397

Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	196	377
Plan participants’ contributions	547	551
Benefits paid	(743)	(928)

Fair value of plan assets at end of year	$—	$—

Funded status	$(5,231)	$(9,397)

Amounts recognized in the consolidated balance sheet:
Other long-term liabilities	$(5,231)	$(9,397)

Amounts in accumulated other comprehensive income:
Net actuarial gain	$(3,271)	$(3,198)

Net periodic benefit expense and the weighted average assumptions used to determine the net periodic benefit expense for the fiscal years ended December 31, and the projected benefit obligation at December 31 are as follows:

	2009	2008	2007

Components of net periodic benefit expense:
Service cost	$—	$349	$381
Interest cost	299	572	563
Amortization of gain	(292)	(235)	(157)
Future retiree benefit curtailment	(4,260)	—	—

Net periodic benefit expense	$(4,253)	$686	$787

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax and noncontrolling interest:
Net gain arising during the year	$(365)	$(695)	$(989)
Amortization of net gain	292	235	157

Other comprehensive income	$(73)	$(460)	$(832)

Net periodic benefit expense:
Discount rate	6.2%	6.3%	5.8%
Projected benefit obligation:
Discount rate	5.5%	6.2%	6.3%

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation at December 31 are as follows:

	2009	2008

Health care cost trend rate for current year	9.7%	10.1%
Rate that the cost trend rate gradually declines (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2016

A one-percentage point change in assumed health care cost trend rates would have the following effects on the benefit obligations and the aggregate of the service and interest cost components of the postretirement benefits expense:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total service and interest cost	$1	$(17)
Effect on accumulated postretirement benefit obligation	24	(317)

Estimated future benefit payments based on projected future service are expected to approximate $0.4 million a year for the next five years and $2.0 million for the five-year period ending December 31, 2019. Company contributions to the postretirement benefit plans during 2010 are expected to be comparable to the 2009 levels.

15.	Long-Term Incentive Compensation

As of December 31, 2009, the Company had outstanding restricted stock and stock option awards granted under the Third Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of December 31, 2009, 381,081 shares were authorized for future issuance pursuant to the Plan. Additionally, the Company assumed the W-H stock option plan in 2008 under which no further awards may be granted.

Restricted Stock Units

The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 150 percent of the target units granted, is solely dependent upon the financial metrics achieved by the Company in the fiscal year subsequent to the award. A summary of the Company’s restricted stock program is presented below (in thousands, except fair value data):

	Time-Based Awards		Performance-Based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units	Value(a)	Stock Units

Outstanding at December 31, 2008	2,599	$32.57	1,639	$31.60	4,238
Granted	790	26.08	1,006	26.61	1,796
Performance adjustment(b)	—	—	(428)	23.38	(428)
Forfeited	(231)	34.39	(74)	34.89	(305)
Vested	(792)	35.26	(348)	49.08	(1,140)

Outstanding at December 31, 2009	2,366	$29.33	1,795	$27.52	4,161

(a)	Reflects the weighted average grant-date fair value.

(b)	Performance-based units related to the December 2008 grants adjusted based on financial metrics achieved in 2009.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was $33.1 million, $24.8 million, and $48.7 million, respectively. In addition, restrictions on approximately 1.2 million restricted stock units outstanding at December 31, 2009 are expected to lapse and issue during the 2010 fiscal year.

Stock Options

Stock options are generally granted at the fair market value on the date of grant, vest over a four-year period and expire ten years after the date of grant. A summary of the Company’s stock option program is presented below (in thousands, except per share and contractual life data):

	Shares		Weighted Average
	Under	Weighted Average	Remaining	Aggregate Intrinsic
	Option	Exercise Price	Contractual Life	Value

Outstanding at December 31, 2008	1,150	$19.58
Forfeited	(12)	21.15
Exercised	(79)	12.98

Outstanding at December 31, 2009	1,059	$20.05	3.55	$7,978

Exercisable at December 31, 2009	1,057	$20.01	3.55	$7,978

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $25.5 million, and $69.0 million, respectively.

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

Share-based compensation expense, consisting of restricted stock unit and stock option awards, for the year ended December 31, 2009, 2008 and 2007 was $46.0 million, $43.4 million and $34.2 million, respectively, and net of taxes and noncontrolling interests, was $26.0 million, $24.8 million and $20.6 million, respectively.

The total unrecognized share-based compensation expense, consisting of restricted stock and stock options, for awards outstanding as of December 31, 2009 was $109.3 million, or approximately $67.3 million net of taxes and noncontrolling interests, which will be recognized over a weighted-average period of 2.6 years.

16.	Industry Segments and International Operations

The Company is a global provider of products and services used during the drilling, completion and production phases of oil and natural gas development activities. Our business is segregated into three operating segments, M-I SWACO, Smith Oilfield and Distribution, which is the basis upon which we report our results.

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

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents financial information for each reportable segment:

	2009	2008	2007

Revenues:
M-I SWACO	$4,224,340	$5,183,335	$4,422,408
Smith Oilfield	2,225,048	2,848,804	2,210,161
Distribution	1,769,171	2,738,699	2,131,761

	$8,218,559	$10,770,838	$8,764,330

Operating Income:
M-I SWACO	$516,355	$839,647	$729,412
Smith Oilfield	229,063	746,826	619,038
Distribution	(33,894)	180,178	97,154
General corporate	(112,441)	(124,239)	(75,807)

	$599,083	$1,642,412	$1,369,797

Capital Expenditures:
M-I SWACO	$126,677	$210,471	$184,027
Smith Oilfield	233,751	221,269	149,829
Distribution	4,556	7,238	6,929
General corporate	5,895	3,907	15,036

	$370,879	$442,885	$355,821

Depreciation and Amortization:
M-I SWACO	$129,170	$123,227	$111,618
Smith Oilfield	218,925	133,459	75,494
Distribution	4,737	4,736	4,763
General corporate	12,026	2,021	1,421

	$364,858	$263,443	$193,296

Total Assets:
M-I SWACO	$4,108,917	$4,124,291	$3,589,790
Smith Oilfield	5,048,135	5,473,372	1,579,541
Distribution	668,227	1,070,909	752,221
General corporate	914,136	147,652	140,328

	$10,739,415	$10,816,224	$6,061,880

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes charges, included within selling, general and administrative expenses, on a reportable segment basis:

	2009	2008	2007

M-I SWACO	$25,080	$4,000	$—
Smith Oilfield	25,417	—	—
Distribution	2,359	731	—
General corporate	7,986	29,881	—

	$60,842	$34,612	$—

Charges reported in 2009 include $58.4 million associated with employee severance and other cost reduction measures and $2.4 million related to the settlement of an interest rate derivative contract. In 2008, the reported charges include a $29.9 million loss on an interest rate derivative contract and $4.7 million of hurricane-related losses.

The following table presents consolidated revenues by region:

	2009	2008	2007

United States	$3,319,940	$5,080,710	$3,967,806
Canada	638,268	851,098	771,430

North America	3,958,208	5,931,808	4,739,236

Latin America	1,003,864	987,104	738,026
Europe/Africa	2,079,139	2,569,803	2,105,745
Middle East/Asia	1,177,348	1,282,123	1,181,323

Non-North America	4,260,351	4,839,030	4,025,094

	$8,218,559	$10,770,838	$8,764,330

The following table presents net property, plant and equipment by region:

	2009	2008	2007

United States	$1,255,137	$1,269,691	$588,345
Canada	59,921	45,241	52,596

North America	1,315,058	1,314,932	640,941

Latin America	149,769	115,269	95,834
Europe/Africa	336,278	297,209	266,437
Middle East/Asia	122,360	116,626	102,668

Non-North America	608,407	529,104	464,939

	$1,923,465	$1,844,036	$1,105,880

The Company’s expenditures for research and engineering activities are attributable to the Company’s oilfield operations and totaled $141.0 million in 2009, $129.4 million in 2008 and $110.7 million in 2007.

17.	Commitments and Contingencies

Leases

The Company routinely enters into operating and capital leases for certain of its facilities and equipment. Amounts related to assets under capital lease were immaterial for the periods presented. Rent expense totaled $223.3 million, $207.7 million and $166.5 million in 2009, 2008 and 2007, respectively.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount

2010	$90,334
2011	59,253
2012	45,345
2013	34,656
2014	25,445
2015-2019	73,717
Thereafter	44,315

$373,065

In the normal course of business, the Company enters into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

M-I SWACO Noncontrolling Interest

The Company and its M-I SWACO joint venture partner, Schlumberger Limited (“Schlumberger”), can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at the same valuation per interest. If the Company agrees to purchase Schlumberger’s joint venture interest, whether pursuant to these provisions or otherwise, Smith would need to fund the transaction. The Company’s funding could include issuing equity, resulting in dilution to existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. Should the Company instead not purchase Schlumberger’s interest, the Company would no longer have an interest in the joint venture.

Standby Letters of Credit

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies which reinsure certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $18 million of related liabilities are reflected in the accompanying consolidated balance sheet, the Company was contingently liable for approximately $254 million of standby letters of credit and bid, performance and surety bonds at December 31, 2009. Management does not expect any material amounts to be drawn on these instruments.

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

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	Quarterly Information (Unaudited)

	First	Second	Third	Fourth	Year
		(In thousands, except per share data)

2009
Revenues	$2,411,479	$1,944,289	$1,879,024	$1,983,767	$8,218,559
Gross profit	692,302	529,030	499,740	529,008	2,250,080
Net income attributable to Smith	96,935	24,386	7,035	20,113	148,469
Earnings per share:
Basic	0.44	0.11	0.03	0.09	0.67
Diluted	0.44	0.11	0.03	0.09	0.66
2008
Revenues	$2,370,998	$2,494,158	$2,849,311	$3,056,371	$10,770,838
Gross profit	781,484	807,452	906,798	933,182	3,428,916
Net income attributable to Smith	174,991	183,273	209,843	199,177	767,284
Earnings per share:
Basic	0.87	0.91	1.00	0.91	3.70
Diluted	0.87	0.91	1.00	0.91	3.68

19.	Subsequent Events (Unaudited)

Devaluation of Venezuelan Bolivar Fuertes

In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar fuertes which modified the official fixed rate from 2.15 Venezuelan bolivar fuertes per U.S. dollar to a multi-rate system. The Company accounts for its operations in Venezuela using the U.S. dollar as its functional currency. Exchange rates used in translating Venezuelan bolivar fuertes denominated transactions, assets and liabilities subsequent to the devaluation date are dependent upon a number of factors, including the nature of contracts and the types of goods and services provided, which are currently expected to range between 2.6 and 4.3 Venezuelan bolivar fuertes per U.S. dollar. In connection with the revaluation of its Venezuelan bolivar fuertes denominated net asset position, the Company expects to record a pre-tax loss ranging between $10 million and $20 million in the first quarter of 2010. While the change in exchange rates will, at least initially, result in a reduction in the U.S. dollar equivalents for revenues earned and expenses incurred denominated in local currency, such change is not expected to have a material impact on the Company’s consolidated results of operations.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schlumberger Limited Merger Agreement

On February 21, 2010, the Company, Schlumberger Limited (“Schlumberger”) and Turnberry Merger Sub, Inc., a wholly-owned subsidiary of Schlumberger, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Turnberry Merger Sub, Inc. will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Schlumberger, and each share of Company common stock will be converted into the right to receive 0.6966 shares of Schlumberger common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the stockholders of the Company, (ii) applicable regulatory approvals, including the termination or expiration of the applicable waiting period (and any extensions thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and European Community merger regulations, and (iii) other customary closing conditions.

Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new common stock or equity awards, or entering into new material contracts or commitments outside the normal course of business, without the consent of Schlumberger.

Additionally, the Company’s Rights Plan further discussed in Note 12 was amended on February 21, 2010 to make it inapplicable to the contemplated business combination with Schlumberger.

Stockholder Litigation

Subsequent to the announcement of the proposed combination of the Company and Schlumberger and through February 25, 2010, four putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors in the District Court of Harris County, Texas, challenging the proposed transaction. One of the lawsuits also names Schlumberger and one of its affiliates as defendants. The lawsuits variously allege that the Company’s directors breached their fiduciary duties by, among other things, causing Smith to enter into the proposed transaction at an allegedly inadequate and unfair price and agreeing to transaction terms that improperly inhibit alternative transactions. One of the lawsuits separately alleges that the Company aided and abetted the directors’ breaches of fiduciary duties, and another of the lawsuits alleges that Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The various complaints seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees. The Company believes that the lawsuits are without merit and intends to defend these lawsuits vigorously.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2009. Based upon that evaluation, our principal executive and financial officers concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Information concerning the directors is set forth following the caption “Proposal 1: Election of Directors” in the Company’s definitive proxy statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”), which information is incorporated herein by reference. Information concerning our executive officers and Code of Business Conduct and Ethics are set forth in Item 1 appearing in Part I of this Form 10-K. Information concerning compliance with Section 16(a) of the Exchange Act is set forth following the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

3.1	—	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended on June 4, 2008. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
3.2	—	Amended and Restated Bylaws of the Company dated October 22, 2008. Filed as Exhibit 3.1 to the Company’s report on Form 8-K filed on October 28, 2008 and incorporated herein by reference.
4.1	—	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.
4.2	—	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
4.3	—	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4		—	Amendment No. 3, dated as of February 21, 2010, to the Rights Agreement, dated as of June 8, 2000, between Smith International, Inc. and Computershare Trust Company, N.A. as rights agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.
4.5		—	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.
4.6		—	First Supplemental Indenture dated as of March 19, 2009, between Smith International, Inc. and the Bank of New York Mellon, as Trustee, with respect to the issuance of the 8.625% Senior Notes due 2014 and the 9.750% Senior Notes due 2019. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on March 20, 2009 and incorporated herein by reference.
4.7		—	Form of Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 15, 2001 and incorporated herein by reference.
4.8		—	Form of 8.625% Senior Notes due 2014. Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on March 20, 2009 and incorporated herein by reference.
4.9		—	Form of Senior Note due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.
4.10		—	Form of 9.750% Senior Notes due 2019. Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on March 20, 2009 and incorporated herein by reference.
10	.1+	—	Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on May 19, 2008 and incorporated herein by reference.
10	.2+*	—	First Amendment to the Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan.
10	.3+*	—	Second Amendment to the Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan.
10	.4+	—	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10	.5+	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
10	.6+	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10	.7+	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2007. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.8+	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2008. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10	.9+*	—	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2009.
10	.10+	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10	.11+	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2007. Filed as Exhibit 10.10 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.12+	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2008. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10	.13+*	—	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2009.
10	.14+	—	Director Compensation Summary of Smith International, Inc. effective January 1, 2008. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.15+	—	Form of Director Indemnification Agreement as of February 28, 2007. Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10	.16+	—	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
10	.17+*	—	Smith International, Inc. Post-2004 Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2008.
10	.18+	—	Smith International, Inc. Amended and Restated Executive Officer Annual Incentive Plan effective as of January 1, 2008, dated October 17, 2007. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.19+	—	Employment Agreement effective January 1, 2009 between the Company and Doug Rock. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 19, 2008 and incorporated herein by reference.
10	.20+	—	Amended and Restated Employment Agreement dated December 31, 2008 between the Company and Bryan L. Dudman. Filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10	.21+	—	Form of Change-of-Control Employment Agreement as of April 2006. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on May 1, 2006 and incorporated herein by reference.
10	.22+	—	Form of Change-of-Control Employment Agreement as of December 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 23, 2008 and incorporated herein by reference.
10	.23+	—	Form of Change-of-Control Employment Agreement as of January 1, 2020. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on January 26, 2010 and incorporated herein by reference.
10	.24+	—	Form of Employment Agreement for Advisors as of April 2006. Filed as Exhibit 10.3 to the Company’s report on Form 8-K filed on May 1, 2006 and incorporated herein by reference.
10	.25+	—	Letter Agreement on Non-Competition between the Company and Loren K. Carroll dated May 9, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.
10	.26+	—	Separation Agreement dated September 25, 2009, executed on September 28, 2009, between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on October 1, 2009 and incorporated herein by reference.
10	.27+	—	Form of General Release between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on October 1, 2009 and incorporated herein by reference.
10	.28+	—	Letter Agreement dated October 1, 2009 between William Restrepo and Smith International, Inc. Filed as Exhibit 10.3 to the Company’s report on Form 8-K filed on October 1, 2009 and incorporated herein by reference.
10.29		—	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
10.30		—	Third Amendment to May 5, 2005 Credit Agreement, dated March 3, 2009, among Smith International, Inc., M-I L.L.C., Comerica Bank, as administrative agent, the other agents named therein, and the lender parties thereto. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on March 9, 2009 and incorporated herein by reference.

10.31		—	Termination Notice related to the $400 Million Smith International, Inc. and M-I LLC Revolving Credit Facility dated May 5, 2005 between the Company and M-I LLC as borrowers and Comerica Bank as Administrative Agent for the Lenders therein. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on December 14, 2009 and incorporated herein by reference.
10.32		—	Credit Agreement dated as of August 20, 2008 among the Company, Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein, and the lenders parties thereto. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on August 25, 2008 and incorporated herein by reference.
10.33		—	First Amendment to August 20, 2008 Credit Agreement, dated March 3, 2009, among Smith International, Inc., Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein and the lender parties thereto. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on March 9, 2009 and incorporated herein by reference.
10.34		—	Credit Agreement, dated as of March 9, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DBN NOR Bank ASA, as administrative agent Calyon New York Branch, as syndication agent, Wells Fargo Bank, N.A., as senior managing agent, and DNB NOR Bank ASA and Calyon New York Branch as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.3 to the Company’s report on Form 8-K filed on March 9, 2009 and incorporated herein by reference.
10.35		—	Credit Agreement, dated as of July 24, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Wells Fargo Bank, N.A., as syndication agent, Calyon New York Branch, as senior managing agent, and DNB NOR Bank ASA and Wells Fargo Securities. LLC as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on July 27, 2009 and incorporated herein by reference.
10.36		—	Credit Agreement, dated as of December 10, 2009, among Smith International, Inc. and M-I LLC, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent; Wells Fargo Bank, N.A., as syndication agent; Calyon New York Branch, DNB NOR Bank ASA and Fortis Bank SA/NV, New York Branch, as co-documentation agents; J.P. Morgan Securities Inc., Wells Fargo Securities, LLC, Calyon New York Branch, DNB NOR Bank ASA, as co-lead arrangers; and J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 14, 2009 and incorporated herein by reference.
10.37		—	Agreement and Plan of Merger, dated as of February 21, 2010, by and among Schlumberger Limited (Schlumberger N.V.), Turnberry Merger Sub Inc., and Smith International, Inc. Filed as Exhibit 2.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.
21	.1*	—	Subsidiaries of the Company.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II

SMITH INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Additions		Deductions
	Balance at	Charged			Balance at
	Beginning of Year	to Expense	Other(a)	Write-offs	End of Year

Allowance for doubtful accounts:
Year ended December 31, 2009	$29,338	$12,114	$—	$(11,718)	$29,734
Year ended December 31, 2008	17,278	9,795	9,022	(6,757)	29,338
Year ended December 31, 2007	16,709	5,082	—	(4,513)	17,278

(a)	Amount represents accounts receivable reserves related to acquisitions made by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH INTERNATIONAL, INC.

By:	/s/ John Yearwood
John Yearwood
Chief Executive Officer, President
and Chief Operating Officer

March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ Doug Rock Doug Rock	Chairman of the Board	March 1, 2010

/s/ John Yearwood John Yearwood	Chief Executive Officer, President and Chief Operating Officer (principal executive officer) and Director	March 1, 2010

/s/ William Restrepo William Restrepo	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 1, 2010

/s/ Loren K. Carroll Loren K. Carroll	Director	March 1, 2010

/s/ Dod A. Fraser Dod A. Fraser	Director	March 1, 2010

/s/ James R. Gibbs James R. Gibbs	Director	March 1, 2010

/s/ Robert Kelley Robert Kelley	Director	March 1, 2010

/s/ Luiz Rodolfo Landim Machado Luiz Rodolfo Landim Machado	Director	March 1, 2010

/s/ Duane Radtke Duane Radtke	Director	March 1, 2010