Form 10-Q
period 2010-03-31
SMITH INTERNATIONAL INC
filed 2010-04-28
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 248,507,612 shares of common stock outstanding, net of treasury shares held, on April 26, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Oilfield operations	$1,686,021	$1,841,737
Distribution operations	451,790	569,742

Total revenues	2,137,811	2,411,479

Costs and expenses:
Cost of oilfield revenues	1,161,161	1,229,191
Cost of distribution revenues	385,470	489,986
Selling, general and administrative expenses	466,301	450,624

Total costs and expenses	2,012,932	2,169,801

Operating income	124,879	241,678

Interest expense	37,722	27,524
Interest income	(678)	(358)

Income before income taxes	87,835	214,512

Income tax provision	41,239	70,318

Net income	46,596	144,194

Noncontrolling interests in net income of subsidiaries	35,055	47,259

Net income attributable to Smith	$11,541	$96,935

Earnings per share:
Basic	$0.05	$0.44
Diluted	0.05	0.44

Weighted average shares outstanding:
Basic	248,360	219,201
Diluted	249,761	219,603
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$547,775	$988,346
Receivables, net	1,917,994	1,791,498
Inventories, net	1,823,950	1,820,355
Deferred tax assets, net	71,832	65,667
Prepaid expenses and other	144,608	149,370

Total current assets	4,506,159	4,815,236

Property, plant and equipment, net	1,921,950	1,923,465

Goodwill, net	3,074,555	3,068,828

Other intangible assets, net	592,998	614,086

Other assets	307,050	317,800

Total assets	$10,402,712	$10,739,415

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$486,360	$358,768
Accounts payable	666,422	589,748
Accrued payroll costs	147,741	146,364
Income taxes payable	89,878	82,260
Other	204,521	233,649

Total current liabilities	1,594,922	1,410,789

Long-term debt	1,316,589	1,814,254

Deferred tax liabilities	506,493	533,537

Other long-term liabilities	151,979	150,905

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $1 par value; 500,000 shares authorized; 266,430 shares issued in 2010 (266,125 shares issued in 2009)	266,430	266,125
Additional paid-in capital	2,720,006	2,706,564
Retained earnings	2,907,198	2,925,467
Accumulated other comprehensive income	6,456	24,115
Less — Treasury securities, at cost; 17,954 common shares in 2010 (17,891 common shares in 2009)	(483,709)	(481,704)

Smith stockholders’ equity	5,416,381	5,440,567
Noncontrolling interests in subsidiaries	1,416,348	1,389,363

Total stockholders’ equity	6,832,729	6,829,930

Total liabilities and stockholders’ equity	$10,402,712	$10,739,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$46,596	$144,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,084	91,095
LIFO inventory reserves	(4,669)	(7,622)
Share-based compensation expense	12,147	12,354
Deferred income tax provision	(16,808)	13,779
Provision for losses on receivables	2,008	5,020
Foreign currency transaction (gain) loss	24,289	(9,514)
Gain on disposal of property, plant and equipment	(7,651)	(11,653)
Equity earnings, net of dividends received	(5,355)	(2,976)
Changes in operating assets and liabilities:
Receivables	(142,019)	155,004
Inventories	(3,815)	78,109
Accounts payable	78,460	(206,066)
Other current assets and liabilities	(28,853)	(53,614)
Other non-current assets and liabilities	4,575	(10,353)

Net cash provided by operating activities	52,989	197,757

Cash flows from investing activities:
Acquisition-related payments, net of cash acquired	(8,798)	(7,236)
Purchases of property, plant and equipment	(96,180)	(97,101)
Proceeds from disposal of property, plant and equipment	13,338	22,397
Proceeds from sale of operations	8,400	65,019

Net cash used in investing activities	(83,240)	(16,921)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000,000
Principal payments of long-term debt	(354,270)	(63,981)
Principal payment of short-term bridge loan	—	(1,000,000)
Net change in short-term borrowings	(15,803)	(423)
Debt issuance costs	—	(8,099)
Settlement of interest rate derivative contract	—	(33,383)
Payment of common stock dividends	(29,786)	(26,290)
Distributions to noncontrolling joint venture partner	—	(4,000)
Other financing activities	(578)	(3,345)

Net cash used in financing activities	(400,437)	(139,521)

Effect of exchange rate changes on cash	(9,883)	(2,314)

Increase (decrease) in cash and cash equivalents	(440,571)	39,001
Cash and cash equivalents at beginning of period	988,346	162,508

Cash and cash equivalents at end of period	$547,775	$201,509

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,873	$27,554
Cash paid for income taxes	30,082	57,138
The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010 and 2009
(In thousands)

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Interests in	Stockholders’
	Stock	Capital	Earnings	Income	Securities	Equity	Subsidiaries	Equity
Balance, December 31, 2008	$236,726	$1,975,102	$2,885,792	$(73,833)	$(474,448)	$4,549,339	$1,310,970	$5,860,309
Net income	—	—	96,935	—	—	96,935	47,259	144,194
Changes in fair value of derivatives, net of tax	—	—	—	38,966	—	38,966	—	38,966
Currency translation adjustments and other	—	—	—	(9,542)	—	(9,542)	(4,186)	(13,728)

Comprehensive income	—	—	96,935	29,424	—	126,359	43,073	169,432
Common stock dividends declared	—	—	(26,372)	—	—	(26,372)	—	(26,372)
Distribution to noncontrolling joint venture partner	—	—	—	—	—	—	(4,000)	(4,000)
Long-term incentive compensation activity	193	9,799	—	—	(983)	9,009	—	9,009

Balance, March 31, 2009	$236,919	$1,984,901	$2,956,355	$(44,409)	$(475,431)	$4,658,335	$1,350,043	$6,008,378

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'	Interests in	Stockholders'
	Stock	Capital	Earnings	Income	Securities	Equity	Subsidiaries	Equity
Balance, December 31, 2009	$266,125	$2,706,564	$2,925,467	$24,115	$(481,704)	$5,440,567	$1,389,363	$6,829,930
Net income	—	—	11,541	—	—	11,541	35,055	46,596
Changes in fair value of derivatives, net of tax	—	—	—	(473)	—	(473)	—	(473)
Currency translation adjustments and other	—	—	—	(17,186)	—	(17,186)	(8,070)	(25,256)

Comprehensive income	—	—	11,541	(17,659)	—	(6,118)	26,985	20,867
Common stock dividends declared	—	—	(29,810)	—	—	(29,810)	—	(29,810)
Long-term incentive compensation activity	305	13,442	—	—	(2,005)	11,742	—	11,742

Balance, March 31, 2010	$266,430	$2,720,006	$2,907,198	$6,456	$(483,709)	$5,416,381	$1,416,348	$6,832,729

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are expressed in thousands, unless otherwise noted)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Smith International, Inc. and subsidiaries (“Smith” or the “Company”) were prepared in accordance with U.S. generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. These interim financial statements do not include all information or footnote disclosures required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K and other current filings with the Commission. All adjustments that are, in the opinion of management, of a normal and recurring nature and are necessary for a fair presentation of the interim financial statements have been included.
Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of accounts receivables, inventories, goodwill, indefinite-lived intangibles and deferred taxes as well as the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated condensed financial statements.
Management believes the consolidated condensed financial statements present fairly the financial position, results of operations and cash flows of the Company as of the dates indicated. The results of operations for the interim period presented may not be indicative of results which may be reported on a fiscal year basis.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”). On January 1, 2010, the Company adopted a new accounting standard, which amends previous guidance on the consolidation of variable interest entities (“VIE”). The standard modifies how an enterprise determines the primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach. Such assessment is required to be performed on a continuous basis and is influenced by, among other things, an enterprise’s ability to direct the most significant activities that influence the VIE’s operating performance. The adoption of this accounting standard did not have a material impact on the Company’s consolidated condensed financial statements.
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

2. Schlumberger Limited Merger Agreement
On February 21, 2010, the Company, Schlumberger Limited (“Schlumberger”) and Turnberry Merger Sub, Inc., a wholly-owned subsidiary of Schlumberger, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Turnberry Merger Sub, Inc. will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Schlumberger, and each share of Company common stock will be converted into the right to receive 0.6966 shares of Schlumberger common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the stockholders of the Company, (ii) applicable regulatory approvals, including the termination or expiration of the applicable waiting period (and any extensions thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and European Community merger regulations, and (iii) other customary closing conditions. In early April 2010, the parties received a request for additional information and documentary material, often referred to as a “second request”, from the Antitrust Division of the United States Department of Justice, which extends the waiting period under the Hart-Scott-Rodino Act.
Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new common stock or equity awards, or entering into new material contracts or commitments outside the normal course of business, without the consent of Schlumberger. During the first quarter of 2010, the Company incurred $15.4 million in expenses associated with the proposed Merger, which expenses are included within selling, general and administrative expenses in the consolidated condensed statements of operations.
3. Devaluation of Venezuelan Bolivar Fuertes
In January 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar Fuertes which modified the official fixed rate from 2.15 Venezuelan Bolivar Fuertes per U.S. dollar to a multi-rate system. The Company accounts for its operations in Venezuela using the U.S. dollar as its functional currency. Exchange rates used in translating Venezuelan Bolivar Fuertes denominated transactions, assets and liabilities subsequent to the devaluation date are dependent upon a number of factors, including the nature of contracts and the types of goods and services provided, which range between 2.6 and 4.3 Venezuelan Bolivar Fuertes per U.S. dollar. In connection with the revaluation of its Venezuelan Bolivar Fuertes denominated net asset position, the Company recorded a pre-tax loss of $23.0 million in the first quarter of 2010, which is included within selling, general and administrative expenses.
4. Acquisitions and Dispositions
Acquisitions
From time to time, the Company enters into transactions involving the purchase of a full or partial ownership interest in complementary business operations. No material acquisitions were finalized during the first quarter of 2010 or 2009.
On April 16, 2010, the Company acquired the remaining 65 percent ownership interest in @Balance, B.V. (“@ Balance”) in exchange for cash consideration of $74.0 million. @Balance is a supplier of managed pressure drilling services. Generally accepted accounting principles require that an acquirer remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The Company expects to recognize a pre-tax gain ranging between $15 million and $25 million in the second quarter of 2010 as a result of remeasuring its previously held equity interest in @Balance.
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

	Three Months Ended
	March 31,
	2010	2009
Net income attributable to Smith	$11,541	$96,935

Weighted average number of common shares outstanding	248,360	219,201

Basic EPS	$0.05	$0.44

Net income attributable to Smith	$11,541	$96,935

Weighted average number of common shares outstanding	248,360	219,201
Dilutive effect of stock options and restricted stock units	1,401	402

	249,761	219,603

Diluted EPS	$0.05	$0.44

6. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, certain of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	March 31,	December 31,
	2010	2009
Raw materials	$170,757	$173,953
Work-in-process	166,701	163,489
Finished goods	1,655,558	1,656,648

	1,993,016	1,994,090
Reserves to state certain U.S. inventories (FIFO cost of $807,473 and $840,326 in 2010 and 2009, respectively) on a LIFO basis	(169,066)	(173,735)

	$1,823,950	$1,820,355

7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31,	December 31,
	2010	2009
Land and improvements	$87,847	$88,154
Buildings	363,163	357,521
Machinery and equipment	1,186,222	1,181,269
Rental tools	1,469,043	1,435,870

	3,106,275	3,062,814
Less — Accumulated depreciation	(1,184,325)	(1,139,349)

	$1,921,950	$1,923,465

8. Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown.

		Smith
	M-I SWACO	Oilfield	Distribution	Consolidated
Balance as of December 31, 2009	$752,821	$2,264,920	$51,087	$3,068,828
Purchase price revisions	6,015	(288)	—	5,727

Balance as of March 31, 2010	$758,836	$2,264,632	$51,087	$3,074,555

Other Intangible Assets
The components of other intangible assets are as follows:

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$430,935	$91,125	$339,810	$445,973	$83,387	$362,586
Trademarks(a)	207,807	4,744	203,063	205,031	4,390	200,641
License agreements	42,710	22,268	20,442	41,677	20,517	21,160
Non-compete agreements	38,445	29,531	8,914	37,928	28,410	9,518
Customer relationships and contracts	61,913	41,144	20,769	58,438	38,257	20,181

	$781,810	$188,812	$592,998	$789,047	$174,961	$614,086

(a)	Included within the gross carrying amount of trademarks is $195.7 million of indefinite-lived assets.
Intangible amortization expense totaled $13.9 million and $12.9 million for the three months ended March 31, 2010 and 2009, respectively. The weighted average life for other intangible assets subject to amortization, which excludes certain indefinite-lived trademarks, approximates 13 years. Amortization expense on existing intangible assets is expected to approximate $53 million for fiscal year 2010 and is anticipated to range between $32 million and $47 million per year for the 2011 — 2014 fiscal years.
Changes during the first quarter of 2010 to the gross carrying amounts of goodwill and other components of intangible assets primarily relate to revisions of preliminary purchase price allocations for 2009 acquisitions.
9. Debt
The following summarizes the Company’s outstanding debt:

	March 31,	December 31,
	2010	2009
Current:
Short-term borrowings	$71,464	$87,267
Current portion of long-term debt	414,896	271,501

Short-term borrowings and current portion of long-term debt	$486,360	$358,768

Long-Term:
Notes, net of unamortized discounts	$1,493,718	$1,493,634
Revolving credit facilities	—	—
Term loans	237,767	592,121

	1,731,485	2,085,755
Less — Current portion of long-term debt	(414,896)	(271,501)

Long-term debt	$1,316,589	$1,814,254

During the first quarter of 2010, the Company used a portion of the cash received in the November 2009 equity offering to repay $370.1 million of outstanding borrowings under various loan agreements. Additionally, $220.0 million of senior notes maturing in February 2011 and classified as long-term debt as of December 31, 2009 are classified within the current portion of long-term debt as of March 31, 2010.
In December 2009, the Company entered into a $1.0 billion unsecured revolving credit facility provided by a syndicate of financial institutions, under which M-I SWACO can utilize up to $125 million. The revolving credit agreement allows for the election of interest at a base rate or a Eurodollar rate of LIBOR plus 250 basis points, and requires the payment of a quarterly commitment fee of 37.5 basis points on the unutilized portion of the facility. The credit facility, which expires in March 2013, contains customary covenants, a debt-to-total capitalization limitation and remained undrawn at March 31, 2010. Additionally, the Company has a $375.0 million unsecured revolving credit facility, which expires in July 2010 and was undrawn at March 31, 2010.
Principal payments of long-term debt for the twelve-month periods ending subsequent to March 31, 2011 are as follows:

2011	$22,652
2012	19,957
2013	—
2014	299,410
Thereafter	974,570

$1,316,589

The Company was in compliance with its loan covenants under the various loan indentures, as amended, at March 31, 2010.
10. Derivative Financial Instruments
The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates and interest rates. In an effort to mitigate these risks, the Company enters into derivative financial instruments, which are accounted for as cash flow or fair value hedges in accordance with the authoritative accounting standard. The Company does not enter into derivative instruments for speculative purposes.
For foreign exchange and interest rate derivative instruments that do not qualify as cash flow hedges, realized and unrealized gains and losses are recognized currently through earnings. Foreign exchange hedge contracts not designated as cash flow hedges with a notional amount of $134.5 million and $114.5 million were outstanding at March 31, 2010 and December 31, 2009, respectively.
For foreign exchange and interest rate derivative instruments that qualify as cash flow hedges, realized and unrealized gains and losses are deferred to accumulated other comprehensive income (“AOCI”) and recognized in the consolidated statements of operations when the hedged item affects earnings. At March 31, 2010, the Company had one outstanding interest rate cash flow hedge contract with a notional amount of $59.9 million and various outstanding foreign exchange cash flow hedge contracts with notional amounts totaling $26.6 million. At December 31, 2009, the Company had one outstanding interest rate cash flow hedge contract with a notional amount of $63.9 million and no outstanding foreign exchange cash flow hedge contracts. Approximately $3.2 million of losses deferred in AOCI related to cash flow foreign exchange and interest rate derivative contracts, or $1.5 million net of taxes and noncontrolling interests, will be reclassified into earnings during the remainder of fiscal 2010.
The Company has recognized $7.0 million of derivative contract losses in the consolidated condensed statements of operations for the three-month period ended March 31, 2010. During the first quarter of 2009, the Company recognized $7.1 million of derivative contract losses and a $2.4 million mark-to-market interest rate derivative loss on a non-qualifying cash flow hedge contract.

The following table provides required information with respect to the classification and loss amounts recognized in income as well as the derivative-related contract losses deferred in AOCI for the three months ended March 31, 2010 and 2009:

Derivatives Designated	Gain (Loss)		Location of	Gain (Loss)		Location of Gain (Loss)	Gain (Loss)
as Cash Flow Hedging	Recognized		Gain (Loss) Reclassified	Reclassified from		Recognized in Income	Recognized in Income
Instruments —	in AOCI		from AOCI to Income	AOCI to Income		(Ineffective)	(Ineffective)
	March 31,			March 31,			March 31,
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$(357)	$(490)	Interest expense	$(869)	$(642)	Selling, general and administrative expenses	$—	$(76)
Foreign exchange contracts	(1,131)	(1,061)	Cost of oilfield revenues	(51)	(1,408)		—	—

Total	$(1,488)	$(1,551)		$(920)	$(2,050)		$—	$(76)

		Gain (Loss)
	Location of Gain (Loss)	Recognized in Income
Derivatives Not Designated —	Recognized in Income	March 31,
		2010	2009
Foreign exchange contracts	Selling, general and administrative expenses	$(6,043)	$(4,945)

The fair value of outstanding foreign exchange derivative instruments is determined using composite pricing from published financial market sources whereas the fair value of the outstanding interest rate derivative instruments is determined by obtaining quoted prices in active markets for similar contracts. Both measurement methodologies are classified as Level Two tier under the applicable accounting standard. The recorded fair value of derivative instruments is as follows:

	Fair Value of Derivatives
	March 31,	December 31,
	2010	2009	Classification
Asset Derivatives
Derivatives Not Designated —
Foreign exchange contracts	$3,427	$2,648	Prepaid expenses and other

Liability Derivatives
Derivatives Designated as Hedging Instruments —
Interest rate contracts	$(4,146)	$(4,623)	Other current liabilities
Foreign exchange contracts	(931)	—	Other current liabilities
Derivatives Not Designated —
Foreign exchange contracts	(7,074)	(4,138)	Other current liabilities

Total	$(12,151)	$(8,761)

Other Financial Instruments
The fair value of outstanding long-term debt instruments is determined using quoted prices for similar debt instruments, which is classified as a Level Two tier measurement methodology under the applicable accounting standard. At March 31, 2010, the fair value of long-term debt instruments approximated $2.05 billion and the recorded value totaled $1.73 billion. The fair and recorded values of long-term debt instruments totaled $2.33 billion and $2.09 billion, respectively, at December 31, 2009.
The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the nature of these instruments.

11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income in the accompanying consolidated condensed balance sheets consist of the following:

	March 31,	December 31,
	2010	2009
Currency translation adjustments	$14,042	$31,290
Fair value of derivatives	(2,747)	(2,274)
Pension and other postretirement benefits	(4,839)	(4,901)

Accumulated other comprehensive income	$6,456	$24,115

12. Long-Term Incentive Compensation
As of March 31, 2010, the Company had outstanding restricted stock and stock option awards granted under the Third Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of March 31, 2010, approximately 775 thousand shares were authorized for future issuance pursuant to the LTIC Plan.
Restricted Stock
The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 150 percent of the target units granted, is solely dependent upon financial metrics achieved by the Company in the fiscal year subsequent to the award. Activity under the Company’s restricted stock program for the three-month period ended March 31, 2010 is presented below (in thousands, except per share data):

	Time-Based Awards		Performance-Based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units(b)	Value(a)	Stock Units
Outstanding at December 31, 2009	2,366	$29.33	1,795	$27.52	4,161
Granted	24	30.75	—	—	24
Forfeited	(20)	27.61	(3)	43.18	(23)
Vested	—	—	(226)	22.82	(226)

Outstanding at March 31, 2010	2,370	29.36	1,566	28.17	3,936

(a)	Reflects the weighted average grant date fair value.

(b)	Performance-based units outstanding assume achievement of target level financial metrics related to the December 2009 grants.
Restrictions on approximately 1.2 million restricted stock units outstanding at March 31, 2010 are expected to lapse and issue during the 2010 fiscal year.
Stock Options
Activity under the Company’s stock option program for the three-month period ended March 31, 2010 is presented below (in thousands, except per share data):

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2009	1,057	$20.01
Exercised	(76)	18.27

Outstanding and exercisable at March 31, 2010	981	20.19	3.3	$22,205

Share-based Compensation Expense
Share-based compensation expense, consisting of restricted stock and stock option awards, was $12.1 million and $12.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.
Assuming achievement of target-level financial metrics for performance-based awards granted in December 2009, unrecognized share-based compensation expense totaled $97.4 million for awards outstanding as of March 31, 2010. After adjusting for taxes and noncontrolling interests, approximately $62.3 million of additional share-based compensation is expected to be recognized over a weighted average period of 2.4 years.
13. Income Taxes
The effective tax rate for the March 2010 quarter was 47.0 percent as compared to 32.8 percent for the prior-year period. The Company’s current quarter results include $23.0 million of losses related to devaluation of the Venezuelan local currency denominated net asset position and certain business combination transaction-related expenses for which no tax benefit was recognized. On a combined basis, the effect of these items accounted for the year-over-year increase in the effective tax rate. The consolidated tax provision assumes completion of the proposed Merger as well as other business combination transactions. If these transactions do not close, an additional tax benefit would be recorded.
14. Industry Segments and International Operations
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
The following table presents consolidated revenues by region:

	Three Months Ended March 31,
	2010	2009
United States	$838,432	$1,089,540
Canada	227,713	192,284

North America	1,066,145	1,281,824

Latin America	270,809	276,107
Europe/Africa	541,454	539,815
Middle East/Asia	259,403	313,733

Non-North America	1,071,666	1,129,655

	$2,137,811	$2,411,479

The following table presents financial information for each reportable segment:

	Three Months Ended March 31,
	2010	2009
Revenues:
M-I SWACO	$1,111,190	$1,159,337
Smith Oilfield	574,831	682,400
Distribution	451,790	569,742

	$2,137,811	$2,411,479

Operating Income:
M-I SWACO	$120,404	$147,508
Smith Oilfield	56,548	105,765
Distribution	4,702	15,521
General corporate	(56,775)	(27,116)

	$124,879	$241,678

The following tables summarize charges, included within selling, general and administrative expenses, on a reportable segment basis:
     For the three-months ended March 31, 2010:

		Tax (Provision)	Noncontrolling
	Pre-Tax Cost	Benefit	Interest	Net
Venezuelan currency devaluation:
M-I SWACO	$11,646	$(3,166)	$5,925	$8,887
General corporate	11,330	508	—	10,822

	22,976	(2,658)	5,925	19,709

Business combination transaction-related costs:
M-I SWACO	1,163	—	465	698
General corporate	15,392	792	—	14,600

	16,555	792	465	15,298

	$39,531	$(1,866)	$6,390	$35,007

Charges incurred in the March 2010 quarter include a $23.0 million charge associated with the Venezuelan government’s devaluation of the Venezuelan Bolivar Fuertes, resulting in a revaluation of the Company’s Venezuelan Bolivar Fuertes denominated net asset position. The quarter also includes $16.6 million in transaction-related charges, primarily attributable to expenses associated with the proposed Merger.
     For the three-months ended March 31, 2009:

		Tax (Provision)	Noncontrolling
	Pre-Tax Cost	Benefit	Interest	Net
Employee severance and other costs:
M-I SWACO	$19,301	$4,750	$7,023	$7,528
Smith Oilfield	12,359	4,325	—	8,034
Distribution	651	228	—	423

	32,311	9,303	7,023	15,985

Derivative contract-related loss:
General corporate	2,481	869	—	1,612

	$34,792	$10,172	$7,023	$17,597

Charges incurred during the first quarter of 2009 are attributable to severance-related expenses of $31.0 million associated with a reduction in North American personnel levels and $1.3 million in facility closure costs. During the quarter, the Company also recognized a $2.5 million loss on an interest rate derivative contract.

15. Commitments and Contingencies
Litigation
Subsequent to the announcement of the proposed Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors and in certain cases against Schlumberger and one of its affiliates, challenging the proposed transaction. Four of the lawsuits were filed in the District Court of Harris County, Texas, which have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The plaintiff in the Texas Action has filed a First Amended Petition. The Actions variously allege that the Company’s directors breached their fiduciary duties by, among other things, causing Smith to enter into the Merger Agreement at an allegedly inadequate and unfair price and agreeing to transaction terms that improperly inhibit alternative transactions. The Texas Action separately alleges that the Company aided and abetted the directors’ breaches of fiduciary duties, and both Actions allege that Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The complaints seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees. The parties in the Texas Action and Delaware Action have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Texas and Delaware actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. The Company believes that the lawsuits are without merit and intends to defend these lawsuits vigorously.
The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
M-I SWACO Noncontrolling Interest
If the proposed Merger is not consummated, either the Company or its M-I SWACO joint venture partner, Schlumberger, can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at the same valuation per interest. If the Company agrees to purchase Schlumberger’s joint venture interest, whether pursuant to these provisions or otherwise, Smith would need to fund the transaction. The Company’s funding could include issuing equity, resulting in dilution to existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. Should the Company instead not purchase Schlumberger’s interest, the Company would no longer have an interest in the joint venture.
Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $19.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $252 million of standby letters of credit and bid, performance and surety bonds at March 31, 2010. Management does not expect any material amounts to be drawn on these instruments.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion includes forward-looking statements that are subject to risks and uncertainties and should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-Q, the Company’s 2009 Annual Report on Form 10-K and other current filings with the Commission.
Recent Developments
Schlumberger Limited Merger Agreement
On February 21, 2010, the Company, Schlumberger Limited (“Schlumberger”) and Turnberry Merger Sub, Inc., a wholly-owned subsidiary of Schlumberger, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Turnberry Merger Sub, Inc. will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Schlumberger, and each share of Company common stock will be converted into the right to receive 0.6966 shares of Schlumberger common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the stockholders of the Company, (ii) applicable regulatory approvals, including the termination or expiration of the applicable waiting period (and any extensions thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and European Community merger regulations, and (iii) other customary closing conditions. In early April 2010, the parties received a request for additional information and documentary material, often referred to as “second request”, from the Antitrust Division of the United States Department of Justice, which extends the waiting period under the Hart-Scott-Rodino Act.
Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new capital stock or equity awards, or entering into new material contracts or commitments outside the ordinary course of business, without the consent of Schlumberger. During the first quarter of 2010, the Company incurred $15.4 million in expenses associated with the proposed Merger, which expenses are included within selling, general and administrative expenses in the consolidated condensed statements of operations.
Stockholder Litigation
Subsequent to the announcement of the proposed Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors, and in certain cases against Schlumberger and one of its affiliates, challenging the Merger. Four of the lawsuits were filed in the District Court of Harris County, Texas, which have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The plaintiff in the Texas Action has filed a First Amended Petition. The Actions variously allege that the Company’s directors breached their fiduciary duties by, among other things, causing Smith to enter into the proposed transaction at an allegedly inadequate and unfair price and agreeing to transaction terms that improperly inhibit alternative transactions. The Texas Action separately alleges that the Company aided and abetted the directors’ breaches of fiduciary duties, and both Actions allege that Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The complaints seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees. The parties in the Texas Action and Delaware Action have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Texas and Delaware actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. The Company believes that the lawsuits are without merit and intends to defend these lawsuits vigorously.

Where to Find Additional Information
Additional information about Schlumberger is included in documents that it has filed with the Securities and Exchange Commission (“SEC”). Additional information concerning the Merger is contained in Item 1A, Risk Factors, and in the proxy statement/prospectus and registration statement filed with the SEC on April 27, 2010. STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND REGISTRATION STATEMENT REGARDING THE PROPOSED TRANSACTION AS IT CONTAINS IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. These materials are available to the stockholders of Smith at no expense to them. Investors and security holders are able to obtain the documents free of charge at the SEC’s website, www.sec.gov. In addition, such materials (and all other documents filed with the SEC) are available free of charge at www.smith.com or www.slb.com. A stockholder may also read and copy any reports, statements and other information filed by Smith or Schlumberger with the SEC at the SEC public reference room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) 732-0330 or visit the SEC’s website for further information on its public reference room.
Each company’s directors and executive officers and other persons may be deemed, under SEC rules, to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding Schlumberger’s directors can be found in its proxy statement filed with the SEC on March 4, 2010 and officers can be found in its 2009 Form 10-K filed with the SEC on February 5, 2010. Information regarding Smith’s directors can be found in the proxy statement/prospectus filed on April 27, 2010 and officers can be found in Smith’s 2009 Form 10-K filed with the SEC on March 1, 2010. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the transaction, by security holdings or otherwise, are contained in the proxy statement/prospectus filed on April 27, 2010 and other relevant materials to be filed with the SEC.
Devaluation of Venezuelan Bolivar Fuertes
In January 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar Fuertes which modified the official fixed rate from 2.15 Venezuelan Bolivar Fuertes per U.S. dollar to a multi-rate system. The Company accounts for its operations in Venezuela using the U.S. dollar as its functional currency. Exchange rates used in translating Venezuelan Bolivar Fuertes denominated transactions, assets and liabilities subsequent to the devaluation date are dependent upon a number of factors, including the nature of contracts and the types of goods and services provided, which range between 2.6 and 4.3 Venezuelan Bolivar Fuertes per U.S. dollar. In connection with the revaluation of its Venezuelan Bolivar Fuertes denominated net asset position, the Company recorded a pre-tax loss of $23.0 million in the first quarter of 2010, which is included within selling, general and administrative expenses in the consolidated condensed statements of operations.
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
The Company’s operations are driven principally by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, environmental concerns, the financial condition of independent E&P companies, the overall level of global economic growth and activity, and political actions and uncertainties including, but not limited to, increased taxation and royalties. In addition, approximately five percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.

Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 60 percent of the first quarter 2010 rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although approximately half of the Company’s consolidated revenues were generated in North America during the first quarter of 2010, Smith’s profitability was influenced by business levels in markets outside of North America. The Distribution segment, which accounts for 21 percent of consolidated revenues and primarily supports a North American customer base, masks the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, approximately 62 percent of the Company’s revenues were generated in markets outside of North America during the first quarter of 2010.
Business Outlook
The Company’s current year results will be influenced by worldwide drilling activity and the general state of the global economic environment. On a worldwide basis, drilling activity is currently expected to increase moderately over 2009 levels. The majority of the anticipated increase is expected in the North American market, which is largely dependent on natural gas fundamentals. Markets outside of North America, which focus on oil-directed activities, will be influenced by global energy demand and oil-targeted drilling projects. Near-term activity levels will likely be influenced by the annual spring break-up in Canada, which limits land-based drilling activity in that market during a portion of the second quarter. Seasonal drilling restrictions have resulted in a significant decline in the Canadian rig count from the levels reported for the first quarter of 2010, which will likely contribute to a temporary decline in average worldwide drilling activity for the second quarter. Although additional deterioration in the global economic environment could lead to lower exploration and production spending, further reducing demand for the Company’s products and services and adversely impacting future results, the long-term outlook for the energy sector is favorable due to supply and demand fundamentals.
The Merger Agreement with Schlumberger contains a number of restrictions on the Company’s operations during the pendency of the Merger. Smith’s ability to implement its business plan and respond to market conditions will be subject to compliance with these restrictions. Further information on these restrictions can be found in the Merger Agreement and in the proxy statement/prospectus filed with the Securities and Exchange Commission on April 27, 2010.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, satisfaction of the closing conditions to the Merger, the risk that the contemplated Merger does not occur, negative effects from the pendency of the Merger, the ability to successfully integrate the merged businesses and to realize expected synergies, the risk that we will not be able to retain key employees, expenses of the Merger, overall demand for and pricing of the Company’s products and services, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, and changes in laws or regulations and other risk factors that are discussed beginning on page 29 of this Form 10-Q, in the Company’s Form 10-K for the fiscal year ended December 31, 2009, and other documents filed with the Securities and Exchange Commission, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, a stockholder should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
Financial Data: (Dollars in thousands)
Revenues:
M-I SWACO	$1,111,190	52	$1,159,337	48
Smith Oilfield	574,831	27	682,400	28
Distribution	451,790	21	569,742	24

Total	$2,137,811	100	$2,411,479	100

Geographic Revenues:
United States:
M-I SWACO	$239,959	11	$259,889	11
Smith Oilfield	284,532	13	397,481	16
Distribution	313,941	15	432,170	18

Total United States	838,432	39	1,089,540	45

Canada:
M-I SWACO	61,470	3	40,926	2
Smith Oilfield	48,733	2	37,938	1
Distribution	117,510	6	113,420	5

Total Canada	227,713	11	192,284	8

Non-North America:
M-I SWACO	809,761	38	858,522	36
Smith Oilfield	241,566	11	246,981	10
Distribution	20,339	1	24,152	1

Total Non-North America	1,071,666	50	1,129,655	47

Total Revenues	$2,137,811	100	$2,411,479	100

Operating Income:
M-I SWACO	$120,404	11	$147,508	13
Smith Oilfield	56,548	10	105,765	16
Distribution	4,702	1	15,521	3
General corporate	(56,775)	*	(27,116)	*

Total	$124,879	6	$241,678	10

*	not meaningful

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
Market Data:
Average Worldwide Rig Count: (1)
United States	1,489	32	1,347	30
Canada	403	9	293	7
Non-North America	2,750	59	2,809	63

Total	4,642	100	4,449	100

Onshore	4,049	87	3,852	87
Offshore	593	13	597	13

Total	4,642	100	4,449	100

Average Commodity Prices:
Crude Oil ($/Bbl) (2)	$78.88		$43.31
Natural Gas ($/mcf) (3)	4.99		4.47

(1)	Source: M-I SWACO (2009 revised effective January 2010).

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.
M-I SWACO
Revenues
M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids control, particle separation, pressure control, rig instrumentation and waste management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes 50 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately 30 percent of the segment’s revenues. The remaining 20 percent of M-I SWACO’s revenues are derived from customer spending for North American land-based projects. Offshore drilling programs, which accounted for 13 percent of the worldwide rig count in the first quarter of 2010, are generally more revenue intensive than land-based projects due to the complex nature of the related drilling environment. M-I SWACO reported revenues of $1.1 billion for the first quarter of 2010, four percent below the March 2009 period. The majority of the period-to-period revenue decline was concentrated in the Middle East/Asia region, where customer spending for drilling and completion fluids as well as waste management services declined primarily due to the timing of certain customer projects. Within North America, the impact of a 22 percent decline in drilling activity in the revenue-intensive U.S. offshore sector on demand for drilling and completion fluids was partially offset by higher land-based activity.
Operating Income
Operating income for the M-I SWACO segment totaled $120.4 million for the three months ended March 31, 2010, translating into operating margins of 10.8 percent. Operating margins declined two percentage points from the prior-year period, reflecting the impact of lower offshore activity on demand for premium fluids, a reduction in higher-margin waste management services and lower overall pricing. On an absolute dollar basis, operating income was $27.1 million below the prior year’s level, impacted by lower revenue volumes and product mix factors. After excluding an $11.6 million charge associated with the Venezuelan currency devaluation and $1.2 million of business combination transaction-related charges in the March 2010 quarter, and excluding $19.3 million of severance-related charges in the March 2009 quarter, operating income declined $33.6 million from the comparable prior-year period.

Smith Oilfield
Revenues
The Smith Oilfield segment provides three-cone and diamond drill bits, tubulars, borehole enlargement tools, drill motors, directional drilling, measurement-while-drilling, and logging-while-drilling services, as well as completions, coiled tubing, cased-hole wireline and drilling related services. The Smith Oilfield segment has a high level of North American exposure with 58 percent of revenues concentrated in those markets, driven in part, by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling programs, which drive demand for a wider range of product offerings. For the three months ended March 31, 2010, Smith Oilfield’s revenues totaled $574.8 million, a 16 percent decline from the comparable prior-year period, driven by reduced demand for premium tubular products, U.S. pricing pressures and lower tender sales of three-cone drill bits.
Operating Income
Operating income for the Smith Oilfield segment was $56.5 million, or 9.8 percent of revenues, for the three months ended March 31, 2010. Operating margins declined six percentage points from the prior-year period reflecting the loss of a significant proportion of fixed-cost rental and service offering revenue, U.S. pricing pressures and a decrease in higher-relative margin drill bit sales. On an absolute dollar basis, operating income was $49.2 million below the prior year’s level, influenced by reduced business volumes and lower product pricing. After excluding $12.4 million in employee severance charges incurred in the prior-year quarter, operating income was $61.6 million below the March 2009 quarter.
Distribution
Revenues
The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 95 percent of first quarter 2010 revenues generated in those markets. Moreover, approximately 24 percent of the segment’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are impacted by crude oil and natural gas prices. Distribution revenues totaled $451.8 million for the first quarter of 2010, a decline of 21 percent from the comparable prior-year period. The reduction in revenue was concentrated in the U.S. market and attributable primarily to reduced customer project spending for line pipe.
Operating Income
Operating income for the Distribution segment was $4.7 million for the three months ended March 31, 2010, $10.8 million below the prior-year level reflecting the impact of the significant reduction in revenue levels. After excluding $0.7 million in charges related to cost-reduction initiatives incurred in the March 2009 quarter, operating results were $11.5 million below the comparable prior-year period.
General Corporate
Operating Expenses
Operating expenses for general corporate totaled $56.8 million for the three months ended March 31, 2010, an increase of $29.7 million over the prior-year period. The year-over-year comparison was influenced by charges reported in the first quarters of 2010 and 2009. During the first quarter of 2010, the Company incurred $15.4 million of expenses associated with the proposed Merger and an $11.3 million charge associated with the Company’s revaluation of its Venezuelan Bolivar Fuertes denominated net asset position. In the comparable prior-year period, the Company recognized a $2.5 million loss on an interest-rate contract. After excluding these charges, operating expenses increased $5.5 million from the March 2009 quarter, attributable in part to higher expenses associated with the Company’s recent debt placements and incentive compensation programs.

Consolidated Results
For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%

Revenues	$2,137,811	100	$2,411,479	100

Gross profit	591,180	28	692,302	29
Selling, general and administrative expenses	466,301	22	450,624	19

Operating income	124,879	6	241,678	10
Interest expense	37,722	2	27,524	1
Interest income	(678)	–	(358)	–

Income before income taxes	87,835	4	214,512	9
Income tax provision	41,239	2	70,318	3
Noncontrolling interests in net income of subsidiaries	35,055	1	47,259	2

Net income attributable to Smith	$11,541	1	$96,935	4

Consolidated revenues were $2.1 billion for the three months ended March 31, 2010, a decrease of 11 percent from the level reported in the comparable 2009 period. Over 90 percent of the year-over-year decline in revenue was reported in the U.S. market, influenced by continued lower customer demand for tubular products, including line pipe and premium drill collars and pipe, as well as three-cone drill bits. The unfavorable revenue comparison also reflects the impact of a decline in drilling activity in the offshore sector and 2009 market-driven pricing contraction for the Company’s products and services in response to the sharp fall in activity levels in the United States. Revenues outside of the United States decreased two percent from the first quarter of 2009 due to the influence of the timing of customer activity on demand for drilling and completion fluids and waste management systems in the Middle East/Far East region, partially offset by the effect of higher activity levels in Canada.
Gross profit decreased $101.1 million, or 15 percent, from the prior-year period to $591.2 million for the first quarter of 2010. The gross profit decline is attributable to the period-to-period reduction in revenues across all business segments as well as lower pricing due to competitive pressures in the U.S. market and the extension or award of a number of long-term contracts in 2009. Consolidated gross profit margins were 27.7 percent in the first quarter of 2010, contracting one percentage point from the prior-year level. The gross margin deterioration was reported within the oilfield-related operations reflecting the impact of a shift in revenue mix and lower overall pricing.
Selling, general and administrative expenses totaled $466.3 million for the three months ended March 31, 2010, a three percent increase over the amounts reported in the prior-year quarter. The reported expenses during the first quarter 2010 were influenced by a $23.0 million charge associated with the revaluation of the Company’s Venezuelan Bolivar Fuertes denominated net asset position and $16.6 million in business combination transaction-related expenses, primarily associated with the proposed Merger. The comparable prior-year quarter included $32.3 million in employee severance-related costs and a $2.5 million loss on an interest-rate contract. After excluding these charges from the respective periods, selling, general and administrative expenses rose $10.9 million from the prior-year period reflecting a shift in revenue mix and continued investment in infrastructure to support international growth.
Net interest expense, which represents interest expense less interest income, equaled $37.0 million in the first quarter of 2010. The $9.9 million year-over-year reported increase in net interest expense is attributable to higher interest rates associated with the refinancing of short-term indebtedness with a fixed-rate debt issuance during March of 2009 and was partially offset by reduced debt levels.

The effective tax rate for the March 2010 quarter was 47.0 percent as compared to 32.8 percent for the prior-year period. The Company’s current quarter results include $23.0 million of losses related to devaluation of the Venezuelan local currency denominated net asset position and certain business combination transaction-related expenses for which no tax benefit was recognized. On a combined basis, the effect of these items accounted for the year-over-year increase in the effective tax rate. After excluding non-deductible charges reported in 2010, the effective tax rates for both periods were lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the noncontrolling interest partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the noncontrolling partner’s share of U.S. partnership earnings but excludes the related tax provision.
Noncontrolling interests in net income of subsidiaries reflects the portion of the results of majority-owned operations which are applicable to the noncontrolling interest partners. Expense related to noncontrolling interests totaled $35.1 million for the March 2010 quarter, $12.2 million below the amount reported in the prior-year period primarily associated with a decline in profitability levels in the M-I SWACO joint venture.
Liquidity and Capital Resources
General
Cash and cash equivalents decreased $440.5 million during the first quarter of 2010 and equaled $547.8 million as of March 31, 2010. During the first three months of 2010, the Company generated $53.0 million of cash flows from operations, which compares to $197.8 million generated in the prior-year period. The reduction in cash flows generated from operations was driven by the reduced year-on-year profitability levels and increased investment in working capital, primarily accounts receivable.
Cash flows used in investing activities for the March 2010 period totaled $83.2 million, and relates principally to investments in property, plant and equipment. When compared to the first quarter of 2009, cash flows used in investing activities increased $66.3 million due to the $65.0 million of proceeds received in connection with the sale of the W-H fluid operations in the prior-year period.
As a result of the more favorable industry environment, the Company’s capital expenditure expectation for fiscal 2010 has been increased by approximately 15 percent. The Company expects that allocation of additional funds for capital expenditures throughout the year is likely and will be implemented in accordance with the terms of the Merger Agreement.
Cash flows used in financing activities totaled $400.4 million for the three months ended March 31, 2010, $260.9 million above the prior-year quarter. During the first quarter of 2010, the Company used a portion of the cash received in the November 2009 equity offering to repay $370.1 million of outstanding borrowings under various loan agreements and fund $29.8 million of common stock dividends.
The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of March 31, 2010, the Company had no amounts drawn or letters of credit issued under various U.S. revolving credit facilities, resulting in $1.4 billion of current capacity available for operating or investing needs. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At March 31, 2010, the Company had available borrowing capacity of $160 million under the non-U.S. borrowing facilities.
The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements and is subject to the restrictions imposed by the Merger Agreement. As of March 31, 2010, the Company was within the covenant compliance thresholds under its various loan indentures, as amended, providing the ability to access available borrowing capacity. Management believes internally generated cash flow combined with capacity available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

Management continues to evaluate opportunities to acquire products and businesses complementary to the Company’s operations, subject to the restrictions imposed by the Merger Agreement. In addition to potential external acquisition candidates, if the Merger is not consummated, either we or our M-I SWACO joint venture partner, Schlumberger, can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at the same valuation per interest. If we agree to purchase Schlumberger’s joint venture interest, whether pursuant to these provisions or otherwise, we would need to fund the transaction. Our funding could include issuing equity, resulting in dilution to our existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. This financing and/or use of cash could impact our ability to fund working capital requirements, make capital expenditures and investments or fund other general corporate requirements, and could limit our ability to make future acquisitions. Should we instead not purchase Schlumberger’s interest, we would no longer have an interest in the joint venture.
The Company makes regular quarterly distributions under a dividend program. The current annual payout under the program of approximately $120 million is expected to be funded with future cash flows from operations and, if necessary, amounts available under existing credit facilities. The level of future dividend payments will be at the discretion of the Company’s Board of Directors, subject to the restrictions imposed by the Merger Agreement, which permits regular quarterly dividends in an amount up to $0.12 per share, and will depend upon the Company’s financial condition, earnings, cash flows, compliance with certain debt covenants and other relevant factors.
The Company’s Board of Directors maintains a share repurchase program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of March 31, 2010, the Company had 15.2 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time, in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities. The share repurchase program has been suspended during the pendency of the Merger in order to comply with the restrictions imposed by the Merger Agreement.
Commitments and Contingencies
Litigation
Subsequent to the announcement of the proposed Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors and in certain cases against Schlumberger and one of its affiliates, challenging the proposed transaction. Four of the lawsuits were filed in the District Court of Harris County, Texas, which have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The plaintiff in the Texas Action has filed a First Amended Petition. The Actions variously allege that the Company’s directors breached their fiduciary duties by, among other things, causing Smith to enter into the Merger Agreement at an allegedly inadequate and unfair price and agreeing to transaction terms that improperly inhibit alternative transactions. The Texas Action separately alleges that the Company aided and abetted the directors’ breaches of fiduciary duties, and both Actions allege that Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The complaints seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees. The parties in the Texas Action and Delaware Action have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Texas and Delaware actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. The Company believes that the lawsuits are without merit and intends to defend these lawsuits vigorously.
The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Standby Letters of Credit
In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $19.1 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $252 million of standby letters of credit and bid, performance and surety bonds at March 31, 2010. Management does not expect any material amounts to be drawn on these instruments.
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
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In its 2009 Annual Report on Form 10-K, the Company has described the critical accounting policies that require management’s most significant judgments and estimates. There have been no material changes in these critical accounting policies.
Recent Accounting Pronouncements
From time to time, new accounting standards are issued by the Financial Accounting Standards Board (“FASB”). On January 1, 2010, the Company adopted a new accounting standard, which amends previous guidance on the consolidation of variable interest entities (“VIE”). The standard modifies how an enterprise determines the primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach. Such assessment is required to be performed on a continuous basis and is influenced by, among other things, an enterprise’s ability to direct the most significant activities that influence the VIE’s operating performance. The adoption of this accounting standard did not have a material impact on the Company’s consolidated condensed financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk primarily associated with changes in interest rates and foreign exchange rates and enters into various hedging transactions to mitigate these risks. The Company does not use financial instruments for trading or speculative purposes. During the reporting period, no events or transactions have occurred which would materially change the information disclosed in the Company’s 2009 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2010. Based upon that evaluation, our principal executive and financial officers concluded that as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Subsequent to the announcement of the proposed Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors and in certain cases against Schlumberger and one of its affiliates, challenging the proposed transaction. Four of the lawsuits were filed in the District Court of Harris County, Texas, which have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The plaintiff in the Texas Action has filed a First Amended Petition. The Actions variously allege that the Company’s directors breached their fiduciary duties by, among other things, causing Smith to enter into the Merger Agreement at an allegedly inadequate and unfair price and agreeing to transaction terms that improperly inhibit alternative transactions. The Texas Action separately alleges that the Company aided and abetted the directors’ breaches of fiduciary duties, and both Actions allege that Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The complaints seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees. The parties in the Texas Action and Delaware Action have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Texas and Delaware actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. The Company believes that the lawsuits are without merit and intends to defend these lawsuits vigorously.
The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors
The risk factors discussed below update the Risk Factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2009.
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
     The global financial and credit market environment has increased the cost of financing and at times has limited its availability. Any inability to access the credit and capital markets could limit our ability to make significant business acquisitions and pursue business opportunities. If the Merger is not consummated, either we or our M-I SWACO joint venture partner, Schlumberger, can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at the same valuation per interest. If we agree to purchase Schlumberger’s joint venture interest, whether pursuant to these provisions or otherwise, we would need to fund the transaction. Our funding could include issuing equity, resulting in dilution to our existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. This financing and/or use of cash could impact our ability to fund working capital requirements, make capital expenditures and investments or fund other general corporate requirements, and could limit our ability to make future acquisitions. Should we instead not purchase Schlumberger’s interest, we would no longer have an interest in the joint venture. The failure to pursue significant acquisition opportunities, or the consequences of seeking waivers, issuing equity or obtaining other financing, could have a material adverse effect on our future results of operations, financial condition and cash flows.
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
Risks Related to the Pending Merger with Schlumberger
The exchange ratio for the Merger is fixed and will not be adjusted in the event of any change in either our or Schlumberger’s stock price.
     Upon the closing of the Merger, each share of our common stock will be converted into the right to receive 0.6966 shares of Schlumberger common stock, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our common stock or Schlumberger common stock. Changes in the price of Schlumberger common stock prior to the merger will affect the market value that a stockholder may be entitled to receive on the date of the Merger. Stock price changes may result from a variety of factors (many of which are beyond our or Schlumberger’s control), including the following factors:
•	changes in our and Schlumberger’s respective business, operations and prospects;

•	changes in market assessments of the business, operations and prospects of either company;

•	market assessments of the likelihood that the Merger will be completed, including related considerations regarding regulatory approvals of the Merger;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of our and Schlumberger’s common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Schlumberger operate.
     The price of Schlumberger common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of this report, and on the date of our annual meeting to vote on the Merger. As a result, the market value represented by the exchange ratio will also vary.

Because the date that the Merger is completed will be later than the date of our annual meeting, at the time of our annual meeting, a stockholder will not know the exact market value of the Schlumberger common stock that will be received upon completion of the Merger.
     If the price of Schlumberger common stock declines between the date of our annual meeting and the effective time of the Merger, including for any of the reasons described above, a stockholder will receive shares of Schlumberger common stock that have a market value upon completion of the Merger that is less than the market value calculated pursuant to the exchange ratio upon the date of our annual meeting. Therefore, while the number of shares of Schlumberger common stock to be issued in the Merger is fixed, a stockholder cannot be sure of the market value of the Schlumberger common stock to be received upon completion of the Merger or the market value of Schlumberger common stock at any time after the completion of the Merger.
Our ability to complete the Merger is subject to stockholder approval, certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Merger to be abandoned.
     The Merger Agreement contains certain closing conditions including approval of the Merger by Smith stockholders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred to either company. In addition, we will be unable to complete the merger until approvals are received from the United States Department of Justice, the European Commission and various other governmental entities. We and Schlumberger have each recently received a request for additional information and documentary material, often referred to as a “second request” from the Antitrust Division of the United States Department of Justice. Regulatory entities may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require us and/or Schlumberger to accept conditions from these regulators that could adversely impact the combined company. We can provide no assurance that we will satisfy the various closing conditions and that the necessary approvals will be obtained or that any required conditions will not materially adversely affect the combined company following the Merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Merger.
Failure to complete the Merger could negatively impact us.
     If the Merger is not completed, our ongoing businesses and the market price of our common stock may be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay Schlumberger a termination fee of $340 million; having to pay certain costs relating to the Merger, and diverting the focus of management from pursuing other opportunities that could be beneficial to us, in each case, without realizing any of the benefits of having the Merger completed.
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
     We expect that the combined company will incur substantial expenses in connection with integrating our business, policies, procedures, operations, technologies and systems with those of Schlumberger. There are a large number of systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. There are a number of factors beyond the control of either party that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that Schlumberger expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses following the completion of the Merger. These integration expenses may result in the combined company taking significant charges against earnings following the completion of the Merger.

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
     The Merger involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote management attention and resources to integrating its business practices and operations. Potential difficulties the combined company may encounter in the integration process include the following:
•	the inability to successfully integrate our business into Schlumberger’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.
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
We may be unable to retain key employees during the pendency of the Merger.
     In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past.
Multiple lawsuits have been filed against us challenging the Merger, and an adverse ruling in any such lawsuit may prevent the Merger from being completed.
     Subsequent to the announcement of the Merger, five putative class actions were commenced on behalf of our stockholders against us and our directors, and in certain cases against Schlumberger and one of its affiliates, challenging the Merger. One of the conditions to the closing of the Merger is that no law, order, injunction, judgment, decree, ruling or other similar requirement shall be in effect that prohibits the completion of the Merger. Accordingly, if any of the plaintiffs is successful in obtaining an injunction prohibiting the completion of the Merger, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions that could have an adverse effect on Schlumberger.
     Completion of the Merger is conditioned upon the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, the issuance by the European Commission of a decision under Council Regulation No. 4064/89 of the European Community declaring the Merger compatible with the common market and the approval of the Merger by the antitrust regulators in other specified jurisdictions. Although we and Schlumberger have agreed in the Merger Agreement to use our reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Under the terms of the Merger Agreement, Schlumberger is required to agree to take all actions demanded by an antitrust regulator in order to resolve any objections to the Merger (including divestitures, hold-separate restrictions or other restrictions) if doing so would not exceed a specified threshold, which is referred to as the detriment limit. The detriment limit would be exceed if the required divestitures of hold-separate restrictions affect assets other than (1) the W-H Energy Services business and corresponding Schlumberger operations and (2) other assets accounting for Schlumberger or Smith revenues of not more than $190 million in 2009, excluding from such calculation any W-H Energy Services operations and our Wilson business unit. If Schlumberger agrees to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the Merger, Schlumberger may be less able to realize anticipated benefits of the Merger, and the business and results of operations of the combined company after the Merger may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Board of Directors has approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the first quarter of 2010, the Company did not repurchase any shares of common stock under the program. The number of shares that may be purchased under the program as of March 31, 2010 is 15,158,913. Prior to January 1, 2010, the Company has repurchased 4.8 million shares at an average cost of $43.61 per share under the program. The acquired shares have been added to the Company’s treasury stock holdings. Certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax-withholding obligations. These shares are not considered acquisitions under the Company’s share repurchase program. The share repurchase program has been suspended during the pendency of the Merger in order to comply with the restrictions imposed by the Merger Agreement.
Item 3. Defaults upon Senior Securities
       None.
Item 4. Reserved
Item 5. Other Information
       None.

Item 6. Exhibits
Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

2.1	–	Agreement and Plan of Merger, dated as of February 21, 2010, by and among Schlumberger Limited (Schlumberger N.V.), Turnberry Merger Sub Inc., and Smith International, Inc. Filed as Exhibit 2.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.

4.1	–	Amendment No. 3, dated as of February 21, 2010, to the Rights Agreement, dated as of June 8, 2000, between Smith International, Inc. and Computershare Trust Company, N.A. as rights agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.

31.1*	–	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	–	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**		The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC. Registrant
Date: April 28, 2010	/s/ John Yearwood
John Yearwood
Chief Executive Officer, President and Chief Operating Officer

Date: April 28, 2010	/s/ William Restrepo
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

2.1	–	Agreement and Plan of Merger, dated as of February 21, 2010, by and among Schlumberger Limited (Schlumberger N.V.), Turnberry Merger Sub Inc., and Smith International, Inc. Filed as Exhibit 2.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.

4.1	–	Amendment No. 3, dated as of February 21, 2010, to the Rights Agreement, dated as of June 8, 2000, between Smith International, Inc. and Computershare Trust Company, N.A. as rights agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.

31.1*	–	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	–	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**		The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.