Form 10-K/A
period 2009-12-31
SMITH INTERNATIONAL INC
filed 2010-04-30
CIK 721083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
     There were 248,519,612 shares of common stock outstanding, net of shares held in Treasury, on April 28, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
          None

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors, provided the definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. As a result of the Company’s previously announced and pending merger with a subsidiary of Schlumberger Limited, the Company’s definitive proxy statement will not be filed within 120 days after the end the Company’s fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Annual Report on Form 10-K/A.
For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10-14 and 15(a)(3) of the Original Form 10-K have been amended and restated in their entirety. Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 1, 2010 and no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following table sets forth certain information with respect to our directors.

		Expiration		Year
		Date of		First
		Current		Became
Name	Age	Term	Board Class and Committee Membership	Director
Loren K. Carroll	66	2011	Class I Director	1987

Dod A. Fraser	59	2011	Class I Director; Audit Committee (Chair), Compensation and Benefits Committee	2004

James R. Gibbs	65	2010	Class III Director and Lead Director; Nominating and Corporate Governance Committee (Chair)	1990

Robert Kelley	64	2012	Class II Director; Compensation and Benefits Committee (Chair), Audit Committee	2005

Luiz Rodolfo Landim Machado	53	2012	Class II Director; Audit Committee, Nominating and Corporate Governance Committee	2008

Duane C. Radtke	61	2010	Class III Director; Compensation and Benefits Committee, Nominating and Corporate Governance Committee	2009

Doug Rock	63	2012	Class II Director; Chairman of the Board (since 1991)	1987

John Yearwood	50	2010	Class III Director; Chief Executive Office, President and Chief Operating Officer	2006
          Loren K. Carroll, 66, has been a director since 1987. From April 2006 until April 2008, he served as an advisor to the Company. From March 1994 until April 2006, Mr. Carroll served as President and Chief Executive Officer of M-I SWACO. From 1992 (when he rejoined the Company) until 1994, he served as our Executive Vice President and Chief Financial Officer. He joined the Company in December 1984 and served as Vice President and Chief Financial Officer until January 1988 and then Executive Vice President and Chief Financial Officer until March 1989. He serves as a director of KBR, Inc. (since 2007), an engineering, construction and services company; CGG — Veritas (since 2007), a geophysical services and equipment provider; Forest Oil Corporation (since 2006), an exploration and production company; and Fleetwood Enterprises, Inc. (since 1999), a manufacturer of motor homes. Our board of directors selected Mr. Carroll to serve as a director because he has direct and intimate knowledge of the Company and our M-I SWACO joint venture, our products and current technology as well as future technological needs. He also brings valuable management and finance expertise to our board of directors. As a director at various other public companies, Mr. Carroll also provides direct and valuable experience in strategy, risk management and other corporate governance issues.
          Dod A. Fraser, 59, has been a director since 2004. Mr. Fraser is the President of Sackett Partners Incorporated, a consulting company, and a member of other corporate boards. Mr. Fraser established Sackett Partners in 2000 upon retiring from a 27-year career in investment banking. From 1995 to 2000, Mr. Fraser was with The Chase Manhattan Bank, now JP Morgan Chase, where he was Managing Director, Group Executive of the global oil and gas group. Prior to that, Mr. Fraser was General Partner of Lazard Freres & Co., which he joined in 1978. He serves as a director of Forest Oil Corporation (since 2000), an exploration and production company, and

Acergy SA (since 2009), a subsea engineering and construction services company. He served as a director of Terra Industries, Inc., a producer of nitrogen products for agricultural, industrial and environmental markets, from 2003 until 2010. Our board of directors selected Mr. Fraser to serve as a director because he has valuable investment banking and financial expertise, including extensive experience with capital markets transactions and investments. Our board of directors also benefits from his service on the audit committees of other public companies. He serves as the Chairman of our Audit Committee and as a member of our Compensation and Benefits Committee.
James R. Gibbs, 65, has been a director since 1990. He served as President and Chief Executive Officer of Frontier Oil Corporation from April 1992 until December 31, 2008 and President and Chief Operating Officer of Frontier from January 1987 to April 1992. He joined Frontier Oil in February 1982 as Vice President of Finance and Administration and was appointed Executive Vice President in September 1985. He has served as a director of Frontier Oil, an independent oil refining and marketing company, since 1985 and as their Chairman of the Board since 1999. Our board of directors selected Mr. Gibbs to serve as a director because he has extensive direct knowledge of the oil and gas industry, having served in leadership roles in the industry for over 25 years, in particular as President of Frontier Oil for most of those years. In addition, Mr. Gibbs has a PhD in Economics and taught full time at Southern Methodist University. He also has intimate knowledge of the Company and its technology, market segment and management, gained through his 20-year tenure on our board of directors. With these characteristics, Mr. Gibbs provides a valuable perspective to his board service. Our board of directors believes that Mr. Gibbs is well regarded in the industry and among his peers, making him an effective independent lead director. Mr. Gibbs also serves as the Chairman of our Nominating and Corporate Governance Committee.
          Robert Kelley, 64, has been a director since 2005. Since 2001, Mr. Kelley has served as the President of Kellco Investments, a private investment company. From 1986 to 2001, Mr. Kelley served in several senior management roles including Chairman, President and Chief Executive Officer of Noble Affiliates, Inc. Prior to 1986, he was President and Chief Executive Officer of Samedan Oil Corporation, a subsidiary of Noble Energy Inc. He serves as a director of Cabot Oil & Gas Corporation (since 2003), an exploration and production company, and OGE Energy Corp. (since 1996), an electric utility. Our board of directors selected Mr. Kelley to serve as a director because he has over 30 years of executive leadership experience. His tenure as a public company director, both within and outside our industry, equips him with valuable experience for many of the same issues that our board of directors faces, such as executive compensation and succession planning. He serves as Chairman of our Compensation and Benefits Committee and as a member of our Audit Committee.
          Luiz Rodolfo Landim Machado, 53, has been a director since 2008. Mr. Landim has served as advisor to the President of the EBX Group since April 2009 and served as Chief Executive Officer of OSX Brasil S/A from June 2009 until April 2010. He served as Chief Executive Officer of OGX Petroleo e Gas S.A. from April 2008 until April 2009. From May 2006 until April 2008, he served as a member of the Board, the Executive President and the head of Investor Relations of MMX - Mineracao e Metalicos S.A. Prior to joining MMX, Mr. Landim served in various positions at Petroleo Brasileiro S.A. (Petrobras) from 1980 until April 2006, most recently as Chief Executive Officer of BR Distribuidora, a subsidiary of Petrobras. He serves as a director of the subsidiaries of the EBX Group, which include OGX Petroleo e Gas S.A. (since 2008), an exploration and production company; MMX — Mineracao e Matalicos S.A. (since 2006), a mining company; LLX Logistica S.A. (since 2007), a logistics company; and MPX Energia S.A. (since 2007), a power generation company. Mr. Landim served on the Board of Globex Utilidades S.A., a retail department store chain, from 2006 until 2009. Our board of directors selected Mr. Landim to serve as a director because he brings an international oil and gas industry perspective to our board of directors. A native of Brazil, his intimate knowledge of the Brazilian exploration and production industry as well as his understanding of and experience in the Brazilian and international markets enable him to make meaningful contributions to the Company as we continue our international expansion. He serves as a member of our Audit Committee and as a member of our Nominating and Corporate Governance Committee.
          Duane C. Radtke, 61, has been a director since 2009. He currently serves as the President and Chief Executive Officer of Valiant Exploration LLC and as the Non-Executive Chairman of NFR Energy LLC, a private exploration and production company, a position he has held since August 2009. Mr. Radtke has served on the board of NFR Energy since June 2008. From April 2001 until December 2007, Mr. Radtke served as the President and Chief Executive Officer of Dominion Exploration and Production (“Dominion E&P”) and Executive Vice President of Dominion Resources, Inc., the parent company of Dominion E&P. Our board of directors selected Mr. Radtke to serve as a director because he has over 20 years of experience leading companies in the oil and gas industry. Our board of directors believes that Mr. Radtke is highly respected in the industry and among his peers, bringing extensive management and oversight expertise to our board of directors. He serves as a member of our Audit Committee and as a member of our Nominating and Corporate Governance Committee.
          Doug Rock, 63, has been a director since 1987 and has been our Chairman of the Board since 1991. Mr. Rock is currently Chairman of our board of directors and a Special Executive Advisor to the Chief Executive Officer. Mr. Rock has been with the Company since 1974 and served as Chief Executive Officer, President and Chief Operating Officer from March 1989 until December 2008. He served as a director of Moneygram International, Inc. (from 2004 until 2009), a payment services company, and CE Franklin Ltd. (from 1999 until 2008), an oilfield distribution company, of which the Company owns 53%. Our board of directors selected Mr. Rock to serve as a director because of his many years of service as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Rock’s intimate and extensive knowledge of the Company and its employees, culture, technology, customers and market are a valuable asset to our board of directors, particularly as the industry emerges from the recent economic crisis.
          John Yearwood, 50, has been a director since 2006. He has served as our Chief Executive Officer, President and Chief Operating Officer since January 2009. He served as Executive Vice President and President Completions and Production from August 2008 until December 2008. He served as a Senior Advisor to the Chief Executive Officer of Schlumberger from March 2006 until May 2008. From 1980 to March 2006, he served in a variety of positions at Schlumberger, much of which included responsibilities for businesses primarily focused outside of the United States, most recently as President—North and South America, Oilfield Services. Our board of directors selected Mr. Yearwood to serve as a director because he is our Chief Executive Officer and has over 20 years of leadership experience in the oilfield services industry, particularly concentrated on the international market. While at Schlumberger, Mr. Yearwood served as a charter member of the M-I SWACO executive committee, thus enhancing our board of directors with his intimate knowledge and unique perspective of the M-I SWACO joint venture. A native of Trinidad & Tobago, Mr. Yearwood also brings a strong international perspective and relationships to our board of directors, which is especially relevant as we continue to expand outside the United States.
Executive Officers
               The following table identifies our current executive officers and lists their names and ages, and all positions and offices held by each in the past five years. Positions, unless otherwise specified, are with the Company. The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board of Directors. None of the executive officers or directors have any family relationships with each other. Information about Messrs. Rock and Yearwood is provided above under “Directors”. Mr. Rock has informed the Company that his existing employment agreement with the Company will terminate effective May 12, 2010. He will remain a director and non-executive Chairman of the Board.

Name and Age	Age	Principal Current Occupation and Other Significant Positions Held
William Restrepo	50	Senior Vice President, Chief Financial Officer and Treasurer, since October 2009; Executive Vice President, Chief Financial Officer and Secretary of Seitel, Inc., July 2005 to September 2009; Various financial and operational positions at Schlumberger (most recently, Vice President of Finance — North and South America, Oilfield Services), August 1985 to June 2005. Joined the Company in October 2009.

Malcolm W. Anderson	62	Senior Vice President, Human Resources, since December 2006; Vice President, Human Resources, May 2004 to November 2006. Joined the Company in May 2004.

Richard E. Chandler, Jr.	53	Senior Vice President and Secretary, since January 2006; General Counsel, since August 2005; Senior Vice President — Administration, General Counsel and Secretary of M-I SWACO, January 2004 to July 2005. Joined predecessor to M-I SWACO in December 1986.

Bryan L. Dudman	53	Executive Vice President and President, Smith Drilling and Evaluation, since August 2008; President, Smith Services, January 2006 to July 2008; Senior Vice President Western Hemisphere Operations of M-I SWACO, May 1994 to

Name and Age	Age	Principal Current Occupation and Other Significant Positions Held
		December 2005; Joined the Company in January 1979.

John J. Kennedy	58	President and Chief Executive Officer of Wilson, since June 1999; Joined the Company in November 1986.

Christopher I.S. Rivers	55	President and Chief Executive Officer of M-I SWACO, since January 2009; Chief Operating Officer of M-I SWACO, October 2008 to December 2008; Executive Vice President Product Segments of M-I SWACO, April 2006 to September 2008; Vice President Eastern Hemisphere of M-I SWACO, January 2005 to March 2006; Joined the Company in July 1977.

Norman A. Mckay	50	Executive Vice President and President of Smith Technologies, since November 2009; President Eastern Hemisphere of Exterran Holdings, Inc., April 2005 to October 2009; Various operational and management positions at Schlumberger (most recently Global Account Director, Oilfield Services), September 1981 to April 2005; Joined the Company in November 2009.

Peter J. Pintar	51	Vice President Corporate Strategy and Development, since September 2005; Various positions at DTE Energy Company, including Director, Corporate Development, Managing Director, Venture Capital Investments; and Director, Investor Relations, October 1997 to August 2005; Joined the Company in September 2005.

Lee A. Turner	62	Vice President QHSE, since January 2009; Vice President QHSE of M-I SWACO, January 2005 to December 2008; Joined M-I SWACO in January 2005.

Brian E. Taylor	47	Vice President and Controller since September 2009; Various financial positions within the Company (most recently Vice President — Finance), June 2002 to August 2009; Vice President and Controller, September 1999 to May 2002; Joined the Company in September 1999.

Geraldine D. Wilde	59	Vice President, Taxes and Assistant Treasurer, since February 1998; Joined predecessor to M-I SWACO in December 1986.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our outstanding shares of common stock (collectively, “Section 16 persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Section 16 persons are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.
          Based solely on our review of the copies of such reports received by us, or written representations from certain Section 16 persons that all Section 16(a) reports required to be filed for such persons had been filed, we believe that during 2009 the Section 16 persons complied with all Section 16(a) filing requirements applicable to them, except that Mr. Taylor, our Vice President and Controller, inadvertently filed one late report to disclose shares acquired pursuant to an equity award grant. We are unable to confirm whether Margaret Dorman, the Company’s former Chief Financial Officer, complied with all Section 16(a) filing requirements during 2009.
Code of Business Conduct and Ethics
     All of our officers, employees and directors are required to comply with our Code of Business Conduct and Ethics to help ensure that our business is conducted in accordance with the highest standards of ethical behavior. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosure, intellectual property and confidential information, as well as requiring strict adherence to all laws and regulations applicable to our business. Employees may report any violations or suspected violations of the Code by using our ethics hotline. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics, as well as any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, is published on our website at www.smith.com under the “Investor Relations” caption and link to “Governance.” Stockholders may also obtain a free copy upon request by contacting our Corporate Secretary, Smith International, Inc., 1310 Rankin Road, Houston, Texas 77073.
Audit Committee
     We have a separately-designated sanding audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Fraser (Chairman), Kelley and Landim are the current members of the Audit Committee. All members of this committee are “independent” within the meaning of the rules governing audit committees by the New York Stock Exchange, or NYSE. The Board of Directors has determined that all members of the Audit Committee meet the NYSE standard of having accounting or related financial management expertise and meet the SEC’s criteria of an Audit Committee Financial Expert.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
          Compensation Objectives. We have designed our executive compensation program to reward our executives based on corporate, business unit and individual performance. The general objectives of our executive compensation program are to:
•	Attract and retain the best available individuals to serve on our executive team;

•	Motivate our executives to achieve our short- and long-term financial and operational goals; and

•	Align our executives’ interests with those of our other stockholders.
          Compensation Philosophy. The Compensation and Benefits Committee (referred to as the “Compensation Committee”) bases its executive compensation philosophy on the following principles:
•	A significant portion of executive compensation should be variable and dependent on company and business unit performance.

•	The principal measures of performance should be annual financial measures versus specified goals.

•	Of the at-risk portion, a significant amount should be paid in equity with vesting restrictions (i) to align executive interests with those of our other stockholders and (ii) to promote long-term retention of our executives.

•	Corporate executives’ incentive compensation plans should be tied to overall corporate performance whereas business unit executives’ plans should be tied in part to overall corporate performance and in part to the business unit performance for which they are responsible.
          In the aftermath of the economic crisis, the Compensation Committee conducted an extensive review of our compensation policies to ensure that performance goals were aligned not only with long-term stockholder interests but also with our need to weather the crisis. In addition to emphasizing stockholder value objectives such as earnings per share and return on net capital employed, the Compensation Committee added specific identifiable goals related to cash flow, day-sales-outstanding and inventory reduction objectives that are crucial to us in a downturn. The Compensation Committee anticipates that it will continue using personal objectives in setting annual compensation goals, such as participation in quality, heath, environmental and safety initiatives or other types of activities requiring personal involvement of the executive officers that support our business success.
          Decision Process. The Compensation Committee makes all executive compensation decisions. The Compensation Committee retained Pearl Meyer & Partners (referred to in this section as “Pearl Meyer”), an independent compensation consultant, to assist it in the decision making process. Pearl Meyer works for the

Compensation Committee and does not undertake assignments for management that exceed $120,000 per year. In October of each year, the Compensation Committee reviews preliminary recommendations from Pearl Meyer based on current and comparative compensation data, including benchmarking results as discussed below. For all executive officers other than the Chief Executive Officer, the Compensation Committee reviews recommendations and comparative data provided by Pearl Meyer and, in conjunction with additional input from the Chief Executive Officer and Senior Vice President of Human Resources, especially as to individual executive performance, makes its decision. For the Chief Executive Officer, the Compensation Committee uses recommendations and comparative data provided by Pearl Meyer in making its decision.
          Generally, the Compensation Committee makes final compensation decisions and sets performance targets in December of each year to correspond with the business plan for our upcoming fiscal year and with their evaluation of executive performance for the current year. Executive compensation decisions become effective January 1 of the upcoming fiscal year. With the exception of equity incentive awards for new hires or promotions, which are typically granted at the next Compensation Committee meeting after the hire or promotion date, we grant equity incentive awards only in December.
          Benchmarking Group. The worldwide energy industry is a competitive environment for executive talent. To attract and retain a high level of executive expertise, we must remain competitive with the pay of companies with whom we compete for executive talent. Pearl Meyer provides us with general compensation information related to our industry and specific compensation information related to a group of companies in our industry whose executives have similar duties and responsibilities. The following companies compose our benchmarking group:
•	Baker Hughes Incorporated

•	BJ Services Company (on August 28, 2010, Baker Hughes announced that it had closed its acquisition of BJ Services)

•	Cameron International Corporation

•	FMC Technologies, Inc.

•	Halliburton Company

•	National Oilwell Varco, Inc.

•	Schlumberger Limited

•	Weatherford International Ltd.
          Executive Position Grade Levels. We have established nine executive management grade levels. We assign all executive officers in the Company to a grade level consistent with the responsibility and authority of the position. The Compensation Committee, with the assistance of Pearl Meyer, uses the grade levels to establish guidelines for salary, target annual incentive awards, target long-term incentive awards, and perquisite benefits. The grade level for each individual executive officer typically corresponds to his or her management position; however, occasionally we may advance an individual to a higher level to recognize exceptional contributions. Variable pay awards and equity grants, as well as perquisite benefits, are consistent within each grade level.
          Fixed versus Variable Pay. We divide our compensation program into two general categories, fixed and variable pay. Fixed pay consists of base salary and provides our executive officers with a level of assured cash compensation appropriate for their positions within the Company. Variable pay includes annual cash bonus awards and annual equity awards (each as explained in more detail below) and is the largest component of executive management’s total target compensation. Typically, the equity awards to executive officers are solely performance-based awards that are not earned unless financial performance goals are met.
          Performance Matrices. At the beginning of each year, the Compensation Committee approves consolidated and business unit performance matrices that establish targets for the variable-pay component of executive compensation. Generally, these matrices are based on the financial performance goals established in our annual business plan, supplemented by personal objectives relevant to each business segment. Because the goals are pre-determined and market conditions fluctuate throughout the year, the performance goals may not correspond to our actual results.
          This process has resulted in the establishment of performance goals that are not easily met and require excellent performance and effort by management regardless of general market conditions. For instance, in performance year 2008, when we reported record earnings and returns during a period of robust market activity in the oilfield service industry, the annual cash bonus awards for our named executive officers ranged from 44% to 200% of target and the performance-based equity awards were 92.6% of target. For performance year 2009, our results suffered from the extreme economic recession, particularly with respect to the North American gas drilling industry, and the annual cash bonus awards for our named executive officers ranged from 0% to 79% of target and the performance-based equity awards were 63.2% of target. For the last three years, the awards to the named executive officers as a percent of target are set forth in the table below.

	Percentage of Target Award Paid
	for Each Performance Year:
	2009	2008	2007
Annual Cash Bonus Award	0% - 79%	44% - 200%	35% - 162%
Annual Equity Award	63.2%	92.6%	106.5%
          Alignment of Interests with Stockholders. Long-term equity incentives comprise a significant portion of total compensation for our executives. We award all long-term equity incentives as restricted stock units which vest ratably over either three or four years, depending on the type of award (three years for performance-based awards and four years for time-based awards). As a result, executives receive a significant amount of equity in the Company, thereby aligning their interests with those of the stockholders and providing incentive to avoid excessive risks. For instance, for the 2010 performance-year awards granted in December of 2009, approximately 70% of the total target compensation to our Chief Executive Officer was in equity-based performance awards. Equity-based compensation awards constituted 50% to 68% of the total target compensation to the other named executive officers and 40% to 55% of the total target compensation to the other executive officers. In determining the type of equity awards to grant, the Compensation Committee evaluated, among other considerations, the required accounting treatment and other tax and accounting implications of various types of equity awards. The Compensation Committee selected restricted stock units (“units”), discussed below, as the equity award component because we can offer equal long-term value as it could with stock options while issuing fewer shares, thus reducing the dilution effect of the equity program. Performance-based unit awards are earned only when the financial performance goals are met and are forfeited prior to issuance of the common stock if the financial performance goals are not met. All unit awards contain a retention element and align executive management with stockholder interests. For these reasons, the Compensation Committee has determined that units are the most appropriate long-term equity based incentive for the Company and are the only type of equity incentive that we currently award to our executive officers.
          The Compensation Committee encourages stock ownership by executive management and periodically considers the appropriateness of implementing stock ownership guidelines. The Compensation Committee has chosen not to require stock ownership guidelines for the executive management at this time. Our Insider Trading Policy prohibits our executive officers from engaging in any hedging or monetization transactions involving our securities.
Executive Compensation Components
          Annual Base Salary. The Compensation Committee sets salaries for each executive by reference to the executive grade level of the position and individual performance. The criteria used in evaluating individual performance, including that of our Chief Executive Officer, vary depending on the executive’s function, but generally include:
•	Leadership inside and outside the Company;

•	Advancing our interests with customers, vendors and in other business relationships;

•	Product quality and development;

•	Advancement in skills and responsibility; and

•	Financial results.
          For the 2009 year, base salary represents 14% of Chief Executive Officer total target compensation and between approximately 17% and 30% of total target compensation for the other named executive officers. Base salary generally remains at the median level of the salary range, but may exceed the median if deemed appropriate by the Compensation Committee.
          Annual Cash Bonus. Our executive officers participate in the Executive Officer Annual Incentive Plan (“AIP”) which provides for annual cash bonuses. For the 2009 year, the Compensation Committee tied 14% of Chief Executive Officer total target compensation and between 15% and 20% of each other named executive officer’s total target compensation to the achievement of financial performance goals under the AIP.
          Participants in the AIP can earn an annual cash bonus based upon the achievement of our established financial performance goals, supplemented by personal goals set for each executive officer, for each fiscal year, as described above in “Fixed versus Variable Pay” and “Performance Matrices”. The target annual bonus percentages for the executive officers are determined based upon the grade level of the executive officer and are generally close to the median of the benchmarking group. The payout award, if any, is determined by multiplying the actual annual cash bonus percentage earned by the product of the target annual cash bonus percentage times the executive’s base salary.
          Depending upon our financial performance, the AIP payout can range from zero to 200% of the target annual cash bonus percentage. Upon the achievement of the target financial performance goals, participants earn 100% of their target annual cash bonus.
          The Compensation Committee has no discretion to increase any award after establishing the performance targets, but may decrease or eliminate any annual bonus award, even if the Company or the executive meets the established performance targets. The Committee periodically uses such negative discretion as an additional catalyst to encourage compliance with particular personal goals for the executive management that emerge during the fiscal year and that were not initially included in the performance matrices. The Company intends that the AIP comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) so that amounts paid under the AIP will be fully deductible by the Company for federal income tax purposes.
          Annual Restricted Stock Unit Award. The annual restricted stock unit (“unit”) award, issued pursuant to the Third Amended and Restated Long-Term Incentive Compensation Plan (“LTIP”), is the largest single component of total target annual compensation. Units represent the right to receive shares of common stock in the future, depending upon the achievement of the target equity goal for the coming year (for performance-based unit awards) or continued employment with the Company (for time-based unit awards). As discussed above, in typical years, executive officers receive only performance-based unit awards. As discussed above, generally the Compensation Committee makes compensation decisions for the upcoming fiscal year in December of each year. In December 2008, the global business environment was significantly deteriorating and the economic outlook was extremely volatile, particularly as related to projections for oil price and rig count, two key drivers for our business. In addition, the market value of our common stock had declined significantly from the beginning of 2008, as had that of the S&P 500 Index, the Philadelphia Oil Service Index (OSX), and our peer companies, including those of our benchmarking group. It was against this backdrop that our Compensation Committee made their compensation decisions for 2009.
          When approving the December 2008 equity awards for the 2009 performance year, the Compensation Committee considered the possibility that global industry conditions, along with general economic market conditions, could worsen beyond any then-current projections. In that case, 2009 performance targets may not have been reasonably achievable for non-operational related reasons outside the control or influence of management, resulting in a zero payout for all performance-based compensation. Historically, we granted equity awards to our executive officers that were 100% performance-based. To ensure the retention value of the 2009 equity pay component, particularly during the uncertain market conditions, the Compensation Committee granted 20% of the total equity awards as time-based units for all executive officers, except our Chief Executive Officer, Mr. Yearwood. The remaining 80% of the equity awards continued to consist of performance-based units. Mr. Yearwood received only performance-based units. The Compensation Committee viewed the 2009 performance period award structure as a one-time change due to the extenuating circumstances of the economic crisis. It did not contemplate continuing this mix of performance-based and time-based unit awards to the executive officers and returned in December 2009 to granting only performance-based units to the executive officers.
          The Compensation Committee sets the monetary value of the awards by grade level for equity awards with all executive officers in the same grade level receiving unit awards of the same monetary value. The awards for the 2009 and 2010 performance years were in the range of the 50th percentile of equity awards granted by the benchmarking group. Award recipients do not own the underlying shares until the awards have been earned and vested; accordingly, participants have no voting rights on the shares and do not receive dividends until the shares are earned and vested. The number of target units granted is determined based on the closing price of the common stock on the date of grant, discounted for the present value of the dividends that are not paid on the unvested shares based on the dividend rate at the time of the award. The time-based units vest in equal installments over a four-year period based on continued employment requirements. If the performance-based units are earned at year-end by meeting the predetermined financial performance goals, they vest in equal installments over a three-year period based on continued employment requirements.

          Depending upon performance, the payout for the performance-based unit awards for the 2009 performance year could range from zero to 130% of the target. Upon the achievement of the target equity goal, participants earn 100% of the units awarded. Once the financial performance goals have been set, the Compensation Committee does not exercise any discretion in the number of units awarded. In December 2009, the Compensation Committee evaluated the payout range for the executive officers. In order to encourage extraordinary efforts by our senior leadership team, the Compensation Committee increased the maximum payout to 150% of the target for the top four grade levels beginning with the 2010 performance year awards.
          2009 Compensation and Performance Year Awards.
          The 2009 corporate performance metrics, set in March 2009 and used in the AIP, are (i) earnings per share and (ii) return on net capital employed, together composing 80% of the AIP goal, and cash flow generation based on a consolidated receivable and inventory reduction goal composing 20% of the AIP goal. The LTIP performance matrix is based on a return on net capital employed goal. Both of these sets of metrics are shown in the tables below. The business unit metrics for the AIP are set for each specific business unit and include (i) earnings and return on operating assets or return on net capital employed goals and (ii) free cash flow or a combination of day-sales-outstanding and inventory reduction goals. When consolidated, the business unit goals align with the consolidated AIP goals. The Compensation Committee selected these financial measurements because these metrics are readily understood by the executives, provide a balanced incentive to increase income while managing our investment in our net assets, and relate directly to the creation of economic value that is ultimately reflected in share value.

     Annual Cash Bonus. For the 2009 performance year, the grade level and target AIP percentages for the named executive officers were as follows:

	Performance Year 2009
Name	Grade Level	Target AIP %
D. Rock*	n/a	120%
J. Yearwood	I	100%
W. Restrepo	III	65%
C. Rivers	II	85%
N. Mckay	II	85%
B. Dudman	II	85%
M. Dorman**	II	85%

*	Mr. Rock serves as our Chairman of the Board, which was an executive officer position during 2009. He was compensated pursuant to his employment agreement and so was not in any particular officer grade level.

**	Ms. Dorman served as our Executive Vice President, Chief Financial Officer and Treasurer until October 2009.
     The AIP target goals for the 2009 performance year included a performance matrix with a corporate earnings per share target of $1.34 and a return on net capital employed target of 15.5% representing 80% of the plan goals. The remaining 20% of the plan goals included a consolidated receivable and inventory reduction goal of $1,148 million. The metrics are set forth below. For the 2009 performance year, our earnings per share were $0.66, return on net capital employed was 11.7% and consolidated receivable and inventory reductions from December 31, 2008 were $1,009 million; resulting in a payout of 15.4% to Messrs. Rock, Yearwood and Restrepo.

ANNUAL PERFORMANCE PLAN 2009 CORPORATE PERFORMANCE MATRIX —80%
			EARNINGS PER SHARE
RETURN ON NET CAPITAL		ACTUAL		THRESHOLD		TARGET		MAXIMUM
EMPLOYED		$0.66	<$0.94	$0.94	$1.14	$1.34	$1.47	$1.61
	<10.9%		0%	0%	0%	0%	0%	0%
THRESHOLD	10.9%		0%	20%	35%	60%	85%	110%
ACTUAL	11.7%	0%
	13.2%		0%	35%	50%	75%	100%	125%
TARGET	15.5%		0%	60%	75%	100%	125%	150%
	17.1%		0%	85%	100%	125%	150%	175%
MAXIMUM	18.6%		0%	110%	125%	150%	175%	200%

ANNUAL PERFORMANCE PLAN 2009 CORPORATE PERFORMANCE MATRIX — 20%
CONSOLIDATED RECEIVABLE AND INVENTORY REDUCTION
FROM DECEMBER 31, 2008 (IN MILLIONS)		PAYOUT EARNED
	<804	0.0%
THRESHOLD	804	20.0%
	861	36.0%
	918	52.0%
	976	68.0%
ACTUAL	1,009	77.2%
	1,033	84.0%
TARGET	1,148	100.0%
	1,205	125.0%
	1,263	150.0%
	1,320	175.0%
MAXIMUM	1,378	200.0%
The business unit matrices and payout calculations follow a similar model, with the same payout range, but with targets that are specific to each business unit. The actual performance levels achieved by the business units were below the target goals, resulting in Messrs. Rivers, Dudman and Mckay (pro-rated for time of employment) earning 58.7%, 0% and 79.2%, respectively, of their target annual cash bonus percentage. Because Ms. Dorman was not an employee as of December 31, 2009, she did not earn any award under the AIP.
     Annual Equity Award. All units granted to Mr. Yearwood in 2008 for the 2009 performance year were performance-based units. Messrs. Rivers and Dudman received a mix of 80% performance-based units and 20% time-based units. Because Mr. Mckay joined the Company in November 2009, he did not receive any performance-based units for the 2009 performance year. No units were granted to Mr. Rock in 2008 for the 2009 performance year. The target for the 2009 performance year was return on net capital employed was 15.5%, the same level as for the AIP. The matrix is set forth below. For the 2009 performance year, our return on net capital employed was 11.67%, resulting in each individual earning 63.2% of their target unit award. Because Ms. Dorman was not an employee as of December 31, 2009, she did not receive any performance-based unit awards based on the criteria set forth above. Her settlement agreement is described in the section titled “Employment Agreements” below.

ANNUAL PERFORMANCE-BASED RESTRICTED SHARES
2009 FISCAL YEAR AWARD MATRIX
		RESTRICTED SHARES EARNED
RETURN ON NET CAPITAL EMPLOYED		(AS A % OF TARGET AWARD)
	<10.85%	0.0%
THRESHOLD	10.85%	50.0%
	11.63%	62.5%
ACTUAL	11.67%	63.2%
	12.40%	75.0%
	13.18%	87.5%
	13.95%	93.8%
TARGET	15.50%	100.0%
	16.28%	107.5%
	17.05%	115.0%
	17.83%	122.5%
MAXIMUM	18.60%	130.0%

Other Executive Compensation Components
     Perquisites. We have an interest in ensuring the physical and mental wellness of our employees and, therefore, provide for a reimbursement of up to $3,000 for an annual physical for each executive officer. In addition, in lieu of providing specific perquisites, we provide a set dollar amount of specifically identified perquisites. This dollar amount is consistent within each grade level for U.S. residents and within corporate guidelines established for non-U.S. residents and is paid annually in 26 equal bi-weekly payments, as identified in the footnotes to the Summary Compensation Table. The executive officers do not need to spend their allowance on the specified items, but are free to use the allowance at their discretion. The perquisite package for non-U.S. residents follows a similar methodology with different dollar amounts. Mr. Mckay receives the non-U.S. perquisite package, as identified in the footnotes to the Summary Compensation Table. We believe that providing a set dollar amount allows our executive officers more flexibility and is more efficient to administer than reimbursing for each individual expense. The amount provided is reviewed periodically and is consistent with perquisites provided by the benchmarking group. In addition, our executive officers may receive personal administrative assistant services at no incremental cost to us. Perquisite amounts are not considered annual salary for bonus purposes or 401(k) contributions.
     401(k) Plan. We believe that financial security during retirement is an important benefit to provide to our executive management. For this reason, we and various of our subsidiaries offer 401(k) plans to our employees, including our executive officers. Because the Company and subsidiary plans operate and are administered in a similar fashion, for purposes of this discussion, the 401(k) plans will be referred to in the singular. Participants may contribute up to the federal limit in the 401(k) plan. We make various levels of contributions to the 401(k) plan, including age-weighted contributions and performance-based matching contributions as defined in the 401(k) plan. Although the majority of our peers have both defined benefit and defined contribution plans, the Compensation Committee elected to implement a defined contribution plan (the “401(k) plan”) to control our costs. Our 401(k) plan is consistent with similar plans available generally in the energy industry. Executive officers participate in the 401(k) plan on the same basis as other employees.
     Supplemental Executive Retirement Plan. In addition to the 401(k) plan described above, our officers, including all of the executive officers, and other key employees are eligible to participate in our Post-2004 Supplemental Executive Retirement Plan (the “post-2004 SERP”). In connection with the adoption of the post-2004 SERP, we suspended contributions to our previous SERP (“SERP”), except for guaranteed interest contributions discussed in the narrative disclosure following the Nonqualified Deferred Compensation Table. The SERP and post-2004 SERP were implemented to allow our officers to defer additional pre-tax compensation for retirement without regard to the limits placed on 401(k) plans under the Code. We believe that the post-2004 SERP is an important tool for the retirement planning efforts of our officers. Moreover, after reviewing data from the benchmarking group, our Compensation Committee determined that the post-2004 SERP is important to remain competitive in the compensation arena. Additional information regarding the operation of the SERP and post-2004 SERP may be found in the footnotes and narrative disclosure following the Nonqualified Deferred Compensation Table.
Change of Control and Employment Agreements
     Change of Control Agreements. We have entered into change of control agreements with ten members of management, including all of the named executive officers. After reviewing benchmarking studies performed by outside legal counsel at the request of the Compensation Committee in 1999, the Compensation Committee adopted a form of change of control agreement. The Compensation Committee periodically reviews the terms of the change of control agreements and retains outside legal counsel to conduct benchmarking studies to determine whether the change of control agreements remain competitive in our industry. As a result of these reviews, the Compensation Committee periodically revises the form of change of control agreement. In December 2009, the Compensation Committee revised the form of change of control agreement to eliminate tax gross-ups.
     The Compensation Committee has determined that the change of control agreements are a necessary component of our compensation package in order for us to provide competitive compensation arrangements, particularly because such agreements are standard in our industry. In addition, they make executives neutral to change of control transactions that are in the best interests of the Company and our stockholders, and thereby help create, rather than diminish, stockholder value. Moreover, we believe that the change of control agreements help us to attract and retain our executive officers by reducing the personal uncertainty and anxiety that arises from the possibility of a future business combination. We selected objective criteria to determine whether a change of control has occurred for purposes of the change of control agreements in order to reduce the likelihood of a dispute in the event of a change of control and to help ensure that the agreements are triggered only under circumstances when a true transfer of control or ownership has occurred. While the change of control agreements do not influence decisions regarding compensation elements, the Compensation Committee periodically reviews the terms of the change of control agreements so that they remain generally consistent with those of the benchmarking group. Additional information regarding the change of control agreements may be found in the section titled “Executive Compensation—Change of Control and Employment Agreements.”

     Employment Agreements. When the Company emerged from bankruptcy in 1987, it offered employment agreements to certain key officers. The only remaining executive officer with an employment agreement is Mr. Dudman. The Company entered into this agreement primarily as a retention tool, but also because our board of directors felt that Mr. Dudman could provide extraordinary and unique management and strategy skills to maintain and grow the Company. The Compensation Committee no longer offers these types of employment agreements to executive officers. Mr. Dudman’s employment agreement contains severance provisions that would entitle him to receive a lump sum payment in cash equal to his current annual base salary, bonus and benefits through the end of the employment period (three years) in the event that he were to be terminated by the Company (other than for cause, death or disability) or if for any reason his position is eliminated or otherwise becomes redundant, except in the event of a change of control, in which case severance would be paid pursuant to his change of control agreement as explained in the section titled “Executive Compensation—Change of Control and Employment Agreements.” Mr. Dudman’s agreement was restated in 2008 to comply with the provisions of Section 409A of the Code, but otherwise remains the same agreement as executed in 1987.
     In addition, the Company entered into an employment agreement with Mr. Rock upon his retirement as Chief Executive Officer, President and Chief Operating Officer (the “Rock agreement”) pursuant to which Mr. Rock will serve as a Special Executive Advisor or in such other position as determined by our board of directors for a period commencing January 1, 2009 and ending on the first day following the conclusion of our annual meeting of stockholders for the calendar year 2010. Mr. Rock remained a member of our board of directors and the Chairman of the Board after January 1, 2009. Effective as of 11:59 p.m. on December 31, 2008, the Rock agreement superseded Mr. Rock’s previous employment agreement with the Company and Mr. Rock’s previous change of control employment agreement with the Company. The Rock agreement provides for an annual base salary of $1.3 million, a target bonus of 120% of base salary with respect to our 2009 fiscal year and eligibility to participate in all Company benefit and perquisite plans during the employment period other than our Long-Term Incentive Compensation Plan. The Rock agreement and Mr. Rock’s employment may be terminated by either the Company at any time or by Mr. Rock with 30 days written notice, and terminates automatically upon a change of control (as defined in the Rock agreement). Mr. Rock has informed the Company that the Rock agreement will terminate effective May 12, 2010. In the event that Mr. Rock’s employment is terminated as a result of his death or disability (as defined in the Rock agreement), by the Company without cause (as defined in the Rock agreement) or due to a change of control, Mr. Rock is entitled to certain accrued obligations and a termination payment equal to $108,333.33 times the number of whole months (rounded up or down as provided for in the Rock agreement) between the date of termination and the original termination date of the Rock agreement. Mr. Rock is subject to an ongoing confidentiality covenant and a non-competition covenant during the term of the Rock agreement.
     In connection with Ms. Dorman’s departure from the Company effective October 16, 2009, the Company and Ms. Dorman entered into a separation agreement on September 28, 2009, under which Ms. Dorman received a one-time lump sum severance payment of $2,697,514, less applicable taxes and deductions, reimbursement for health coverage premiums for up to eighteen months following October 16, 2009 to the extent Ms. Dorman elects to participate in COBRA coverage, executive-level outplacement services for a period of one year following October 16, 2009 and accelerated vesting of all outstanding equity grants, with an exercise period of up to three-years for outstanding stock options. Vesting of the performance-based restricted stock units relating to the 2009 performance period were accelerated and paid out at a level reflecting then-anticipated achievement of the 2009 performance metrics. These special severance benefits were contingent upon execution of a general release, which was executed, and ongoing compliance with confidentiality, non-disparagement and cooperation obligations.
     Pension Plan. The Company has a defined benefit pension plan, which is currently frozen. The benefit accruals were frozen effective March 1, 1987, and the amount of the pension benefit was fixed for all eligible employees based only upon benefit accruals from September 1, 1985 to March 1, 1987. Mr. Rock is the only named executive officer with any benefit accruals under the plan. Any benefits under the pension plan are offset by benefits paid under a previous pension plan of the Company. There are no executive officers with any benefit accruals under the plan.

COMPENSATION AND BENEFITS COMMITTEE REPORT
     The Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with management. Based on such review and discussion, the Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Robert Kelley, Chairman Dod A. Fraser James R. Gibbs

     This report of the Compensation and Benefits Committee shall not be deemed “soliciting material,” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act. Further, this report will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate this information by reference.
Executive Compensation
     The following tables show compensation for services to the Company of the persons who during 2009 were the principal executive officer, principal financial officer, and the next three most highly compensated executive officers (the “named executive officers”). Also included are Margaret Dorman, who was our principal financial officer for a portion of the year, and Bryan Dudman, who otherwise would have been subject to reporting absent Mr. Mckay’s new hire equity award.
Summary Compensation Table

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation		All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings		Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)		($)(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Doug Rock(5)	2009	$1,300,000	$0	$0	$0	$240,240	$9,144		$1,134,475	$2,683,859
Chairman of the Board	2008	$1,347,115	$0	$0	$0	$1,341,600	$4,212		$820,690	$3,513,617
	2007	$1,175,000	$0	$4,652,695	$0	$1,837,230	$0	(6)	$590,552	$8,255,477

John Yearwood	2009	$942,308	$0	$4,499,994	$0	$154,000	$0		$192,702	$5,789,004
President, Chief Executive
Officer and Chief Operating
Officer

William Restrepo	2009	$96,923	$0	$1,497,590	$0	$9,384	$0		$19,619	$1,623,516
Senior Vice President, Chief
Financial Officer and
Treasurer

Christopher I.S. Rivers	2009	$543,714	$0	$1,644,134	$0	$290,892	$0		$139,647	$2,618,387
President and Chief Executive
Officer, M-I SWACO

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)	($)(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Norman A. Mckay	2009	$125,001	$0	$3,644,131	$0	$56,100	$0	$53,082	$3,878,313
Executive Vice President and
President, Smith Technologies
Bryan L. Dudman	2009	$637,000	$0	$1,644,134	$0	$0	$0	$182,097	$2,463,231
Executive Vice President and	2008	$631,092	$0	$1,325,722	$0	$220,513	$0	$185,144	$2,362,471
President, Smith Drilling and	2007	$485,000	$0	$1,890,611	$0	$401,944	$0	$162,999	$2,940,554
Evaluation

Margaret K. Dorman(7)	2009	$505,465	$0	$0	$0	$0	$0	$2,863,983	$3,369,448
Former Executive Vice	2008	$578,012	$0	$1,493,074	$0	$391,592	$0	$194,860	$2,657,538
President, Chief Financial	2007	$465,000	$0	$1,372,588	$0	$424,126	$0	$156,130	$2,417,844
Officer and Treasurer

(1)	Performance-based cash bonuses paid pursuant to the AIP are included in column (g).

(2)	The amounts in column (e) and (f) reflect the grant date fair value computed in accordance with FASB ASC Topic 718, based on the closing price of the stock on the date of grant minus the present value of the dividend stream for the vesting period, assuming a 1-year, 2-year, 3-year and 4-year annual discount rate of 0.27%, 0.67%, 1.12% and 1.56%. The target, threshold and maximum value of equity awards granted during 2009 are shown below in the Grants of Plan-Based Awards Table.

(3)	The amounts in column (g) reflect the cash bonus awards paid to the named individuals in 2009 for the 2010 performance year under the AIP, which is discussed in more detail under the heading “Compensation Discussion and Analysis—Annual Cash Bonus.”

(4)	The amounts in column (i) for 2009, which include our contributions to the SERP and post-2004 SERP (disclosued collectively below as the “SERP”) and the 401(k) plan and perquisites, are itemized below:

					Life
				Perquisite	Insurance
	SERP	401(k)		Allowance(a)	Premiums
D. Rock	$1,064,366	$18,375		$32,800	$18,897
J. Yearwood	$143,209	$11,025		$32,837	$5,631
W. Restrepo	$9,631	$2,523		$7,027	$438
C. Rivers	$89,303	$17,437	(b)	$26,500	$6,407
N. Mckay	$11,555	$0		$41,527	$0
B. Dudman	$136,669	$13,475		$26,537	$5,416
M. Dorman(c)	$134,836	$11,025		$18,529	$2,079

(a)	These amounts include a specified dollar amount for U.S. residents for an automobile allowance, financial planning and tax preparation, mobile phone, medical reimbursement, club memberships and legal counseling that may be used at the discretion of each individual and a $3,000 allowance for an annual physical that is paid for by the Company. All named executive officers except Mr. Mckay are U.S. residents. Mr. Mckay receives our non-U.S. resident perquisite package under which he received a U.S.$3,000 allowance for an annual physical that is paid for by the Company, a foreign service allowance of U.S.$12,500, a foreign cost of living allowance of U.S.$7,780, a car allowance of AED12,000 (U.S.$3,268) and a housing allowance of AED55,000 (U.S.$14,978). The car allowance and housing allowance were paid to Mr. Mckay in United Arab Emirates Dirham (AED) and converted into U.S. dollars for purposes of this disclosure based on the average conversion rate during the time that Mr. Mckay was employed by the Company in 2009. Perquisites are described in more detail under the heading “Compensation Discussion and Analysis—Perquisites.”

(b)	Mr. Rivers also participates in the M-I SWACO 401(k) Plan. This amount includes $3,206 in profit sharing contributions from M-I SWACO.

(c)	Ms. Dorman also received a negotiated settlement of $2,697,514 pursuant to her separation agreement.
(5)	During 2009, Mr. Rock was our executive Chairman of the Board, an executive officer position.

(6)	Due to an increase in the discount rate used in the Smith International, Inc. Restated Pension Plan, the change in pension value for the 2007 fiscal year was a negative $752. It is reflected in the above table as being zero change. The change in pension value for 2008 and 2009 were both positive and included in the above table. The restated pension plan is discussed in the narrative to the Pension Benefits Table below.

(7)	Effective October 16, 2009, Ms. Dorman retired from the Company.
Grants of Plan-Based Awards for Fiscal 2009
          The following table provides information regarding incentive awards made to the named executive officers during the 2009 fiscal year.

								All
								Other
								Stock
								Awards:	All Other
		Estimated Possible Payouts			Estimated Future Payouts			Number	Option		Grant
		Under Non-Equity Incentive Plan Awards(1)			Under Equity Incentive Plan Awards(2)			of	Awards:	Exercise	Date Fair
								Shares	Number of	or Base	Value of
								of	Securities	Price of	Stock and
								Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	(#)	($/Sh)	(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
D. Rock	12/01/09	$312,000	$1,560,000	$3,120,000	—	—	—	—	—	—	—
J. Yearwood	12/01/09	$200,000	$1,000,000	$2,000,000	84,238	168,476	252,714	—	—	—	$6,749,991
W. Restrepo	12/01/09	$58,500	$292,500	$585,000	13,995	27,989	41,984	—	—	—	$1,121,379
	10/21/09	$—	—	—	—	—	—	23,385	—	—	$750,004
C. Rivers	12/01/09	$99,111	$495,557	$991,114	30,778	61,555	92,333	—	—	—	$2,466,201
N. Mckay	12/01/09	$85,000	$425,000	$850,000	30,778	61,555	92,333	—	—	—	$2,466,201
	11/02/09	$—	—	—	—	—	—	74,122	—	—	$1,999,997
B. Dudman	12/01/09	$114,920	$574,600	$1,149,200	30,778	61,555	92,333	—	—	—	$2,466,201
M. Dorman	—	$—	—	—	—	—	—	—	—	—	—

(1)	Amounts represent possible payouts for the 2009 performance year under the AIP, which is discussed in more detail under the heading “Compensation Discussion and Analysis—Annual Cash Bonus.” The actual payout amount is included in column (g) of the summary compensation table.

(2)	Amounts represent performance-based restricted stock unit (“PBRSU”) awards made in December 2009 for the 2010 performance year under the LTIP, which is discussed in more detail under the heading “Compensation Discussion and Analysis—Annual Restricted Stock Unit Award.” If threshold levels of performance are not met, then no shares would be issued.

(3)	Amounts represent new hire time-based restricted stock unit (“TBRSU”) awards made during 2009 under the LTIP, which is discussed in more detail under the heading “Compensation Discussion and Analysis—Annual Restricted Stock Unit Award.”

(4)	The grant date fair market value was determined in accordance with FASB ASC Topic 718, based on the closing price of the stock on the date of grant minus the present value of the dividend stream for the vesting period, assuming a 1-year, 2-year, 3-year and 4-year annual discount rate of 0.27%, 0.67%, 1.12% and 1.56%.
Outstanding Equity Awards at Fiscal Year End for Fiscal 2009
     The following table shows the number of shares covered by exercisable and unexercisable options and unvested restricted stock units held by the named executive officers on December 31, 2009. The market value of unvested awards is based on our closing market price of $27.17 per share on December 31, 2009.

		Option Awards						Stock Awards
											Equity		Equity
											Incentive		Incentive
											Plan		Plan
											Awards:		Awards:
											Number		Market or
				Equity				Number			of		Payout
				Incentive				of			Unearned		Value of
				Plan				Shares		Market	Shares,		Unearned
				Awards:				or Units		Value of	Units or		Shares,
		Number of	Number of	Number of				of Stock		Shares or	Other		Units or
		Securities	Securities	Securities				That		Units of	Rights		Other
		Underlying	Underlying	Underlying	Option			Have		Stock	That		Rights
		Unexercised	Unexercised	Unexercised	Exercise	Option		Not		That	have Not		That
	Grant	Options (#)	Options (#)	Unearned	Price	Expiration		Vested		Have Not	Vested		Have Not
Name	Date	Exercisable	Unexercisable	Options (#)	($)	Date		(#)		Vested ($)	(#)		Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)		(k)
D. Rock	12/04/2007	—	—	—	—	—		24,324	(1)	$660,883	—		—
	12/07/2004	21,500	—	—	$28.13	12/07/2014	(2)	—		—	—		—

J. Yearwood	12/01/2009	—	—	—	—	—		—		—	168,476	(3)	$4,577,493
	12/01/2008	—	—	—	—	—		92,314	(4)	$2,508,171	—		—
	08/25/2008	—	—	—	—	—		4,414	(1)	$119,928	—		—

W. Restrepo	12/01/2009	—	—	—	—	—		—		—	27,989	(3)	$760,461
	10/21/2009	—	—	—	—	—		23,385	(5)	$635,370	—		—

N. Mckay	12/01/2009	—	—	—	—	—		—		—	61,555	(3)	$1,672,449
	11/02/2009	—	—	—	—	—		74,122	(5)	$2,013,895	—		—

C. Rivers	12/01/2009	—	—	—	—	—		—		—	61,555	(3)	$1,672,449
	12/01/2008	—	—	—	—	—		27,752	(4)	$754,022	—		—
	12/01/2008	—	—	—	—	—		12,453	(6)	$338,348	—		—
	12/04/2007	—	—	—	—	—		4,398	(1)	$119,494	—		—
	12/07/2004	9,600	—	—	$28.13	12/07/2014	(2)	—		—	—		—
	12/09/2004	5,550	—	—	$31.65	12/09/2014	(7)	—		—	—		—
	12/02/2003	18,000	—	—	$19.41	12/02/2013	(8)	—		—	—		—
	12/03/2002	16,500	—	—	$17.36	12/03/2012	(9)	—		—	—		—
	12/12/2002	4,000	—	—	$22.57	12/12/2012	(10)	—		—	—		—
	12/04/2001	11,560	—	—	$11.75	12/04/2011	(11)	—		—	—		—
	12/14/2001	5,312	—	—	$26.00	12/14/2011	(12)	—		—	—		—
	12/05/2000	4,680	—	—	$15.38	12/05/2010	(13)	—		—	—		—
	12/19/2000	5,440	—	—	$34.13	12/19/2010	(14)	—		—	—		—

B. Dudman	12/01/2009	—	—	—	—	—		—		—	61,555	(3)	$1,672,449
	12/01/2008	—	—	—	—	—		12,453	(6)	$338,348	—		—
	12/01/2008	—	—	—	—	—		27,752	(4)	$754,022	—		—
	12/04/2007	—	—	—	—	—		9,884	(1)	$268,548	—		—
	12/07/2004	4,800	—	—	$28.13	12/07/2014	(2)	—		—	—		—

M. Dorman	12/07/2004	16,000	—	—	$28.13	10/16/2012	(2)	—		—	—		—
	12/02/2003	56,000	—	—	$19.41	10/16/2012	(8)	—		—	—		—

(1)	These are PBRSUs that vest at the rate of 33 1/3% a year, based on satisfaction of performance criteria for the 2008 year, with vesting dates of 12/31/2008, 12/6/2009 and 12/6/2010.

(2)	These options vested at the rate of 25% a year, with vesting dates of 12/7/2005, 12/7/2006, 12/7/2007 and 12/7/2008.

(3)	These are PBRSUs that vest at the rate of 33 1/3% a year, subject to satisfaction of performance criteria for the 2010 year, with vesting dates of 12/31/2010, 12/6/2011 and 12/6/2012.

(4)	These are PBRSUs that vest at the rate of 33 1/3% a year, based on satisfaction of performance criteria for the 2009 year, with vesting dates of 12/31/2009, 12/6/2010 and 12/6/2011.

(5)	These are TBRSUs that vest at the rate of 25% per year, conditioned on continuous employment through the vest date, with vesting dates of 12/06/2010, 12/06/2011 and 12/06/2012 and 12/06/2013.

(6)	These are TBRSUs that vest at the rate of 25% per year, conditioned on continuous employment through the vest date, with vesting dates of 12/06/2009, 12/06/2010, 12/06/2011 and 12/06/2012.

(7)	These awards are Schlumberger Stock Appreciation Rights based on Schlumberger stock price appreciation. They were awarded as part of the compensation structure at M-I SWACO prior to the time the individual became an executive officer of the Company and vested at a rate of 25% per year, conditioned on continuous employment through the vest date, with vesting dates of 12/9/2005, 12/9/2006, 12/9/2007, and 12/9/2008. Maximum payout is limited to 125% of the initial value of the units subject to the award. The option exercise price is tied to the price of Schlumberger stock.

(8)	These options vested at the rate of 25% a year, with vesting dates of 12/2/2004, 12/2/2005, 12/2/2006 and 12/2/2007.

(9)	These options vested at the rate of 25% a year, with vesting dates of 12/3/2003, 12/3/2004, 12/3/2005 and 12/3/2006.

(10)	These awards are Schlumberger Stock Appreciation Rights based on Schlumberger stock price appreciation. They were awarded as part of the compensation structure at M-I SWACO prior to the time the individual became an executive officer of the Company and vested at a rate of 20% per year with vesting dates of 12/12/2003, 12/12/2004, 12/12/2005, 12/12/2006 and 12/12/2007. The option exercise price is tied to the price of Schlumberger stock.

(11)	These options vested at the rate of 25% a year, with vesting dates of 12/4/2002, 12/4/2003, 12/4/2004 and 12/4/2005.

(12)	These awards are Schlumberger Stock Appreciation Rights based on Schlumberger stock price appreciation. They were awarded as part of the compensation structure at M-I SWACO prior to the time the individual became an executive officer of the Company and vested at a rate of 20% per year with vesting dates of 12/14/2002, 12/14/2003, 12/14/2004, 12/14/2005 and 12/14/2006. The option exercise price is tied to the price of Schlumberger stock.

(13)	These options vested at the rate of 25% a year, with vesting dates of 12/5/2001, 12/5/2002, 12/5/2003 and 12/5/2004.

(14)	These awards are Schlumberger Stock Appreciation Rights based on Schlumberger stock price appreciation. They were awarded as part of the compensation structure at M-I SWACO prior to the time the individual became an executive officer of the Company and vested at a rate of 20% per year with vesting dates of 12/19/2001, 12/19/2002, 12/19/2003, 12/19/2004 and 12/19/2005. The option exercise price is tied to the price of Schlumberger stock.
Option Exercises and Stock Vested for Fiscal 2009
     The following table shows all stock options exercised and value received upon exercise, and all stock awards vested and value received upon vesting by the named executive officers during the fiscal year ended December 31, 2009.

	Option Awards			Stock Awards
	Number of Shares		Value Realized	Number of Shares	Value Realized
	Acquired on Exercise		on Exercise	Acquired on Vesting	on Vesting
Name	(#)		($)	(#)	($)
(a)	(b)		(c)	(d)	(e)
D. Rock	0		$0	65,577	$1,730,577
J. Yearwood	0		$0	50,572	$1,370,598
W. Restrepo	0		$0	0	$0
C. Rivers	10,288	(1)	$329,094	29,637	$792,944
N. Mckay	0		$0	0	$0
B. Dudman	5,550	(1)	$130,148	35,122	$937,693
M. Dorman	0		$0	76,517	$2,498,280

(1)	Represents exercise of Schlumberger Stock Appreciation Rights based on Schlumberger stock price appreciation that were awarded as part of the compensation structure at M-I SWACO prior to the time the individuals became executive officers of the Company.

Pension Benefits for Fiscal 2009
     The following table shows the number of years of credited service of and present value of accumulated benefits payable to each of the named executive officers under our restated pension plan.

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
D. Rock	Smith International, Inc.
	Restated Pension Plan	1.5	$79,907	$0
J. Yearwood	N/A	N/A	N/A	N/A
W. Restrepo	N/A	N/A	N/A	N/A
C. Rivers	N/A	N/A	N/A	N/A
N. Mckay	N/A	N/A	N/A	N/A
B. Dudman	N/A	N/A	N/A	N/A
M. Dorman	N/A	N/A	N/A	N/A
     The Company has a defined benefit pension plan (the “restated pension plan”), which is currently frozen. The benefit accruals were frozen effective March 1, 1987, and the amount of the pension benefit was fixed for all eligible employees based only upon benefit accruals from September 1, 1985 to March 1, 1987. Any benefits under the Restated Pension Plan are offset by benefits paid under a previous pension plan of the Company.
Nonqualified Deferred Compensation for Fiscal 2009
     The following table and narrative disclosure provides information regarding nonqualified deferred compensation with respect to each named executive officer.

	Executive	Registrant		Aggregate
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/	Aggregate Balance
	Last FY	Last FY	(Losses) in Last FY	Distributions	at Last FYE
Name	($)	($)(1)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
D. Rock	$728,000	$1,064,366	$90,567	$0	$19,208,192
J. Yearwood	$194,422	$143,209	$207	$0	$403,612
W. Restrepo	$6,060	$9,631	$0	$0	$15,691
C. Rivers	$476,110	$89,303	$640,769	$0	$2,787,702
N. Mckay	$6,217	$11,555	$0	$0	$17,772
B. Dudman	$160,257	$136,669	$661,863	$0	$3,649,721
M. Dorman	$112,619	$134,836	$9,973	$0	$2,183,715

(1)	Includes age-weighted and matching contributions made by the Company and additional Company contributions, if any, as explained below. These amounts are reported in the All Other Compensation column for each named executive officer in the Summary Compensation Table.
     Smith International, Inc. Post-2004 Supplemental Executive Retirement Plan. The Smith International, Inc. Post-2004 Supplemental Executive Retirement Plan (the “post-2004 SERP”) is a non-qualified, deferred compensation plan, for the benefit of officers and certain other eligible employees of the Company as selected by the Compensation Committee. Participants may contribute, on a pre-tax basis, up to 100% of their cash compensation, as defined in the post-2004 SERP. Distributions may generally be made either as a lump sum or installment payments following the participant’s termination of employment due to death, disability, retirement or other separation from service. Distributions may also be made on a limited basis and to the extent necessary as a lump sum upon the occurrence of the participant’s unforeseeable financial emergency as approved by the Compensation Committee. The post-2004 SERP also provides for Company contributions, as follows:
     Age-Weighted Contributions. The Company provides an age-weighted contribution percentage (“AWCP”) ranging from 2% to 6% of qualified compensation, less any age-weighted contributions made to the participant’s 401(k) account. The post-2004 SERP provides that the AWCP for executive officers is 6% of qualified compensation regardless of age. The difference between a participant’s (i) “Total 401(k) Compensation” and (ii) “Net 401(k) Compensation” is multiplied by the AWCP to compute the age-weighted contribution. “Total

401(k) Compensation” generally means the total of all cash amounts paid by the Company to a participant, including deferred amounts. “Net 401(k) Compensation” generally means Total 401(k) Compensation less participant contributions to the post-2004 SERP, but not to exceed the limit set under the Code.
     Matching Contributions. The Company provides a performance-based matching contribution ranging from zero to 100% of salary deferrals that mirrors the matching formulas in effect for the our 401(k) plan, but without regard to certain Code limits applicable to the 401(k) plan. Matching contributions for all plan participants are limited to 6% of total 401(k) compensation, less the maximum dollar amount of matching contributions that could be made in their individual 401(k) accounts for that year. Executive officers receive 100% matching contributions subject to the same limitation.
     Additional Company Contributions. Deferred funds are placed with the fund trustee and invested at the discretion of the participant in a variety of funds, including a money market fund. The Company guarantees that the deferrals invested in the money market fund will yield interest at 120% of the long-term applicable federal rate (“AFR”). Therefore, in addition to the contributions described above, for the portion of each participant’s account invested in the money market fund that is earning less than 120% of AFR, the Company makes a contribution equal to the difference in interest between the money market fund rate actually earned by the money market fund and 120% of the AFR, which contribution is credited to the participant’s account.
     Discretionary Profit Sharing Contributions. The Compensation Committee may, in its discretion, determine the amount of any profit sharing contribution for a plan year and how that amount is to be allocated among the accounts of the post-2004 SERP participants.
     In the event of insolvency or bankruptcy, all assets allocable to the post-2004 SERP are available to satisfy the claims of all general unsecured creditors of the Company. The Company established a grantor trust to serve as a source of funds from which it can satisfy its obligations under the post-2004 SERP. Participants in the post-2004 SERP will have no rights to any assets held in the trust, except as general unsecured creditors of the Company. A participant’s rights to any amounts credited to an account under the post-2004 SERP cannot be anticipated, alienated, sold, assigned, pledged, encumbered or charged by the participant and may only pass upon the participant’s death pursuant to a beneficiary designation made by the participant under the post-2004 SERP. The Company may, by action of the Compensation Committee, terminate the post-2004 SERP with respect to future contributions; provided, however, such termination shall not affect any participant’s right to receive any distribution due under the post-2004 SERP.
     The post-2004 SERP will be interpreted by the Compensation Committee in such manner as necessary to comply with the requirements of Code Section 409A and the authority issued thereunder.
     Smith International, Inc. Supplemental Executive Retirement Plan. In connection with the adoption of the post-2004 SERP and Code Section 409A, the Company suspended contributions to the SERP effective December 31, 2004, other than such contributions that were earned and vested as of December 31, 2004. However, the Company may be required to make contributions to participants’ accounts to guarantee an investment return equal to 120% of the AFR on deferrals invested in the money market fund, in the same manner as explained above.
     With respect to insolvency or bankruptcy of the Company, participant’s rights, beneficiary designations and plan termination, the SERP is in all material respects the same as the post-2004 SERP.
Change of Control and Employment Agreements
     Employment Agreements. As discussed in Compensation Discussion and Analysis above, during 2009 the Company had an employment agreement from 1987 with Mr. Dudman. The agreement has an initial term of three years and is automatically extended for an additional year at each anniversary date. Automatic renewals may not be suspended by the Company without triggering severance. The agreement automatically terminates when Mr. Dudman reaches age 65. The employment agreement contains salary and other conditions of employment and entitles Mr. Dudman to participate in our bonus program and other benefit programs. If the employment of Mr. Dudman is terminated by the Company (other than for cause, death or disability) or if for any reason his position is eliminated or otherwise becomes redundant, Mr. Dudman would be entitled to receive a lump sum payment in cash equal to his current annual base salary, bonus and benefits through the end of the employment period; provided, however, that in the event of a change of control, the change of control agreements discussed below would control, except with respect to any accrued obligations under the employment agreement that were not fully accrued under the applicable change of control agreement.

     The Company entered into an employment agreement with Mr. Rock upon his retirement as Chief Executive Officer, President and Chief Operating Officer (the “Rock agreement”) pursuant to which Mr. Rock will serve as a Special Executive Advisor or in such other position as determined by our board of directors for a period commencing January 1, 2009 and ending on the first day following the conclusion of our annual meeting of stockholders for the calendar year 2010. Mr. Rock remained a member of our board of directors and the Chairman of the Board after January 1, 2009. Effective as of 11:59 p.m. on December 31, 2008, the Rock agreement superseded Mr. Rock’s previous employment agreement with the Company and Mr. Rock’s previous change of control employment agreement with the Company. The Rock agreement provides for an annual base salary of $1.3 million, a target bonus of 120% of base salary with respect to our 2009 fiscal year and eligibility to participate in all Company benefit and perquisite plans during the employment period other than our Long-Term Incentive Compensation Plan. The Rock agreement and Mr. Rock’s employment may be terminated by either the Company at any time or by Mr. Rock with 30 days written notice, and terminates automatically upon a change of control (as defined in the Rock agreement). Mr. Rock has informed the Company that the Rock agreement will terminate effective May 12, 2010. In the event that Mr. Rock’s employment is terminated as a result of his death or disability (as defined in the Rock agreement), by the Company without cause (as defined in the Rock agreement) or due to a change of control, Mr. Rock is entitled to certain accrued obligations and a termination payment equal to $108,333.33 times the number of whole months (rounded up or down as provided for in the Rock agreement) between the date of termination and the original termination date of the Rock agreement. Mr. Rock is subject to an ongoing confidentiality covenant and a non-competition covenant during the term of the Rock agreement.
     Change of Control Agreements. The Company previously entered into change of control agreements with its executive officers (the “2009 change of control agreements”), except for Messrs. Restrepo and Mckay. The 2009 change of control agreements were in effect until December 31, 2009. Effective January 1, 2010, the Company replaced all existing change of control agreements and entered into new agreements with Messrs. Restrepo and Mckay, which were identical in all respects to the 2009 change of control agreements except that the tax gross-up provision was eliminated (the “2010 change of control agreements”). Throughout this section, the agreements are referred to collectively as the “change of control agreements”, with any differences between the agreements noted. In the event of a “change of control” of the Company (as defined in the change of control agreements), the change of control agreements provide for the continued employment of the executive officers for a period of three years and provide for the continuation of salary and benefits.
     “Change of control” generally means (a) with certain exceptions, the acquisition of beneficial ownership of 30% or more of the outstanding shares of our common stock or the combined voting power of the outstanding voting securities of the Company; (b) with certain exceptions, a change in the majority of the board of directors serving as directors as of the date of the change of control agreement; (c) the consummation of a business combination transaction where (i) the beneficial owners of our common stock immediately prior to the business combination transaction own less than 60% of the outstanding shares of common stock (or equivalent securities) of the corporation resulting from such business combination transaction (the “surviving corporation”), (ii) with certain exceptions, a person is the beneficial owner of 30% or more of the outstanding shares of common stock or the combined voting power of the outstanding voting securities of the surviving corporation, and (iii) less than a majority of the members of the board of directors (or equivalent governing body) of the surviving corporation were members of the board of directors at the time of the execution of the business combination agreement, or of the action of the board of directors, providing for the business combination transaction; or (d) approval by our stockholders of a complete liquidation or dissolution.
     If, after a change of control event, the executive is terminated by the Company (other than for cause, death or disability), or if the executive elects to terminate his or her employment for “good reason” (as defined in the change of control agreements), the executive is entitled to receive the following:
•	A lump sum cash payment equal to:

•	The current annual base salary through the date of termination to the extent not paid and highest annual bonus (as explained below) prorated for the number of days worked in the year (referred to as “accrued obligations”).

•	Any compensation previously deferred by the executive and any accrued vacation pay to the extent not paid.

•	The sum of the executive’s annual base salary and highest annual bonus (as explained below) multiplied by the termination multiple applicable to the executive (as explained below), with annual base salary to be calculated as 12 times the highest monthly base salary paid or payable to the executive during the preceding 12 months.

•	Any actuarial difference in the SERP benefit the executive would have received had the executive’s employment continued for the number of years after the date of the executive’s termination multiplied by the termination multiples applicable to the executive.

•	For these calculations, the annual bonus is calculated as the highest annual bonus paid or payable to the executive for the last three full fiscal years prior to the effective date of the change of control event.

•	Continued coverage under applicable welfare and benefit plans for a number of years equal to the termination multiple applicable to the executive.

•	Outplacement services for the executive.

•	Any other amounts or benefits required to be paid or provided under any other Company plan (referred to as “other benefits”).

•	A tax gross-up of any excise tax due under the Code. As discussed above, this provision was eliminated from the 2010 change of control agreements.
     If the executive’s employment is terminated by reason of the executive’s death or disability, the executive or the estate of the executive shall be entitled to payment of accrued obligations and other benefits as explained above.
     Termination Multiple. The change of control agreements for all executive officers include a termination multiple of three times for termination of employment in year one after the change of control event; two times in year two; and one time in year three.
     Stock Incentive Plan. Our Third Amended and Restated 1989 Long-Term Incentive Compensation Plan provides for the vesting of all outstanding stock options and the satisfaction of all restrictions and conditions on restricted stock and other stock-based awards and the full vesting at 100% target levels of all performance-based awards, as of the day immediately preceding the change of control date.
     Potential Payments upon a Change of Control. The table below shows potential payments if an executive is terminated other than for cause or voluntary termination after a change of control event. The amounts assume that the change of control event and termination of employment were both effective on December 31, 2009, and are estimates that reflect the amounts that would be paid and the incremental value of benefits that would be enhanced through accelerated vesting of options and stock awards. The value of equity awards is based on our closing market price of $27.17 per share on December 31, 2009. As discussed above, the accelerated vesting of outstanding equity awards occurs on the day immediately preceding the change of control date, regardless of whether the executive is terminated or terminates his or her employment following the change of control event. The table also assumes that the executive has been paid in full for salary due for the fiscal year and has no deferred compensation, pro-rated perquisites payments or accrued vacation due for the year. Because the termination is assumed to be on the same day as the change of control, amounts shown use a 3x termination multiple for all executives. If the termination of employment occurred in year two after the change of control event, the termination multiple would be 2x, and if the termination of employment occurred in year three after the change of control event, the termination multiple would be 1x.

						Welfare and
	Pro Rata					Benefit Plan
	Bonus for	Salary and				Coverage and
	Current	Bonus	Option	Stock	SERP	Outplacement	Tax
Name	Fiscal Year(1)	Severance(2)	Awards(3)	Awards(4)	Benefits(5)	Services(6)	Gross-Up	Total(7)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
D. Rock(8)	$240,240	$433,333	$0	$0	$0	$0	$0	$673,573
J. Yearwood	$250,000	$3,750,000	$0	$7,205,593	$253,015	$102,386	$4,010,897	$15,571,890
W. Restrepo(9)	—	—	—	—	—	—	—	—
N. Mckay(10)	—	—	—	—	—	—	—	—
C. Rivers	$385,072	$2,904,240	$0	$2,884,313	$648,563	$102,386	$2,154,030	$9,078,603
B. Dudman	$401,944	$3,233,831	$0	$3,033,367	$668,633	$102,386	$1,944,927	$9,385,088
M. Dorman(11)	—	—	—	—	—	—	—	—

(1)	Because the termination is assumed to be effective on December 31, 2009, the amount shown represents bonus for the full year.

(2)	Amounts shown in column (c) assume a 3x termination multiple for all executives.

(3)	Amounts shown in column (d) represent the value of unvested options that would accelerate upon a change of control based on the difference between the closing price of our common stock at the end of fiscal 2009 and the exercise price of the respective options. The number of vested and exercisable options outstanding for each individual on December 31, 2009 is included in the Outstanding Equity Awards at Fiscal Year End table.

(4)	Amounts shown in column (e) represent the value of unvested performance-based restricted stock units for the 2010 performance year at the target performance level and unvested restricted stock units, the vesting of which would accelerate upon a change of control based on the closing price of our common stock at the end of fiscal 2009.

(5)	Amounts shown in column (f) represent the excess of (i) the actuarial equivalent of the benefit under our current SERP and previous SERP and (ii) the actuarial equivalent of the executive’s actual benefit, if any, as of the date of termination, assuming that the executive’s base salary and contribution amounts remain at the same level as the highest monthly salary paid during fiscal year 2009. Amounts assume a 3x termination multiple for all executives.

(6)	Amounts shown in column (g) represent the continuation of benefits to the executive and the executive’s family equal to those that would have been provided to them in accordance with the plans if (i) the executive’s employment had not terminated and (ii) the executive had remained employed and retired on the last day of such period, assuming full family coverage at the lowest deductible amounts under all benefit plans for each individual. Amounts assume benefits for three years for all executives. This amount also includes $50,000 in outplacement services for each executive.

(7)	Assuming the terms of the 2010 change of control agreements had been in effect as of December 31, 2009, none of the named executive officers would have received tax gross-up payments. Accordingly, the total paid to Messrs. Yearwood, Rivers and Dudman would have been $11,560,994, $6,924,574 and $7,440,161.

(8)	Mr. Rock’s change of control payments are governed by the terms of the Rock agreement, discussed above.

(9)	Mr. Restrepo did not have a 2009 change of control agreement. Assuming the terms of his 2010 change of control agreement had been in effect as of December 31, 2009, he would have received the following amounts:

Welfare and
	Pro Rata					Benefit Plan
	Bonus for	Salary and				Coverage and
	Current	Bonus	Option	Stock	SERP	Outplacement	Tax
Name	Fiscal Year(1)	Severance(2)	Awards(3)	Awards(4)	Benefits(5)	Services(6)	Gross-Up	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
W. Restrepo	$45,045	$1,485,135	$0	$1,395,832	$90,734	$102,386	$0	$3,119,131

(10)	Mr. Mckay did not have a 2009 change of control agreement. Assuming the terms of his 2010 change of control agreement had been in effect as of December 31, 2009, he would have received the following amounts:

Welfare and
	Pro Rata					Benefit Plan
	Bonus for	Salary and				Coverage and
	Current	Bonus	Option	Stock	SERP	Outplacement	Tax
Name	Fiscal Year(1)	Severance(2)	Awards(3)	Awards(4)	Benefits(5)	Services(6)	Gross-Up	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
N. Mckay	$336,600	$2,509,800	$0	$3,686,344	$151,438	$102,386	$0	$6,786,568

(11)	Ms. Dorman was not an employee of the Company as of December 31, 2009.
In the event of the executive’s termination of employment due to death or disability on December 31, 2009, payments would include the amounts indicated in column (b), (d) and (e) above.

Director Compensation
     Set forth below is a summary of the dollar values of the total annual compensation attributable to each non-employee director’s service to the Company during 2009.

						Change in
						Pension
	Fees					Value and
	Earned				Non-Equity	Nonqualified
	or Paid	Stock		Option	Incentive Plan	Deferred	All Other
	in Cash	Awards		Awards	Compensation	Compensation	Compensation		Total
Name	($)	($)		($)	($)	Earnings	($)		($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)
Loren Carroll	$118,000	$200,003		$0	$0	$0	$0		$318,003
Dod A. Fraser	$143,000	$200,003		$0	$0	$0	$5,000	(1)	$348,003
James R. Gibbs	$153,000	$200,003		$0	$0	$0	$0		$353,003
Robert Kelley	$138,000	$0	(2)	$0	$0	$0	$1,000	(1)	$139,000
Luiz Rodolfo Landim Machado	$106,000	$200,003		$0	$0	$0	$0		$306,003
Duane Radtke	$21,647	$199,986		$0	$0	$0	$0		$221,633

(1)	These amounts represent matching educational gifts made on behalf of Mr. Fraser and Mr. Kelley, as indicated.

(2)	Mr. Kelley deferred the issuance of his annual common stock award until his retirement from our board of directors.
Directors’ Compensation
     Employee directors receive no additional compensation other than their normal salary for serving on our board of directors. Non-employee directors receive $50,000 annually and $2,000 for each board meeting attended. In addition, they are paid $10,000 per year for chairing a committee (other than the chairman of the Audit Committee who is paid $15,000 per year) and $2,000 for each committee meeting attended even if they are not members of such committee. The Lead Director is paid $15,000 per year. Expenses for company related business travel are either paid or reimbursed by us. Non-employee directors also receive an initial grant of shares, upon first election or appointment, along with an annual grant of shares of Company common stock, each with a value of approximately $200,000.
Non-Employee Director Programs
     We terminated our Directors’ Retirement Plan in 1998. We issued restricted stock unit grants to each of the non-employee directors in 1999 to fund the actuarial value of their accrued benefits under the retirement plan. These grants of 24,000 shares (adjusted for the two-for-one stock splits on June 20, 2002 and August 24, 2005) will vest upon retirement after ten years of service as a director. Cash dividends are not paid and do not accrue on the unvested units. The only director with outstanding restricted stock units is Mr. Gibbs.
Director Stock Ownership Guidelines
     Our board of directors has established non-employee director stock ownership guidelines to align the interests of the directors with those of our stockholders and further promote our commitment to sound corporate governance. The guidelines are premised upon every non-employee director holding a number of shares of common stock equaling five times the director’s annual cash retainer, within three years of the date the guidelines become effective with respect to said individual.

Compensation Committee Interlocks and Insider Participation
     During 2009, Messrs. Gibbs, Fraser and Kelley served as members of our Compensation and Benefits Committee. None of the Compensation and Benefits Committee members has served as an employee or officer of the Company, and none of our executive officers has served as a director or member of the compensation committee of another entity, which has an executive officer serving as a member of our board of directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
     The following table shows information as of December 31, 2009, with respect to the Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan:

	(a)		(b)		(c)
Number of Securities
	Number of				Remaining Available for
	Securities to be				Future issuance under
	Issued upon Exercise		Weighted Average		Equity Compensation
	of Outstanding		Exercise Price of		Plans (Excluding
	Options, Warrants		Outstanding Options,		Securities Reflected in
Plan Category	and Rights		Warrants and Rights		Column(a))
Equity compensation plans approved by security holders	5,279,496	(1)	$20.05	(2)	381,081
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable

Total	5,279,496	(1)	$20.05	(2)	381,081

(1)	Includes an aggregate of 4,161,514 time-based restricted stock units and performance-based restricted stock units awarded to employees; 1,058,859 non-qualified stock options awarded to employees; and 59,123 restricted stock units to be awarded to directors upon their retirement from the board.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table shows, as of April 22, 2010, certain information about stock ownership of all persons known to the Company to own of record or beneficially more than 5% of our outstanding common stock. This information is based upon information furnished to us by these persons and statements filed with the SEC. The number and percentage of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership		Class
T. Rowe Price Associates, Inc.	18,335,302	(1)	7.4%
100 East Pratt Street Baltimore, Maryland 21202

FMR LLC	16,908,065	(2)	6.8%
82 Devonshire St. Boston, MA 02109

BlackRock, Inc.	14,736,712	(3)	6.0%
40 East 52nd Street New York, NY 10022

The Growth Fund	12,697,098	(4)	5.1%
333 South Hope Street Los Angeles, California 90071

(1)	Based upon the statement on Schedule 13G filed with the SEC on January 11, 2010. Such filing indicates that T. Rowe Price Associates, Inc. (“Price Associates”) has sole voting power over 4,872,222 shares of our common stock and sole dispositive power over 18,335,302 shares of our common stock. These securities are owned by various individual and institutional investors for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is the beneficial owner of such securities.

(2)	Based upon the statement on Schedule 13G filed with the SEC on February 16, 2010. Such filing indicates that FMR LLC has sole voting power over 257,616 shares of our common stock and sole dispositive power over 16,908,065 shares of our common stock.

(3)	Based upon the statement on Schedule 13G filed with the SEC on January 29, 2010.

(4)	Based on the statement on Schedule 13G filed with the SEC on February 12, 2010. Such filing indicates that The Growth Fund has sole voting power over 12,697,098 shares of our common stock and sole dispositive power over no shares of our common stock. Such filing also indicates that The Growth Fund is advised by CRMC which manages equity assets for various investment companies through two divisions, Capital Research Global Investors and Capital World Investors. These divisions generally function separately from each other with respect to investment research activities and they make investment decisions and proxy voting decisions for the investment companies on a separate basis.

     The following table shows the number of shares of our common stock beneficially owned as of April 22, 2010 by each director or nominee for director, the executive officers named in the summary compensation table included in this Annual Report on Form 10-K/A, and all directors and executive officers as a group. Except as otherwise indicated, the persons listed below have sole voting power and investment power relating to the shares shown.

	Amount and Nature of	Percent of
Name of Beneficial Owner	Beneficial Ownership (1)	Class
Loren K. Carroll	193,662	*
Dod A. Fraser	27,179	*
James R. Gibbs (2)(3)	46,207	*
Robert Kelley (4)	11,994	*
Luiz Rodolfo Landim Machado	12,096	*
Duane C. Radtke	20,463	*
William J. Restrepo	18,000	*
Christopher I. S. Rivers (5)	108,796	*
Bryan L. Dudman (5)	74,261	*
Norman A. Mckay	1,000	*
Margaret K. Dorman	(6)	*
Doug Rock	844,605	*
John Yearwood	46,519	*
All directors and executive officers as a group (17 persons)	1,596,466	*

*	Less than 1%.

(1)	The amounts reported include shares of our common stock that could be acquired within 60 days of April 22, 2010 through the exercise of stock options as follows: Mr. Carroll: 59,000 shares; Mr. Dudman: 4,800 shares; Mr. Rivers: 60,340 shares; Mr. Rock: 21,500 shares; and all directors and executive officers as a group: 180,290 shares.

(2)	The amounts reported do not include 24,000 restricted stock units held by Mr. Gibbs. Each such restricted stock unit represents a contingent right to receive one share of our common stock and was granted to Mr. Gibbs in 1999 in connection with the termination of the Directors’ Retirement Plan. The shares will not be issued until the restricted stock units vest upon retirement after ten years of service as a director. Mr. Gibbs currently has no voting or investment power with respect to the related shares of our common stock.

(3)	The amounts reported include 2,000 shares held by Mr. Gibbs’ spouse.

(4)	The amounts reported do not include 15,671 shares, the receipt of which were deferred by Mr. Kelley until his retirement from the board of directors.

(5)	The amounts reported include shares of our common stock allocated to accounts under a 401(k) plan as follows: Mr. Dudman: 24,107 shares; Mr. Rivers: 7,152 shares; and all directors and executive officers as a group: 31,976 shares.

(6)	Ms. Dorman resigned from her position with the Company, effective October 16, 2009. We are not reasonably able to determine at this time how many shares of our common stock are owned by Ms. Dorman.
ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     The Audit Committee has adopted a written policy which provides guidelines for monitoring and approving transactions with related parties. Pursuant to the policy, related parties include all executive and operating officers, members of the board of directors and stockholders who own more than 5% of our common stock. Transactions with related parties that are entered into at prevailing prices and which comply with standard terms and conditions require no prior approval, except that all transactions with our Chief Executive Officer or Chief Financial Officer require pre-approval from the Nominating and Corporate Governance Committee. Transactions with related parties that do not reflect prevailing prices and do not comply with standard terms and conditions require pre-approval from our Chief Executive Officer or Chief Financial Officer and the Nominating and Corporate Governance Committee.

     We have not engaged in any transaction, or series of similar transactions, since the beginning of 2009, nor is there any currently proposed transaction, or series of similar transactions, to which we or any of our subsidiaries was or is to be a participant, in which the amount involved exceeds $120,000 and in which any of our directors or executive officers, members of their immediate family or any stockholder who owns more than 5% of our common stock had, or will have, a direct or indirect material interest.
Director Independence
     The board of directors annually evaluates the independence of the directors and has affirmatively determined that all directors are independent except Messrs. Rock and Yearwood, who are employees of the Company, and Mr. Carroll, who was an employee of the Company within the past three years. The board of directors’ determination regarding independence and financial expertise of its members is based on applicable laws and regulations, our Corporate Governance Guidelines, the rules of the SEC and NYSE and a review of any direct or indirect relationship between each director or his immediate family and the Company. To be considered independent, the board of directors must affirmatively determine that a director has no material relationship with the Company. In each case, the board of directors broadly considers all relevant facts and circumstances, including the director’s commercial, industrial, consulting, legal, accounting, charitable and familial relationships and such other criteria as the board of directors may determine from time to time. In evaluating the independence of each non-employee director, the board considered that in the ordinary course of business our subsidiaries buy from or sell to companies with which our directors have relationships as follows:
(1)	Mr. Gibbs is Chairman of the Board, and former President and Chief Executive Officer, of Frontier Oil Corporation.

(2)	Mr. Fraser is a director of Forest Oil Corporation and Terra Industries.

(3)	Mr. Kelley is a director of Cabot Oil & Gas Corporation and OGE Energy Corp.

(4)	Mr. Landim is a director of Globex Utilidades S.A.

(5)	Mr. Carroll is a director of Forest Oil Corporation.

(6)	Mr. Radtke is a director of NFR Energy; 35% owner of Juniper Exploration LLP and 100% owner of Valiant Exploration LLC.
     All of these companies expect to continue their business relationship in 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Deloitte & Touche LLP served as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2009. During fiscal years 2009 and 2008, the Company incurred the following fees for services performed by Deloitte & Touche LLP:

	2009	2008
Audit Fees	$5,115,000	$5,720,000
Audit-Related Fees	191,000	371,000
Tax Fees	0	1,193,000
All Other Fees	0	0

Total	$5,306,000	$7,284,000

     Audit Fees. This category includes the audit of our annual financial statements and internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, audits of statutory accounts in certain non-U.S. jurisdictions, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes the audit of the combined financial statements of M-I SWACO.

     Audit-Related Fees. This category consists of assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category primarily relate to the audit of various U.S. employee benefit plans, which were not directly related to the audit of the consolidated financial statements. The Audit Committee approved 100% of these Audit-Related Fees pursuant to its pre-approval policy.
     Tax Fees. This category includes fees for professional services performed by Deloitte & Touche LLP with respect to tax return preparation, tax compliance, tax advice and tax planning. The Audit Committee approved 100% of these Tax Fees pursuant to its pre-approval policy.
Services Provided by Deloitte & Touche LLP
     All services rendered by Deloitte & Touche LLP are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee. Consideration and approval of these services generally occurs in the regularly scheduled Audit Committee meetings. Pursuant to SEC rules, the fees paid to Deloitte & Touche LLP for services are disclosed in the table above under the categories listed.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits
Exhibits designated with an “*” were filed as an Exhibit to our Original Form 10-K filed on March 1, 2010, and with an “**” were furnished as an Exhibit to our Original Form 10-K filed on March 1, 2010. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

2.1		Agreement and Plan of Merger, dated as of February 21, 2010, by and among Schlumberger Limited (Schlumberger N.V.), Turnberry Merger Sub Inc., and Smith International, Inc. Filed as Exhibit 2.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.

3.1	-	Restated Certificate of Incorporation of the Company dated July 26, 2005, as amended on June 4, 2008. Filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

3.2	-	Amended and Restated Bylaws of the Company dated October 22, 2008. Filed as Exhibit 3.1 to the Company’s report on Form 8-K filed on October 28, 2008 and incorporated herein by reference.

4.1	-	Rights Agreement, dated as of June 8, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-A, dated June 15, 2000, and incorporated herein by reference.

4.2	-	Amendment to Rights Agreement dated June 8, 2000, by and among the Company and First Chicago Trust Company of New York and effective as of October 1, 2001. Filed as Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

4.3	-	Amendment No. 2 to Rights Agreement by and among the Company and EquiServe Trust Company, N.A. and effective as of December 31, 2002. Filed as Exhibit 4.3 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

4.4		Amendment No. 3, dated as of February 21, 2010, to Rights Agreement, dated as of June 8, 2000, between Smith International, Inc. and Computershare Trust Company, N.A. as rights agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.

4.5	-	Form of Indenture between the Company and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 22, 1997 and incorporated herein by reference.

4.6	-	First Supplemental Indenture dated as of March 19, 2009, between Smith International, Inc. and the Bank of New York Mellon, as Trustee, with respect to the issuance of the 8.625% Senior Notes due 2014 and the 9.750% Senior Notes due 2019. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on March 20, 2009 and incorporated herein by reference.

4.7	-	Form of Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 15, 2001 and incorporated herein by reference.

4.8	-	Form of 8.625% Senior Notes due 2014. Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on March 20, 2009 and incorporated herein by reference.

4.9	-	Form of Senior Note due 2016. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on \June 15, 2006 and incorporated herein by reference.

4.10	-	Form of 9.750% Senior Notes due 2019. Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on March 20, 2009 and incorporated herein by reference.

10.1+	-	Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan, effective January 1, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on May 19, 2008 and incorporated herein by reference.

10.2+*	-	First Amendment to the Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan.

10.3+*	-	Second Amendment to the Smith International, Inc. Third Amended and Restated 1989 Long-Term Incentive Compensation Plan.

10.4+	-	Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006. Filed as Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.5+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2005. Filed as Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.6+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.7+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2007. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.8+	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2008. Filed as Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.9+*	-	Smith International, Inc. Form of Restricted Stock Unit Agreement as amended December 2009.

10.10+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2006. Filed as Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.11+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2007. Filed as Exhibit 10.10 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.12+	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2008. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.13+*	-	Smith International, Inc. Form of Performance-Based Restricted Stock Unit Agreement as amended December 2009.

10.14+	-	Director Compensation Summary of Smith International, Inc. effective January 1, 2008. Filed as Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.15+	-	Form of Director Indemnification Agreement as of February 28, 2007. Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.16+	-	Smith International, Inc. Supplemental Executive Retirement Plan, as amended to date. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.17+*	-	Smith International, Inc. Amended and Restated Post-2004 Supplemental Executive Retirement Plan effective as of January 1, 2008.

10.18+	-	Smith International, Inc. Amended and Restated Executive Officer Annual Incentive Plan effective as of January 1, 2008, dated October 17, 2007. Filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.19+	-	Employment Agreement effective January 1, 2009 between the Company and Doug Rock. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 19, 2008 (filed on December 19, 2008) and incorporated herein by reference.

10.20+	-	Amended and Restated Employment Agreement dated December 31, 2008 between the Company and Bryan L. Dudman. Filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.21+	-	Form of Change-of-Control Employment Agreement as of April 2006. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on May 1, 2006 and incorporated herein by reference.

10.22+	-	Form of Change-of-Control Employment Agreement as of December 2008. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 23, 2008 and incorporated herein by reference.

10.23+		Form of Change-of-Control Employment Agreement as of January 1, 2010. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on January 26, 2010 and incorporated herein by reference.

10.24+	-	Form of Employment Agreement for Advisors as of April 2006. Filed as Exhibit 10.3 to the Company’s report on Form 8-K dated May 1, 2006 and incorporated herein by reference.

10.25+	-	Letter Agreement on Non-Competition between the Company and Loren K. Carroll dated May 9, 2008. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.26+		Separation Agreement dated September 25, 2009, executed on September 28, 2009, between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on October 1, 2009 and incorporated herein by reference.

10.27+		Form of General Release between Margaret K. Dorman and Smith International, Inc. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on October 1, 2009 and incorporated herein by reference.

10.28+		Letter Agreement dated October 1, 2009 between William Restrepo and Smith International, Inc. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on October 1, 2009 and incorporated herein by reference.

10.29	-	Credit Agreement dated as of May 5, 2005 among the Company and M-I L.L.C., the Lenders From Time to Time Party Thereto and Comerica Bank, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, Den Norske Bank ASA, as Documentation Agent, and Calyon

New York Branch and RBS Securities Corporation, as Co-Lead Arrangers and Joint Bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.30		Third Amendment to May 5, 2005 Credit Agreement, dated March 3, 2009, among Smith International, Inc., M-I L.L.C., Comerica Bank, as administrative agent, the other agents named therein, and the lender parties thereto. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on March 9, 2009 and incorporated herein by reference.

10.31		Termination Notice related to the $400 Million Smith International, Inc. and M-I LLC Revolving Credit Facility dated May 5, 2005 between the Company and M-I LLC as borrowers and Comerica Bank as Administrative Agent for the Lenders therein. Filed as Exhibit 10.2 to the Company’s report on Form 8-K filed on December 14, 2009 and incorporated herein by reference.

10.32	-	Credit Agreement dated as of August 20, 2008 among the Company, Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein, and the lenders parties thereto. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on August 25, 2008 and incorporated herein by reference.

10.33		First Amendment to August 20, 2008 Credit Agreement, dated March 3, 2009, among Smith International, Inc., Fortis Bank SA/NV, New York Branch, as administrative agent, the other agents named therein and the lender parties thereto. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on March 9, 2009 and incorporated herein by reference.

10.34		Credit Agreement, dated as of March 9, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DBN NOR Bank ASA, as administrative agent Calyon New York Branch, as syndication agent, Wells Fargo Bank, N.A., as senior managing agent, and DNB NOR Bank ASA and Calyon New York Branch as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.3 to the Company’s report on Form 8-K filed on March 9, 2009 and incorporated herein by reference.

10.35		Credit Agreement, dated as of July 24, 2009, among Smith International, Inc., the Lenders from time to time party thereto, and DNB NOR Bank ASA, as administrative agent, Wells Fargo Bank, N.A., as syndication agent, Calyon New York Branch, as senior managing agent, and DNB NOR Bank ASA and Wells Fargo Securities. LLC as co-lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on July 27, 2009 and incorporated herein by reference.

10.36		Credit Agreement, dated as of December 10, 2009, among Smith International, Inc. and M-I LLC, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent; Wells Fargo Bank, N.A., as syndication agent; Calyon New York Branch, DNB NOR Bank ASA and Fortis Bank SA/NV, New York Branch, as co-documentation agents; J.P. Morgan Securities Inc., Wells Fargo Securities, LLC, Calyon New York Branch, DNB NOR Bank ASA, as co-lead arrangers; and J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as joint bookrunners. Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 14, 2009 and incorporated herein by reference.

21.1*	-	Subsidiaries of the Company.

23.1*	-	Consent of Independent Registered Public Accounting Firm.

31.1***	-	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	-	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	The Company’s original certifications pursuant to Rule 13a-14a and Rule 14d-14(a) are filed with the Original Form 10-K filed on March 1, 2010. The certifications filed with this Amendment are limited to the matters addressed herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH INTERNATIONAL, INC.
April 30, 2010	By:	/s/ John Yearwood
John Yearwood
Chief Executive Officer, President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

/s/ Doug Rock (Doug Rock)	Chairman of the Board	April 30, 2010

/s/ John Yearwood (John Yearwood)	Chief Executive Officer, President and Chief Operating Officer (principal executive officer) and Director	April 30, 2010

/s/ William Restrepo (William Restrepo)	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 30, 2010

/s/ Loren K. Carroll (Loren K. Carroll)	Director	April 30, 2010

/s/ Dod A. Fraser (Dod A. Fraser)	Director	April 30, 2010

/s/ James R. Gibbs (James R. Gibbs)	Director	April 30, 2010

/s/ Robert Kelley (Robert Kelley)	Director	April 30, 2010

/s/ Luiz Rodolfo Landim Machado (Luiz Rodolfo Landim Machado)	Director	April 30, 2010

/s/ Duane Radtke (Duane Radtke)	Director	April 30, 2010