Form 10-Q
period 2010-06-30
SMITH INTERNATIONAL INC
filed 2010-08-06
CIK 721083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 248,583,517 shares of common stock outstanding, net of treasury shares held, on August 3, 2010.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Revenues:
Oilfield operations	$1,805,751	$1,533,483	$3,491,772	$3,375,220
Distribution operations	490,312	410,806	942,102	980,548

Total revenues	2,296,063	1,944,289	4,433,874	4,355,768

Costs and expenses:
Cost of oilfield revenues	1,224,807	1,052,644	2,385,968	2,281,835
Cost of distribution revenues	412,587	362,615	798,057	852,601
Selling, general and administrative expenses	467,216	395,726	933,517	846,350

Total costs and expenses	2,104,610	1,810,985	4,117,542	3,980,786

Operating income	191,453	133,304	316,332	374,982
Interest expense	36,917	42,803	74,639	70,327
Interest income	(890)	(729)	(1,568)	(1,087)

Income before income taxes	155,426	91,230	243,261	305,742
Income tax provision	50,229	27,957	91,468	98,275

Net income	105,197	63,273	151,793	207,467
Noncontrolling interests in net income of subsidiaries	40,123	38,887	75,178	86,146

Net income attributable to Smith	$65,074	$24,386	$76,615	$121,321

Earnings per share:
Basic	$0.26	$0.11	$0.31	$0.55
Diluted	0.26	0.11	0.31	0.55
Weighted average shares outstanding:
Basic	248,539	219,307	248,450	219,254
Diluted	250,333	220,245	250,059	219,925

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$497,660	$988,346
Receivables, net	1,930,784	1,791,498
Inventories, net	1,880,623	1,820,355
Deferred tax assets, net	90,289	65,667
Prepaid expenses and other	164,320	149,370

Total current assets	4,563,676	4,815,236

Property, plant and equipment, net	1,972,242	1,923,465
Goodwill, net	3,131,840	3,068,828
Other intangible assets, net	624,260	614,086
Other assets	288,713	317,800

Total assets	$10,580,731	$10,739,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$316,549	$358,768
Accounts payable	693,556	589,748
Accrued payroll costs	172,709	146,364
Income taxes payable	109,072	82,260
Other	260,170	233,649

Total current liabilities	1,552,056	1,410,789

Long-term debt	1,481,927	1,814,254
Deferred tax liabilities	502,520	533,537
Other long-term liabilities	152,525	150,905
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $1 par value; 5,000 shares authorized; no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $1 par value; 500,000 shares authorized; 266,531 shares issued in 2010 (266,125 shares issued in 2009)	266,531	266,125
Additional paid-in capital	2,735,089	2,706,564
Retained earnings	2,942,446	2,925,467
Accumulated other comprehensive income	(14,158)	24,115
Less — Treasury securities, at cost; 17,956 common shares in 2010 (17,891 common shares in 2009)	(483,769)	(481,704)

Smith stockholders’ equity	5,446,139	5,440,567
Noncontrolling interests in subsidiaries	1,445,564	1,389,363

Total stockholders’ equity	6,891,703	6,829,930

Total liabilities and stockholders’ equity	$10,580,731	$10,739,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$151,793	$207,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,510	182,807
LIFO inventory reserves	(8,458)	4,969
Share-based compensation expense	24,183	23,139
Deferred income tax provision	(40,805)	8,286
Provision for losses on receivables	5,611	7,346
Foreign currency transaction (gain) loss	39,388	(5,611)
Gain on disposal of property, plant and equipment	(18,028)	(22,364)
Equity earnings, net of dividends received	(3,227)	(6,549)
Gain on remeasurement of equity interest in @Balance B.V.	(20,773)	—
Changes in operating assets and liabilities:
Receivables	(171,692)	518,720
Inventories	(76,397)	266,775
Accounts payable	112,350	(384,502)
Other current assets and liabilities	38,502	(117,778)
Other non-current assets and liabilities	(885)	(31,451)

Net cash provided by operating activities	222,072	651,254

Cash flows from investing activities:
Acquisition-related payments, net of cash acquired	(83,920)	(14,268)
Purchases of property, plant and equipment	(231,501)	(169,730)
Proceeds from disposal of property, plant and equipment	36,679	38,701
Proceeds from sale of operations	8,400	65,019

Net cash used in investing activities	(270,342)	(80,278)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000,000
Principal payments of long-term debt	(363,958)	(340,352)
Principal payment of short-term bridge loan	—	(1,000,000)
Net change in short-term borrowings	(10,588)	(8,790)
Debt issuance costs	—	(9,855)
Settlement of interest rate derivative contract	—	(33,383)
Payment of common stock dividends	(59,596)	(52,598)
Distributions to noncontrolling joint venture partner	—	(64,000)
Other financing activities	1,713	(2,937)

Net cash used in financing activities	(432,429)	(511,915)

Effect of exchange rate changes on cash	(9,987)	2,615

Increase (decrease) in cash and cash equivalents	(490,686)	61,676
Cash and cash equivalents at beginning of period	988,346	162,508

Cash and cash equivalents at end of period	$497,660	$224,184

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,793	$47,526
Cash paid for income taxes	45,649	173,603

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMITH INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2010 and 2009

				Accumulated
		Additional		Other		Smith	Noncontrolling	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Interests in	Stockholders’
	Stock	Capital	Earnings	Income	Securities	Equity	Subsidiaries	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2008	$236,726	$1,975,102	$2,885,792	$(73,833)	$(474,448)	$4,549,339	$1,310,970	$5,860,309
Net income	—	—	121,321	—	—	121,321	86,146	207,467
Changes in fair value of derivatives, net of tax	—	—	—	39,676	—	39,676	—	39,676
Currency translation adjustments and other	—	—	—	27,350	—	27,350	9,549	36,899

Comprehensive income	—	—	121,321	67,026	—	188,347	95,695	284,042
Common stock dividends declared	—	—	(52,690)	—	—	(52,690)	—	(52,690)
Distribution to noncontrolling joint venture partner	—	—	—	—	—	—	(64,000)	(64,000)
Long-term incentive compensation activity	269	23,358	—	—	(1,044)	22,583	—	22,583

Balance, June 30, 2009	$236,995	$1,998,460	$2,954,423	$(6,807)	$(475,492)	$4,707,579	$1,342,665	$6,050,244

Balance, December 31, 2009	$266,125	$2,706,564	$2,925,467	$24,115	$(481,704)	$5,440,567	$1,389,363	$6,829,930
Net income	—	—	76,615	—	—	76,615	75,178	151,793
Changes in fair value of derivatives, net of tax	—	—	—	(1,208)	—	(1,208)	282	(926)
Currency translation adjustments and other	—	—	—	(37,065)	—	(37,065)	(19,259)	(56,324)

Comprehensive income	—	—	76,615	(38,273)	—	38,342	56,201	94,543
Common stock dividends declared	—	—	(59,636)	—	—	(59,636)	—	(59,636)
Long-term incentive compensation activity	406	28,525	—	—	(2,065)	26,866	—	26,866

Balance, June 30, 2010	$266,531	$2,735,089	$2,942,446	$(14,158)	$(483,769)	$5,446,139	$1,445,564	$6,891,703

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

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Schlumberger Limited Merger Agreement

On February 21, 2010, the Company, Schlumberger Limited (“Schlumberger”) and Turnberry Merger Sub, Inc., a wholly-owned subsidiary of Schlumberger, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Turnberry Merger Sub, Inc. will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Schlumberger, and each share of Company common stock will be converted into the right to receive 0.6966 shares of Schlumberger common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the stockholders of the Company, (ii) applicable regulatory approvals and (iii) other customary closing conditions. The European Commission has cleared the Merger under the EC Merger Regulation without any conditions, and the U.S. Department of Justice has cleared the Merger without any conditions, granting early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the proposed merger.

Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new common stock or equity awards, or entering into new material contracts or commitments outside the normal course of business, without the consent of Schlumberger. The Company recorded $23.0 million and $38.4 million, respectively, for the three-month and six-month periods ended June 30, 2010, in expenses associated with the proposed Merger, which expenses are included within selling, general and administrative expenses in the consolidated condensed statements of operations.

3.	Devaluation of Venezuelan Bolivar Fuertes

In January 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar Fuertes which modified the official fixed rate from 2.15 Venezuelan Bolivar Fuertes per U.S. dollar to a multi-rate system. The Company accounts for its operations in Venezuela using the U.S. dollar as its functional currency. Exchange rates used in translating Venezuelan Bolivar Fuertes denominated transactions, assets and liabilities subsequent to the devaluation date are dependent upon a number of factors, including the nature of contracts and the types of goods and services provided, which range between 2.6 and 4.3 Venezuelan Bolivar Fuertes per U.S. dollar. During the second quarter of 2010, the Venezuelan government modified its practices with respect to certain U.S. dollar based billings indicating it would settle such commitments at 2.6 rather than 4.3 Venezuelan Bolivar Fuertes per U.S. dollar. This change resulted in a further reduction in the U.S. dollar value of receivables outstanding as of March 31, 2010 and revenues recognized during the second quarter of 2010. The Company recorded a pre-tax loss of $11.9 million in the second quarter of 2010 in connection with the impact of the Venezuelan government’s action on outstanding receivables. For the six months ended June 30, 2010, the Company recorded a pre-tax loss totaling $34.9 million related to the revaluation of its Venezuelan Bolivar Fuertes denominated net asset position and certain U.S. dollar based billings, which is included within selling, general and administrative expenses in the consolidated condensed statements of operations.

4.	Acquisitions and Dispositions

Acquisitions

From time to time, the Company enters into transactions involving the purchase of a full or partial ownership interest in complementary business operations.

On April 16, 2010, the Company acquired the remaining 65-percent ownership interest in @Balance, B.V. (“@Balance”) in exchange for cash consideration of $74.0 million. @Balance is a supplier of managed pressure drilling services. Generally accepted accounting principles require that an acquirer remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

or loss in earnings. The Company recognized a pre-tax gain of $20.8 million in the second quarter of 2010, as a result of remeasuring its previously held equity interest in @Balance, which is included within selling, general and administrative expenses in the consolidated condensed statements of operations. No other material acquisitions were finalized during the first six months of 2010 or 2009.

The acquired operations have been included in the results of operations since the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired, which is primarily associated with the @Balance transaction, approximated $56.5 million and has been recorded as goodwill in the June 30, 2010 consolidated condensed balance sheet. The purchase price allocations related to the 2010 acquisitions are based on preliminary information and are subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management. Pro forma results of operations have not been presented because the effect of these transactions was not material to the Company’s consolidated condensed financial statements.

Dispositions

During the first six months of 2009, the Company disposed of certain non-core operations acquired in connection with the W-H Energy Services, Inc. transaction. The Company received cash proceeds of $65.0 million and is entitled to future consideration in the event financial metrics established under earn-out arrangements are met. The accompanying consolidated condensed financial statements reflect no gain or loss associated with the sale of these operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income attributable to Smith	$65,074	$24,386	$76,615	$121,321

Weighted average number of common shares outstanding	248,539	219,307	248,450	219,254

Basic EPS	$0.26	$0.11	$0.31	$0.55

Net income attributable to Smith	$65,074	$24,386	$76,615	$121,321

Weighted average number of common shares outstanding	248,539	219,307	248,450	219,254
Dilutive effect of stock options and restricted stock units	1,794	938	1,609	671

	250,333	220,245	250,059	219,925

Diluted EPS	$0.26	$0.11	$0.31	$0.55

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for the majority of the Company’s inventories; however, certain of the Company’s U.S.-based inventories are valued utilizing the last-in, first-out (“LIFO”) method. Inventory costs, consisting of materials, labor and factory overhead, are as follows:

	June 30,	December 31,
	2010	2009

Raw materials	$190,042	$173,953
Work-in-process	236,563	163,489
Finished goods	1,619,295	1,656,648

	2,045,900	1,994,090
Reserves to state certain U.S. inventories (FIFO cost of $706,598 and $840,326 in 2010 and 2009, respectively) on a LIFO basis	(165,277)	(173,735)

	$1,880,623	$1,820,355

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009

Land and improvements	$88,266	$88,154
Buildings	367,149	357,521
Machinery and equipment	1,197,614	1,181,269
Rental tools	1,546,984	1,435,870

	3,200,013	3,062,814
Less — Accumulated depreciation	(1,227,771)	(1,139,349)

	$1,972,242	$1,923,465

8.	Goodwill and Other Intangible Assets

Goodwill

The following table presents goodwill on a segment basis as of the dates indicated as well as changes in the account during the period shown.

		Smith
	M-I SWACO	Oilfield	Distribution	Consolidated

Balance as of December 31, 2009	$752,821	$2,264,920	$51,087	$3,068,828
Acquisitions	—	56,487	—	56,487
Purchase price revisions	6,813	(288)	—	6,525

Balance as of June 30, 2010	$759,634	$2,321,119	$51,087	$3,131,840

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents	$446,898	$99,070	$347,828	$445,973	$83,387	$362,586
Trademarks(a)	212,807	5,095	207,712	205,031	4,390	200,641
License agreements	42,710	23,572	19,138	41,677	20,517	21,160
Non-compete agreements	38,445	30,652	7,793	37,928	28,410	9,518
Customer relationships and contracts	85,713	43,924	41,789	58,438	38,257	20,181

	$826,573	$202,313	$624,260	$789,047	$174,961	$614,086

(a)	Included within the gross carrying amount of trademarks is $195.7 million of indefinite-lived assets.

Intangible amortization expense totaled $13.5 million and $12.9 million for the for the three-month periods ended June 30, 2010 and 2009, respectively, and $27.3 million and $25.8 million for the six months ended June 30, 2010 and 2009, respectively. The weighted average life for other intangible assets subject to amortization, which excludes certain indefinite-lived trademarks, approximates 13 years. Amortization expense on existing intangible assets is expected to approximate $53 million for fiscal year 2010 and is anticipated to range between $36 million and $48 million per year for the 2011 — 2014 fiscal years.

9.	Debt

The following summarizes the Company’s outstanding debt:

	June 30,	December 31,
	2010	2009

Current:
Short-term borrowings	$76,679	$87,267
Current portion of long-term debt	239,870	271,501

Short-term borrowings and current portion of long-term debt	$316,549	$358,768

Long-Term:
Notes, net of unamortized discounts	$1,493,783	$1,493,634
Revolving credit facilities	—	—
Term loans	228,014	592,121

	1,721,797	2,085,755
Less — Current portion of long-term debt	(239,870)	(271,501)

Long-term debt	$1,481,927	$1,814,254

During the first six months of 2010, the Company used a portion of the cash received in the November 2009 equity offering to repay $350 million of outstanding borrowings under various loan agreements. Additionally, $220.0 million of senior notes maturing in February 2011 and classified as long-term debt as of December 31, 2009 are classified within the current portion of long-term debt as of June 30, 2010.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In December 2009, the Company entered into a $1.0 billion unsecured revolving credit facility provided by a syndicate of financial institutions, under which M-I SWACO can utilize up to $125 million. The revolving credit agreement allows for the election of interest at a base rate or a Eurodollar rate of LIBOR plus 250 basis points, and requires the payment of a quarterly commitment fee of 37.5 basis points on the unutilized portion of the facility. The credit facility, which expires in March 2013, contains customary covenants, a debt-to-total capitalization limitation and remained undrawn at June 30, 2010. Additionally, the Company had a $375.0 million unsecured revolving credit facility, which expired in July 2010 and was undrawn at June 30, 2010.

Principal payments of long-term debt for the twelve-month periods ending subsequent to June 30, 2011 are as follows:

2012	$197,816
2013	10,066
2014	299,459
2015	—
Thereafter	974,586

$1,481,927

The Company was in compliance with its loan covenants under the various loan agreements, as amended, at June 30, 2010.

10.	Derivative Financial Instruments

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

For foreign exchange and interest rate derivative instruments that do not qualify as cash flow hedges, realized and unrealized gains and losses are recognized currently through earnings. Foreign exchange hedge contracts not designated as cash flow hedges with a notional amount of $164.5 million and $114.5 million were outstanding at June 30, 2010 and December 31, 2009, respectively.

For foreign exchange and interest rate derivative instruments that qualify as cash flow hedges, realized and unrealized gains and losses are deferred to accumulated other comprehensive income (“AOCI”) and recognized in the consolidated statements of operations when the hedged item affects earnings. At June 30, 2010, the Company had one outstanding interest rate cash flow hedge contract with a notional amount of $50.3 million and various outstanding foreign exchange cash flow hedge contracts with notional amounts totaling $15.8 million. At December 31, 2009, the Company had one outstanding interest rate cash flow hedge contract with a notional amount of $63.9 million and no outstanding foreign exchange cash flow hedge contracts. Approximately $2.6 million of losses deferred in AOCI related to cash flow foreign exchange and interest rate derivative contracts, or $1.4 million net of taxes and noncontrolling interests, will be reclassified into earnings during the second half of 2010.

The Company has recognized $4.1 million and $11.1 million of derivative contract losses in the consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2010, respectively. During the three-month and six-month periods ended June 30, 2009, the Company recognized $3.8 million and $10.9 million, respectively, in derivative contract losses.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table provides required information with respect to the classification and loss amounts recognized in income as well as the derivative-related contract losses deferred in AOCI for the three-month and six-month periods ended June 30, 2010 and 2009:

	Gain (Loss)					Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI to Income
	Three Months		Six Months		Location of Gain (Loss)	Three Months		Six Months
	Ended June 30,		Ended June 30,		Reclassified from AOCI to Income	Ended June 30,		Ended June 30,
	2010	2009	2010	2009		2010	2009	2010	2009

Derivatives Designated as Cash Flow Hedging Instruments —
Interest rate contracts	$(290)	$(464)	$(647)	$(954)	Interest expense	$(837)	$(725)	$(1,705)	$(1,367)
Foreign exchange contracts	(13)	—	(1,144)	(1,061)	Cost of oilfield revenues	(367)	(908)	(418)	(2,316)

	$(303)	$(464)	$(1,791)	$(2,015)		$(1,204)	$(1,633)	$(2,123)	$(3,683)

	Gain (Loss) Recognized in Income
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009	Classification

Derivatives Designated as Cash Flow Hedging Instruments —
Interest rate contracts	$—	$—	$—	$(76)	Selling, general and administrative expenses
Derivatives Not Designated —
Foreign exchange contracts	$(2,932)	$(2,216)	$(8,975)	$(7,161)	Selling, general and administrative expenses

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

	Fair Value of Derivatives
	June 30,	December 31,
Asset Derivatives	2010	2009	Classification

Derivatives Not Designated —
Foreign exchange contracts	$4,381	$2,648	Prepaid expenses and other

Liability Derivatives
Derivatives Designated as Hedging Instruments —
Interest rate contracts	$(3,650)	$(4,623)	Other current liabilities
Derivatives Not Designated —
Foreign exchange contracts	(8,394)	(4,138)	Other current liabilities

Total	$(12,044)	$(8,761)

Other Financial Instruments

The fair value of outstanding long-term debt instruments is determined using quoted prices for similar debt instruments, which is classified as a Level Two tier measurement methodology under the applicable accounting standard. At June 30, 2010, the fair value of long-term debt instruments approximated $2.05 billion

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

and the recorded value totaled $1.72 billion. The fair and recorded values of long-term debt instruments totaled $2.33 billion and $2.09 billion, respectively, at December 31, 2009.

The fair value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term borrowings, approximates the carrying value due to the nature of these instruments.

11.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying consolidated condensed balance sheets consist of the following:

	June 30,	December 31,
	2010	2009

Currency translation adjustments	$(5,888)	$31,290
Fair value of derivatives	(3,482)	(2,274)
Pension and other postretirement benefits	(4,788)	(4,901)

Accumulated other comprehensive income	$(14,158)	$24,115

12.	Long-Term Incentive Compensation

As of June 30, 2010, the Company had outstanding restricted stock and stock option awards granted under the Third Amended and Restated 1989 Long-Term Incentive Compensation Plan (the “LTIC Plan”). As of June 30, 2010, approximately 640 thousand shares were authorized for future issuance pursuant to the LTIC Plan.

Restricted Stock

The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based units”) and time-based restricted stock units (“time-based units”). The number of performance-based units issued under the program, which can range from zero to 150 percent of the target units granted, is solely dependent upon financial metrics achieved by the Company in the fiscal year subsequent to the award. Activity under the Company’s restricted stock program for the six-month period ended June 30, 2010 is presented below (in thousands, except per share data):

	Time-Based Awards		Performance-Based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	Units	Value(a)	Units(b)	Value(a)	Stock Units

Outstanding at December 31, 2009	2,366	$29.33	1,795	$27.52	4,161
Granted	196	41.17	—	—	196
Forfeited	(78)	35.52	(6)	33.38	(84)
Vested	—	—	(250)	26.80	(250)

Outstanding at June 30, 2010	2,484	30.07	1,539	27.62	4,023

(a)	Reflects the weighted average grant date fair value.

(b)	Performance-based units outstanding assume achievement of target level financial metrics related to the December 2009 grants.

Restrictions on approximately 1.2 million restricted stock units outstanding at June 30, 2010 are expected to lapse and issue during the 2010 fiscal year.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Options

Activity under the Company’s stock option program for the six-month period ended June 30, 2010 is presented below (in thousands, except per share data):

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Life	Intrinsic Value

Outstanding at December 31, 2009	1,059	$20.05
Exercised	(132)	20.20

Outstanding and exercisable at June 30, 2010	927	20.02	3.1	$16,348

Share-based Compensation Expense

Share-based compensation expense, consisting of restricted stock and stock option awards, was $12.0 million and $10.8 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $24.2 million and $23.1 million for each of the six-month periods ended June 30, 2010 and 2009, respectively.

Assuming achievement of target-level financial metrics for performance-based awards granted in December 2009, unrecognized share-based compensation expense totaled $90.4 million for awards outstanding as of June 30, 2010. After adjusting for taxes and noncontrolling interests, approximately $59.8 million of additional share-based compensation is expected to be recognized over a weighted average period of 2.6 years.

13.	Income Taxes

The effective tax rate for the three-month period ended June 30, 2010 was 32 percent and compares to 31 percent for the prior-year quarter. For the six-months ended June 30, 2010 and 2009, the effective tax rate was 38 percent and 32 percent, respectively. The Company’s current quarter and year-to-date results include $7.6 million and $30.6 million, respectively, of losses related to devaluation of the Venezuelan local currency denominated net asset position and certain business combination transaction-related expenses for which no tax benefit was recognized. Additionally, during the second quarter of 2010, approximately $13.2 million of the pre-tax gain recognized on the Company’s remeasurement of its previous investment in @Balance did not attract income tax expense, which favorably impacted the effective tax rate. On a combined basis, the effect of these items accounted for the majority of the year-over-year variance in the effective tax rates. The consolidated tax provision assumes completion of the proposed Merger as well as other business combination transactions. If these transactions do not close, an additional tax benefit will be recorded.

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

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table presents consolidated revenues by region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	$995,703	$772,535	$1,834,135	$1,862,075
Canada	177,344	133,612	405,057	325,896

North America	1,173,047	906,147	2,239,192	2,187,971

Latin America	261,762	227,499	532,571	503,606
Europe/Africa	558,782	510,689	1,100,236	1,050,504
Middle East/Asia	302,472	299,954	561,875	613,687

Non-North America	1,123,016	1,038,142	2,194,682	2,167,797

	$2,296,063	$1,944,289	$4,433,874	$4,355,768

The following table presents financial information for each reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
M-I SWACO	$1,155,600	$1,013,016	$2,266,790	$2,172,353
Smith Oilfield	650,151	520,467	1,224,982	1,202,867
Distribution	490,312	410,806	942,102	980,548

	$2,296,063	$1,944,289	$4,433,874	$4,355,768

Operating Income:
M-I SWACO	$132,589	$121,325	$252,993	$268,833
Smith Oilfield	80,987	47,622	137,535	153,387
Distribution	13,599	(9,799)	18,301	5,722
General corporate	(35,722)	(25,844)	(92,497)	(52,960)

	$191,453	$133,304	$316,332	$374,982

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following tables summarize charges and gains, included within selling, general and administrative expenses, on a reportable segment basis:

For the three months ended June 30, 2010:

	Pre-Tax	Tax (Provision)	Noncontrolling
	Cost	Benefit	Interest	Net

Venezuelan currency-related losses:
M-I SWACO	$7,404	$1,773	$2,252	$3,379
General corporate	4,487	1,526	—	2,961

	11,891	3,299	2,252	6,340

Business combination transaction-related costs:
M-I SWACO	654	222	173	259
General corporate	23,032	5,630	—	17,402

	23,686	5,852	173	17,661

Gain on remeasurement of investment in @Balance:
General corporate	(20,773)	(3,389)	—	(17,384)

	$14,804	$5,762	$2,425	$6,617

For the six months ended June 30, 2010:

	Pre-Tax	Tax (Provision)	Noncontrolling
	Cost	Benefit	Interest	Net

Venezuelan currency-related losses:
M-I SWACO	$19,050	$(1,393)	$8,177	$12,266
General corporate	15,817	2,034	—	13,783

	34,867	641	8,177	26,049

Business combination transaction-related costs:
M-I SWACO	1,817	222	638	957
General corporate	38,424	6,422	—	32,002

	40,241	6,644	638	32,959

Gain on remeasurement of investment in @Balance:
General corporate	(20,773)	(3,389)	—	(17,384)

	$54,335	$3,896	$8,815	$41,624

Charges incurred in the June 2010 quarter include an $11.9 million charge associated with the revaluation of certain U.S. dollar based billings payable in Venezuelan Bolivar Fuertes, $23.7 million in transaction-related charges, primarily attributable to expenses associated with the proposed Merger, and a $20.8 million gain recognized in connection with the @Balance transaction. During the six months ended June 30, 2010, the Company recorded a $34.9 million charge associated with the Venezuelan government’s devaluation of the Venezuelan Bolivar Fuertes and revaluation of certain U.S. dollar based billings payable in Venezuelan Bolivar Fuertes, $40.2 million in business combination transaction-related charges, primarily attributable to expenses associated with the proposed Merger, and a $20.8 million gain recognized in connection with the @Balance transaction.

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2009:

	Pre-Tax	Tax (Provision)	Noncontrolling
	Cost	Benefit	Interest	Net

Employee severance and other costs:
M-I SWACO	$2,983	$626	$1,193	$1,164
Smith Oilfield	8,593	3,006	—	5,587
Distribution	1,265	443	—	822
General corporate	160	56	—	104

	$13,001	$4,131	$1,193	$7,677

For the six months ended June 30, 2009:

	Pre-Tax	Tax (Provision)	Noncontrolling
	Cost	Benefit	Interest	Net

Employee severance and other costs:
M-I SWACO	$22,284	$5,376	$8,216	$8,692
Smith Oilfield	20,952	7,331	—	13,621
Distribution	1,916	671	—	1,245
General corporate	160	56	—	104

	45,312	13,434	8,216	23,662

Derivative contract-related costs:
General corporate	2,481	869	—	1,612

	$47,793	$14,303	$8,216	$25,274

Charges incurred during the first six months of 2009 are primarily attributable to severance-related expenses. The Company incurred charges of $12.5 million and $43.5 million for the three-month and six-month periods ended June 30, 2009, respectively, associated with a reduction in North American personnel levels. In addition, the Company incurred $0.5 million and $1.8 million in facility closure costs for the three-month and six-month periods ended June 30, 2009, respectively. During the six-month period ended June 30, 2009, the Company also recognized a $2.5 million loss on an interest rate derivative contract.

15.	Commitments and Contingencies

Litigation

Subsequent to the announcement of the Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors, and in certain cases against Schlumberger and one of its affiliates, challenging the Merger. Four of the lawsuits were filed in the District Court of Harris County, Texas, and have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The parties in the Actions have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. Plaintiffs in the Actions have served a consolidated amended petition for breach of fiduciary duty and a verified amended class action complaint, respectively. The amended pleadings are substantively similar and allege that the Company’s directors breached their fiduciary duties by, among other things, causing the

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Company to enter into the Merger Agreement at an allegedly inadequate and unfair price, agreeing to transaction terms that improperly inhibit alternative transactions and failing to provide material information to the Company’s stockholders in the preliminary proxy statement filed in connection with the Merger. Specifically, the pleadings allege that the preliminary proxy statement omits material information relating to, among other things: the analyses performed by, and the information relied upon by, UBS; any strategic alternatives to the Merger considered by UBS; UBS’s involvement in the negotiations between the Company and Schlumberger; the fee to be paid to UBS in connection with the Merger; and any negotiations or plans concerning the employment of Smith management after consummation of the Merger. The pleadings also allege that the Company and Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The pleadings seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees.

On May 28, 2010, a purported Company stockholder filed an individual lawsuit in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its directors, alleging that the Company had disseminated a false and materially misleading preliminary proxy statement in connection with the Merger in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The lawsuit alleges that the preliminary proxy statement omits and/or misrepresents material information relating to, among other things: negotiations, if any, with other potential acquirers of the Company; any “market check” conducted by the Company in connection with the Merger; any strategic alternatives considered by the Company’s directors in connection with the Merger; whether the Merger consideration includes any compensation for the synergies to be achieved in the Merger; the financial information and forecasts provided by the Company’s directors to UBS in connection with its fairness opinion; the discounted cash flow, comparable transaction and selected companies analyses performed by UBS; and business ties between any of the Company’s directors and Schlumberger. The complaint seeks, among other things, injunctive relief, compensatory damages and reasonable costs and expenses incurred in the action, including counsel fees and expert fees.

The Company believes that the lawsuits in which it is named are without merit and intends to defend these lawsuits vigorously.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP for the provision of certain services by M-I SWACO under the direction of BP, five employees of M-I SWACO were aboard the Deepwater Horizon at the time of the incident and unfortunately two of them were killed (the other three were uninjured). A number of legal actions, certain of which name an M-I SWACO entity as a defendant, have been filed in connection with the Deepwater Horizon incident, and additional legal actions may be filed in the future. Smith is currently investigating the incident and the liabilities that could potentially arise therefrom, and is assessing the availability of contractual indemnities and insurance coverage. However, based on information currently known, the amount of any potential loss attributable to M-I SWACO with respect to potential liabilities related to the incident would not be material.

The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

M-I SWACO Noncontrolling Interest

If the proposed Merger is not consummated, pursuant to the joint venture agreement, either the Company or its M-I SWACO joint venture partner, Schlumberger, can offer to sell to the other party its entire ownership interest in the joint venture in exchange for a cash purchase price specified by the offering partner. If the initiating partner’s offer to sell is not accepted, such party is obligated to purchase the other party’s interest at

SMITH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

the same valuation per interest. If the Company agrees to purchase Schlumberger’s joint venture interest, whether pursuant to these provisions or otherwise, Smith would need to fund the transaction. The Company’s funding could include issuing equity, resulting in dilution to existing stockholders, obtaining additional debt, which may require waivers of applicable debt covenants, or obtaining other financing, as well as using available cash to fund the purchase. Should the Company instead not purchase Schlumberger’s interest, the Company would no longer have an interest in the joint venture.

Standby Letters of Credit

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.3 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $245 million of standby letters of credit and bid, performance and surety bonds at June 30, 2010. Management does not expect any material amounts to be drawn on these instruments.

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

Recent Developments

Schlumberger Limited Merger Agreement

On February 21, 2010, the Company, Schlumberger Limited (“Schlumberger”) and Turnberry Merger Sub, Inc., a wholly-owned subsidiary of Schlumberger, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Turnberry Merger Sub, Inc. will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Schlumberger, and each share of Company common stock will be converted into the right to receive 0.6966 shares of Schlumberger common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the stockholders of the Company, (ii) applicable regulatory approvals and (iii) other customary closing conditions. The European Commission has cleared the Merger under the EC Merger Regulation without any conditions, and the U.S. Department of Justice has cleared the Merger without any conditions, granting early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the proposed merger.

Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new capital stock or equity awards, or entering into new material contracts or commitments outside the ordinary course of business, without the consent of Schlumberger. During the three-month and six-month periods ended June 30, 2010, the Company incurred $23.0 million and $38.4 million, respectively, in expenses associated with the proposed Merger, which expenses are included within selling, general and administrative expenses in the consolidated condensed statements of operations.

Stockholder Litigation

Subsequent to the announcement of the Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors, and in certain cases against Schlumberger and one of its affiliates, challenging the Merger. Four of the lawsuits were filed in the District Court of Harris County, Texas, and have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The parties in the Actions have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. Plaintiffs in the Actions have served a consolidated amended petition for breach of fiduciary duty and a verified amended class action complaint, respectively. The amended pleadings are substantively similar and allege that the Company’s directors breached their fiduciary duties by, among other things, causing the Company to enter into the Merger Agreement at an allegedly inadequate and unfair price, agreeing to transaction terms that improperly inhibit alternative transactions and failing to provide material information to the Company’s stockholders in the preliminary proxy statement filed in connection with the Merger. Specifically, the pleadings allege that the preliminary proxy statement omits material information relating to, among other things: the analyses performed by, and the information relied upon by, UBS; any strategic alternatives to the Merger considered by UBS; UBS’s involvement in the negotiations between the Company and Schlumberger; the fee to be paid to UBS in connection with the Merger; and any negotiations or plans concerning the employment of Smith management after consummation of the Merger. The pleadings also allege that the Company and Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The pleadings seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees.

On May 28, 2010, a purported Company stockholder filed an individual lawsuit in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its directors, alleging that the Company had disseminated a false and materially misleading preliminary proxy statement in connection with the Merger in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The lawsuit alleges that the preliminary proxy statement omits and/or misrepresents material information relating to, among other things: negotiations, if any, with other potential acquirers of the Company; any “market check” conducted by the Company in connection with the Merger; any strategic alternatives considered by the Company’s directors in connection with the Merger; whether the Merger consideration includes any compensation for the synergies to be achieved in the Merger; the financial information and forecasts provided by the Company’s directors to UBS in connection with its fairness opinion; the discounted cash flow, comparable transaction and selected companies analyses performed by UBS; and business ties between any of the Company’s directors and Schlumberger. The complaint seeks, among other things, injunctive relief, compensatory damages and reasonable costs and expenses incurred in the action, including counsel fees and expert fees.

The Company believes that the lawsuits in which it is named are without merit and intends to defend these lawsuits vigorously.

Where to Find Additional Information

Additional information about Schlumberger is included in documents that it has filed with the Securities and Exchange Commission (“SEC”). Additional information concerning the Merger is contained in Item 1A, Risk Factors, and in the proxy statement/prospectus and registration statement filed with the SEC on July 16, 2010. STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND REGISTRATION STATEMENT REGARDING THE PROPOSED TRANSACTION AS IT CONTAINS IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. These materials are available to the stockholders of Smith at no expense to them. Investors and security holders are able to obtain the documents free of charge at the SEC’s website, www.sec.gov. In addition, such materials (and all other documents filed with the SEC) are available free of charge at www.smith.com or www.slb.com. A stockholder may also read and copy any reports, statements and other information filed by Smith or Schlumberger with the SEC at the SEC public reference room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) 732-0330 or visit the SEC’s website for further information on its public reference room.

Each company’s directors and executive officers and other persons may be deemed, under SEC rules, to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding Schlumberger’s directors can be found in its proxy statement filed with the SEC on March 4, 2010 and officers can be found in its 2009 Form 10-K filed with the SEC on February 5, 2010. Information regarding Smith’s directors can be found in the proxy statement/prospectus filed on July 16, 2010 and officers can be found in Smith’s 2009 Form 10-K filed with the SEC on March 1, 2010. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the transaction, by security holdings or otherwise, are contained in the proxy statement/prospectus filed on July 16, 2010 and other relevant materials to be filed with the SEC.

Deepwater Horizon Drilling Rig Accident

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP for the provision of certain services by M-I SWACO under the direction of BP, five employees of M-I SWACO were aboard the Deepwater Horizon at the time of the incident and unfortunately two of them were killed (the other three were uninjured). A number of legal actions, certain of which name an M-I SWACO entity as a defendant, have been filed in connection with the Deepwater Horizon incident, and additional legal actions may be filed in the future. Smith is currently investigating the incident and the liabilities that could potentially arise therefrom, and is assessing the availability of contractual indemnities and insurance coverage. However, based on information currently known, the amount of any potential loss attributable to M-I SWACO with respect to potential liabilities related to the incident would not be material.

The Company’s revenue attributable to the U.S. Gulf of Mexico represented approximately six percent of its consolidated revenue for the year ended December 31, 2009. The majority of these revenues related to the high-performance services and products deployed in deepwater operations. At this time, Smith can not predict what further impact the Deepwater Horizon incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by customers of Smith or other industry participants in response to the incident. Increased costs for the operations of Smith’s customers in the U.S. Gulf of Mexico, along with permitting delays, could affect the economics of currently planned activity in the area and demand for their services. A prolonged suspension of drilling activity in the U.S. Gulf of Mexico and resulting new regulations could materially adversely affect the Company’s financial condition, results of operations or cash flows.

Devaluation of Venezuelan Bolivar Fuertes

In January 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar Fuertes which modified the official fixed rate from 2.15 Venezuelan Bolivar Fuertes per U.S. dollar to a multi-rate system. The Company accounts for its operations in Venezuela using the U.S. dollar as its functional currency. Exchange rates used in translating Venezuelan Bolivar Fuertes denominated transactions, assets and liabilities subsequent to the devaluation date are dependent upon a number of factors, including the nature of contracts and the types of goods and services provided, which range between 2.6 and 4.3 Venezuelan Bolivar Fuertes per U.S. dollar. During the second quarter of 2010, the Venezuelan government modified its practices with respect to certain U.S. dollar based billings indicating it would settle such commitments at 2.6 rather than 4.3 Venezuelan Bolivar Fuertes per U.S. dollar. This change resulted in a further reduction in the U.S. dollar value of receivables outstanding as of March 31, 2010 and revenues recognized during the second quarter of 2010. The Company recorded a pre-tax loss of $11.9 million in the second quarter of 2010 in connection with the impact of the Venezuelan government’s action on outstanding receivables. For the six months ended June 30, 2010, the Company recorded a pre-tax loss totaling $34.9 million related to the revaluation of its Venezuelan Bolivar Fuertes denominated net asset position and certain U.S. dollar based billings, which is included within selling, general and administrative expenses in the consolidated condensed statements of operations.

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

The Company’s operations are driven principally by the level of exploration and production (“E&P”) spending in major energy-producing regions around the world and the depth and complexity of these projects. Although E&P spending is significantly influenced by the market price of oil and natural gas, it may also be affected by supply and demand fundamentals, finding and development costs, decline and depletion rates, environmental concerns, the financial condition of independent E&P companies, the overall level of global economic growth and activity, and political actions and uncertainties including, but not limited to, increased taxation, regulation and royalties. In addition, approximately five percent of the Company’s consolidated revenues relate to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely impacted by the general condition of the U.S. economy.

Capital investment by energy companies is largely divided into two markets, which vary greatly in terms of primary business drivers and associated volatility levels. North American drilling activity is primarily influenced by natural gas fundamentals, with approximately 60 percent of the first six months of 2010 rig count focused on natural gas finding and development activities. Conversely, drilling in areas outside of North America is more dependent on crude oil fundamentals, which influence three-quarters of international drilling activity. Historically, business in markets outside of North America has proved to be less volatile as the high cost E&P programs in these regions are generally undertaken by major oil companies, consortiums and national oil companies as part of a longer-term strategic development plan. Although approximately half of the Company’s consolidated revenues were generated in North America during the first half of 2010, Smith’s profitability was influenced by business levels in markets outside of North America. The Distribution segment, which accounts for 21 percent of consolidated revenues and primarily supports a North American customer base, masks the geographic revenue mix of the Company’s oilfield operations. Excluding the impact of the Distribution segment, over 60 percent of the Company’s revenues were generated in markets outside of North America during the first half of 2010.

Business Outlook

The Company’s current year results will be influenced by worldwide drilling activity and the general state of the global economic environment. On a worldwide basis, drilling activity is currently expected to increase over 2009 levels. The majority of the anticipated increase is expected in the North American market, driven by the reported expansion in non-conventional, oil-directed drilling. Markets outside of North America, which focus on oil-directed activities, will be influenced by global energy demand and oil-targeted drilling projects. Near-term activity levels will likely be influenced by a recovery in Canadian drilling from the seasonal decline experienced in the second quarter of each year due to the spring break-up, which limits land-based drilling activity. Additionally, recent U.S. government moratoriums and pending guidelines and regulations with respect to drilling activity and the permitting of new wells in the U.S. Gulf of Mexico in response to the Deepwater Horizon drilling rig accident and resulting oil spill will adversely impact the offshore oil and gas operations of the Company and other industry participants in the near term and may result over the long term in a shift in activity away from the United States. Although prolonged suspension of drilling activity in the U.S. Gulf of Mexico and resulting new regulations or deterioration in the global economic environment could lead to lower exploration and production spending, reducing demand for the Company’s products and services and adversely impacting future results, the long-term outlook for the global energy sector is favorable due to supply and demand fundamentals.

The Merger Agreement with Schlumberger contains a number of restrictions on the Company’s operations during the pendency of the Merger. Smith’s ability to implement its business plan and respond to market conditions will be subject to compliance with these restrictions. Further information on these restrictions can be found in the Merger Agreement and in the proxy statement/prospectus filed with the Commission on July 16, 2010.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to, among other things, satisfaction of the closing conditions to the Merger, the risk that the contemplated Merger does not occur, negative effects from the pendency of the Merger, the ability to successfully integrate the merged businesses and to realize expected synergies, the risk that we will not be able to retain key employees, expenses of the Merger, overall demand for and pricing of the Company’s products and services, general economic and business conditions, the level of oil and natural gas exploration and development activities, global economic growth and activity, political stability of oil-producing countries, finding and development costs of operations, decline and depletion rates for oil and natural gas wells, seasonal weather conditions, industry conditions, effects of the prospective or suspended drilling moratoriums in the Gulf of Mexico or related changes in laws or regulations, and changes in laws or regulations and other risk factors that are discussed beginning on page 36 of this Form 10-Q, in the Company’s Form 10-K for the fiscal year ended December 31, 2009, and other documents filed with the Commission, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Management believes these forward-looking statements are reasonable. However, a stockholder should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Financial Data:
Revenues:
M-I SWACO	$1,155,600	51	$1,013,016	52	$2,266,790	51	$2,172,353	50
Smith Oilfield	650,151	28	520,467	27	1,224,982	28	1,202,867	28
Distribution	490,312	21	410,806	21	942,102	21	980,548	22

Total	$2,296,063	100	$1,944,289	100	$4,433,874	100	$4,355,768	100

Geographic Revenues:
United States:
M-I SWACO	$269,668	12	$204,250	11	$509,627	11	$464,139	11
Smith Oilfield	353,565	15	274,208	14	638,097	15	671,689	15
Distribution	372,470	16	294,077	15	686,411	15	726,247	17

Total United States	995,703	43	772,535	40	1,834,135	41	1,862,075	43

Canada:
M-I SWACO	45,739	2	22,742	1	107,209	2	63,668	1
Smith Oilfield	34,138	2	17,525	1	82,871	2	55,463	1
Distribution	97,467	4	93,345	5	214,977	5	206,765	5

Total Canada	177,344	8	133,612	7	405,057	9	325,896	7

Non-North America:
M-I SWACO	840,193	37	786,024	40	1,649,954	38	1,644,546	38
Smith Oilfield	262,448	11	228,734	12	504,014	11	475,715	11
Distribution	20,375	1	23,384	1	40,714	1	47,536	1

Total Non-North America	1,123,016	49	1,038,142	53	2,194,682	50	2,167,797	50

Total Revenues	$2,296,063	100	$1,944,289	100	$4,433,874	100	$4,355,768	100

Operating Income:
M-I SWACO	$132,589	11	$121,325	12	$252,993	11	$268,833	12
Smith Oilfield	80,987	12	47,622	9	137,535	11	153,387	13
Distribution	13,599	3	(9,799)	(2)	18,301	2	5,722	1
General corporate	(35,722)	*	(25,844)	*	(92,497)	*	(52,960)	*

Total	$191,453	8	$133,304	7	$316,332	7	$374,982	9

*	not meaningful

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%

Market Data:
Average Worldwide Rig Count:(1)
United States	1,666	36	1,004	26	1,577	34	1,176	28
Canada	156	3	79	2	280	6	186	5
Non-North America	2,846	61	2,769	72	2,798	60	2,789	67

Total	4,668	100	3,852	100	4,655	100	4,151	100

Onshore	4,073	87	3,257	85	4,062	87	3,555	86
Offshore	595	13	595	15	593	13	596	14

Total	4,668	100	3,852	100	4,655	100	4,151	100

Average Commodity Prices:
Crude Oil ($/Bbl)(2)	$78.05		$59.79		$78.46		$51.68
Natural Gas ($/mcf)(3)	4.35		3.81		4.67		4.13

(1)	Source: M-I SWACO (2009 revised effective January 2010).

(2)	Average daily West Texas Intermediate (“WTI”) spot closing prices, as quoted by NYMEX.

(3)	Average daily Henry Hub, Louisiana spot closing prices, as quoted by NYMEX.

M-I SWACO

Revenues

M-I SWACO primarily provides drilling and completion fluid systems, engineering and technical services to the oil and gas industry. Additionally, these operations provide oilfield production chemicals and manufacture and market equipment and services used for solids control, particle separation, pressure control, rig instrumentation and waste management. M-I SWACO is significantly influenced by its exposure to the global offshore market, which constitutes 49 percent of the revenue base, and to exploration and production spending for land-based projects outside of North America, which contributes approximately 31 percent of the segment’s revenues. The remaining 20 percent of M-I SWACO’s revenues are derived from customer spending for North American land-based projects. Offshore drilling programs, which accounted for 13 percent of the worldwide rig count in the first half of 2010, are generally more revenue intensive than land-based projects due to the complex nature of the related drilling environment. For the second quarter of 2010, M-I SWACO’s revenues totaled $1.16 billion, an increase of 14 percent from the comparable 2009 period. The majority of the revenue growth was reported in the Western Hemisphere reflecting the affect of a substantial improvement in land-based drilling activity and demand for drilling fluids and waste management services. To a lesser extent, the year-over-year revenue increase was also driven by higher customer demand in the Former Soviet Union (“FSU”) and North Sea regions. M-I SWACO reported revenues of $2.27 billion for the six-month period, four percent above the amounts reported in the first half of 2009. Substantially all of the revenue expansion was reported in North America, influenced by higher demand for drilling solutions, production chemicals and waste management services for land-based projects.

Operating Income

Operating income for the M-I SWACO segment was $132.6 million for the second quarter of 2010, translating into operating margins of 11.5 percent. Operating margins were slightly below prior-year levels due principally to the effect of increased charges reported in the current quarter. On an absolute dollar basis, operating income was $11.3 million above the 2009 level, impacted by higher revenue volumes and product mix factors. Operating income rose $16.3 million from the comparable prior-year period, after excluding

$8.1 million of charges associated primarily with the revaluation of certain Venezuelan U.S. dollar equivalent receivables in the June 2010 quarter and $3.0 million of severance-related charges in the June 2009 quarter. For the six months ended June 30, 2010, M-I SWACO operating income was $253.0 million, or 11.2 percent of revenues. After excluding $19.1 million in costs incurred related to the Venezuelan government’s currency changes and $1.8 million business combination transaction-related expense in 2010 and $22.3 million in charges associated with cost reduction efforts in 2009, operating income declined $17.3 million from the prior-year level to 12.1 percent of revenue, influenced by lower overall pricing and increased variable-related operating expenses.

Smith Oilfield

Revenues

The Smith Oilfield segment provides three-cone and diamond drill bits, tubulars, borehole enlargement tools, drill motors, directional drilling, measurement-while-drilling, and logging-while-drilling services, as well as completions, coiled tubing, cased-hole wireline and drilling related services. The Smith Oilfield segment has a high level of North American exposure with 59 percent of revenues concentrated in those markets, driven in part, by the significance of increased unconventional drilling projects in the U.S. land-based market and the complexity of drilling programs, which drive demand for a wider range of product offerings. The Smith Oilfield segment reported revenues of $650.2 million for the three months ended June 30, 2010, 25 percent above the second quarter of 2009. While the majority of the quarter-over-quarter increase was reported in North America driven by higher land-based exploration and production activity, significant growth was reported in all geographic regions and across most of the segment’s product offerings. For the six-month period, the Smith Oilfield segment revenues totaled $1.22 billion, two percent above the amounts reported in the comparable prior-year period. The revenue comparison was influenced primarily by lower U.S. product and service pricing from levels experienced in first quarter 2009 as well as reduced tubular product sales.

Operating Income

Operating income for the Smith Oilfield segment was $81.0 million, or 12.5 percent of revenues, for the three months ended June 30, 2010. Operating margins rose 3.4 percentage points from the prior-year period reflecting the growth in fixed-cost rental and service offering revenue and the non-recurrence of $8.6 million in employee severance-related charges reported in the second quarter of 2009. After excluding employee severance charges incurred in the prior-year quarter, operating income was $24.8 million above the June 2009 quarter attributable to the increase in business volumes. For the six months ended June 30, 2010, the Smith Oilfield segment operating income was $137.5 million, reflecting operating margins of 11.2 percent. Compared to the prior six-month period, the margin decline reflects a shift in the overall business mix and increased pricing pressure in the U.S. market from first quarter 2009 levels. After excluding the $21.0 million in charges related to cost reduction efforts in 2009, operating income declined $36.8 million from the comparable prior-year level influenced by the shift in the overall business mix and increased pricing pressure in the U.S. market.

Distribution

Revenues

The Distribution segment markets pipe, valves, fittings and mill, safety and other maintenance products to energy and industrial markets, primarily through an extensive network of supply branches in the United States and Canada. The segment has the most significant North American revenue exposure of any of the Company’s operations with 96 percent of current year revenues generated in those markets. Moreover, approximately 24 percent of the segment’s revenues relate to sales to the downstream energy sector, including petrochemical plants and refineries, whose spending is largely influenced by the general state of the U.S. economic environment. Additionally, certain customers in this sector utilize petroleum products as a base material and, accordingly, are impacted by crude oil and natural gas prices. For the second quarter of 2010, Distribution segment revenues were $490.3 million, which represents an increase of 19 percent over the comparable 2009 period. The expansion in revenue was concentrated in the U.S. market and attributable primarily to an improvement in customer spending for maintenance, repair and operating (“MRO”) supplies in the energy sector operations and increased demand for line pipe. The Distribution segment reported revenues of $942.1 million for the six months ended June 30, 2010, a decline of four percent from the comparable prior-year period. Business volume growth within the energy sector operations for MRO supplies was partially masked by lower demand for line pipe products on a year-to-date basis in the energy and industrial customer base.

Operating Income

Operating income for the Distribution segment was $13.6 million for the three months ended June 30, 2010, $23.4 million above the prior-year level primarily reflecting the impact of the growth in revenue levels. After excluding $1.3 million in charges related to cost-reduction initiatives incurred in the June 2009 quarter, operating results were $22.1 million above the prior-year period reflecting the growth in business volumes and reduced line pipe costs. For the first half of 2010, operating income rose $12.6 million above the amount reported in the 2010 period. After considering charges related to 2009 cost reduction efforts, operating income increased $10.7 million from the comparable prior-year period on a revenue decline reflecting higher pricing, partially offset by an increase in variable-based operating expenditures to support the increase in business volumes.

General Corporate

Operating Expenses

Operating expenses for general corporate totaled $35.7 million for the three months ended June 30, 2010, an increase of $9.9 million over the prior-year period. The year-over-year comparison was influenced primarily by the net impact of charges and a gain reported in the 2010 quarter. During the second quarter of 2010, the Company incurred $23.0 million of expenses associated with the proposed Merger and a $4.5 million charge associated with the revaluation of certain Venezuelan U.S. dollar equivalent receivables, partially offset by a $20.8 million gain recognized in connection with the @Balance transaction. For the six months ended June 30, 2010, operating expenses totaled $92.5 million, an increase of $39.5 million from the first half of 2009. The increase is principally attributable to the net impact of charges and a gain reported in the current year, which include $38.4 million expenses associated with the proposed Merger, $15.8 million related to the revaluation of its Venezuelan Bolivar Fuertes denominated net asset position and certain U.S. dollar based billings, and a $20.8 million gain recognized in connection with the @Balance transaction. After excluding net charges from both periods, operating expenses increased $8.6 million from the first half of 2009, attributable primarily to higher expenses associated with the Company’s recent debt placements and incentive compensation programs.

Consolidated Results

For the periods indicated, the following table summarizes the results of operations of the Company and presents these results as a percentage of total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$2,296,063	100	$1,944,289	100	$4,433,874	100	$4,355,768	100
Gross profit	658,669	29	529,030	27	1,249,849	28	1,221,332	28
Selling, general and administrative expenses	467,216	20	395,726	20	933,517	21	846,350	19

Operating income	191,453	9	133,304	7	316,332	7	374,982	9
Interest expense	36,917	2	42,803	2	74,639	2	70,327	2
Interest income	(890)	—	(729)	—	(1,568)	—	(1,087)	—

Income before income taxes	155,426	7	91,230	5	243,261	5	305,742	7
Income tax provision	50,229	2	27,957	2	91,468	2	98,275	2
Noncontrolling interests in net income of subsidiaries	40,123	2	38,887	2	75,178	2	86,146	2

Net income attributable to Smith	$65,074	3	$24,386	1	$76,615	1	$121,321	3

Consolidated revenues were $2.30 billion for the three months ended June 30, 2010, an increase of 18 percent from the level reported in the comparable 2009 period. Over three-quarters of the year-over-year growth in revenue was reported in the North American land market, influenced by continued improvement in customer demand for the Company’s drilling and completion offerings and MRO supplies. Revenues outside of North America rose eight percent from the second quarter of 2009 due to increased customer spending in the Europe, Africa and Latin America regions. For the first half of 2010, consolidated revenues totaled $4.43 billion, or two percent above the amount reported in the comparable 2009 period. The impact of the higher land based drilling in North America and increased customer activity in Europe, Africa and Latin America regions was partially offset by reduced customer purchases of tubular goods. The revenue comparison also reflects the impact of a decline in drilling activity in the offshore sector and market-driven pricing contraction for the Company’s products and services subsequent to the first quarter of 2009 in response to the sharp fall in activity levels in the United States.

Gross profit rose $129.6 million, or 25 percent, from the prior-year period to $658.7 million for the second quarter of 2010. The gross profit expansion is attributable to the period-to-period increase in revenues across all business segments. Consolidated gross profit margins were 28.7 percent in the second quarter of 2010, which is 150 basis points above the prior-year level. The gross margin improvement reflects the affect of higher oilfield rental and service volumes as well as lower line pipe product costs within the Distribution segment. Gross profit for the six-month period ended June 30, 2010 was $1.25 billion, an increase of $28.5 million, or two percent, from the prior-year level. The half-year comparison reflects the impact of lower pricing due to competitive pressures in the U.S. market and the extension or award of a number of long-term contracts in early 2009 which did not fully impact reported results until the second quarter of 2009.

Selling, general and administrative expenses totaled $467.2 million for the three months ended June 30, 2010, an 18 percent increase over the amounts reported in the prior-year quarter. The reported growth in operating expenses is attributable primarily to the reported revenue increase, continued investment in infrastructure to support growth and, to a lesser extent, net charges recognized in the comparable periods. During the second quarter of 2010, the Company recorded $23.7 million in business combination transaction-related expenses and an $11.9 million charge associated with the revaluation of certain Venezuelan U.S. dollar equivalent receivables, partially offset by a $20.8 million gain recognized in connection with the @Balance transaction. The comparable prior-year quarter included $13.0 million in employee severance-related costs.

Selling, general and administrative expenses totaled $933.5 million for the six-month period ended June 30, 2010, which is 10 percent above amounts reported in the first half of 2009. The year-over-year increase in operating expenses was driven principally by the business expansion reported the second quarter of 2010, net charges recognized in the comparable periods and continued investment in the Company’s global infrastructure.

Net interest expense, which represents interest expense less interest income, equaled $36.0 million in the second quarter of 2010. The $6.0 million year-over-year reported decline in net interest expense reflects a reduction in outstanding debt levels. Net interest expense increased $3.8 million from the first six months of 2009 to $74.6 million for the first half of 2010, attributable to higher interest rates associated with the refinancing of short-term indebtedness with a fixed-rate debt issuance during March of 2009 and was partially offset by reduced debt levels.

The effective tax rate approximated 32 percent and 38 percent for the three-month and six-month periods ended June 30, 2010, respectively. The Company’s 2010 second quarter and year-to-date results include $7.6 million and $30.6 million of losses related to devaluation of the Venezuelan local currency denominated net asset position and certain business combination transaction-related expenses for which no tax benefit was recognized. On a combined basis, the effect of these items accounted for the majority of the year-over-year increases in the effective tax rates. After excluding non-deductible charges reported in 2010, the effective tax rates for both periods were lower than the U.S. statutory rate due to the impact of M-I SWACO’s U.S. partnership earnings for which the noncontrolling interest partner is directly responsible for its related income taxes. The Company properly consolidates the pretax income related to the noncontrolling partner’s share of U.S. partnership earnings but excludes the related tax provision.

Noncontrolling interests in net income of subsidiaries reflects the portion of the results of majority-owned operations which are applicable to the noncontrolling interest partners. Expense related to noncontrolling interests totaled $40.1 million for the June 2010 quarter, $1.2 million above the amount reported in the prior-year period primarily associated with a increase in profitability levels in the M-I SWACO joint venture. Noncontrolling interests declined $11.0 million from amounts reported in the first half of 2009 due principally to a reduction in the first quarter 2010 profitability levels in the M-I SWACO joint venture.

Liquidity and Capital Resources

General

Cash and cash equivalents equaled $497.7 million as of June 30, 2010, a decrease $490.7 million during the first six months of 2010. During the first half of 2010, the Company generated $222.1 million of cash flows from operations, which compares to $651.3 million generated in the prior-year period. The reduction in cash flows generated from operations was driven by increased investment in working capital, primarily accounts receivable, and the lower year-on-year profitability levels.

Cash flows used in investing activities for the six-month period ended June 30, 2010 totaled $270.3 million, and relates principally to investments in property, plant and equipment and the acquisition of the remaining 65-percent interest in @Balance. When compared to the first six months of 2009, cash flows used in investing activities for the first half of 2010 rose $190.1 million with approximately two-thirds of the increase attributable to acquisition and disposition transactions completed in the comparable periods. To a lesser extent, the growth in exploration and production activity in 2010 resulted in higher capital spending year-over-year.

The Company has increased its expected capital investment for property, plant and equipment for fiscal 2010 in response to a continuing favorable industry environment, estimating spending to range from $420 million to $450 million. The allocation of additional funds by the Company for capital expenditures throughout the year is likely and would be implemented in accordance with the terms of the Merger Agreement.

Cash flows used in financing activities totaled $432.4 million for the six months ended June 30, 2010, $79.5 million below the prior-year period. During the first half of 2010, the Company used a portion of the cash received in the November 2009 equity offering to repay outstanding borrowings under various loan agreements and fund $59.6 million of common stock dividends.

The Company’s primary internal source of liquidity is cash flow generated from operations. Cash flow generated from operations is primarily influenced by the level of worldwide drilling activity, which affects profitability levels and working capital requirements. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. As of June 30, 2010, the Company had no amounts drawn or letters of credit issued under various U.S. revolving credit facilities, resulting in $1.4 billion of current capacity available for operating or investing needs. Subsequent to June 30, 2010, the Company’s $375.0 million revolving credit facility expired and was not replaced. The Company also has revolving credit facilities in place outside of the United States, which are generally used to finance local operating needs. At June 30, 2010, the Company had available borrowing capacity of $138 million under the non-U.S. borrowing facilities.

The Company’s external sources of liquidity include debt and equity financing in the public capital markets, if needed. The Company carries an investment-grade credit rating with recognized rating agencies, generally providing the Company with access to debt markets. The Company’s overall borrowing capacity is, in part, dependent on maintaining compliance with financial covenants under the various credit agreements and is subject to the restrictions imposed by the Merger Agreement. As of June 30, 2010, the Company was within the covenant compliance thresholds under its various loan agreements, as amended, providing the ability to access available borrowing capacity. Management believes internally generated cash flow combined with capacity available under existing credit facilities will be sufficient to finance capital expenditures and working capital needs of the existing operations for the foreseeable future.

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

The Company’s Board of Directors maintains a share repurchase program that allows for the repurchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. As of June 30, 2010, the Company had 15.2 million shares remaining under the current authorization. Future repurchases under the program may be executed from time to time, in the open market or in privately negotiated transactions and will be funded with cash flows from operations or amounts available under existing credit facilities. The share repurchase program has been suspended during the pendency of the Merger in order to comply with the restrictions imposed by the Merger Agreement.

Commitments and Contingencies

Litigation

Subsequent to the announcement of the Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors, and in certain cases against

Schlumberger and one of its affiliates, challenging the Merger. Four of the lawsuits were filed in the District Court of Harris County, Texas, and have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The parties in the Actions have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. Plaintiffs in the Actions have served a consolidated amended petition for breach of fiduciary duty and a verified amended class action complaint, respectively. The amended pleadings are substantively similar and allege that the Company’s directors breached their fiduciary duties by, among other things, causing the Company to enter into the Merger Agreement at an allegedly inadequate and unfair price, agreeing to transaction terms that improperly inhibit alternative transactions and failing to provide material information to the Company’s stockholders in the preliminary proxy statement filed in connection with the Merger. Specifically, the pleadings allege that the preliminary proxy statement omits material information relating to, among other things: the analyses performed by, and the information relied upon by, UBS; any strategic alternatives to the Merger considered by UBS; UBS’s involvement in the negotiations between the Company and Schlumberger; the fee to be paid to UBS in connection with the Merger; and any negotiations or plans concerning the employment of Smith management after consummation of the Merger. The pleadings also allege that the Company and Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The pleadings seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees.

On May 28, 2010, a purported Company stockholder filed an individual lawsuit in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its directors, alleging that the Company had disseminated a false and materially misleading preliminary proxy statement in connection with the Merger in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The lawsuit alleges that the preliminary proxy statement omits and/or misrepresents material information relating to, among other things: negotiations, if any, with other potential acquirers of the Company; any “market check” conducted by the Company in connection with the Merger; any strategic alternatives considered by the Company’s directors in connection with the Merger; whether the Merger consideration includes any compensation for the synergies to be achieved in the Merger; the financial information and forecasts provided by the Company’s directors to UBS in connection with its fairness opinion; the discounted cash flow, comparable transaction and selected companies analyses performed by UBS; and business ties between any of the Company’s directors and Schlumberger. The complaint seeks, among other things, injunctive relief, compensatory damages and reasonable costs and expenses incurred in the action, including counsel fees and expert fees.

The Company believes that the lawsuits in which it is named are without merit and intends to defend these lawsuits vigorously.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP for the provision of certain services by M-I SWACO under the direction of BP, five employees of M-I SWACO were aboard the Deepwater Horizon at the time of the incident and unfortunately two of them were killed (the other three were uninjured). A number of legal actions, certain of which name an M-I SWACO entity as a defendant, have been filed in connection with the Deepwater Horizon incident, and additional legal actions may be filed in the future. Smith is currently investigating the incident and the liabilities that could potentially arise therefrom, and is assessing the availability of contractual indemnities and insurance coverage. However, based on information currently known, the amount of any potential loss attributable to M-I SWACO with respect to potential liabilities related to the incident would not be material.

The Company is also a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Standby Letters of Credit

In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under standby letters of credit and bid, performance and surety bonds. Certain of these outstanding instruments guarantee payment to insurance companies with respect to certain liability coverages of the Company’s insurance captive. Excluding the impact of these instruments, for which $20.3 million of related liabilities are reflected in the accompanying consolidated condensed balance sheet, the Company was contingently liable for approximately $245 million of standby letters of credit and bid, performance and surety bonds at June 30, 2010. Management does not expect any material amounts to be drawn on these instruments.

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

Evaluation of disclosure controls and procedures.  Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2010. Based upon that evaluation, our principal executive and financial officers concluded that as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Subsequent to the announcement of the Merger, five putative class action lawsuits were commenced on behalf of stockholders of the Company against the Company and its directors, and in certain cases against Schlumberger and one of its affiliates, challenging the Merger. Four of the lawsuits were filed in the District Court of Harris County, Texas, and have been consolidated into a single action in the 164th District Court of Harris County, Texas (the “Texas Action”), and one lawsuit is pending in the Delaware Court of Chancery (the “Delaware Action,” and collectively with the Texas Action, the “Actions”). The parties in the Actions have agreed to an expedited discovery schedule and to the coordination of pleadings and discovery in advance of any preliminary injunction hearing, which will be heard only in the Texas Action. On April 19, 2010, the court in the Delaware Action approved the parties’ agreement concerning the coordination of the Actions and agreed to otherwise stay the Delaware proceedings through any preliminary injunction hearing in Texas. Plaintiffs in the Actions have served a consolidated amended petition for breach of fiduciary duty and a verified amended class action complaint, respectively. The amended pleadings are substantively similar and allege that the Company’s directors breached their fiduciary duties by, among other things, causing the Company to enter into the Merger Agreement at an allegedly inadequate and unfair price, agreeing to transaction terms that improperly inhibit alternative transactions and failing to provide material information to the Company’s stockholders in the preliminary proxy statement filed in connection with the Merger. Specifically, the pleadings allege that the preliminary proxy statement omits material information relating to, among other things: the analyses performed by, and the information relied upon by, UBS; any strategic alternatives to the Merger considered by UBS; UBS’s involvement in the negotiations between the Company and Schlumberger; the fee to be paid to UBS in connection with the Merger; and any negotiations or plans concerning the employment of Smith management after consummation of the Merger. The pleadings also allege that the Company and Schlumberger aided and abetted the directors’ breaches of fiduciary duties. The pleadings seek, among other things, an injunction barring defendants from consummating the proposed transaction, declaratory relief and attorneys’ fees.

On May 28, 2010, a purported Company stockholder filed an individual lawsuit in the United States District Court for the Southern District of Texas, Houston Division, against the Company and its directors, alleging that the Company had disseminated a false and materially misleading preliminary proxy statement in connection with the Merger in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The lawsuit alleges that the preliminary proxy statement omits and/or misrepresents material information relating to, among other things: negotiations, if any, with other potential acquirers of the Company; any “market check” conducted by the Company in connection with the Merger; any strategic alternatives considered by the Company’s directors in connection with the Merger; whether the Merger consideration includes any compensation for the synergies to be achieved in the Merger; the financial information and forecasts provided by the Company’s directors to UBS in connection with its fairness opinion; the discounted cash flow, comparable transaction and selected companies analyses performed by UBS; and business ties between any of the Company’s directors and Schlumberger. The complaint seeks, among other things, injunctive relief, compensatory damages and reasonable costs and expenses incurred in the action, including counsel fees and expert fees.

The Company believes that the lawsuits in which it is named are without merit and intends to defend these lawsuits vigorously.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP for the provision of certain services by M-I SWACO under the direction of BP, five employees of M-I SWACO were aboard the Deepwater Horizon at the time of the incident and unfortunately two of them were killed (the other three were uninjured). A number of legal actions, certain of which name an M-I SWACO entity as a defendant, have been filed in connection with the Deepwater Horizon incident, and additional legal actions may be filed in the future. Smith is currently investigating the incident and the liabilities that could potentially arise therefrom, and is assessing the availability of contractual indemnities and insurance coverage. However, based on information currently known, the amount of any potential loss attributable to M-I SWACO with respect to potential liabilities related to the incident would not be material.

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

The offshore oil and gas operations of our business could be adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. In response to this incident, the Minerals Management Service of the U.S. Department of the Interior, or MMS, issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. The notice also stated that the MMS will not consider during the six-month moratorium period drilling permits for new wells and related activities for specified water depths. In addition, wells covered by the moratorium that were then being drilled were required to halt drilling and take steps to secure the well. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana issued a preliminary injunction prohibiting the enforcement of the moratorium, which the Department of the Interior has appealed to the Fifth Circuit Court of Appeals. On July 8, 2010, the Court of Appeals denied the government’s request that the district court’s order be stayed while the appeal is pending. On July 12, 2010, the Secretary of the Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE (formerly named the MMS), to issue a suspension until November 30, 2010 of most deepwater drilling activities for specified drilling configurations and technologies, rather than a moratorium based on water depths. The BOEMRE is expected to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.

The Company’s revenue attributable to the U.S. Gulf of Mexico represented approximately six percent of its consolidated revenue for the year ended December 31, 2009. The majority of these revenues related to the high-performance services and products deployed in deepwater operations.

At this time, Smith can not predict what further impact the Deepwater Horizon incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by customers of Smith or other industry participants in response to the incident. Increased costs for the operations of Smith’s customers in the U.S. Gulf of Mexico, along with permitting delays, could affect the economics of currently planned activity in the area and demand for their services and may result over the long term in a shift in activity away from the United States. A prolonged suspension of drilling activity in the U.S. Gulf of Mexico and resulting new regulations could materially adversely affect the Company’s financial condition, results of operations or cash flows.

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

The Merger Agreement contains certain closing conditions including approval of the Merger by Smith stockholders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred to either company. In addition, we will be unable to complete the merger until approvals are received from various governmental entities. Regulatory agencies may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require us and/or Schlumberger to accept conditions from these regulators that could adversely impact the combined company. We can provide no assurance that we will satisfy the various closing conditions and that the necessary approvals will be obtained or that any required conditions will not materially adversely affect the combined company following the Merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Merger.

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

Completion of the Merger is conditioned upon the receipt of certain governmental approvals, including the approval of the Merger by the antitrust regulators in certain specified jurisdictions. Although we and Schlumberger have agreed in the Merger Agreement to use our reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Under the terms of the Merger Agreement, Schlumberger is required to agree to take all actions demanded by an antitrust regulator in order to resolve any objections to the Merger (including divestitures, hold-separate restrictions or other restrictions) if doing so would not exceed a specified threshold, which is referred to as the detriment limit. The detriment limit would be exceed if the required divestitures of hold-separate restrictions affect assets other than (1) the W-H Energy Services business and corresponding Schlumberger operations and (2) other assets accounting for Schlumberger or Smith revenues of not more than $190 million in 2009, excluding from such calculation any W-H Energy Services operations and our Wilson business unit. If Schlumberger agrees to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the Merger, Schlumberger may be less able to realize anticipated benefits of the Merger, and the business and results of operations of the combined company after the Merger may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a share repurchase program that allows for the purchase of up to 20 million shares of the Company’s common stock, subject to regulatory issues, market considerations and other relevant factors. During the second quarter of 2010, the Company did not repurchase any shares of common stock under the program. The number of shares that may be purchased under the program as of June 30, 2010 is 15,158,913. Prior to January 1, 2010, the Company has repurchased 4.8 million shares at an average cost of $43.61 per share under the program. The acquired shares have been added to the Company’s treasury stock holdings. Certain participants in the long-term incentive plans surrender shares of common stock in order to satisfy tax-withholding obligations. These shares are not considered acquisitions under the Company’s share repurchase program. The share repurchase program has been suspended during the pendency of the Merger in order to comply with the restrictions imposed by the Merger Agreement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

The 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”) of the Company has been scheduled for August 24, 2010.

As previously announced, pursuant to Rule 14a-5(f) and Rule 14a-8(e)(2) under the Exchange Act, the deadline for receipt of stockholder proposals for inclusion in the Company’s proxy statement and form of proxy for the 2010 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act was set at July 19, 2010. In order for a proposal to be considered timely, it must have been received in writing by the Company on or prior to the applicable date at the Company’s principal executive offices, located at 1310 Rankin Road, Houston, Texas 77073, Attn: Secretary and General Counsel. In addition, in accordance with the advance notice requirements set forth in the Company’s Amended and Restated Bylaws (the “Bylaws”), in order for a stockholder proposal made outside of Rule 14a-8 to be considered timely within the meaning of the Bylaws and Rule 14a-4(c) under the Exchange Act, such proposal must have been received by the Company at the address set forth above on or before July 26, 2010.

Item 6.	Exhibits

Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

2.1	—	Agreement and Plan of Merger, dated as of February 21, 2010, by and among Schlumberger Limited (Schlumberger N.V.), Turnberry Merger Sub Inc., and Smith International, Inc. Filed as Exhibit 2.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.
4.1	—	Amendment No. 4, dated as of June 8, 2010, to the Rights Agreement, dated as of June 8, 2000, between Smith International, Inc. and Computershare Trust Company, N.A. as rights agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on June 9, 2010 and incorporated herein by reference.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	—	The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH INTERNATIONAL, INC.
Registrant

/s/  John Yearwood
John Yearwood
Chief Executive Officer,
President and Chief Operating Officer

Date: August 6, 2010

/s/  William Restrepo
William Restrepo
Senior Vice President,
Chief Financial Officer and Treasurer

Date: August 6, 2010

EXHIBIT INDEX

Exhibits designated with an “*” are filed, and with an “**” are furnished, as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

2.1	—	Agreement and Plan of Merger, dated as of February 21, 2010, by and among Schlumberger Limited (Schlumberger N.V.), Turnberry Merger Sub Inc., and Smith International, Inc. Filed as Exhibit 2.1 to the Company’s report on Form 8-K filed on February 22, 2010 and incorporated herein by reference.
4.1	—	Amendment No. 4, dated as of June 8, 2010, to the Rights Agreement, dated as of June 8, 2000, between Smith International, Inc. and Computershare Trust Company, N.A. as rights agent. Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on June 9, 2010 and incorporated herein by reference.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	—	The following materials from Smith International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.